Form 10-Q
period 2013-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2013-04-29
CIK 1267395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Front Street Hamilton, Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)

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

As of April 23, 2013, there were 66,280,335 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2013 and December 31, 2012

($ in millions, except share and per share amounts)

	As at March 31, 2013	As at December 31, 2012
ASSETS
Investments:
Fixed income maturities, available for sale at fair value (amortized cost — $5,199.9 and $5,228.5)	$5,493.1	$5,557.3
Fixed income maturities, trading at fair value (amortized cost — $447.1 and $431.6)	468.8	456.1
Equity securities, available for sale at fair value (cost — $164.9 and $174.0)	209.1	200.1
Equity securities, trading at fair value (cost — $199.7 and $Nil)	205.0	—
Short-term investments, available for sale at fair value (amortized cost — $352.3 and $431.5)	352.3	431.5
Short-term investments, trading at fair value (amortized cost — $0.8 and $2.4)	0.8	2.4
Other investments, equity method	45.0	45.0

Total investments	6,774.1	6,692.4
Cash and cash equivalents	1,212.7	1,463.6
Reinsurance recoverables
Unpaid losses	479.2	499.0
Ceded unearned premiums	217.4	122.6
Receivables
Underwriting premiums	1,149.7	1,057.5
Other	66.0	68.5
Funds withheld	85.0	84.3
Deferred policy acquisition costs	238.5	223.0
Derivatives at fair value	2.0	2.0
Receivable for securities sold	20.7	0.2
Office properties and equipment	55.2	57.9
Tax recoverable	—	2.4
Other assets	17.0	18.2
Intangible assets	18.8	19.0

Total assets	$10,336.3	$10,310.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at March 31, 2013 and December 31, 2012

($ in millions, except share and per share amounts)

	As at March 31, 2013	As at December 31, 2012
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,683.8	$4,779.7
Unearned premiums	1,295.7	1,120.8

Total insurance reserves	5,979.5	5,900.5
Payables
Reinsurance premiums	209.7	154.1
Deferred taxation	14.7	11.8
Accrued expenses and other payables	285.6	249.3
Liabilities under derivative contracts	8.0	7.4

Total payables	518.0	422.6
Long-term debt	499.2	499.1

Total liabilities	$6,996.7	$6,822.2

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares:
65,634,169 shares of par value 0.15144558¢ each (December 31, 2012 — 70,753,723)	$0.1	0.1
Preference shares:
4,600,000 5.625% shares of par value 0.15144558¢ each (December 31, 2012 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2012 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2012 — 6,400,000)	—	—
Non-controlling interest	0.2	0.2
Additional paid-in capital	1,318.2	1,516.7
Retained earnings	1,615.3	1,544.0
Accumulated other comprehensive income, net of taxes	405.8	427.4

Total shareholders’ equity	3,339.6	3,488.4

Total liabilities and shareholders’ equity	$10,336.3	$10,310.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues
Net earned premium	$510.9	$495.4
Net investment income	48.3	52.4
Realized and unrealized investment gains	16.3	10.7
Other income	1.1	0.7

Total revenues	576.6	559.2

Expenses
Losses and loss adjustment expenses	268.7	284.0
Policy acquisition expenses	104.6	96.1
General, administrative and corporate expenses	86.6	84.8
Interest on long-term debt	7.7	7.7
Change in fair value of derivatives	4.2	7.5
Realized and unrealized investment losses	1.1	1.7
Net realized and unrealized foreign exchange losses/(gains)	5.4	(7.7)
Other expenses	0.6	1.0

Total expenses	478.9	475.1

Income from operations before income tax	97.7	84.1
Income tax expense	(5.9)	(5.4)

Net income	$91.8	$78.7
Add: Loss attributable to non-controlling interest	—	0.1

Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$91.8	$78.8

Other Comprehensive Income, net of taxes:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	(6.5)	(0.9)
Change in net unrealized gains on available for sale securities held	(9.7)	(10.9)
Amortization of loss on derivative contract	0.1	—
Change in foreign currency translation adjustment	(5.5)	(1.5)

Other comprehensive (loss)	(21.6)	(13.3)

Comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$70.2	$65.5

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	68,854,286	70,943,997
Diluted	72,452,705	73,832,734
Basic earnings per ordinary share adjusted for preference share dividends	$1.21	$1.03
Diluted earnings per ordinary share adjusted for preference share dividends	$1.15	$0.99

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Three Months Ended March 31,
	2013	2012
Ordinary shares
Beginning and end of the period	$0.1	$0.1

Preference shares
Beginning and end of the period	—	—

Non-controlling interest
Beginning of the period	0.2	0.4
Net (loss) attributable to non-controlling interest for the period	—	(0.1)

End of the period	0.2	0.3

Additional paid-in capital
Beginning of the period	1,516.7	1,385.0
New ordinary shares issued	6.0	1.3
Ordinary shares repurchased and cancelled	(210.2)	—
Share-based compensation	5.7	4.5

End of the period	1,318.2	1,390.8

Retained earnings
Beginning of the period	1,544.0	1,341.6
Net income for the period	91.8	78.7
Dividends on ordinary shares	(11.9)	(10.6)
Dividends on preference shares	(8.6)	(5.7)
Net loss attributable to non-controlling interest for the period	—	0.1

End of the period	1,615.3	1,404.1

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	112.7	124.2
Change for the period, net of income tax	(5.5)	(1.5)

End of the period	107.2	122.7

Loss on derivatives, net of taxes:
Beginning of the period	(0.5)	(0.7)
Reclassification to interest payable	0.1	—

End of the period	(0.4)	(0.7)

Unrealized appreciation on investments, net of taxes:
Beginning of the period	315.2	305.4
Change for the period, net of taxes	(16.2)	(11.8)

End of the period	299.0	293.6

Total accumulated other comprehensive income, net of taxes	405.8	415.6

Total shareholders’ equity	$3,339.6	$3,210.9

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$91.8	$78.7
Proportion due to non-controlling interest	—	0.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5.7	8.0
Share-based compensation	5.7	4.5
Realized and unrealized investment (gains)	(16.3)	(10.7)
Realized and unrealized investment losses	1.1	1.7
Net realized and unrealized investment foreign exchange losses	4.4	0.9
Loss on derivative contracts	0.1	—
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(42.2)	40.7
Unearned premiums	184.4	226.0
Reinsurance recoverables:
Unpaid losses	16.6	(27.8)
Ceded unearned premiums	(97.3)	(87.1)
Other receivables	(2.7)	(0.5)
Deferred policy acquisition costs	(16.7)	(30.2)
Reinsurance premiums payable	58.0	35.4
Funds withheld	(0.7)	3.8
Premiums receivable	(101.0)	(164.2)
Deferred taxes	(3.9)	(4.4)
Income tax payable	6.1	8.1
Accrued expenses and other payable	4.8	10.7
Fair value of derivatives and settlement of liabilities under derivatives	4.8	(0.5)
Long-term debt	0.1	—
Intangible assets	0.2	0.3
Other assets	0.5	5.9

Net cash generated by operating activities	$103.5	$99.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows (used in) investing activities:
(Purchases) of fixed income maturities – Available for sale	$(644.5)	$(421.0)
(Purchases) of fixed income maturities – Trading	(115.0)	(58.6)
Proceeds from sales and maturities of fixed income maturities – Available for sale	639.1	394.3
Proceeds from sales and maturities of fixed income maturities – Trading	101.2	66.1
(Purchases) of equity securities – Available for sale	(2.4)	(18.5)
(Purchases) of equity securities – Trading	(204.6)	—
Proceeds from sales of equity securities – Available for sale	8.3	16.3
Proceeds from sales of equity securities – Trading	4.5	—
Net (purchases)/sales of short-term investments	72.9	(128.6)
Net change in (payable)/receivable for securities (purchased)/sold	11.9	1.4
Purchase of equipment	0.1	(7.7)

Net cash (used in) investing activities	(128.5)	(156.3)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	6.0	1.3
Ordinary shares repurchased	(210.2)	—
Dividends paid on ordinary shares	(11.9)	(10.6)
Dividends paid on preference shares	(8.6)	(5.7)

Net cash (used in) financing activities	(224.7)	(15.0)

Effect of exchange rate movements on cash and cash equivalents	(1.2)	6.1

(Decrease) in cash and cash equivalents	(250.9)	(65.8)
Cash and cash equivalents at beginning of period	1,463.6	1,239.1

Cash and cash equivalents at end of period	$1,212.7	$1,173.3

Supplemental disclosure of cash flow information:
Cash (received) during the period for income tax	$—	$(0.1)
Cash paid during the period for interest	$7.5	$7.5

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

2.    Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2012, has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

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

New Accounting Policies Adopted in 2013

In 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The ASU 2011-11 retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods therein. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The Company adopted ASU 2011-11 and ASU 2013-01 in the first quarter of 2013 and these standards do not impact the unaudited consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is intended to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in its financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. ASU 2013-02 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The Company adopted ASU 2013-02 in the first quarter of 2013 and this information is presented in Note 3 of the accompanying notes to the unaudited consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date” to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company does not anticipate this standard will have a material impact on its unaudited consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity” to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. This is not expected to have a material impact on the Company’s unaudited consolidated financial statements.

3.    Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s accumulated other comprehensive income that are reclassified into the unaudited condensed consolidated statement of operations for the three months ended March 31, 2013:

Details about the AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Condensed Consolidated Statement of Operations
	($ in millions)

Available for sale securities:
Realized gain on sale of securities	$6.7	Realized and unrealized investment gains
Realized (loss) on sale of securities	(0.2)	Realized and unrealized investment losses

	6.5	Income from operations before tax
Tax on realized gains and (losses) of securities	(1.3)	Income tax expense

	$5.2	Net income

Foreign currency translation adjustments:
Realized translation adjustments, gross of tax	$(4.0)	Net realized and unrealized foreign exchange gains/(losses)
Tax credit on realized translation adjustments	0.9	Income tax expense

	$(3.1)	Net income

Amortization of derivatives:
Amortization of long-term debt associated expenses, gross of tax	$(0.1)	Interest expense

	$(0.1)	Net income

Total reclassifications from AOCI to the
Condensed Consolidated Statement of Operations, net of tax	$2.0	Net income

4.    Earnings per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, respectively:

	Three Months Ended March 31,
	2013	2012
	(in millions, except for share and per share amounts)
Net income	$91.8	$78.7
Preference share dividends	(8.6)	(5.7)

Basic and diluted net income available to ordinary shareholders	$83.2	$73.0

Ordinary shares
Basic weighted average ordinary shares	68,854,286	70,943,997
Weighted average effect of dilutive securities(1)	3,598,419	2,888,737

Total diluted weighted average ordinary shares	72,452,705	73,832,734

Earnings per ordinary share
Basic	$1.21	$1.03

Diluted	$1.15	$0.99

(1)	Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program and restricted stock units as described in Note 12, in addition to the Perpetual Preferred Income Equity Replacement Securities (“PIERS”).

Dividends.    On April 24, 2013, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.18	May 28, 2013	May 10, 2013
5.625% preference shares	$0.703125	July 1, 2013	June 15, 2013
7.401% preference shares	$0.462563	July 1, 2013	June 15, 2013
7.250% preference shares	$0.4531	July 1, 2013	June 15, 2013

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

Reinsurance Segment.    The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance Segment.    The insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance, financial and professional lines insurance and our programs business. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segment — Insurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Non-underwriting Disclosures.    The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our segment operations.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of our business segments for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$439.6	$333.8	$773.4
Net written premiums	400.5	196.5	597.0
Gross earned premiums	271.9	312.9	584.8
Net earned premiums	256.7	254.2	510.9
Underwriting Expenses
Losses and loss adjustment expenses	114.3	154.4	268.7
Policy acquisition expenses	55.3	49.3	104.6
General and administrative expenses	32.2	42.4	74.6

Underwriting income	54.9	8.1	63.0

Corporate expenses			(12.0)
Net investment income			48.3
Realized and unrealized investment gains			16.3
Realized and unrealized investment (losses)			(1.1)
Change in fair value of derivatives			(4.2)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(5.4)
Other income			1.1
Other (expenses)			(0.6)

Income before tax			$97.7

Net reserves for loss and loss adjustment expenses	$2,750.7	$1,453.9	$4,204.6

Ratios
Loss ratio	44.5%	60.7%	52.6%
Policy acquisition expense ratio	21.5	19.4	20.5
General and administrative expense ratio(1)	12.5	16.7	17.0
Expense ratio	34.0	36.1	37.5

Combined ratio	78.5%	96.8%	90.1%

(1)	The total general and administrative expense ratio includes corporate expenses.

	Three Months Ended March 31, 2012
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$474.2	$307.9	$782.1
Net written premiums	429.5	204.0	633.5
Gross earned premiums	290.2	266.9	557.1
Net earned premiums	271.0	224.4	495.4
Underwriting Expenses
Losses and loss adjustment expenses	135.6	148.4	284.0
Policy acquisition expenses	51.8	44.3	96.1
General and administrative expenses	29.0	41.4	70.4

Underwriting income/(loss)	54.6	(9.7)	44.9

Corporate expenses			(14.4)
Net investment income			52.4
Realized and unrealized investment gains			10.7
Realized and unrealized investment (losses)			(1.7)
Change in fair value of derivatives			(7.5)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange gains			7.7
Other income			0.7
Other (expenses)			(1.0)

Income before tax			$84.1

Net reserves for loss and loss adjustment expenses	$2,743.0	$1,387.3	$4,130.3

Ratios
Loss ratio	50.0%	66.1%	57.3%
Policy acquisition expense ratio	19.1	19.7	19.4
General and administrative expense ratio(1)	10.7	18.4	17.1
Expense ratio	29.8	38.1	36.5

Combined ratio	79.8%	104.2%	93.8%

(1)	The total general and administrative expense ratio includes corporate expenses.

6.    Investments

Income Statement

Investment Income.    The following table summarizes investment income for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	($ in millions)
Fixed income maturities — Available for sale	$40.1	$46.8
Fixed income maturities — Trading	4.2	4.2
Short-term investments — Available for sale	1.1	1.7
Fixed term deposits (included in cash and cash equivalents)	1.7	0.4
Equity securities — Available for sale	1.7	1.4
Equity securities — Trading	1.6	—

Total	$50.4	$54.5
Investment expenses	(2.1)	(2.1)

Net investment income	$48.3	$52.4

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in comprehensive income:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$6.6	$2.0
Fixed income maturities — gross realized (losses)	(0.5)	(0.3)
Equity securities — gross realized gains	0.6	1.7
Equity securities — gross realized (losses)	—	(1.2)
Trading:
Fixed income maturities — gross realized gains	2.5	2.5
Fixed income maturities — gross realized (losses)	(0.3)	(0.2)
Equity securities — gross realized gains	—	—
Equity securities — gross realized (losses)	(0.3)	—
Net change in gross unrealized gains	6.6	4.5

Total net realized and unrealized investment gains recorded in the statement of operations	$15.2	$9.0

Change in available for sale net unrealized gains:
Fixed income maturities	(35.6)	(15.2)
Equity securities	18.1	3.6

Total change in pre-tax available for sale unrealized gains	(17.5)	(11.6)
Change in taxes	1.3	(0.2)

Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$(16.2)	$(11.8)

Other-than-temporary Impairments.    A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2 (c) of our “Notes to the Audited Consolidated Financial Statements” in the Company’s 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the three months ended March 31, 2013 was $Nil (March 31, 2012 — $Nil).

Balance Sheet

Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale.    The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed maturities, short-term investments and equity securities as at March 31, 2013, and December 31, 2012:

	As at March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,126.2	$49.3	$(0.2)	$1,175.3
U.S. agency	295.7	18.3	—	314.0
Municipal	35.6	2.5	(0.1)	38.0
Corporate	1,870.4	136.9	(1.3)	2,006.0
Non-U.S. government-backed corporate	82.9	2.4	—	85.3
Foreign government	622.6	22.0	—	644.6
Asset-backed	70.4	4.1	—	74.5
Non-agency commercial mortgage-backed	59.2	8.4	—	67.6
Agency mortgage-backed	1,036.9	51.5	(0.6)	1,087.8

Total fixed income maturities — Available for sale	5,199.9	295.4	(2.2)	5,493.1
Total short-term investments — Available for sale	352.3	—	—	352.3
Total equity securities — Available for sale	164.9	45.0	(0.8)	209.1

Total	$5,717.1	$340.4	$(3.0)	$6,054.5

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. government-backed corporate	98.0	3.1	—	101.1
Foreign government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency commercial mortgage-backed	61.7	9.4	—	71.1
Agency mortgage-backed	1,116.1	61.2	(0.1)	1,177.2

Total fixed income maturities — Available for sale	5,228.5	330.0	(1.2)	5,557.3
Total short-term investments — Available for sale	431.5	—	—	431.5
Total equity securities — Available for sale	174.0	28.2	(2.1)	200.1

Total	$5,834.0	$358.2	$(3.3)	$6,188.9

Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/losses within the statement of operations and other comprehensive income.

Fixed Income Maturities, Short Term Investments and Equities — Trading.    The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities, short-term investments and equity securities as at March 31, 2013 and December 31, 2012:

	As at March 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$27.6	$0.2	$(0.1)	$27.7
U.S. agency	0.2	—	—	0.2
Municipal	2.8	—	—	2.8
Corporate	376.0	20.4	(0.5)	395.9
Foreign government	25.7	1.6	—	27.3
Asset-backed	5.8	—	—	5.8
Bank loans	9.0	0.1	—	9.1

Total fixed income maturities — Trading	447.1	22.3	(0.6)	468.8
Total short-term investments — Trading	0.8	—	—	0.8
Total equity securities — Trading	199.7	11.1	(5.8)	205.0

Total	$647.6	$33.4	$(6.4)	$674.6

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$9.3	$0.2	$(0.1)	$9.4
U.S. agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9

Total fixed income maturities — Trading	$431.6	$24.9	$(0.4)	$456.1
Total short-term investments — Trading	2.4	—	—	2.4

Total	$434.0	$24.9	$(0.4)	$458.5

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/losses within the statement of operations and other comprehensive income.

As of March 31, 2013, the Company invested $25.2 million in BB high yield bonds. As of March 31, 2013, the Company also invested $9.1 million in a U.S. Dollar bank loan trading portfolio.

Other Investments.    The Company has invested in Cartesian Iris Offshore Fund L.P. (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer. The Company has accounted for its investment in Cartesian in accordance with the equity method of accounting. The Company is not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on our share of capital including our share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value.

In the three months ended March 31, 2013, there was no change in the value of our investment (March 31, 2012 — $Nil). Changes in the value are recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding our investment in Cartesian, refer to Note 6 of our “Notes to Audited Consolidated Financial Statements” in the Company’s 2012 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.

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

The table below shows our investments in Cartesian and Chaspark for the three months ended March 31, 2013 and twelve months ended December 31, 2012:

	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2013	$36.3	$8.7	$45.0
Unrealized gain for the three months to March 31, 2013	—	—	—

Closing value of investment as at March 31, 2013	$36.3	$8.7	$45.0

Opening undistributed value of investment as at January 1, 2012	$33.1	$—	$33.1
Investment in Chaspark Maritime Holdings Ltd.	—	8.7	8.7
Unrealized gain for the twelve months to December 31, 2012	3.2	—	3.2

Closing value of investment as at December 31, 2012	$36.3	$8.7	$45.0

Fixed Maturities.    The scheduled maturity distribution of available for sale fixed income maturity securities as at March 31, 2013 and December 31, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2013
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$541.3	$546.8	AA
Due after one year through five years	2,396.0	2,500.2	AA
Due after five years through ten years	1,018.2	1,124.7	A+
Due after ten years	77.9	91.5	AA–

Subtotal	4,033.4	4,263.2
Non-agency commercial mortgage-backed	59.2	67.6	AA+
Agency mortgage-backed	1,036.9	1,087.8	AA+
Other asset-backed	70.4	74.5	AAA

Total fixed income maturities — Available for sale	$5,199.9	$5,493.1

	As at December 31, 2012
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$554.6	$561.0	AA
Due after one year through five years	2,270.0	2,378.8	AA
Due after five years through ten years	1,077.8	1,199.3	AA–
Due after ten years	99.1	116.1	AA+

Subtotal	4,001.5	4,255.2
Non-agency commercial mortgage-backed	61.7	71.1	AA+
Agency mortgage-backed	1,116.1	1,177.2	AA+
Other asset-backed	49.2	53.8	AAA

Total fixed income maturities — Available for sale	$5,228.5	$5,557.3

Gross Unrealized Loss.    The following tables summarize as at March 31, 2013 and December 31, 2012, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for our available for sale portfolio:

	As at March 31, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$138.7	$(0.2)	$—	$—	$138.7	$(0.2)	17
U. S. agency	23.6	—	—	—	23.6	—	6
Municipal	2.0	(0.1)	—	—	2.0	(0.1)	2
Asset backed	10.5	—	—	—	10.5	—	11
Corporate	192.5	(1.3)	—	—	192.5	(1.3)	104
Non-U.S. government-backed corporate	4.6	—	2.0	—	6.6	—	2
Foreign government	21.8	—	4.0	—	25.8	—	11
Agency mortgage-backed	81.2	(0.6)	0.8	—	82.0	(0.6)	26

Total fixed income maturities — Available for sale	474.9	(2.2)	6.8	—	481.7	(2.2)	179
Total short-term investments — Available for sale	3.9	—	—	—	3.9	—	3
Total equity securities — Available for sale	13.8	(0.5)	2.0	(0.3)	15.8	(0.8)	11

Total	$492.6	$(2.7)	$8.8	$(0.3)	$501.4	$(3.0)	193

	As at December 31, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$72.7	$(0.3)	$—	$—	$72.7	$(0.3)	9
Municipal	1.4	(0.1)	—	—	1.4	(0.1)	1
Corporate	170.8	(0.6)	—	—	170.8	(0.6)	63
Non-U.S. government-backed corporate	10.1	—	2.0	—	12.1	—	3
Foreign government	87.7	(0.1)	4.0	—	91.7	(0.1)	20
Asset-backed	0.7	—	—	—	0.7	—	1
Agency mortgage-backed	26.7	(0.1)	—	—	26.7	(0.1)	14

Total fixed income maturities — Available for sale	370.1	(1.2)	6.0	—	376.1	(1.2)	111
Total short-term investments — Available for sale	9.4	—	—	—	9.4	—	4
Total equity securities — Available for sale	28.6	(1.9)	2.2	(0.2)	30.8	(2.1)	18

Total	$408.1	$(3.1)	$8.2	$(0.2)	$416.3	$(3.3)	133

Investment Purchases and Sales.    The following table summarizes investment purchases, sales and maturities for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
	March 31, 2013	March 31, 2012
	($ in millions)
(Purchases) of fixed income maturities — Available for sale	$(644.5)	$(421.0)
(Purchases) of fixed income maturities — Trading	(115.0)	(58.6)
(Purchases) of equity securities — Available for sale	(2.4)	(18.5)
(Purchases) of equity securities — Trading	(204.6)	—
Proceeds from sales and maturities of fixed income maturities — Available for sale	639.1	394.3
Proceeds from sales and maturities of fixed income maturities — Trading	101.2	66.1
Proceeds from sales of equity securities — Available for sale	8.3	16.3
Proceeds from sales of equity securities — Trading	4.5	—
Net change in (payable)/receivable for securities (purchased)/sold	11.9	1.4
Net (purchases)/sales of short-term investments	72.9	(128.6)

Net (purchases)/sales for the period	$(128.6)	$(148.6)

Guaranteed Investments.    As at March 31, 2013, the Company held $1.5 million (December 31, 2012 — $1.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and our holding was limited to two municipal securities, both rated BBB- or higher (December 31, 2012 — two municipal securities, both rated BBB or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

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

The Company considers prices for actively traded securities to be derived based on quoted prices in an active market for identical assets, which are Level 1 inputs in the fair value hierarchy. The majority of these securities are valued using prices supplied by index providers.

The Company considers prices for other securities that may not be as actively traded which are priced via pricing services, index providers, vendors and broker-dealers, or with reference to interest rates and yield curves, to be derived based on inputs that are observable for the asset, either directly or indirectly, which are Level 2 inputs in the fair value hierarchy. The majority of these securities are also valued using prices supplied by index providers.

The Company considers securities, other financial instruments and derivative insurance contracts subject to fair value measurement whose valuation is derived by internal valuation models to be based largely on unobservable inputs, which are Level 3 inputs in the fair value hierarchy.

The following tables present the level within the fair value hierarchy at which our financial assets and liabilities are measured on a recurring basis at March 31, 2013 and December 31, 2012.

	As at March 31, 2013
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,175.3	$—	$1,175.3
U.S. agency	—	314.0	314.0
Municipal	—	38.0	38.0
Corporate	—	2,006.0	2,006.0
Non-U.S. government-backed corporate	—	85.3	85.3
Foreign government	477.6	167.0	644.6
Asset-backed	—	74.5	74.5
Non-agency commercial mortgage-backed	—	67.6	67.6
Agency mortgage-backed	—	1,087.8	1,087.8

Total fixed income maturities available for sale, at fair value	$1,652.9	$3,840.2	$5,493.1
Short-term investments available for sale, at fair value	300.3	52.0	352.3
Equity investments available for sale, at fair value	209.1	—	209.1

Held for trading financial assets, at fair value
U.S. government	$27.7	$—	$27.7
U.S. agency	—	0.2	0.2
Municipal	—	2.8	2.8
Corporate	—	395.9	395.9
Foreign government	4.4	22.9	27.3
Asset-backed	—	5.8	5.8
Bank loan	—	9.1	9.1

Total fixed income maturities trading, at fair value	$32.1	$436.7	$468.8
Short-term investments trading, at fair value	0.8	—	0.8
Equity investments trading, at fair value	205.0	—	205.0
Other financial assets and liabilities, at fair value
Derivatives at fair value — forward exchange contracts	—	2.0	2.0
Liabilities under derivative contracts — forward exchange contracts	—	(7.5)	(7.5)
Liabilities under derivative contracts — interest rate swaps	—	(0.5)	(0.5)

Total	$2,400.2	$4,322.9	$6,723.1

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 and no assets or liabilities were classified as Level 3.

	As at December 31, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,126.3	$—	$1,126.3
U.S. agency	—	308.6	308.6
Municipal	—	39.7	39.7
Foreign government	487.2	153.8	641.0
Non-agency commercial mortgage-backed	—	71.1	71.1
Agency mortgage-backed	—	1,177.2	1,177.2
Asset-backed	—	53.8	53.8
Corporate	—	2,038.5	2,038.5
Non-U.S. government-backed corporate	—	101.1	101.1

Total fixed income maturities available for sale, at fair value	1,613.5	3,943.8	5,557.3
Short-term investments available for sale, at fair value	426.2	5.3	431.5
Equity investments available for sale, at fair value	200.1	—	200.1

Held for trading financial assets, at fair value
U.S. government	$9.4	$—	$9.4
U.S. agency	—	0.2	0.2
Municipal	—	2.9	2.9
Foreign government	4.2	22.1	26.3
Asset-backed	—	2.9	2.9
Corporate	—	414.4	414.4

Total fixed income maturities trading, at fair value	13.6	442.5	456.1
Short-term investments trading, at fair value	2.4	—	2.4
Other financial assets and liabilities, at fair value
Derivatives at fair value – forward exchange contracts	—	2.0	2.0
Liabilities under derivative contracts – forward exchange contracts	—	(6.1)	(6.1)
Liabilities under derivative contracts – interest rate swaps	—	(1.3)	(1.3)

Total	$2,255.8	$4,386.2	$6,642.0

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2012 and no assets or liabilities were classified as Level 3 as at December 31, 2012.

Valuation of Fixed Maturities.    The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At March 31, 2013 and December 31, 2012, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

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

At March 31, 2013, we obtained an average of 2.3 quotes per fixed income investment, compared to 2.9 quotes at December 31, 2012. Pricing sources used in pricing our fixed income investments at March 31, 2013 and December 31, 2012 were as follows:

	As at March 31, 2013	As at December 31, 2012
Index providers	89%	89%
Pricing services	9	9
Broker-dealers	2	2

Total	100%	100%

A summary of securities priced using pricing information from index providers at March 31, 2013 and December 31, 2012 is provided below:

Fixed Income Maturities

	March 31, 2013		December 31, 2012
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,201.5	100%	$1,034.5	91%
U.S. agency	297.8	95%	291.9	95%
Municipal	20.4	50%	20.5	48%
Corporate	2,313.5	96%	2,339.8	95%
Non-U.S. government-backed corporate	66.4	78%	84.5	84%
Foreign government	457.1	68%	516.9	77%
Asset-backed	75.7	94%	44.6	79%
Non-agency commercial mortgage-backed	66.8	99%	70.4	99%
Agency mortgage-backed	827.7	76%	957.8	81%

Total fixed income maturities	$5,326.9	89%	$5,360.9	89%

The Company, in conjunction with its third-party accounting service provider, obtains an understanding of the methods, models and inputs used by the third-party pricing service and index provider to assess the ongoing appropriateness of vendors’ prices. The Company and its third-party accounting service provider also have controls in place to validate that amounts provided represent fair values. Processes to validate and review pricing include, but are not limited to:

•	quantitative analysis (e.g., comparing the quarterly return for each managed portfolio to its target benchmark, with significant differences identified and investigated);

•

comparison of market values obtained from pricing services, index providers and broker-dealers against alternative price sources for each security where further investigation is completed when significant differences exist for pricing of individual securities between pricing sources;

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

The Company’s fixed income securities are traded on the over-the-counter (“OTC”) market based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. The Company uses a variety of pricing sources to value our fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in the Company’s portfolio do not use significant unobservable inputs or modeling techniques.

U.S. Government and Agency.    U.S. government and agency securities consist primarily of bonds issued by the U.S. Treasury and corporate debt issued by agencies such as the Federal National Mortgage Association (“FNMA”), the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal Home Loan Bank (“FHLB”). As the fair values of U.S. Treasury securities are based on unadjusted market prices in active markets, they are classified within Level 1. The fair values of U.S. government agency securities are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of U.S. government agency securities are classified within Level 2.

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

Mortgage-backed Securities.    The Company’s residential and commercial mortgage-backed securities consist of bonds issued by the Government National Mortgage Association (“GNMA”), the FNMA and the FHLMC as well as private non-agency issuers. The fair values of these securities are determined through the use of a pricing model (including Option Adjusted Spread) which uses prepayment speeds and spreads to determine the appropriate average life of the mortgage-backed security. These spreads are generally obtained from broker-dealers, trade prices and the new issue market. As the significant inputs used to price mortgage-backed securities are observable market inputs, these securities are classified within Level 2.

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

Bank Loans.    These are variable rate, senior secured debt instruments issued by non-investment grade companies that are not publicly registered but are the most senior debt in a capital structure and are generally secured by company assets. Although these assets do not trade in as liquid a market as traditional fixed income instruments, they are valued in similar fashion to other fixed maturities, using similar inputs such as prepayment speeds, yield curves, interest rates and credit spreads. These securities are primarily priced by a third party pricing vendor, who is considered the leader in this asset class. Bank loans are therefore classified within Level 2.

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

Equity Securities.    Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources.

At March 31, 2013, we obtained an average of 3.4 quotes per equity investment, compared to 4.9 quotes as at December 31, 2012. Pricing sources used in pricing our equities at March 31, 2013 and December 31, 2012, were as follows:

	As at March 31, 2013	As at December 31, 2012
Index providers	99%	100%
Pricing services	1	—

Total	100%	100%

Foreign Exchange Contracts.    The foreign exchange contracts which we use to mitigate currency risk are characterized as OTC due to their customized nature and the fact that they do not trade on a major exchange. These instruments trade in a very deep liquid market, providing substantial price transparency and accordingly are classified as Level 2.

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

The largest concentrations of reinsurance recoverables as at March 31, 2013 were with Lloyd’s syndicates and with Aeolus Re. Balances with Lloyd’s and Aeolus Re represented 18.3% and 9.7%, respectively, of reinsurance recoverables (December 31, 2012 — Lloyds 20.2% and Munich Re 10.5%).

9.    Derivative Contracts

The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2013 and December 31, 2012:

		As at March 31, 2013			As at December 31, 2012
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(0.5	)(1)	$1,000.0	$(1.3	)(1)
Forward Exchange Contracts	Derivatives at Fair Value	$132.6	$2.0		$335.4	$2.0
Forward Exchange Contracts	Liabilities under Derivative Contracts	$252.8	$(7.5)		$88.6	$(6.1)

(1)	Net of $46.2 million of cash collateral provided to counterparties as security for our net liability position (December 31, 2012 — $52.0 million).

The following table provides the unrealized and realized gains/(losses) recorded in statement of operations for the three months ended March 31, 2013 and 2012:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	Amount of Income/(Loss) Recognized in the Statement of Operations
		Three Months Ended
		March 31, 2013	March 31, 2012
		($ in millions)
Forward Exchange Contracts	Change in Fair Value of Derivatives	$(4.8)	$(4.0)
Interest Rate Swaps	Change in Fair Value of Derivatives	$0.6	$(3.5)

Foreign Exchange Contracts.    The Company uses foreign exchange contracts to manage foreign currency risk. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies but rather allow it to establish a rate of exchange for a future point in time.

As at March 31, 2013, we held foreign exchange contracts with an aggregate value of $385.4 million. The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2013, the impact of foreign exchange contracts on net income was a charge of $4.8 million (March 31, 2012 — charge of $4.0 million).

Interest Rate Swaps.    As at March 31, 2013, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2012 — $1.0 billion) that are due to mature between June 4, 2013 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three months ended March 31, 2013, there was a gain in respect of the interest rate swaps of $0.6 million (March 31, 2012 — charge of $3.5 million).

As at March 31, 2013, cash collateral with a fair value of $46.2 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). As at March 31, 2013, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2012 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at March 31, 2013, no amount was recorded in our consolidated balance sheet for pledged assets.

None of the derivatives mentioned above meet the requirements for hedge accounting as per FASB ASU 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

10.    Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2013, and twelve months ended December 31, 2012:

	Three Months Ended March 31, 2013	Twelve Months Ended December 31, 2012
	($ in millions)
Provision for losses and LAE at the start of the year	$4,779.7	$4,525.2
Less reinsurance recoverable	(499.0)	(426.6)

Net loss and LAE at the start of the year	4,280.7	4,098.6

Net loss and LAE expenses (disposed)	-	(9.0)

Provision for losses and LAE for claims incurred:
Current year	294.9	1,375.9
Prior years	(26.2)	(137.4)

Total incurred	268.7	1,238.5

Losses and LAE payments for claims incurred:
Current year	(68.4)	(244.3)
Prior years	(216.3)	(835.7)

Total paid	(284.7)	(1,080.0)

Foreign exchange (gains)/losses	(60.1)	32.6

Net losses and LAE reserves at period end	4,204.6	4,280.7
Plus reinsurance recoverable on unpaid losses at period end	479.2	499.0

Provision for losses and LAE at March 31, 2013, and December 31, 2012	$4,683.8	$4,779.7

For the three months ended March 31, 2013, there was a reduction of $26.2 million in our estimate of the ultimate claims to be paid in respect of prior accident years compared to $37.0 million for the three months ended March 31, 2012. The Company did not dispose any of its contracts during the three months ended March 31, 2013 (March 31, 2012 — $9.0 million relating to loss portfolio transfers). For additional information on our reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

11.    Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at March 31, 2013 and December 31, 2012:

	As at March 31, 2013		As at December 31, 2012
	Number	$ in Thousands	Number	$ in Thousands
Authorized Share Capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Issued Share Capital:
Issued ordinary shares of 0.15144558¢ per share	65,634,169	99	70,753,723	107
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	4,600,000	7	4,600,000	7
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10

Total issued share capital		124		132

Additional paid-in capital includes the aggregate liquidation preferences of our preference shares of $523.2 million (December 31, 2012 — $523.2 million) less issue costs of $15.1 million (December 31, 2012 —$15.1 million).

Ordinary Shares.    The following table summarizes transactions in the Company’s ordinary shares during the three-month period ended March 31, 2013:

Number of Ordinary Shares
Shares in issue at December 31, 2012	70,753,723
Share transactions in the three months ended March 31, 2013:
Shares issued to employees under the 2003 share incentive plan and/or 2008 share purchase plan	646,456
Shares issued to non-employee directors	11,372
Repurchased from ordinary shareholders	(5,777,382)

Shares in issue at March 31, 2013	65,634,169

Ordinary Share Repurchases.    On February 7, 2013, the Company’s Board of Directors replaced the then existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

Under the open market repurchases, the Company acquired and cancelled 1,681,333 ordinary shares for the three months ended March 31, 2013. The total consideration paid was $58.2 million and the average price was $34.63.

On February 26, 2013, the Company entered into an Accelerated Share Repurchase Agreement (“ASR”) with Goldman Sachs & Co. (“Goldman”) to repurchase an aggregate of $150.0 million of the Company’s ordinary shares under an accelerated share repurchase program. Under this arrangement, the Company initially acquired and cancelled 3,348,214 ordinary shares for the three months ended March 31, 2013.

The ASR commenced on February 27, 2013, and the final termination date is October 3, 2013 (“the Calculation Period”). Goldman may accelerate the termination date under the terms of the agreement. Settlement will be made entirely in the Company’s ordinary shares and will be accounted for as an equity transaction under the guidelines specified under ASC 815 Derivatives and Hedging. The minimum number of ordinary shares to be delivered by Goldman is nil, however, there is no maximum number of ordinary shares to be delivered under the ASR.

The Company has cancelled the initial ordinary share repurchases of 3,348,214 on March 1, 2013, pursuant to EITF 99-7 Accounting for an Accelerated Share Repurchase Program. The assumed remaining number of ordinary share repurchases has been calculated using the Company’s volume-weighted average price (“VWAP”) from the start of the contract, February 27, 2013, through to March 31, 2013. This has resulted in an additional 693,398 ordinary shares repurchased and cancelled effective March 31, 2013.

Under the terms of the ASR, if the Company’s average share price over the reference period was $35.00, Goldman would be required to deliver an additional 980,790 ordinary shares; if the Company’s average share price is $45.15, no additional ordinary shares would be delivered or cancelled and if the average Company’s share price increased to $50.00, the Company would be required to issue 327,066 ordinary shares to Goldman. The maximum number of ordinary shares that the Company would be required to issue to Goldman is equal to the initial repurchase of 3,348,214 ordinary shares.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee. On March 4, 2013, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.

12.    Share-Based Payments

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

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three months ended March 31, 2013 (2012 — Nil) and 241,742 options were exercised and issued in the three months ended March 31, 2013 (2012 — 9,914 options). No charges against income were made in respect of employee options for the three months ended March 31, 2013 (2012 — $Nil).

Restricted share units (“RSUs”) granted to employees vest over three-year period typically, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three months ended March 31, 2013, the Company granted to employees 258,179 RSUs (2012 — 345,852). In the case of non-employee directors, one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the date of grant. On February 7, 2013 (with a grant date of February 11, 2013), the Board of Directors approved a total of 25,533 RSUs for the non-employee directors (February 2, 2012 — 29,071) and 14,188 RSUs to the Chairman (February 2, 2012 — 17,705). Compensation costs charged against income in respect of RSUs for the three months ended March 31, 2013 were $0.6 million (2012 — $1.7 million).

Performance Shares.    On February 6, 2013, the Compensation Committee approved the grant of 250,066 performance shares with a grant date of February 11, 2013 (February 2, 2012 — 334,125 with 18,597 subsequently forfeited; November 1, 2012 — 10,006). The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2013 is:

•	less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant);

•	between 5% and 10%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or

•	between 10% and 20%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

The Compensation Committee will determine the vesting conditions for the 2014 and 2015 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (or in the case of the 2013 portion of the grant and the average BVPS of less than 5%), then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee, the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2013) is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.

The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three months ended March 31, 2013 in respect of performance shares were $3.4 million (2012 — $3.3 million).

Phantom Shares.    On February 6, 2013, the Compensation Committee approved the grant of 152,541 phantom shares with a grant date of February 11, 2013 (February 2, 2012 — 278,143). The phantom shares will be subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2013 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

The fair value of the phantom shares is based on the closing share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three months ended March 31, 2013 in respect of phantom shares were $2.1 million (2012 — $0.6 million).

Employee Share Purchase Plans.    On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 13,415 ordinary shares were issued during the three months ended March 31, 2013 (2012 — 51,638 shares). Compensation costs charged against income in the three months ended March 31, 2013 in respect of the ESPP were $0.1 million (2012 — $Nil).

13.    Intangible Assets

The following table provides a summary of the Company’s intangible assets for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013				Three Months Ended March 31, 2012
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
		($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.8	$19.0	$1.6	$16.6	$1.8	$20.0
Amortization	—	—	(0.2)	(0.2)	—	—	(0.3)	(0.3)

End of the period	$1.6	$16.6	$0.6	$18.8	$1.6	$16.6	$1.5	$19.7

License to use the “Aspen” Trademark.    On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2013, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2012 — $1.6 million).

Insurance Licenses.    The total value of the licenses as at March 31, 2013 was $16.6 million (December 31, 2012 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other.    In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented our assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at March 31, 2013 was $0.6 million (December 31, 2012 — $0.8 million).

14.    Commitments and Contingencies

(a)    Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities, to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table details the forms and value of Company’s restricted assets as at March 31, 2013 and December 31, 2012:

	As at March 31, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$603.9	$598.7
Third party	1,952.2	1,933.5
Letters of credit / guarantees(1)	1,217.2	1,189.2

Total restricted assets	$3,773.3	$3,721.4

Total as percent of cash and invested assets	47.2%	45.6%

(1)	As of March 31, 2013, the Company had pledged funds of $1,142.8 million and £16.2 million (December 31, 2012 — $1,163.2 million and £16.0 million) as collateral for the secured letters of credit.

Funds at Lloyd’s.    AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The fully collateralized letter of credit has been provided by AUL and is disclosed in the above table as an affiliated transaction.

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2013 was $0.6 million (December 31, 2012 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

Interest Rate Swaps.    As at March 31, 2013, cash collateral with a fair value of $46.2 million was transferred to the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). For more information, please refer to Note 9 of these unaudited condensed consolidated financial statements.

(b)    Operating leases

Amounts outstanding under operating leases net of subleases as of March 31, 2013 were:

	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$9.0	$11.5	$11.1	$7.9	$6.3	$9.7	$55.5

(c)    Variable interest entities

As at March 31, 2013, the Company had two investments in variable interest entities, Cartesian Iris Offshore Fund L.P, and Chaspark Maritime Holdings Ltd., as disclosed in Note 6 of these unaudited condensed consolidated financial statements.

15.    Subsequent Events

On April 25, 2013, the Company issued a press release stating that it will be mandatorily redeeming its PIERS. In connection with the Company’s announcement to mandatorily redeem its PIERS, the Company anticipates that the period under the ASR with Goldman used to value its shares under the ASR will be suspended during a period including the stock settlement period for the PIERS. In the event this suspension occurs, the latest completion date of the ASR will be extended by a corresponding number of days.

On April 25, 2013, the Company also announced its offering of $275.0 million 5.95% fixed-to-floating rate perpetual non-cumulative preference shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2013 and 2012. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2012 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.

Overview

We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S.

Highlights of our results for the three months ended March 31, 2013 were:

•

Diluted book value per share(1) of $40.68 increased by 5.4% over the end of the first quarter of 2012 and by 0.1% from the end of the fourth quarter of 2012 due to the 1.2 million increase in the dilutive impact of our PIERS as a result of the significant increase in our share price in the quarter;

•	Combined ratio of 90.1% for the first quarter of 2013 compared with a combined ratio of 93.8% for the first quarter of 2012;

•	Diluted net income per share of $1.15 for the quarter ended March 31, 2013 compared with diluted net income per share of $0.99 in the same quarter last year;

•	Gross written premiums of $773.4 million for the first quarter of 2013, a decrease of 1.1% from the first quarter of 2012;

•	Net favorable development on prior year loss reserves of $26.2 million for the first quarter of 2013 compared with $37.0 million in the first quarter of 2012; and

•	Annualized net income return on average equity of 11.6% for the first quarter of 2013 compared with 10.4% for the first quarter of 2012.

Total shareholders’ equity decreased by $148.8 million to $3,339.6 million for the three months ended March 31, 2013. The most significant movements were:

•	the repurchase of 5,777,382 ordinary shares for $210.2 million through the combination of open market repurchases and an accelerated share repurchase plan;

•	a $71.3 million increase in retained earnings for the period; and

•	a decrease in net unrealized gains on investments, net of taxes, of $16.2 million.

(1)	Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Shareholders’ equity and ordinary shares in issue as at March 31, 2013 and December 31, 2012 were:

	As at March 31, 2013	As at December 31, 2012
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,339.6	$3,488.4
Preference shares less issue expenses	(508.1)	(508.1)

Net assets attributable to ordinary shareholders	$2,831.5	$2,980.3

Issued ordinary shares	65,634,169	70,753,723
Issued and potentially dilutive ordinary shares	69,610,837	73,312,340

Recent Developments

On April 9, 2013, we announced the formation of a specialty marine, energy and construction unit within our U.S.-based insurance business in our insurance segment, which will be led by Mr. Anthony Carroll. This unit complements our insurance segment’s existing London-based operations in marine, energy and construction and creates a focused, specialist offering for our clients and brokers in these sectors in the U.S.

On April 16, 2013, we announced that our reinsurance segment (“Aspen Re”) is establishing a new division, Aspen Capital Markets, to expand its participation in the alternative reinsurance market, with Mr. Brian Tobben appointed as Managing Director of this newly created unit.

On April 24, 2013, our Board approved an approximate 6% increase in dividends on our ordinary shares from $0.17 to $0.18 and announced the appointment of Mr. Gary Gregg to our Board as a Class II director. The ordinary share dividend is payable on May 28, 2013 to the holders of record as of the close of trading on May 10, 2013.

During 2005 and 2006, we issued 4.6 million 5.625% Perpetual PIERS (the “PIERS”). The PIERS are convertible at our option if, at any time on or after January 1, 2009, the closing sale price of our ordinary shares equals or exceeds 130% of the then prevailing conversion price for 20 trading days during any consecutive 30-trading day period as well as the last day of such 30-day period.

The PIERS are dilutive to our ordinary shares when our share price exceeds the prevailing conversion price and therefore, as our share price was generally above the 130% conversion price test, they are included in our fully diluted share count as at March 31, 2013. As our share price increases, so would the dilutive effect of the PIERS. In the first quarter of 2013 the dilutive effect of the PIERS increased our fully diluted average shares by 1.9 million shares, an increase of 1.2 million from year end 2012.

On April 25, 2013, we announced that we will be mandatorily converting all of our PIERS outstanding based on the terms of the PIERS. Each holder of a PIER unit will receive $50 in cash plus a number of our ordinary shares based on the conversion rate calculated in accordance with the trading prices of our ordinary shares over a 20-trading day settlement period following our issuance of the press release announcing the mandatory conversion. The conversion rate is 1.7121 shares of our ordinary shares per $50 liquidation preference of the 5.625% Perpetual PIERS. We expect to deliver the settlement amount on May 30, 2013. In accordance with the terms of the PIERS, no further dividends will be paid on the PIERS as a result of such mandatory conversion.

In conjunction with our announcement to mandatorily redeem our PIERS, we anticipate that the period under the ASR with Goldman used to value our shares under the ASR will be suspended during a period including the stock settlement period for the PIERS. In the event this suspension occurs, the latest completion date of the date of the ASR will be extended by a corresponding number of days.

On April 25, 2013, we also announced our offering of $275.0 million 5.95% fixed-to-floating rate perpetual non-cumulative preference shares. We intend to use the net proceeds from this offering for settling the cash portion of the mandatory conversion of our PIERS and the remainder for general corporate purposes, including supporting our insurance and reinsurance activities through our operating subsidiaries.

Outlook and Trends

Overall.    For the first quarter of 2013, we achieved an average rate increase of approximately 6% on renewals across both insurance and reinsurance with approximately 1% in reinsurance and 15% in insurance. Currently, we are experiencing rate improvements in areas which have loss experience and within certain specific lines and geographies.

In our insurance segment, in the first quarter of 2013, we experienced favorable rating conditions influenced by several large-loss accounts, particularly our marine, energy and transportation lines, in addition to perceptible hardening across certain other lines.

In our reinsurance segment, in the first quarter of 2013, we experienced rating momentum in property, casualty and marine reinsurance. We continue to see an improving market within casualty reinsurance. Within international credit and surety lines rates are declining due to a tough trading environment.

Reinsurance.    January 1 renewals were influenced by the loss experience as a result of Superstorm Sandy. For the first quarter of 2013, property catastrophe business achieved a rate increase of approximately 2%. Similar trends continue among other lines, with property treaty reinsurance achieving average rate increases of approximately 3% in the first quarter and property facultative reinsurance business responding to the impact of Superstorm Sandy with significant increases for flood cover but fire rates remain flat.

Outside the U.S. loss experience remains benign. Rates in international property reinsurance markets are generally flat or showing a small decrease. April is a major renewal date for the Japanese market and as expected the market continues to benefit from post-Tohoku pricing levels. Despite an increased level of capital in the market, most renewals remained stable, although premiums in dollars are being reduced due to the Yen exchange rate movements.

Casualty reinsurance achieved a rate increase of approximately 1% in the first quarter of 2013. The rate environment continues to vary based on line and geography. In parts of our casualty segment we are seeing an improving market, especially in U.S. E&S general liability and non-medical professional lines. Our current portfolio continues to see stable loss cost trends.

In specialty reinsurance, rates across the portfolio remain flat on average but there are significant differences in dynamics across various lines. Marine was dominated by the uncertainty over the Superstorm Sandy and Costa Concordia losses. Business affected by these events experienced approximate rate increases of up to 30% with increased client risk retention. Rates continue to firm as a result and are up approximately 7% on average in the first quarter. Competition in international credit and surety is high with significant capacity supplemented by a few new entrants to the market; as a result, rates declined approximately 2% in the first quarter.

Insurance.    For the first quarter of 2013, our insurance segment achieved an average rate increase of 15%. Several insurance lines had significant loss-affected renewals.

In property insurance across the U.S. and the U.K., we achieved an average rate increase of approximately 2%. U.S. property saw rates rise approximately 3% for primary non-catastrophe affected business. In programs business, we achieved rate increases of approximately 3% for the quarter as the market responded to Superstorm Sandy losses. In our U.K. property business, the market remains competitive but the rating environment appears to have stabilized.

In casualty insurance, we continue to see positive momentum in the U.S primary casualty market. We achieved average rate increases of approximately 9% in the first quarter, and the outlook continues to be favorable. The global casualty market is showing signs of improvement with slight rate growth.

In our marine, energy and transportation business, we achieved an overall rate increase of approximately 26% for the quarter, led by the marine, energy and construction liability accounts where the market continues to harden following significant loss activity. The aviation market continues to be challenging.

The rating environment in financial and professional lines is mixed, achieving an approximate 2% increase on average. Rate increases were led by the financial institutions account which was skewed by a loss affected account on a relatively small renewal premium. Professional liability rates in the U.S. rose approximately 2% on average in the quarter. This is encouraging as it is the first positive rate movement experienced for some time. U.K. professional and management liability rates remain under pressure.

See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Application of Critical Accounting Policies

Our condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the consolidated condensed unaudited financial statements contained in this report.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2013 and 2012, starting with a summary of our consolidated results and followed by a segmental analysis.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.

Gross written premiums.    Total gross written premiums decreased by $8.7 million, or 1.1%, in the first quarter of 2013 compared to the first quarter of 2012. Premium from our insurance segment grew by 8.4% and was mainly attributable to continued development of our U.S.-based insurance operations. Our reinsurance segment premium decreased by 7.3% principally due to a combination of lower reinstatement premiums and premium reductions on policies written in prior years, some of which relates to the commutation of certain contracts. The table below shows our gross written premiums for each segment for the three months ended March 31, 2013 and 2012, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Reinsurance	$439.6	$474.2	(7.3)%
Insurance	333.8	307.9	8.4%

Total	$773.4	$782.1	(1.1)%

Ceded reinsurance.    Total reinsurance ceded for the quarter of $176.4 million increased by $27.8 million from the first quarter of 2012 mainly due to additional reinsurance costs in our insurance segment associated with the growth in our U.S.-based insurance operations.

Net premiums earned.    Net premiums earned in the first quarter of 2013 increased by 3.1% from the first quarter of 2012 due to the impact of growth in written premium in the second half of 2012 earning in 2013.

Losses and loss adjustment expenses.    The loss ratio for the quarter of 52.6% decreased by 4.7 percentage points compared to the first quarter of 2012. The decrease is primarily due to the absence of catastrophe losses in the current period compared to the comparative period, which incurred $20.2 million of net losses from natural catastrophes and $31.1 million of net losses from the Costa Concordia incident.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2013 and 2012 were as follows:

Business Segment	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Reinsurance	44.5%	50.0%
Insurance	60.7%	66.1%
Total Loss Ratio	52.6%	57.3%

We also present, in the table below, loss ratios both including and excluding the impact from major catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, there were no major catastrophe losses in the first quarter of 2013. We have defined major catastrophe losses in the comparative period as losses associated with the severe weather in the U.S. in February and March 2012.

The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and related reinstatement premium adjustments.

For the Three Months Ended March 31, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.5%	—%	44.5%
Insurance	60.7%	—%	60.7%
Total	52.6%	—%	52.6%

For the Three Months Ended March 31, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	50.0%	(6.8)%	43.2%
Insurance	66.1%	(0.5)%	65.6%
Total	57.3%	(3.9)%	53.4%

Reserve releases in our reinsurance segment decreased from $28.1 million in the first quarter of 2012 to $20.1 million (including the impact of $8.8 million from commutation of certain contracts) in the current period. Favorable developments in our casualty and catastrophe reinsurance lines were the main contributors to the release. The insurance segment had a $6.1 million reserve release this quarter, due primarily to favorable development in property, casualty and financial and professional lines, but partially offset by strengthening in marine, energy and construction liability and our program business. The release of $8.9 million in the comparative quarter of 2012 was due to favorable loss development in our property lines as well as a small release from our casualty line of business.

Expense ratio.    We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	20.3%	15.8%	17.9%	17.8%	16.6%	17.3%
General and administrative expense ratio(1)	11.8	13.6	14.8	10.0	15.5	15.2

Gross expense ratio	32.1	29.4	32.7	27.8	32.1	32.5
Effect of reinsurance	1.9	6.7	4.8	2.0	6.0	4.0

Total net expense ratio	34.0%	36.1%	37.5%	29.8%	38.1%	36.5%

(1)	The total group general and administrative expense ratio includes corporate expenses.

General, administrative and corporate expenses increased by $1.8 million for the quarter compared to the first quarter of 2012 due principally to increases in accruals for performance-related compensation.

Net investment income.    Net investment income for the quarter of $48.3 million decreased by 7.8% compared to $52.4 million in the first quarter of 2012 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on fixed income securities.

Change in fair value of derivatives.    In the three months ended March 31, 2013, we recorded a gain of $0.6 million (2012 — loss of $3.5 million) in respect of interest rate swaps due to rising interest rates and a loss of $4.8 million (2012 — loss of $4.0 million) in respect of forward exchange contracts.

Income before tax.    In the first quarter of 2013, income before tax was $97.7 million (2012 — $84.1 million) comprising the amounts set out in the table below:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	($ in millions)
Underwriting income	$51.0	$30.5
Other income/(expenses)	0.5	(0.3)
Net investment income	48.3	52.4
Change in fair value of derivatives	(4.2)	(7.5)
Net realized and unrealized investment and foreign exchange gains	9.8	16.7
Interest expense	(7.7)	(7.7)

Income before tax	$97.7	$84.1

Taxes.    Income tax expense for the three months ended March 31, 2013 was $5.9 million (2012 — $5.4 million). The estimated effective rate of tax for the quarter was 6.0% (2012 — 6.4%). The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2013 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate is 24%, reducing to 23% from April 1, 2013) and the U.S. (where the corporate tax rate is 35%).

Net income after tax.    Net income after tax for the three months ended March 31, 2013 was $91.8 million, equivalent to a $1.21 basic earnings per ordinary share adjusted for the $8.6 million preference share dividends and fully diluted earnings per ordinary share of $1.15. Net income after tax for the three months ended March 31, 2012 was $78.7 million, equivalent to basic earnings per ordinary share of $1.03 adjusted for the $5.7 million preference share dividend and fully diluted earnings per ordinary share of $0.99.

Investment gains.    Realized and unrealized gains for the three months ended March 31, 2013 were $15.2 million compared with $9.0 million in the comparative period and included $6.1 million (2012 — $1.7 million) of net realized gains from the fixed income available for sale portfolio, $2.2 million (2012 — $2.3 million) of net realized gains from our fixed income trading portfolio, $2.8 million net unrealized losses (2012 — $4.5 million net unrealized gains) from short-term investments in our trading portfolio, $0.6 million (2012 — $0.5 million) of net realized gains from our equity available for sale portfolio, $0.3 million of net realized losses (2012 — $Nil) from the equity trading portfolio and $5.3 million (2012 — $Nil) of net unrealized gains in our equity trading portfolio which includes $4.1 million (2012 — $Nil) of unrealized foreign exchange losses which are included in net realized and unrealized foreign exchange gains/losses in the statement of operations.

Other comprehensive income includes a decrease of $16.2 million (2012 — decrease of $11.8 million), net of taxes, in the unrealized gains from the available for sale portfolio which is largely attributable to lower yields during the quarter.

Dividends. The dividend on our ordinary shares has been maintained at $0.17 per ordinary share for the quarter. Dividends paid on our preference shares in the three months ended March 31, 2013 were $8.6 million (2012 — $5.7 million).

Underwriting Results by Operating Segments — First Quarter

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

We have provided additional disclosures for corporate and other (non-underwriting) income and expenses in Note 5 of our unaudited condensed consolidated financial statements. Corporate and other income includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, none of which are allocated to the business segments.

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2013 and 2012.

The contributions of each segment to gross written premiums in the three months ended March 31, 2013 and 2012 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(% of total gross written premiums)
Reinsurance	56.8%	60.6%
Insurance	43.2	39.4

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	($ in millions)
Reinsurance	$439.6	$474.2
Insurance	333.8	307.9

Total	$773.4	$782.1

Reinsurance

Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Gross written premiums.    Gross written premiums in our reinsurance segment decreased by 7.3% compared to the three months ended March 31, 2012.

The table below shows our gross written premiums for each line of business for the three months ended March 31, 2013 and 2012, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$145.5	$152.9	(4.8)%
Other property reinsurance	79.5	78.5	1.3%
Casualty reinsurance	125.3	138.9	(9.8)%
Specialty reinsurance	89.3	103.9	(14.1)%

Total	$439.6	$474.2	(7.3)%

The decrease in gross written premiums has arisen mainly from the property catastrophe, specialty reinsurance and casualty reinsurance business lines. The reductions in property catastrophe and specialty reinsurance are mainly attributable to lower reinstatement premiums. The reduction in casualty is due to commutation of certain contracts in the quarter. In addition, in the comparative period, there were favorable prior year premium adjustments.

The reduction in specialty reinsurance is predominantly due to lower reinstatement premiums as well as some declined business.

Casualty reinsurance gross written premiums for the quarter decreased by 9.8% year on year, due principally to returned premium on commutation of certain contracts and, in the comparative period, favorable prior year premium adjustments. The reduction in property catastrophe reinsurance in the first quarter of 2013 is mainly due to lower reinstatement premiums.

Losses and loss adjustment expenses.    The loss ratio for the three months ended March 31, 2013 was 44.5% compared to 50.0% in the equivalent period in 2012. The decrease in the loss ratio is primarily attributable to the absence of catastrophe losses in the current quarter while the comparable quarter of 2012 experienced losses of $19.0 million due to the U.S. storms. There was an $8.0 million decrease in prior year reserve releases from $28.1 million in the first quarter of 2012 to $20.1 million (including $8.8 million from the commutation of certain contracts) in the current period. Reserve releases for the quarter were mainly as a result of favorable development in the casualty and property catastrophe lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.    Policy acquisition expenses were $55.3 million for the three months ended March 31, 2013 equivalent to 21.5% of net premiums earned (2012 — $51.8 million or 19.1% of net premiums earned). The increase in the acquisition expense ratio is due to increased profit commission accruals in our casualty lines and also reflects the impact of commutations where we return premium but not the associated commissions. The increase in general and administrative expenses of $3.2 million compared to the first quarter of 2012 is mainly attributable to staff costs and higher accrued performance-related compensation.

Insurance

Our insurance segment consists of property insurance, casualty insurance, marine, energy and transportation insurance, financial and professional lines insurance and programs business. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segment — Insurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Gross written premiums.    Overall premiums increased by 8.4% to $333.8 million for the quarter from $307.9 million in the equivalent period in 2012. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2013 and 2012, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property insurance	$54.6	$52.4	4.2%
Casualty insurance	43.7	28.6	52.8%
Marine, energy and transportation insurance	136.8	149.6	(8.6)%
Financial and professional lines insurance	65.8	49.7	32.4%
Programs business	32.9	27.6	19.2%

Total	$333.8	$307.9	8.4%

The increase in gross written premium is mainly attributable to our U.S.-based business lines, in particular our U.S. environmental, marine, professional and management liability, surety and programs accounts. The reduction in marine, energy and transportation premium is mainly due to the prior year benefitting from positive prior year and loss-related premiums adjustments and increased aviation insurance premiums.

Losses and loss adjustment expenses.    The loss ratio for the quarter was 60.7% compared to 66.1% for the three months ended March 31, 2012. The decrease in the loss ratio for the quarter is mainly due to the comparative period including $24.2 million of losses associated with the Costa Concordia incident. There was a $2.8 million decrease in prior year reserve releases from $8.9 million in the first quarter of 2012 to $6.1 million in the current quarter.

The release in the current quarter was due primarily to favorable development in property, casualty and financial and professional lines, but partially offset by strengthening in marine, energy and transportation and our programs business. The release in the comparative quarter in 2012 was due to favorable loss development in our property lines as well as a small release from our casualty lines of business.

Policy acquisition, general and administrative expenses.    Policy acquisition expenses for the three months ended March 31, 2013, were 19.4% of net premiums earned, which is consistent with the first quarter of 2012 of 19.7%. The increase of $1.0 million in our general and administrative expenses is mainly associated with increased staff costs.

Cash and investments

At March 31, 2013 and December 31, 2012, total cash and investments, including accrued interest receivable, were $8.0 billion and $8.2 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2013		As at December 31, 2012
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,175.3	14.7%	$1,126.3	13.8%
U.S. agency	314.0	3.9	308.6	3.8
Municipal	38.0	0.5	39.7	0.5
Corporate	2,006.0	25.0	2,038.5	24.8
Non-U.S. government-backed corporate	85.3	1.1	101.1	1.2
Foreign government	644.6	8.0	641.0	7.8
Asset-backed	74.5	0.9	53.8	0.7
Non-agency commercial mortgage-backed	67.6	0.8	71.1	0.9
Agency mortgage-backed	1,087.8	13.6	1,177.2	14.4

Total fixed income — available for sale	$5,493.1	68.5%	$5,557.3	67.9%

Fixed income securities — trading
U.S. government	27.7	0.3	9.4	0.1
U.S. agency	0.2	—	0.2	—
Municipal	2.8	—	2.9	—
Corporate	395.9	4.9	414.4	5.1
Foreign government	27.3	0.3	26.3	0.3
Asset-backed	5.8	0.1	2.9	—
Bank loans	9.1	0.1	—	—

Total fixed income — trading	$468.8	5.7%	$456.1	5.5%

Total other investments	45.0	0.6	45.0	0.5
Total equity securities — available for sale	209.1	2.6	200.1	2.4
Total equity securities — trading	205.0	2.6	—	—
Total short-term investments — available for sale	352.3	4.4	431.5	5.3
Total short-term investments — trading	0.8		2.4	—
Total cash and cash equivalents	1,212.7	15.1	1,463.6	17.8
Total net receivable/(payable) for securities sold/(purchased)	(11.7)	(0.1)	0.2	—
Total accrued interest receivable	45.0	0.6	47.7	0.6

Total cash and investments	$8,020.1	100.0%	$8,203.9	100.0%

Fixed Income Maturities.    At March 31, 2013, the average credit quality of our fixed income portfolio was “AA,” with 91.8% of the portfolio being rated “A” or higher. At December 31, 2012, the average credit quality of our fixed income portfolio was “AA,” with 92.0% of the portfolio being rated “A” or higher. Our fixed income portfolio duration as at March 31, 2013 was 3.2 years compared to 3.0 years as at December 31, 2012 excluding the impact of the interest rate swaps.

As of March 31, 2013, we invested $25.2 million in BB high yield bonds and we also invested $9.1 million in a U.S. Dollar bank loan trading portfolio.

Mortgage-Backed Securities.    The following table summarizes the fair value of our mortgage-backed securities by rating and class at March 31, 2013:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,087.8	$1,087.8
Non-agency commercial	40.8	26.8	67.6

Total mortgage-backed securities	$40.8	$1,114.6	$1,155.4

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity Securities.    In March 2011, we initiated an investment into a high quality global equity income strategy via direct investment. In January 2013, we increased our investment in equities by an additional $200.0 million. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments.

We recognized dividend income of $3.3 million (2012 — $1.4 million). In our available for sale equity portfolio, we recognized a net realized gain of $0.6 million (2012 — $0.5 million) and an $18.1 million unrealized gain (2012 — $3.6 million). In our trading equity portfolio, we recognized realized losses of $0.3 million (2012 — $Nil), unrealized gains of $5.3 million (2012 — $Nil) and $4.1 million (2012 — $Nil) of unrealized foreign exchange losses included within net realized and unrealized foreign exchange gains/losses in the statement of operations.

European Fixed Income & Equity Exposures.    As at March 31, 2013, we had $985.6 million, or 14.5% of our aggregate investment portfolio, invested in European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish and Italian corporate bonds and equities.

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

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at March 31, 2013. Equity investments included in the table below are not rated (“NR”).

	As at March 31, 2013 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$6.7	$—	$—	$—	$—	$6.7	1%
Belgium	19.5	—	—	—	—	9.9	29.4	3
Finland	—	—	14.5	—	—	4.5	19.0	2
France	19.5	56.3	4.0	2.8	—	28.0	110.6	11
Germany	28.4	10.2	63.2	2.4	0.6	3.0	107.8	11
Italy	—	—	—	0.8	—	4.0	4.8	1
Luxembourg	—	—	—	0.3	—	—	0.3	—
Netherlands	9.5	30.2	36.9	0.7	—	4.5	81.8	8
Norway	—	18.0	13.1	—	—	—	31.1	3
Spain	—	—	—	2.2	—	—	2.2	—
Sweden	—	20.3	—	2.5	—	20.2	43.0	4
Switzerland	44.9	29.8	11.2	1.5	—	42.0	129.4	13
United Kingdom	70.3	229.0	19.5	12.4	—	88.3	419.5	43

Total European Exposures	$192.1	$400.5	$162.4	$25.6	$0.6	$204.4	$985.6	100%

	As at March 31, 2013 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Market Value %	Unrealized Pre-tax Gain
	($ in millions except percentages)
Austria	$—	$—	$6.7	$—	$—	$—	$—	$—	$—	$6.7	1%	$—
Belgium	—	—	—	—	—	—	19.5	—	9.9	29.4	3	2.6
Finland	6.7	—	—	7.8	—	—	—	—	4.5	19.0	2	1.0
France	8.0	—	9.2	35.3	—	2.0	24.1	4.0	28.0	110.6	11	6.9
Germany	19.5	2.5	34.4	8.3	9.8	—	33.3	—	—	107.8	11	3.7
Italy	—	—	—	—	—	—	0.8	—	4.0	4.8	1	—
Luxembourg	—	—	—	—	—	—	0.3	—	—	0.3	—	—
Netherlands	12.4	—	2.0	26.9	—	7.9	32.6	—	—	81.8	8	2.5
Norway	—	—	—	31.1	—	—	—	—	—	31.1	3	1.7
Spain	—	—	—	—	—	—	2.2	—	—	2.2	—	—
Sweden	—	—	—	8.0	—	13.3	1.5	—	20.2	43.0	4	2.9
Switzerland	7.3	—	—	—	—	20.0	56.2	3.9	42.0	129.4	13	13.5
United Kingdom	203.3	0.3	16.3	2.3	—	21.9	70.0	17.1	88.3	419.5	43	24.9

Total European Exposures	$257.2	$2.8	$68.6	$119.7	$9.8	$65.1	$240.5	$25.0	$196.9	$985.6	100%	$59.7

Reserves for Losses and Loss Adjustment Expenses

As of March 31, 2013, we had total net loss and loss adjustment expense reserves of $4,204.6 million (December 31, 2012 — $4,280.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment:

	As at March 31, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,908.4	$(157.7)	$2,750.7
Insurance	1,775.4	(321.5)	1,453.9

Total losses and loss expense reserves	$4,683.8	$(479.2)	$4,204.6

	As at December 31, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,983.7	$(172.4)	$2,811.3
Insurance	1,796.0	(326.6)	1,469.4

Total losses and loss expense reserves	$4,779.7	$(499.0)	$4,280.7

For the three months ended March 31, 2013, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $26.2 million. An analysis of this reduction by business segment is as follows for each of the three months ended March 31, 2013 and 2012:

	For the Three Months Ended
Business Segment	March 31, 2013	March 31, 2012
	($ in millions)
Reinsurance	$20.1	$28.1
Insurance	6.1	8.9

Total losses and loss expense reserves reductions	$26.2	$37.0

The key elements which gave rise to the net positive development during the three months ended March 31, 2013 were as follows:

Reinsurance.    Net reserve releases were $20.1 million in the current quarter, which included $8.8 million from commutation of certain contracts. The largest releases in the quarter were $12.4 million from U.S. casualty treaty due primarily to commutations and better than expected claims development and $6.7 million from the property catastrophe business line due to better than expected development on smaller catastrophe claims.

Insurance.    Net reserve releases were $6.1 million in the quarter and came primarily from shorter-tail lines including property, energy physical damage and aviation but were offset by a strengthening of $27.4 million in marine, energy and construction liability following an adverse judgment associated with a large loss and worse than expected incurred claims development. The most significant releases were $11.0 million from energy physical damage due to favorable development and $10.3 million from aviation due to favorable development from the deductible and war accounts.

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

For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses,” included in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Capital Management

The following table shows our capital structure as at March 31, 2013 compared to December 31, 2012:

	As at March 31, 2013	As at December 31, 2012
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,831.5	$2,980.3
Preference shares (liquidation preferences less issue expenses), net of issue costs	508.1	508.1
Long-term debt	499.2	499.1

Total capital	$3,838.8	$3,987.5

As at March 31, 2013, total ordinary shareholders’ equity was $3,339.6 million compared to $3,488.4 million at December 31, 2012. The remainder of our total shareholders’ equity as at March 31, 2013 was funded by three classes of preference shares with a total value as measured by their respective liquidation preferences of $508.1 million net of share issuance costs (December 31, 2012 — $508.1 million).

On February 7, 2013, the Company’s Board of Directors replaced the then existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

Under the open market repurchases, the Company acquired and cancelled 1,681,333 ordinary shares for the three months ended March 31, 2013. The total consideration paid was $58.2 million and the average price was $34.63.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee which is not part of the announced plan noted above. On March 4, 2013, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.

On February 26, 2013, the Company announced an ASR to repurchase an aggregate of $150.0 million of the Company’s ordinary shares under an accelerated share repurchase program. Under this arrangement, the Company initially acquired and cancelled 3,348,214 ordinary shares for the three months ended March 31, 2013. The Company has cancelled the initial ordinary share repurchases of 3,348,214 on March 1, 2013, as pursuant to EITF 99-7 Accounting for an Accelerated Share Repurchase Program. In accordance with EITF 99-7, we have estimated that an additional 693,398 ordinary shares will be cancelled under the ASR based on the Company’s volume-weighted average price from the start of the contract, February 27, 2013, through to March 31, 2013.

The amount outstanding under our senior notes, less amortization of expenses, of $499.2 million (December 31, 2012 — $499.1 million) was the only material debt that we had outstanding as of March 31, 2013 and December 31, 2012.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At March 31, 2013, this ratio was 13.0% (December 31, 2012 — 12.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 26.2% as of March 31, 2013 (December 31, 2012 — 25.3%).

Access to capital.    Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,339.6 million at March 31, 2013 (December 31, 2012 — $3,488.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at March 31, 2013, Aspen Holdings held $58.6 million (December 31, 2012 — $192.3 million) in cash and cash equivalents, with the significant reduction due to a total of $210.2 million of share repurchases in the period. The current cash and cash equivalents balance, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considered sufficient to provide Aspen Holdings liquidity at such time. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of our “Notes to the Audited Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Operating Subsidiaries.    As of March 31, 2013, the Operating Subsidiaries held $1,448.3 million (December 31, 2012 — $1,638.0 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2013 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at March 31, 2013 and December 31, 2012:

	As at March 31, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$603.9	$598.7
Third party	1,952.2	1,933.5
Letters of credit / guarantees	1,217.2	1,189.2

Total restricted assets	$3,773.3	$3,721.4

Total as percent of cash and invested assets	47.2%	45.6%

For more information on these arrangements, see Note 18(a) of our “Notes to the Audited Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Three Months Ended March 31, 2013.    Total net cash flow from operations was $103.5 million, an increase of $4.1 million from the comparative period last year. For the three months ended March 31, 2013, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.

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

The credit facility can be used by any of the Borrowers to provide funding for our Operating Subsidiaries, to finance the working capital needs of the Company and our subsidiaries and for general corporate purposes of the Company and our subsidiaries. The credit facility further provides for the issuance of collateralized and uncollateralized letters of credit. Initial availability under the credit facility is $280.0 million, and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the credit facility by up to $75.0 million. In February 2013, we gave notice under our credit facility to reduce the lenders’ commitments to $200.0 million. The credit facility will expire on July 30, 2013. As of March 31, 2013, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increased based on the consolidated leverage ratio of the Company.

Under the credit facility, we must maintain at all times a consolidated tangible net worth of not less than approximately $2.3 billion plus 50.0% of consolidated net income and 50.0% of aggregate net cash proceeds from the issuance by the Company of its capital stock, each as accrued from January 1, 2010. The Company must also not permit its consolidated leverage ratio of total consolidated debt to consolidated debt plus consolidated tangible net worth to exceed 35.0%. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; permit the rating of any insurance subsidiary to fall below A.M. Best Company, Inc. (“A.M. Best”) financial strength rating of B++; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. The credit facility also includes covenants that restrict the ability of our subsidiaries to incur indebtedness and guarantee obligations.

Letters of Credit Facility.    On July 30, 2012, Aspen Bermuda and Citibank Europe PLC replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will expire in two separate tranches; Tranche II, which consists of $300.0 million, will expire on June 30, 2013, and Tranche I, which consists of the remaining maximum aggregate amount of $650.0 million, expires on June 30, 2014. As at March 31, 2013, we had $801.9 million of outstanding collateralized letters of credit under this facility compared to $839.1 million at the end of 2012.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. As at March 31, 2013, we had $23.9 million of outstanding collateralized letters of credit under this facility (December 31, 2012 — $37.5 million).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of March 31, 2013:

	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$9.0	$11.5	$11.1	$7.9	$6.3	$9.7	$55.5
Long-Term Debt Obligations(1)	—	250.0	—	—	—	250.0	500.0
Reserves for Losses and Loss Adjustment Expenses(2)	981.1	1,234.3	728.5	472.1	317.2	950.6	4,683.8

Total	$990.1	$1,495.8	$739.6	$480.0	$323.5	$1,210.3	$5,239.3

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the short time in which we have operated, thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2012 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in Item 2, “Properties” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2013 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of March 31, 2013, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “outlook,” “trends,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K and the following:

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

The rate changes described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook and Trends” reflect management’s assessment of changes in exposure-adjusted rates on renewals only. This does not include contracts with fundamental changes to terms and conditions. The calculation involves a degree of judgment in relation to comparability of contracts in the different business lines. Due to changes in assumptions underlying the pricing of contracts, the trends in premium rates reflected in our outlook and trends may not be comparable over time. The future profitability of each business line is dependent upon many factors besides the trends in premium rates.

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

As at March 31, 2013, our fixed income portfolio had an approximate duration of 3.2 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market value ($ in millions)	$5,668.3	$5,580.7	$5,493.1	$5,405.5	$5,317.8
Gain/(loss) ($ in millions)	175.0	88.0	—	(88.0)	(175.0)
Percentage of portfolio	3.2%	1.6%	—%	(1.6)%	(3.2)%

Equity risk.    We have invested in equity securities which had a fair market value of $414.1 million at March 31, 2013, equivalent to 5.2% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk.    Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of March 31, 2013, approximately 81% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8% were in British Pounds and approximately 11% were in other currencies. For the three months ended March 31, 2013, 21.9% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2013.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2013 would have impacted reported net comprehensive income by approximately $10.2 million for the three months ended March 31, 2013.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A forward exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the three months ended March 31, 2013, the impact of foreign currency contracts on net income was a loss of $4.8 million (2012 — loss of $4.0 million).

Credit risk.    We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2013, the average rating of fixed income securities in our investment portfolio was “AA” (December 31, 2012 — “AA”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A3” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2013. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended March 31, 2013 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased		Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1 2013 to January 31, 2013	793,028		$33.01	793,028	$364.0
February 1, 2013 to February 6, 2013	163,851		$34.31	163,851	$358.4
February 7, 2013 to February 28, 2013	3,792,898	(1)	$43.74	3,792,898	$334.1	(2)
March 1, 2013 to March 31, 2013	279,770		$37.65	279,770	$323.6

Total	5,029,547		$41.40	5,029,547	$323.6

(1)	On February 26, 2013, we entered into an agreement to repurchase an aggregate of $150.0 million of our ordinary shares under an accelerated share repurchase program with Goldman Sachs & Co. (the “ASR”). Under this arrangement, we initially acquired and cancelled 3,348,214 ordinary shares. The weighted average price paid for the shares under the ASR does not include the impact of additional shares that may be cancelled on completion of the ASR. In accordance with EITF 99-7 Accounting for an Accelerated Share Repurchase Program, our financial statements assume the cancellation of an additional 693,398 ordinary shares based on the volume-weighted average price of our shares from February 27, 2013, through March 31, 2013. This is not reflected in the table above, and is expected to reduce the average price paid per share.

(2)	On February 7, 2013, the Company’s Board of Directors replaced the then existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions (such as the Goldman ASR which was pursuant to this authorization).

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee. On March 4, 2013, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of 2013 performance share award agreement.

10.2	Supplemental Confirmation, dated as of February 26, 2013, between the Company and Goldman, Sachs & Co relating to an accelerated share repurchase.*

10.3	Amendment Letter to Multicurrency Letter of Credit Facility dated February 1, 2013 among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013).

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

31.2	Officer Certification of John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101	The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2013 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.**

*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been separately filed with the SEC.
**	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Insurance Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED (Registrant)

Date: April 29, 2013	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: April 29, 2013	By:	/s/ John Worth
John Worth
Chief Financial Officer