Form 10-Q
period 2013-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2013-08-02
CIK 1267395

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-31909

ASPEN INSURANCE HOLDINGS LIMITED

(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Front Street Hamilton, Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(441) 295-8201

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 29, 2013, there were 67,516,790 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2013 and December 31, 2012

($ in millions, except share and per share amounts)

	As at June 30, 2013	As at December 31, 2012
ASSETS
Investments:
Fixed income maturities, available for sale at fair value (amortized cost — $5,379.3 and $5,228.5)	$5,542.6	$5,557.3
Fixed income maturities, trading at fair value (amortized cost — $499.2 and $431.6)	503.8	456.1
Equity securities, available for sale at fair value (cost — $147.5 and $174.0)	183.2	200.1
Equity securities, trading at fair value (cost — $226.5 and $Nil)	229.9	—
Short-term investments, available for sale at fair value (amortized cost — $231.7 and $431.5)	231.7	431.5
Short-term investments, trading at fair value (amortized cost — $10.6 and $2.4)	10.6	2.4
Other investments, equity method	44.9	45.0

Total investments	6,746.7	6,692.4
Cash and cash equivalents	1,188.9	1,463.6
Reinsurance recoverables
Unpaid losses	472.3	499.0
Ceded unearned premiums	226.0	122.6
Receivables
Underwriting premiums	1,197.6	1,057.5
Other	71.8	68.5
Funds withheld	81.5	84.3
Deferred policy acquisition costs	264.4	223.0
Derivatives at fair value	2.0	2.0
Receivable for securities sold	5.8	0.2
Office properties and equipment	57.2	57.9
Tax recoverable	0.5	2.4
Other assets	20.9	18.2
Intangible assets	18.7	19.0

Total assets	$10,354.3	$10,310.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

As at June 30, 2013 and December 31, 2012

($ in millions, except share and per share amounts)

	As at June 30, 2013	As at December 31, 2012
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,734.9	$4,779.7
Unearned premiums	1,375.3	1,120.8

Total insurance reserves	6,110.2	5,900.5
Payables
Reinsurance premiums	224.8	154.1
Deferred taxation	16.9	11.8
Accrued expenses and other payables	258.7	249.3
Liabilities under derivative contracts	9.6	7.4

Total payables	510.0	422.6
Long-term debt	499.2	499.1

Total liabilities	$7,119.4	$6,822.2

Commitments and contingent liabilities (see Note 14)	—	—

SHAREHOLDERS’ EQUITY
Ordinary shares:
67,003,490 shares of par value 0.15144558¢ each (December 31, 2012 — 70,753,723)	$0.1	0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2012 — Nil)	—	—
5.625% shares of par value 0.15144558¢ each (December 31, 2012 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2012 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2012 — 6,400,000)	—	—
Non-controlling interest	0.2	0.2
Additional paid-in capital	1,346.7	1,516.7
Retained earnings	1,628.4	1,544.0
Accumulated other comprehensive income, net of taxes	259.5	427.4

Total shareholders’ equity	3,234.9	3,488.4

Total liabilities and shareholders’ equity	$10,354.3	$10,310.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME

($ in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net earned premium	$544.0	$513.4	$1,054.9	$1,008.8
Net investment income	45.9	52.8	94.2	105.2
Realized and unrealized investment gains	14.4	5.4	30.7	16.1
Other income	0.9	3.5	2.0	4.2

Total revenues	605.2	575.1	1,181.8	1,134.3

Expenses
Losses and loss adjustment expenses	333.4	262.1	602.1	546.1
Policy acquisition expenses	107.2	102.0	211.8	198.1
General, administrative and corporate expenses	87.7	83.5	174.3	168.3
Interest on long-term debt	7.8	7.7	15.5	15.4
Change in fair value of derivatives	2.9	11.6	7.1	19.1
Realized and unrealized investment losses	21.0	4.1	22.1	5.8
Net realized and unrealized foreign exchange losses	4.1	12.7	9.5	5.0
Other expenses	—	0.6	0.6	1.6

Total expenses	564.1	484.3	1,043.0	959.4

Income from operations before income tax	41.1	90.8	138.8	174.9
Income tax expense	(1.0)	(6.2)	(6.9)	(11.6)

Net income	$40.1	$84.6	$131.9	$163.3
Add: Loss attributable to non-controlling interest	—	0.2	—	0.3

Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$40.1	$84.8	$131.9	$163.6

Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	$(5.9)	$1.2	$(12.4)	$0.3
Change in net unrealized gains on available for sale securities held	(132.4)	35.4	(143.4)	24.8
Amortization of loss on derivative contract	0.1	0.1	0.2	0.1
Change in foreign currency translation adjustment	(18.9)	(9.4)	(24.4)	(10.9)

Other comprehensive income, gross of tax	(157.1)	27.3	(180.0)	14.3
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	0.4	—	0.4	—
Change in net unrealized gains on available for sale securities held	10.4	0.4	11.7	0.1

Total tax on other comprehensive income	10.8	0.4	12.1	0.1

Other comprehensive (loss)/income, net of tax	(146.3)	27.7	(167.9)	14.4

Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(106.2)	$112.5	$(36.0)	$178.0

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	66,191,426	71,303,855	67,601,046	71,123,926
Diluted	69,291,324	73,845,903	71,086,906	73,843,957
Basic earnings per ordinary share adjusted for preference share dividends	$0.38	$1.07	$1.60	$2.10
Diluted earnings per ordinary share adjusted for preference share dividends	$0.36	$1.03	$1.52	$2.02

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF

CHANGES IN SHAREHOLDERS’ EQUITY

($ in millions)

	Six Months Ended June 30,
	2013	2012
Ordinary shares
Beginning and end of the period	$0.1	$0.1

Preference shares
Beginning and end of the period	—	—

Non-controlling interest
Beginning of the period	0.2	0.4
Net (loss) attributable to non-controlling interest for the period	—	(0.3)

End of the period	0.2	0.1

Additional paid-in capital
Beginning of the period	1,516.7	1,385.0
New ordinary shares issued	12.8	2.0
Ordinary shares repurchased and cancelled	(240.1)	(26.8)
Preference shares issued	270.4	154.5
PIERS redeemed and cancelled	(230.0)	—
PIERS redemption(1)	7.1	—
Share-based compensation	9.8	8.5

End of the period	1,346.7	1,523.2

Retained earnings
Beginning of the period	1,544.0	1,341.6
Net income for the period	131.9	163.3
Dividends on ordinary shares	(23.8)	(22.8)
Dividends on preference shares	(16.6)	(14.0)
PIERS redemption(1)	(7.1)	—
Net loss attributable to non-controlling interest for the period	—	0.3

End of the period	1,628.4	1,468.4

Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	112.7	124.2
Change for the period, net of income tax	(24.4)	(10.9)

End of the period	88.3	113.3

Loss on derivatives, net of taxes:
Beginning of the period	(0.5)	(0.7)
Reclassification to interest payable	0.2	0.1

End of the period	(0.3)	(0.6)

Unrealized appreciation on investments, net of taxes:
Beginning of the period	315.2	305.4
Change for the period, net of taxes	(143.7)	25.2

End of the period	171.5	330.6

Total accumulated other comprehensive income, net of taxes	259.5	443.3

Total shareholders’ equity	$3,234.9	$3,435.1

(1)

The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the Perpetual Preferred Income Equity Replacement Securities (“PIERS”), net of the original issuance costs, and the final redemption of $230.0 million.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$131.9	$163.3
Proportion due to non-controlling interest	—	0.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18.1	16.9
Share-based compensation	9.8	8.5
Realized and unrealized investment (gains)	(30.7)	(16.1)
Realized and unrealized investment losses	22.1	5.8
Net realized and unrealized investment foreign exchange losses/(gains)	17.1	1.5
Loss on derivative contracts	0.2	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	10.9	44.1
Unearned premiums	260.4	309.6
Reinsurance recoverables:
Unpaid losses	22.5	(31.5)
Ceded unearned premiums	(105.1)	(103.1)
Other receivables	(7.6)	(2.1)
Deferred policy acquisition costs	(42.0)	(49.1)
Reinsurance premiums payable	73.2	(56.1)
Funds withheld	2.8	(0.3)
Premiums receivable	(151.2)	(162.4)
Deferred taxes	5.3	(4.0)
Income tax payable	(2.6)	11.9
Accrued expenses and other payable	8.9	29.6
Fair value of derivatives and settlement of liabilities under derivatives	6.6	(1.5)
Long-term debt	0.1	—
Intangible assets	(0.1)	—
Other assets	(2.4)	(5.8)

Net cash generated by operating activities	$248.2	$159.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows (used in)/from investing activities:
(Purchases) of fixed income maturities — Available for sale	$(1,181.8)	$(705.3)
(Purchases) of fixed income maturities — Trading	(272.3)	(114.7)
Proceeds from sales and maturities of fixed income maturities — Available for sale	985.8	749.3
Proceeds from sales and maturities of fixed income maturities — Trading	208.5	114.7
(Purchases) of equity securities — Available for sale	(2.5)	(29.5)
(Purchases) of equity securities — Trading	(236.8)	—
Proceeds from sales of equity securities — Available for sale	32.1	25.8
Proceeds from sales of equity securities — Trading	10.1	—
Net (purchases)/sales of short-term investments	180.2	(203.6)
Net change in (payable)/receivable for securities (purchased)/sold	(1.0)	(3.5)
Purchase of equipment	(6.5)	(12.8)

Net cash (used in) investing activities	(284.2)	(179.6)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	12.8	2.0
Proceeds from the issuance of preference shares, net of issuance costs	270.4	154.5
PIERS repurchased and cancelled	(230.0)	—
Ordinary shares repurchased	(240.1)	(26.8)
Dividends paid on ordinary shares	(23.8)	(22.8)
Dividends paid on preference shares	(16.6)	(14.0)

Net cash (used in) financing activities	(227.3)	92.9

Effect of exchange rate movements on cash and cash equivalents	(11.4)	(3.0)

Increase/(decrease) in cash and cash equivalents	(274.7)	69.9
Cash and cash equivalents at beginning of period	1,463.6	1,239.1

Cash and cash equivalents at end of period	$1,188.9	$1,309.0

Supplemental disclosure of cash flow information:
Net cash (received)/paid during the period for income tax	$(13.3)	$1.8
Cash paid during the period for interest	$15.0	$15.0

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization

Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”), Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) and Aspen Capital Markets Limited (“ACM”) (collectively, the “Operating Subsidiaries”). References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

The Company established a new division, Aspen Capital Markets, to expand its participation in the alternative reinsurance market. The new venture is led by Mr. Brian Tobben who joined Aspen on April 8, 2013. Mr. Tobben reports to Mr. James Few, Chief Executive Officer of Aspen Re.

2.	Basis of Preparation

The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries, which are collectively referred to herein as the “Company.” All intercompany transactions and balances have been eliminated on consolidation.

The balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).

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

In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. The new ASU addresses concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods therein. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The Company adopted ASU 2011-11 and ASU 2013-01 in the first quarter of 2013 and these standards do not currently impact the unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). The ASU is intended to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. The ASU was applied prospectively and was effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The Company adopted ASU 2013-02 in the first quarter of 2013 and this information is presented in Note 3 of the accompanying notes to the unaudited condensed consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company does not anticipate that this standard will have a material impact on its unaudited condensed consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity” to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. This is not currently expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s accumulated other comprehensive income that are reclassified into the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2013:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$5.9	$12.6	Realized and unrealized investment gains
Realized (loss) on sale of securities	—	(0.2)	Realized and unrealized investment losses

	5.9	12.4	Income from operations before tax

Tax on realized gains and (losses) of securities	(0.4)	(0.4)	Income tax expense

	$5.5	$12.0	Net income

Foreign currency translation adjustments:
Realized translation adjustments, before tax	$(0.3)	$(4.3)	Net realized and unrealized foreign exchange gains/(losses)
Tax credit on realized translation adjustments	0.1	1.0	Income tax expense

	$(0.2)	$(3.3)	Net income

Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$(0.1)	$(0.2)	Interest expense

	$(0.1)	$(0.2)	Net income

Total reclassifications from AOCI to the statement of operations, net of tax	$5.2	$8.5	Net income

4.	Earnings per Ordinary Share

Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	($ in millions, except share and per share amounts)

Net income	$40.1	$84.6	$131.9	$163.3
PIERS redemption(1)	(7.1)	—	(7.1)	—
Preference share dividends	(8.0)	(8.3)	(16.6)	(14.0)

Basic and diluted net income available to ordinary shareholders	25.0	76.3	108.2	149.3

Ordinary shares:
Basic weighted average ordinary shares	66,191,426	71,303,855	67,601,046	71,123,926
Weighted average effect of dilutive securities(2)	3,099,898	2,542,048	3,485,860	2,720,031

Total diluted weighted average ordinary shares	69,291,324	73,845,903	71,086,906	73,843,957

Earnings per ordinary share:
Basic	$0.38	$1.07	$1.60	$2.10

Diluted	$0.36	$1.03	$1.52	$2.02

(1)	The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the PIERS, net of the original issuance costs, and the final redemption of $230.0 million.
(2)	Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program and restricted stock units as described in Note 12, in addition to the PIERS.

Dividends. On July 24, 2013, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.18	August 27, 2013	August 9, 2013
7.401% preference shares	$0.462563	October 1, 2013	September 15, 2013
7.250% preference shares	$0.4531	October 1, 2013	September 15, 2013
5.950% preference shares	$0.3719	October 1, 2013	September 15, 2013

5.	Segment Reporting

The Company has two reporting business segments: Insurance and Reinsurance. In arriving at these reporting segments, the Company has considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of the Company’s operating segments and quantitative thresholds to determine the Company’s reportable segments. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, policy acquisition expenses and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.

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

Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s segment operations.

The Company does not allocate its assets by segment as it evaluates underwriting results of each segment separately from the results of the Company’s investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$298.6	$388.7	$687.3
Net written premiums	288.6	324.1	612.7
Gross earned premiums	288.4	331.3	619.7
Net earned premiums	275.8	268.2	544.0
Underwriting Expenses
Losses and loss adjustment expenses	158.4	175.0	333.4
Policy acquisition expenses	56.6	50.6	107.2
General and administrative expenses	30.4	42.1	72.5

Underwriting income	30.4	0.5	30.9

Corporate expenses			(15.2)
Net investment income			45.9
Realized and unrealized investment gains			14.4
Realized and unrealized investment (losses)			(21.0)
Change in fair value of derivatives			(2.9)
Interest expense on long term debt			(7.8)
Net realized and unrealized foreign exchange (losses)			(4.1)
Other income			0.9

Income before tax			$41.1

Net reserves for loss and loss adjustment expenses	$2,715.9	$1,546.7	$4,262.6

Ratios
Loss ratio	57.4%	65.2%	61.3%
Policy acquisition expense ratio	20.5	18.9	19.7
General and administrative expense ratio(1)	11.0	15.7	16.1
Expense ratio	31.5	34.6	35.8

Combined ratio	88.9%	99.8%	97.1%

(1)	The total general and administrative expense ratio includes corporate expenses.

	Three Months Ended June 30, 2012
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$299.8	$366.8	$666.6
Net written premiums	276.8	305.1	581.9
Gross earned premiums	300.8	279.9	580.7
Net earned premiums	282.0	231.4	513.4
Underwriting Expenses
Losses and loss adjustment expenses	133.7	128.4	262.1
Policy acquisition expenses	59.3	42.7	102.0
General and administrative expenses	30.0	42.1	72.1

Underwriting income	59.0	18.2	77.2

Corporate expenses			(11.4)
Net investment income			52.8
Realized and unrealized investment gains			5.4
Realized and unrealized investment (losses)			(4.1)
Change in fair value of derivatives			(11.6)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange (losses)			(12.7)
Other income			3.5
Other (expenses)			(0.6)

Income before tax			$90.8

Net reserves for loss and loss adjustment expenses	$2,715.5	$1,383.5	$4,099.0

Ratios
Loss ratio	47.4%	55.5%	51.1%
Policy acquisition expense ratio	21.0	18.5	19.9
General and administrative expense ratio(1)	10.6	18.2	16.3
Expense ratio	31.6	36.7	36.2

Combined ratio	79.0%	92.2%	87.3%

(1)	The total general and administrative expense ratio includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$738.2	$722.5	$1,460.7
Net written premiums	689.1	520.6	1,209.7
Gross earned premiums	560.3	644.2	1,204.5
Net earned premiums	532.5	522.4	1,054.9
Underwriting Expenses
Losses and loss adjustment expenses	272.7	329.4	602.1
Policy acquisition expenses	111.9	99.9	211.8
General and administrative expenses	62.6	84.5	147.1

Underwriting income	85.3	8.6	93.9

Corporate expenses			(27.2)
Net investment income			94.2
Realized and unrealized investment gains			30.7
Realized and unrealized investment (losses)			(22.1)
Change in fair value of derivatives			(7.1)
Interest expense on long term debt			(15.5)
Net realized and unrealized foreign exchange (losses)			(9.5)
Other income			2.0
Other (expenses)			(0.6)

Income before tax			$138.8

Net reserves for loss and loss adjustment expenses	$2,715.9	$1,546.7	$4,262.6

Ratios
Loss ratio	51.2%	63.1%	57.1%
Policy acquisition expense ratio	21.0	19.1	20.1
General and administrative expense ratio(1)	11.8	16.2	16.5
Expense ratio	32.8	35.3	36.6

Combined ratio	84.0%	98.4%	93.7%

(1)	The total general and administrative expense ratio includes corporate expenses.

	Six Months Ended June 30, 2012
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$774.0	$674.7	$1,448.7
Net written premiums	706.3	509.1	1,215.4
Gross earned premiums	591.0	546.8	1,137.8
Net earned premiums	553.0	455.8	1,008.8
Underwriting Expenses
Losses and loss adjustment expenses	269.3	276.8	546.1
Policy acquisition expenses	111.1	87.0	198.1
General and administrative expenses	59.0	83.5	142.5

Underwriting income	113.6	8.5	122.1

Corporate expenses			(25.8)
Net investment income			105.2
Realized and unrealized investment gains			16.1
Realized and unrealized investment (losses)			(5.8)
Change in fair value of derivatives			(19.1)
Interest expense on long term debt			(15.4)
Net realized and unrealized foreign exchange (losses)			(5.0)
Other income			4.2
Other (expenses)			(1.6)

Income before tax			$174.9

Net reserves for loss and loss adjustment expenses	$2,715.5	$1,383.5	$4,099.0

Ratios
Loss ratio	48.7%	60.7%	54.1%
Policy acquisition expense ratio	20.1	19.1	19.6
General and administrative expense ratio(1)	10.7	18.3	16.7
Expense ratio	30.8	37.4	36.3

Combined ratio	79.5%	98.1%	90.4%

(1)	The total general and administrative expense ratio includes corporate expenses.

6.	Investments

Income Statement

Investment Income. The following table summarizes investment income for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	($ in millions)		($ in millions)
Fixed income maturities — Available for sale	$38.9	$46.4	$79.0	$93.2
Fixed income maturities — Trading	3.9	4.0	8.1	8.2
Short-term investments — Available for sale	0.5	0.8	1.6	1.3
Fixed term deposits (included in cash and cash equivalents)	1.0	1.7	2.7	3.3
Equity securities — Available for sale	1.8	1.8	3.5	3.2
Equity securities — Trading	2.1	—	3.7	—

Total	$48.2	$54.7	$98.6	$109.2
Investment expenses	(2.3)	(1.9)	(4.4)	(4.0)

Net investment income	$45.9	$52.8	$94.2	$105.2

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	($ in millions)		($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$2.2	$1.8	$8.8	$3.8
Fixed income maturities — gross realized (losses)	(0.7)	—	(1.2)	(0.3)
Equity securities — gross realized gains	6.9	0.2	7.5	1.9
Equity securities — gross realized (losses)	—	(3.2)	—	(4.4)
Trading:
Fixed income maturities — gross realized gains	3.3	1.9	5.8	4.4
Fixed income maturities — gross realized (losses)	(0.3)	—	(0.6)	(0.2)
Equity securities — gross realized gains	0.5	—	0.5	—
Equity securities — gross realized (losses)	(0.1)	—	(0.4)	—
Net change in gross unrealized gains	(18.4)	1.5	(11.8)	6.0
Impairments:
Total other-than-temporary impairments	—	(0.9)	—	(0.9)

Total net realized and unrealized investment gains recorded in the statement of operations	$(6.6)	$1.3	$8.6	$10.3

Change in available for sale net unrealized gains:
Fixed income maturities	(129.8)	30.6	(165.4)	15.4
Equity securities	(8.5)	6.0	9.6	9.6

Total change in pre-tax available for sale unrealized gains	(138.3)	36.6	(155.8)	25.0
Change in taxes	10.8	0.4	12.1	0.2

Total change in net unrealized gains, net of taxes recorded in other comprehensive income	$(127.5)	$37.0	$(143.7)	$25.2

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2 (c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the three and six months ended June 30, 2013 was $Nil (2012 — $0.9 million) and $Nil (2012— $0.9 million), respectively.

Balance Sheet

Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities as at June 30, 2013 and December 31, 2012:

	As at June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,090.6	$31.7	$(3.9)	$1,118.4
U.S. agency	295.7	14.2	(1.2)	308.7
Municipal	31.9	1.3	(0.1)	33.1
Corporate	1,951.5	96.2	(20.4)	2,027.3
Non-U.S. government-backed corporate	85.1	1.9	—	87.0
Foreign government	742.5	16.1	(2.9)	755.7
Asset-backed	83.7	3.4	(0.3)	86.8
Non-agency commercial mortgage-backed	59.0	6.9	—	65.9
Agency mortgage-backed	1,039.3	33.2	(12.8)	1,059.7

Total fixed income maturities — Available for sale	5,379.3	204.9	(41.6)	5,542.6
Total short-term investments — Available for sale	231.7	—	—	231.7
Total equity securities — Available for sale	147.5	37.1	(1.4)	183.2

Total	$5,758.5	$242.0	$(43.0)	$5,957.5

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. government-backed corporate	98.0	3.1	—	101.1
Foreign government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency commercial mortgage-backed	61.7	9.4	—	71.1
Agency mortgage-backed	1,116.1	61.2	(0.1)	1,177.2

Total fixed income maturities — Available for sale	5,228.5	330.0	(1.2)	5,557.3
Total short-term investments — Available for sale	431.5	—	—	431.5
Total equity securities — Available for sale	174.0	28.2	(2.1)	200.1

Total	$5,834.0	$358.2	$(3.3)	$6,188.9

Unrealized foreign exchange gains and losses included in the tables above are included within change in foreign currency translation adjustment within the statement of operations and other comprehensive income.

Fixed Income Maturities, Short Term Investments and Equities — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities, short-term investments and equity securities as at June 30, 2013 and December 31, 2012:

	As at June 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$40.2	$—	$(1.2)	$39.0
U.S. agency	0.2	—	—	0.2
Municipal	0.6	—	—	0.6
Corporate	360.1	11.3	(5.8)	365.6
Foreign government	27.1	0.9	(0.5)	27.5
Asset-backed	5.7	—	—	5.7
Bank loans	65.3	0.1	(0.2)	65.2

Total fixed income maturities — Trading	499.2	12.3	(7.7)	503.8
Total short-term investments — Trading	10.6	—	—	10.6
Total equity securities — Trading	226.5	12.7	(9.3)	229.9

Total	$736.3	$25.0	$(17.0)	$744.3

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$9.3	$0.2	$(0.1)	$9.4
U.S. agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9

Total fixed income maturities — Trading	$431.6	$24.9	$(0.4)	$456.1
Total short-term investments — Trading	2.4	—	—	2.4

Total	$434.0	$24.9	$(0.4)	$458.5

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/(losses) within the statement of operations and other comprehensive income.

As of June 30, 2013, the Company had invested $24.3 million in BB high yield bonds classified within corporate securities and $65.2 million in its U.S. Dollar bank loans trading portfolio.

Other Investments. The Company has invested in Cartesian Iris Offshore Fund L.P. (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer. The Company has accounted for its investment in Cartesian in accordance with the equity method of accounting. The Company is not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. On June 29, 2013 the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. This will take effect on January 1, 2014.

In the three and six months ended June 30, 2013, the change in the value of the Company’s investment was a loss of $0.1 million (June 30, 2012 — $Nil) and loss of $0.1 million (June 30, 2012 — $Nil), respectively. Changes in the value are recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding the Company’s investment in Cartesian, refer to Note 6 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2012 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.

On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”). The shareholding in

Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not indicate that the Company is able to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value approximates fair value.

The table below shows the Company’s investments in Cartesian and Chaspark for the six months ended June 30, 2013 and twelve months ended December 31, 2012:

	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2013	$36.3	$8.7	$45.0
Unrealized (loss) for the six months to June 30, 2013	(0.1)	—	(0.1)

Closing value of investment as at June 30, 2013	$36.2	$8.7	$44.9

Opening undistributed value of investment as at January 1, 2012	$33.1	$—	$33.1
Investment in Chaspark Maritime Holdings Ltd.	—	8.7	8.7
Unrealized gain for the twelve months to December 31, 2012	3.2	—	3.2

Closing value of investment as at December 31, 2012	$36.3	$8.7	$45.0

Fixed Maturities. The scheduled maturity distribution of available for sale fixed income maturity securities as at June 30, 2013 and December 31, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2013
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$626.7	$634.9	AA
Due after one year through five years	2,474.9	2,547.9	AA
Due after five years through ten years	1,003.8	1,049.1	A+
Due after ten years	91.9	98.3	AA–

Subtotal	4,197.3	4,330.2
Non-agency commercial mortgage-backed	59.0	65.9	AA+
Agency mortgage-backed	1,039.3	1,059.7	AA+
Other asset-backed	83.7	86.8	AAA

Total fixed income maturities — Available for sale	$5,379.3	$5,542.6

	As at December 31, 2012
	Amortized Cost or Cost	Fair Market Value	Average Ratings by Maturity
	($ in millions)
Due one year or less	$554.6	$561.0	AA
Due after one year through five years	2,270.0	2,378.8	AA
Due after five years through ten years	1,077.8	1,199.3	AA–
Due after ten years	99.1	116.1	AA+

Subtotal	4,001.5	4,255.2
Non-agency commercial mortgage-backed	61.7	71.1	AA+
Agency mortgage-backed	1,116.1	1,177.2	AA+
Other asset-backed	49.2	53.8	AAA

Total fixed income maturities — Available for sale	$5,228.5	$5,557.3

Gross Unrealized Loss. The following tables summarize as at June 30, 2013 and December 31, 2012, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	As at June 30, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$278.8	$(3.9)	$3.0	$—	$281.8	$(3.9)	49
U.S. agency	89.5	(1.2)	—	—	89.5	(1.2)	24
Municipal	2.9	(0.1)	—	—	2.9	(0.1)	2
Corporate	662.6	(20.4)	—	—	662.6	(20.4)	348
Non-U.S. government-backed corporate	11.8	—	—	—	11.8	—	3
Foreign government	323.8	(2.9)	2.0	—	325.8	(2.9)	50
Asset-backed	41.4	(0.3)	—	—	41.4	(0.3)	38
Non-agency commercial mortgage-backed	1.4	—	—	—	1.4	—	2
Agency mortgage-backed	379.4	(12.8)	0.8	—	380.2	(12.8)	105

Total fixed income maturities — Available for sale	1,791.6	(41.6)	5.8	—	1,797.4	(41.6)	621
Total short-term investments — Available for sale	62.4	—	—	—	62.4	—	8
Total equity securities — Available for sale	18.8	(1.1)	2.0	(0.3)	20.8	(1.4)	12

Total	$1,872.8	$(42.7)	$7.8	$(0.3)	$1,880.6	$(43.0)	641

	As at December 31, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$72.7	$(0.3)	$—	$—	$72.7	$(0.3)	9
Municipal	1.4	(0.1)	—	—	1.4	(0.1)	1
Corporate	170.8	(0.6)	—	—	170.8	(0.6)	63
Non-U.S. government-backed corporate	10.1	—	2.0	—	12.1	—	3
Foreign government	87.7	(0.1)	4.0	—	91.7	(0.1)	20
Asset-backed	0.7	—	—	—	0.7	—	1
Agency mortgage-backed	26.7	(0.1)	—	—	26.7	(0.1)	14

Total fixed income maturities — Available for sale	370.1	(1.2)	6.0	—	376.1	(1.2)	111
Total short-term investments — Available for sale	9.4	—	—	—	9.4	—	4
Total equity securities — Available for sale	28.6	(1.9)	2.2	(0.2)	30.8	(2.1)	18

Total	$408.1	$(3.1)	$8.2	$(0.2)	$416.3	$(3.3)	133

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	($ in millions)		($ in millions)
(Purchases) of fixed income maturities — Available for sale	$(537.3)	$(284.3)	$(1,181.8)	$(705.3)
(Purchases) of fixed income maturities — Trading	(157.3)	(56.1)	(272.3)	(114.7)
(Purchases) of equity securities — Available for sale	(0.1)	(11.0)	(2.5)	(29.5)
(Purchases) of equity securities — Trading	(32.2)	—	(236.8)	—
Proceeds from sales and maturities of fixed income maturities — Available for sale	346.7	355.0	985.8	749.3
Proceeds from sales and maturities of fixed income maturities — Trading	107.3	48.6	208.5	114.7
Proceeds from sales of equity securities — Available for sale	23.8	9.5	32.1	25.8
Proceeds from sales of equity securities — Trading	5.6	—	10.1	—
Net change in (payable)/receivable for securities (purchased) /sold	(12.9)	(4.9)	(1.0)	(3.5)
Net (purchases)/sales of short-term investments	107.3	(75.0)	180.2	(203.6)

Net (purchases)/sales for the period	$(149.1)	$(18.2)	$(277.7)	$(166.8)

Guaranteed Investments. As at June 30, 2013, the Company held $1.5 million (December 31, 2012 — $1.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated BBB- or higher (December 31, 2012 — two municipal securities, both rated BBB or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at June 30, 2013 and December 31, 2012 respectively:

	As at June 30, 2013
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,118.4	$—	$1,118.4
U.S. agency	—	308.7	308.7
Municipal	—	33.1	33.1
Corporate	—	2,027.3	2,027.3
Non-U.S. government-backed corporate	—	87.0	87.0
Foreign government	547.0	208.7	755.7
Asset-backed	—	86.8	86.8
Non-agency commercial mortgage-backed	—	65.9	65.9
Agency mortgage-backed	—	1,059.7	1,059.7

Total fixed income maturities available for sale, at fair value	$1,665.4	$3,877.2	$5,542.6
Short-term investments available for sale, at fair value	226.5	5.2	231.7
Equity investments available for sale, at fair value	183.2	—	183.2

Held for trading financial assets, at fair value
U.S. government	$39.0	$—	$39.0
U.S. agency	—	0.2	0.2
Municipal	—	0.6	0.6
Corporate	—	365.6	365.6
Foreign government	4.1	23.4	27.5
Asset-backed	—	5.7	5.7
Bank loans	—	65.2	65.2

Total fixed income maturities trading, at fair value	$43.1	$460.7	$503.8
Short-term investments trading, at fair value	10.6	—	10.6
Equity investments trading, at fair value	229.9	—	229.9
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	2.0	2.0
Liabilities under derivative contracts — foreign exchange contracts	—	(9.5)	(9.5)
Liabilities under derivative contracts — interest rate swaps	—	(0.1)	(0.1)

Total	$2,358.7	$4,335.5	$6,694.2

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2013 and no assets or liabilities were classified as Level 3.

	As at December 31, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,126.3	$—	$1,126.3
U.S. agency	—	308.6	308.6
Municipal	—	39.7	39.7
Corporate	—	2,038.5	2,038.5
Non-U.S. government-backed corporate	—	101.1	101.1
Foreign government	487.2	153.8	641.0
Asset-backed	—	53.8	53.8
Non-agency commercial mortgage-backed	—	71.1	71.1
Agency mortgage-backed	—	1,177.2	1,177.2

Total fixed income maturities available for sale, at fair value	1,613.5	3,943.8	5,557.3
Short-term investments available for sale, at fair value	426.2	5.3	431.5
Equity investments available for sale, at fair value	200.1	—	200.1

Held for trading financial assets, at fair value
U.S. government	$9.4	$—	$9.4
U.S. agency	—	0.2	0.2
Municipal	—	2.9	2.9
Corporate	—	414.4	414.4
Foreign government	4.2	22.1	26.3
Asset-backed	—	2.9	2.9

Total fixed income maturities trading, at fair value	13.6	442.5	456.1
Short-term investments trading, at fair value	2.4	—	2.4
Other financial assets and liabilities, at fair value
Derivatives at fair value - foreign exchange contracts	—	2.0	2.0
Liabilities under derivative contracts - foreign exchange contracts	—	(6.1)	(6.1)
Liabilities under derivative contracts - interest rate swaps	—	(1.3)	(1.3)

Total	$2,255.8	$4,386.2	$6,642.0

There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2012 and no assets or liabilities were classified as Level 3 as at December 31, 2012.

Valuation of Fixed Maturities. The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At June 30, 2013 and December 31, 2012, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers, using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value. The pricing sources are primarily internationally recognized independent pricing services and broker-dealers.

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

Broker-Dealers. The Company obtains quotes from broker-dealers who are active in the corresponding markets when prices are unavailable from independent pricing services or index providers. Generally, broker-dealers value securities through their trading desks based on observable market inputs. Their pricing methodologies include mapping securities based on trade data, bids or offers, observed spreads and performance of newly issued securities. They may also establish pricing through observing secondary trading of similar securities. Quotes from broker-dealers are non-binding.

The Company obtains prices for all of its fixed income investment securities via its third-party accounting service provider, in the majority of cases receiving a number of quotes so as to obtain the most comprehensive information available to determine a security’s fair value. A single valuation is applied to each security based on the vendor hierarchy maintained by the Company’s third-party accounting service provider.

At June 30, 2013, the Company obtained an average of 2.7 quotes per fixed income investment, compared to 2.9 quotes at December 31, 2012. Pricing sources used in pricing fixed income investments at June 30, 2013 and December 31, 2012 were as follows:

	As at June 30, 2013	As at December 31, 2012
Index providers	88%	89%
Pricing services	9	9
Broker-dealers	3	2

Total	100%	100%

Fixed Income Maturities. A summary of securities priced using pricing information from index providers at June 30, 2013 and December 31, 2012 is provided below:

	June 30, 2013		December 31, 2012
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,135.1	98%	$1,034.5	91%
U.S. agency	292.8	95%	291.9	95%
Municipal	12.6	37%	20.5	48%
Corporate	2,290.2	96%	2,339.8	95%
Non-U.S. government-backed corporate	69.7	80%	84.5	84%
Foreign government	543.4	69%	516.9	77%
Asset-backed	82.9	90%	44.6	79%
Non-agency commercial mortgage-backed	65.1	99%	70.4	99%
Agency mortgage-backed	804.1	76%	957.8	81%

Total fixed income maturities	$5,295.9	88%	$5,360.9	89%

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

•	initial and ongoing evaluation of methodologies used by outside parties to calculate fair value; and

•	comparison of the fair value estimates to the Company’s knowledge of the current market.

Prices obtained from pricing services, index providers and broker-dealers are not adjusted by us; however, prices provided by a pricing service, index provider or broker-dealer in certain instances may be challenged based on market or information available from internal sources, including those available to the Company’s third-party investment accounting service provider. Subsequent to any challenge, revisions made by the pricing service, index provider or broker-dealer to the quotes are supplied to the Company’s investment accounting service provider.

Management reviews the vendor hierarchy maintained by the Company’s third-party accounting service provider in order to determine which price source provides the most appropriate fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy level assigned to each security in the Company’s available for sale and trading portfolios is based upon its assessment of the transparency and reliability of the inputs used in the valuation as of the measurement date. The hierarchy of index providers and pricing services is determined using various qualitative and quantitative points arising from reviews of the vendors conducted by the Company’s third-party accounting service provider. Vendor reviews include annual onsite due diligence meetings with index providers and pricing services vendors covering valuation methodology, operational walkthroughs and legal and compliance updates. Index providers are assigned the highest priority in the pricing hierarchy due primarily to availability and reliability of pricing information.

The Company’s fixed income securities are traded on the over-the-counter (“OTC”) market based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Foreign Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. The Company uses a variety of pricing sources to value fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in the Company’s portfolio do not use significant unobservable inputs or modeling techniques.

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

At June 30, 2013, the Company obtained an average of 4.9 quotes per equity investment, compared to 4.9 quotes as at December 31, 2012. Pricing sources used in pricing equities at June 30, 2013 and December 31, 2012, were as follows:

	As at June 30, 2013	As at December 31, 2012
Index providers	100%	100%
Pricing services	—	—

Total	100%	100%

Foreign Exchange Contracts. The foreign exchange contracts which the Company uses to mitigate currency risk are characterized as OTC due to their customized nature and the fact that they do not trade on a major exchange. These instruments trade in a very deep liquid market, providing substantial price transparency and accordingly are classified as Level 2.

Interest Rate Swaps. The interest rate swaps which the Company uses to mitigate interest rate risk are also characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third party pricing services. Consequently, these instruments are classified as Level 2.

8.	Reinsurance

The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and to increase its own insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

The largest concentrations of reinsurance recoverables as at June 30, 2013 were with Lloyd’s syndicates and with Munich Re. Balances with Lloyd’s and Munich Re represented 26.8% and 11.2%, respectively, of reinsurance recoverables (December 31, 2012 — Lloyd’s 20.2% and Munich Re 10.5%).

9.	Derivative Contracts

The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2013 and December 31, 2012:

		As at June 30, 2013			As at December 31, 2012
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(0.1	)(1)	$1,000.0	$(1.3	)(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$213.6	$2.0		$335.4	$2.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$135.1	$(9.5)		$88.6	$(6.1)

(1)	Net of $37.1 million of cash collateral provided to counterparties as security for the Company’s net liability position (December 31, 2012 — $52.0 million).

The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three and six months ended June 30, 2013 and 2012 respectively:

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	Amount of Income/(Loss) Recognized in the Statement of Operations
		Three Months Ended
		June 30, 2013	June 30, 2012
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(9.7)	$(0.3)
Interest Rate Swaps	Change in Fair Value of Derivatives	$6.8	$(11.3)

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	Amount of Income/(Loss) Recognized in the Statement of Operations
		Six Months Ended
		June 30, 2013	June 30, 2012
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(14.5)	$(4.3)
Interest Rate Swaps	Change in Fair Value of Derivatives	$7.4	$(14.8)

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

As at June 30, 2013, the Company held foreign exchange contracts with an aggregate value of $348.7 million. The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and six months ended June 30, 2013, the impact of foreign exchange contracts on net income was a charge of $9.7 million (June 30, 2012 — charge of $0.3 million) and a charge of $14.5 million (June 30, 2012 — charge of $4.3 million), respectively.

Interest Rate Swaps. As at June 30, 2013, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2012 — $1.0 billion) that are due to mature between August 2, 2013 and November 9, 2020. The swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and six months ended June 30, 2013, there was a gain in respect of the interest rate swaps of $6.8 million (June 30, 2012 — charge of $11.3 million) and a gain of $7.4 million (June 30, 2012 — charge of $14.8 million), respectively.

As at June 30, 2013, cash collateral with a fair value of $37.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). As at June 30, 2013, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2012 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at June 30, 2013, no amount was recorded in the consolidated balance sheet for the pledged assets.

None of the derivatives mentioned above meet the requirements for hedge accounting as per FASB ASU 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

10.	Reserves for Losses and Adjustment Expenses

The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the six months ended June 30, 2013, and twelve months ended December 31, 2012:

	Six Months Ended June 30, 2013	Twelve Months Ended December 31, 2012
	($ in millions)
Provision for losses and LAE at the start of the year	$4,779.7	$4,525.2
Less reinsurance recoverable	(499.0)	(426.6)

Net loss and LAE at the start of the year	4,280.7	4,098.6

Net loss and LAE expenses (disposed)	(17.3)	(9.0)

Provision for losses and LAE for claims incurred:
Current year	655.7	1,375.9
Prior years	(53.6)	(137.4)

Total incurred	602.1	1,238.5

Losses and LAE payments for claims incurred:
Current year	(160.8)	(244.3)
Prior years	(365.8)	(835.7)

Total paid	(526.6)	(1,080.0)

Foreign exchange losses	(76.3)	32.6

Net losses and LAE reserves at period end	4,262.6	4,280.7
Plus reinsurance recoverable on unpaid losses at period end	472.3	499.0

Provision for losses and LAE at June 30, 2013, and December 31, 2012	$4,734.9	$4,779.7

For the six months ended June 30, 2013, there was a reduction of $53.6 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $65.5 million for the six months ended June 30, 2012. The Company disposed of $17.3 million of its contracts relating to loss portfolio transfers during the six months ended June 30, 2013 (June 30, 2012 — $8.8 million relating to loss portfolio transfers). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

11.	Capital Structure

The following table provides a summary of the Company’s authorized and issued share capital at June 30, 2013 and December 31, 2012:

	As at June 30, 2013		As at December 31, 2012
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152

Total authorized share capital		1,631		1,631

Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	67,003,490	102	70,753,723	107
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	—	—	4,600,000	7
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.950% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	—	—

Total issued share capital		137		132

Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2012 — $523.2 million) less issue costs of $12.6 million (December 31, 2012 — $15.1 million).

Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the six-months ended June 30, 2013:

Number of Ordinary Shares
Shares in issue at December 31, 2012	70,753,723
Share transactions in the six months ended June 30, 2013:
Shares issued to employees under the 2003 share incentive plan and/or 2008 share purchase plan	970,893
Shares issued to non-employee directors	10,542
Shares repurchased from ordinary shareholders	(6,567,528)
Shares issued in respect of the redemption of the PIERS	1,835,860

Shares in issue at June 30, 2013	67,003,490

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

Under the open market repurchases, the Company acquired and cancelled for the three and six months ended June 30, 2013, 800,042 and 2,481,375 ordinary shares, respectively. The total consideration paid for the three and six months ended June 30, 2013, was $29.9 million and $88.1 million, respectively, with the average prices for the three and six months ended June 30, 2013, being $37.38 and $35.52, respectively.

On February 26, 2013, the Company entered into an Accelerated Share Repurchase Agreement (“ASR”) with Goldman Sachs & Co. (“Goldman”) to repurchase an aggregate of $150.0 million of the Company’s ordinary shares. Under this arrangement, the Company initially acquired and cancelled 3,348,214 ordinary shares on March 1, 2013.

The ASR commenced on February 27, 2013, and the final termination date was originally October 3, 2013 (“the Calculation Period”). In connection with the redemption of the PIERS (as discussed further below), the ASR was suspended during the 20-day trading period that the settlement amount for the PIERS redemption was calculated. As a result, the final termination date of the ASR was extended by a commensurate period. Goldman may accelerate the termination date under the terms of the agreement. Settlement will be made entirely in the Company’s ordinary shares and will be accounted for as an equity transaction under the guidelines specified under ASC 815 Derivatives and Hedging.

The Company has cancelled the initial ordinary share repurchases of 3,348,214 on March 1, 2013, pursuant to ASC 500 Equity. The assumed remaining number of ordinary share repurchases has been calculated using the Company’s volume-weighted average price (“VWAP”) from the start of the contract, February 27, 2013, through to June 30, 2013. This has resulted in an additional estimated 683,502 ordinary shares repurchased and cancelled effective June 30, 2013.

Under the terms of the ASR, the number of ordinary shares ultimately to be delivered will vary with the Company’s share price. For example, if the Company’s average share price over the reference period was $35.00, Goldman would be required to deliver an additional 980,790 ordinary shares; if the Company’s average share price over the reference period was $45.15, no additional ordinary shares would be delivered or cancelled and if the Company’s average share price increased to $50.00, the Company would be required to issue 327,066 ordinary shares to Goldman. The maximum number of ordinary shares that the Company would be required to issue to Goldman is equal to the initial repurchase of 3,348,214 ordinary shares.

In addition to the share repurchase program, the Company purchases shares offered from time to time by the Names’ Trustee. On March 4, 2013, the Company entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.

Preference Shares Redemption. During 2005 and 2006, the Company issued 4.6 million PIERS. The PIERS were convertible at the Company’s option if, at any time on or after January 1, 2009, the closing sale price of the Company’s ordinary shares equaled or exceeded 130% of the then prevailing conversion price for 20 trading days during any consecutive 30-trading day period, as well as the last day of such 30-day period.

The PIERS were dilutive to the Company’s ordinary shares when the Company’s share price exceeded the prevailing conversion price and therefore, as the Company’s share price was generally above the 130% conversion price test, they were included in the Company’s fully diluted share count until the Company announced it would mandatorily redeem the PIERS.

On April 25, 2013, the Company announced it would mandatorily redeem all of its PIERS outstanding based on the terms of the PIERS. Each holder of a PIER unit received $50.00, equating to a total payment of $230.0 million in cash plus a number of the Company’s ordinary shares based on the conversion rate calculated in accordance with the average trading prices of the Company’s ordinary shares over a 20-trading day settlement period following the Company’s issuance of the press release announcing the mandatory conversion. The conversion rate was 1.7121 shares of the Company’s ordinary shares per $50.00 liquidation preference of the PIERS equating to a total issuance of 1,835,860 ordinary shares. The Company settled the amount on May 30, 2013. In accordance with the terms of the PIERS, no further dividends will be paid on the PIERS as a result of their mandatory redemption. The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the PIERS and the final redemption representing the original issuance costs.

Preference Shares Issuance. On May 2, 2013, the Company issued 11.0 million shares of 5.950% of Fixed-to-Floating Perpetual Non-Cumulative Preference Shares (the “5.950% Preference Shares”). Each preference shareholder will receive dividends on a non-cumulative basis only when declared by the Board initially at an annual fixed rate of 5.950% until July 1, 2023 at which time a floating rate, reset quarterly, of 3-month LIBOR plus 4.06% will commence per annum. The 5.950% Preference Shares have a liquidation preference of $25.00 per share and net proceeds were $270.4 million (comprising $275.0 million of total liquidation preference less $4.6 million of issue expenses). The 5.950% Preference Shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance.

The Company used $230.0 million of the net proceeds from this offering for settling the cash portion of the mandatory conversion of the PIERS (referred above) and intend to use the remainder for general corporate purposes, including supporting the Company’s insurance and reinsurance activities through its operating subsidiaries.

The Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the Preference Shares at a redemption price of $25.00 per share on or after July 1, 2023. The Company has listed the Preference Shares on the New York Stock Exchange under the symbol “AHLPRC”.

12.	Share-Based Payments

The Company issued options and other equity incentives under three arrangements: investor options, the employee incentive plan and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.

Investor Options. The investor options were issued on June 21, 2002 in connection with the transfer to us of part of the operations of Wellington Underwriting plc (“Wellington”), the Company’s predecessor company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of the Lloyd’s syndicate managed by Wellington (the “Wellington Names”). All of the options issued to Wellington were exercised on March 28, 2007 resulting in the issuance of 426,083 ordinary shares by the Company.

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

Employee and Non-Employee Director Awards. Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan prior to April 24, 2013 and thereafter, the new 2013 Share Incentive Plan. The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 shares, which includes 595,683 shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The non-employee director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.

Stock options are granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and six months ended June 30, 2013 (2012 — Nil and Nil) and 300,953 and 542,695 options, respectively, were exercised and issued in the three and six months ended June 30, 2013 (2012 — 46,037 and 55,951 options). No charges against income were made in respect of employee options for the three and six months ended June 30, 2013 (2012 — $Nil and $Nil).

Restricted share units (“RSUs”) granted to employees vest over a three-year period typically, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and six months ended June 30, 2013, the Company granted to employees 40,691 and 298,870 RSUs, respectively (2012 — Nil and 345,852). In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the date of grant. On February 7, 2013 (with a grant date of February 11, 2013), the Board of Directors approved a total of 25,533 RSUs for the non-employee directors (February 2, 2012 — 29,071) and 14,188 RSUs to the Chairman (February 2, 2012 — 17,705). On April 24, 2013 (with a grant date of April 26, 2013), a further award was made to the newly appointed non-employee director of 2,110 RSUs. Compensation costs charged against income in respect of RSUs for the three and six months ended June 30, 2013 were $4.0 million and $4.6 million, respectively (2012 — $2.0 million and $3.9 million).

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

The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and six months ended June 30, 2013 in respect of performance shares were $2.2 million and $5.6 million, respectively (2012 — $3.3 million and $6.6 million).

Phantom Shares. On February 6, 2013, the Compensation Committee approved the grant of 152,541 phantom shares with a grant date of February 11, 2013 (February 2, 2012 — 278,143). Additional grants of 6,521 and 542 phantom shares were made on April 8, 2013 and June 11, 2013, respectively. The phantom shares will be subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2013 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

The fair value of the phantom shares is based on the closing share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and six months ended June 30, 2013 in respect of phantom shares were a credit of $0.5 million and a charge $1.6 million, respectively (2012 — a charge of $0.6 million and $1.1 million).

Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 939 and 14,354 ordinary shares were issued during the three and six months ended June 30, 2013, respectively (2012 — 7,346 and 58,984 shares). Compensation costs charged against income in the three and six months ended June 30, 2013 in respect of the ESPP were $Nil and $0.1 million, respectively (2012 — $Nil and $Nil).

13.	Intangible Assets

The following tables provide a summary of the Company’s intangible assets for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013				Three Months Ended June 30, 2012
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.6	$18.8	$1.6	$16.6	$1.5	$19.7
Amortization	—	—	(0.1)	(0.1)	—	—	(0.2)	(0.2)

End of the period	$1.6	$16.6	$0.5	$18.7	$1.6	$16.6	$1.3	$19.5

	Six Months Ended June 30, 2013				Six Months Ended June 30, 2012
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.8	$19.0	$1.6	$16.6	$1.8	$20.0
Amortization	—	—	(0.3)	(0.3)	—	—	(0.5)	(0.5)

End of the period	$1.6	$16.6	$0.5	$18.7	$1.6	$16.6	$1.3	$19.5

License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at June 30, 2013, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2012 — $1.6 million).

Insurance Licenses. The total value of the licenses as at June 30, 2013 was $16.6 million (December 31, 2012 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

Other. In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at June 30, 2013 was $0.5 million (December 31, 2012 — $1.5 million).

14.	Commitments and Contingencies

(a)	Restricted assets

The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities, to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table details the forms and value of Company’s restricted assets as at June 30, 2013 and December 31, 2012:

	As at June 30, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$597.9	$598.7
Third party	1,907.0	1,933.5
Letters of credit / guarantees(1)	1,179.2	1,189.2

Total restricted assets	$3,684.1	$3,721.4

Total as percent of cash and invested assets	46.4%	45.6%

(1)	As of June 30, 2013, the Company had pledged funds of $1,154.6 million and £16.2 million (December 31, 2012 — $1,163.2 million and £16.0 million) as collateral for the secured letters of credit.

Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The fully collateralized letter of credit has been provided by ABL and is disclosed in the above table as an affiliated transaction.

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of the syndicate declaring a loss at a level that cannot be funded from other resources, or if the syndicate requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited is also required by Lloyd’s to maintain a minimum level of capital which as at June 30, 2013 was $0.6 million (December 31, 2012 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.

Interest Rate Swaps. As at June 30, 2013, cash collateral with a fair value of $37.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). For more information, please refer to Note 9 of these unaudited condensed consolidated financial statements.

(b)	Operating leases

Amounts outstanding under operating leases net of subleases as of June 30, 2013 were:

	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.0	$11.8	$11.2	$8.0	$6.4	$9.9	$53.3

(c)	Variable interest entities

As at June 30, 2013, the Company had two investments in variable interest entities, Cartesian Iris Offshore Fund L.P, and Chaspark Maritime Holdings Ltd., as disclosed in Note 6 of these unaudited condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

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

Overview

We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S. In the quarter we continued to make progress in our establishment of Aspen Capital Markets, which will be used to leverage our existing franchise and underwriting expertise to offer investors access to diversified products.

Some of the key results for the three and six months ended June 30, 2013 were:

•

Gross written premiums of $687.3 million for the second quarter of 2013, an increase of 3.1% from the second quarter of 2012. Gross written premium in reinsurance were flat while insurance grew 6% as a result of the continued strategic growth of the U.S. insurance teams;

•	Net favorable development on prior year loss reserves of $27.4 million for the second quarter of 2013 compared with $28.6 million in the second quarter of 2012;

•

Combined ratio of 97.1% for the second quarter of 2013 compared with a combined ratio of 87.3% for the second quarter of 2012. This increase was mainly due to $58.7 million or 10.9 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the second quarter of 2013 compared with no catastrophe losses in the second quarter of 2012;

•	Combined ratio of 93.7% for the first half of 2013 compared with a combined ratio of 90.4% for the first half of 2012;

•	Diluted net income per share (1) of $0.36 for the quarter ended June 30, 2013 compared with diluted net income per share of $1.03 in the same quarter last year;

•

Annualized net income return on average equity of 4.4% for the second quarter of 2013 compared with 10.8% for the second quarter of 2012 and annualized net income return on equity of 8.0% for the first half of 2013 compared to an annualized net income return on average equity of 10.6% for the first half of 2012; and

•

Diluted book value per share (2) of $38.87 decreased by 2.8% over the end of the second quarter net change in 2012 and by 4.4% from the end of the first quarter of 2013 largely as a result of the $138.4 million net unrealized losses, gross of tax, in the investment portfolio which is attributable mainly to the increase in interest rates.

Total shareholders’ equity decreased by $104.7 million to $3,234.9 million for the three months ended June 30, 2013. The most significant movements were:

•	the repurchase of 800,042 ordinary shares for $29.9 million through open market repurchases;

•	a $13.1 million increase in retained earnings for the period;

•	net unrealized losses on investments, net of taxes, of $127.5 million;

•	redemption of $230.0 million PIERS on May 30, 2013; and

•	net proceeds of $270.4 million from the issuance of our 5.950% Preference Shares on May 2, 2013.

(1)	Diluted net income per share for the quarter ended June 30, 2013 after deducting the $7.1 million difference between the capital raised upon issuance of the PIERS, net of original issuance costs, and the final redemption of $230.0 million.
(2)	Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Ordinary shareholders’ equity as at June 30, 2013 and December 31, 2012 was:

	As at June 30, 2013	As at December 31, 2012
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,234.9	$3,488.4
Preference shares less issue expenses	(555.6)	(508.1)

Net assets attributable to ordinary shareholders	$2,679.3	$2,980.3

Issued ordinary shares	67,003,490	70,753,723
Issued and potentially dilutive ordinary shares	68,934,000	73,312,340

Recent Developments

On July 24, 2013, our Board announced the appointment of Mr. Bret Pearlman to our Board as a Class II director.

Outlook and Trends

Overall. For the first half of 2013, we achieved an average rate increase of 4% on renewals across both segments with an overall average that was flat in reinsurance and a 7% increase on average in insurance. Even as some of our reinsurance lines of business experience downward pricing pressure, we are seeing some positive signs in our insurance lines as a result of increasing insurance rates and some economic improvement.

Reinsurance. For the first half of 2013, our property catastrophe reinsurance account had no change in rating levels. For the market, the pricing environment differs dramatically by line and geography. The majority of alternative capital that has entered into the property catastrophe market has focused on U.S. peak zone exposures, particularly retrocession and the Florida reinsurance market. U.S. catastrophe renewals have reflected this additional supply with average rate changes in 2013 deteriorating month by month through the first half of the year. Our U.S. other property reinsurance account has achieved average rate increases of 2% in the first half of the year. The pro-rata account achieved a 5% rate increase on average through the first half of the year reflecting improved market conditions in the U.S. primary business.

Following a largely benign year for losses outside the U.S., rates in international property reinsurance markets are generally flat or showing a small decrease with many reinsurers keen to increase penetration. April is a major renewal date for the Japanese market and as expected the market continued to benefit from post-Tohoku pricing levels. Despite an increased level of capital in the market, most renewals remained stable, although premiums in dollars have reduced due to a weakening Yen.

In casualty reinsurance, we achieved an average rate increase of 1% in the first half of the year. The rate environment continues to vary based on line and geography. In parts of casualty reinsurance, we are seeing an improving market, especially U.S. excess and surplus lines, general liability and non-medical professional lines. Our current portfolio continues to see stable loss cost trends.

In specialty reinsurance, rates across the portfolio were flat on average with continued rate improvement in marine following high loss activity. Conversely, an absence of loss activity has led to downward pressure on aviation prices. European trade credit reinsurance saw rates fall 1% on average through the first half of the year as competition is high following several profitable years.

Insurance. In property insurance across the U.S. and the U.K., we achieved an average rate increase of approximately 2%. In our programs business, we achieved rate increases of approximately 3% for the first six months of 2013 as the market responded to Superstorm Sandy losses. In our U.K. property business, the market remains competitive but the rating environment appears to have stabilized.

In casualty insurance, we achieved average rate increases of approximately 5% on renewals in the first half of 2013. We continue to see positive pricing momentum in the U.S. primary casualty insurance market, where we achieved approximately 11% increases for the first half of 2013, and the outlook continues to be favorable. The global casualty market is also showing signs of improvement with continued rate growth.

In our marine, energy and transportation business, we achieved an overall rate increase of approximately 12% for the first half of 2013. The aviation market continues to be challenging due to an absence of loss activity

The rating environment in financial and professional lines is mixed, achieving an approximate 1% increase on average in the first six months of 2013. Rate increases were led by the financial institutions account, with an average increase of 8% for the first half of 2013. Professional liability rates in the U.S. rose approximately 2% on average in the first six months of 2013. This was encouraging as it is the first positive rate movement experienced for some time. Technology liability experienced an average increase of 2% for the first half of 2013.

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

Results of Operations for the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2013 and 2012, starting with a summary of our consolidated results and followed by a segmental analysis.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.

Gross written premiums. Total gross written premiums increased by $20.7 million, or 3.1%, in the second quarter of 2013 compared to the second quarter of 2012. Premium from our reinsurance segment decreased slightly by 0.4%, attributable mainly to our property catastrophe business line. Our insurance segment premium increased by 6.0% principally due to growth in U.S. lines. The table below shows our gross written premiums for each segment for the three months ended June 30, 2013 and 2012, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Reinsurance	$298.6	$299.8	(0.4)%
Insurance	388.7	366.8	6.0%

Total	$687.3	$666.6	3.1%

Ceded reinsurance. Total reinsurance ceded for the quarter of $74.6 million decreased by $10.1 million from the second quarter of 2012 with increased ceded reinsurance purchased within our insurance segment more than offset by reductions in retrocessional reinsurance in line with our reduced property catastrophe premiums and reduced reliance on reinsurance across our reinsurance segment.

Net premiums earned. Net premiums earned in the second quarter of 2013 increased by 6.0% from the second quarter of 2012, broadly consistent with the increase in gross written premiums in the period.

Losses and loss adjustment expenses. The loss ratio for the quarter of 61.3% increased by 10.2 percentage points compared to the second quarter of 2012. The increase in the loss ratio for the reinsurance segment is primarily attributable to the absence of natural catastrophe losses in the comparable quarter of 2012 while the current quarter was adversely affected by $58.7 million of losses, net of $5.2 million reinstatement premiums, associated with the floods in Central Europe, Canada and India as well as tornadoes and hailstorms in the U.S and a deterioration in losses associated with Costa Concordia. In the reinsurance segment, there was a $10.0 million increase in prior year reserve releases from $14.1 million in the second quarter of 2012 to $24.1 million in the current period. In the insurance segment, the increase in the loss ratio for the quarter is mainly due to $6.9 million of U.S.-storm losses, higher reinsurance costs and an $11.2 million reduction in prior year reserve release to $3.3 million in the current quarter compared to a $14.5 million reserve release in the second quarter of 2012.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended June 30, 2013 and 2012 were as follows:

Business Segment	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Reinsurance	57.4%	47.4%
Insurance	65.2%	55.5%
Total Loss Ratio	61.3%	51.1%

We also present, in the table below, loss ratios both including and excluding the impact from major catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined major 2013 catastrophe losses as losses associated with floods in Central Europe, Canada and India, and tornadoes and hailstorms in the United States. There were no material losses from natural catastrophes in the second quarter of 2012.

The underlying changes in loss ratios by segment are shown in the tables below for the three months ended June 30, 2013 and 2012. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and related reinstatement premium adjustments.

For the Three Months Ended June 30, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	57.4%	(20.0)%	37.4%
Insurance	65.2%	(2.5)%	62.7%
Total	61.3%	(11.3)%	50.0%

For the Three Months Ended June 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	47.4%	—%	47.4%
Insurance	55.5%	—%	55.5%
Total	51.1%	—%	51.1%

Reserve releases in our reinsurance segment increased from $14.1 million in the second quarter of 2012 to $24.1 million in the current period (including the impact of the commutation of certain contracts of $8.2 million for the three months ended to June 30, 2013, and $8.8 million for the comparative quarter). Favorable reserve development in our casualty and property reinsurance lines were the main contributors to the release. The insurance segment had a $3.3 million reserve release this quarter, due primarily to favorable development in property and casualty lines, but offset by strengthening in our marine, energy and transportation lines. The release of $14.5 million in the comparative quarter of 2012 was due to favorable loss development largely in credit, political risk and terror of $6.6 million and aviation of $3.2 million as well as a small release from our casualty line of business.

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our policy acquisition, general, administrative and corporate processes. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	19.6%	15.3%	17.3%	19.7%	15.3%	17.6%
General and administrative expense ratio(1)	10.5	12.7	14.2	10.0	15.0	14.4

Gross expense ratio	30.1	28.0	31.5	29.7	30.3	32.0
Effect of reinsurance	1.4	6.6	4.3	1.9	6.4	4.2

Total net expense ratio	31.5%	34.6%	35.8%	31.6%	36.7%	36.2%

(1)	The total group general and administrative expense ratio includes corporate expenses.

General, administrative and corporate expenses increased by $4.2 million for the quarter compared to the second quarter of 2012 which is in line with the growth in our premiums and increases in headcount.

Net investment income. Net investment income for the quarter of $45.9 million decreased by 13.1% compared to $52.8 million in the second quarter of 2012 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on fixed income securities.

Change in fair value of derivatives. In the three months ended June 30, 2013, we recorded a gain of $6.8 million (2012 — loss of $11.3 million) in respect of interest rate swaps due to rising interest rates and a loss of $9.7 million (2012 — loss of $0.3 million) in respect of foreign exchange contracts.

Income before tax. In the second quarter of 2013, income before tax was $41.1 million (2012 — $90.8 million) comprising the amounts set out in the table below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	($ in millions)
Underwriting income	$15.7	$65.8
Other income	0.9	2.9
Net investment income	45.9	52.8
Change in fair value of derivatives	(2.9)	(11.6)
Net realized and unrealized investment and foreign exchange gains/(losses)	(10.7)	(11.4)
Interest expense	(7.8)	(7.7)

Income before tax	$41.1	$90.8

Taxes. Income tax expense for the three months ended June 30, 2013 was $1.0 million (2012 — $6.2 million). The estimated effective rate of tax for the quarter was 2.4% (2012 — 6.8%). The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2013 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative claims experience of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate is 23%) and the U.S. (where the corporate tax rate is 35%).

Net income after tax. Net income after tax for the three months ended June 30, 2013 was $40.1 million, equivalent to $0.38 basic earnings per ordinary share after deducting $8.0 million in preference share dividends and $7.1 million difference between the capital raised upon issuance and the final redemption of the PIERS. Fully diluted earnings per ordinary share were $0.36. Net income after tax for the three months ended June 30, 2012 was $84.6 million, equivalent to basic earnings per ordinary share of $1.07 adjusted for the $8.3 million preference share dividend and fully diluted earnings per ordinary share of $1.03.

Investment gains/(losses). Realized and unrealized investment losses for the three months ended June 30, 2013 were $6.6 million (2012 — $1.3 million gain) comprising the amounts set out in the table below:

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	($ in millions)
Net realized gains/(losses):
Fixed income maturities — Available for sale	$1.5	$1.8
Fixed income maturities — Trading	3.0	1.9
Equity securities — Available for sale	6.9	(3.0)
Equity securities — Trading	0.4	—
Net unrealized gains/(losses):
Fixed income maturities — Trading	—	1.5
Short-term investments — Trading	(17.1)	—
Equity securities — Trading(1)	(1.3)	—
Other-than-temporary impairment charges	—	(0.9)

Total realized and unrealized investment (losses)/gains	$(6.6)	$1.3

(1)	Includes $0.4 million (June 30, 2012 — $Nil) of unrealized foreign exchange losses which are included in net realized and unrealized foreign exchange gains/losses in the statement of operations.

Other comprehensive income. Total other comprehensive income decreased by $146.3 million (2012 — gain of $27.7 million), net of taxes, for the three months ended June 30, 2013. This comprised of a $122.0 million loss in the net unrealized available for sale investment portfolio (2012 — $35.8 million unrealized gain) largely attributable to the impact of rising interest rates on our bond portfolios, $5.5 million reclassification of net realized gains to net income (2012 — $1.2 million reclassified realized loss), an unrealized loss in foreign currency translation of $18.9 million (2012 — $9.4 million unrealized loss) and an amortization of loss on derivative contracts of $0.1 million (2012 — $0.1 million).

Dividends. As announced on April 24, 2013, the dividend on our ordinary shares increased from $0.17 per ordinary share to $0.18 per ordinary share. Dividends paid on our ordinary and preference shares in the three months ended June 30, 2013 were $11.9 million and $8.0 million, respectively (2012 — $12.2 million and $8.3 million).

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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2013 and 2012. The contributions of each segment to gross written premiums in the three months ended June 30, 2013 and 2012 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	(% of total gross written premiums)
Reinsurance	43.4%	45.0%
Insurance	56.6	55.0

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
	($ in millions)
Reinsurance	$298.6	$299.8
Insurance	388.7	366.8

Total	$687.3	$666.6

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

Gross written premiums. Gross written premiums in our reinsurance segment decreased by 0.4% compared to the three months ended June 30, 2012. The table below shows our gross written premiums for each line of business for the three months ended June 30, 2013 and 2012, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$83.2	$91.9	(9.5)%
Other property reinsurance	91.0	81.0	12.3%
Casualty reinsurance	63.4	66.6	(4.8)%
Specialty reinsurance	61.0	60.3	1.2%

Total	$298.6	$299.8	(0.4)%

The reductions in property catastrophe in the second quarter of 2013 are mainly attributable to pricing pressures and adverse exchange rate movements associated with the Japan renewals which occurred during the second quarter. The increase in other property reinsurance is predominantly due to favorable prior year premium adjustments.

Casualty reinsurance gross written premiums for the quarter decreased by 4.8% year on year, with the prior year benefiting from prior year premium adjustments.

Losses and loss adjustment expenses. The loss ratio for the three months ended June 30, 2013 was 57.4% compared to 47.4% in the equivalent period in 2012. The increase in the loss ratio is primarily attributable to the absence of natural catastrophe losses in the comparable quarter of 2012 while the current quarter was adversely affected by $57.1 million of losses associated with the floods in Central Europe, Canada and India as well as tornadoes and hailstorms in the U.S. There was a $10.0 million increase in prior year reserve releases from $14.1 million in the second quarter of 2012 to $24.1 million in the current period (including $8.2 million and $8.8 million from the commutation of certain contracts for the three months ended June 30, 2013 and 2012, respectively). Reserve releases for the quarter were mainly as a result of favorable development in the property catastrophe, other property and casualty lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses. Policy acquisition expenses were $56.6 million for the three months ended June 30, 2013 equivalent to 20.5% of net premiums earned (2012 — $59.3 million or 21.0% of net premiums earned). The acquisition expense ratio is comparable with the prior period. The general and administrative expense ratio of 11.0% is broadly in line with the same period in 2012.

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

Gross written premiums. Overall premiums increased by 6.0% for the quarter from $366.8 million in the equivalent period in 2012. The table below shows our gross written premiums for each line of business for the three months ended June 30, 2013 and 2012, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property insurance	$74.0	$82.1	(9.9)%
Casualty insurance	63.9	53.0	20.6%
Marine, energy and transportation insurance	143.8	133.7	7.6%
Financial and professional lines insurance	68.1	68.3	(0.3)%
Programs business	38.9	29.7	31.0%

Total	$388.7	$366.8	6.0%

The increase in gross written premium is mainly attributable to our U.S.-based business lines, in particular our U.S. environmental, casualty, marine, professional liability, surety and programs accounts. The increase in casualty insurance premium also comes from $10.0 million of growth in our U.K.-based regional and global casualty teams. Property gross written premium has reduced following our planned reduction in our U.S.-based property business line and some non-renewed U.K. business.

Losses and loss adjustment expenses. The loss ratio for the quarter was 65.2% compared to 55.5% for the three months ended June 30, 2012. The increase in the loss ratio for the quarter is mainly due to $6.9 million of U.S. storm losses, higher reinsurance costs and an $11.2 million reduction in prior year reserve release to $3.3 million in the current quarter compared to a $14.5 million reserve release in the second quarter of 2012.

The reserve releases in the current quarter were due primarily to favorable development in casualty business lines and shorter-tail lines including energy physical damage and aviation, but offset by strengthening in other lines such as marine, energy and transportation. The release in the comparative quarter in 2012 was due to favorable loss development in our aviation, credit, political risk and terrorism risks lines as well as a small release in casualty lines.

Policy acquisition, general and administrative expenses. Policy acquisition expenses for the three months ended June 30, 2013 increased marginally to 18.9% of net premiums earned compared to 18.5% in the second quarter of 2012 as a result of our mix of business, particularly the growth in our programs business in the U.S. Our general and administrative expenses remain at $42.1 million, the same as the second quarter of 2012.

Results of Operations for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2013 and 2012, starting with a summary of our consolidated results and followed by a segmental analysis.

Total Income Statement

Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.

Gross written premiums. Total gross written premiums increased by 0.8% in the six months of 2013 when compared to 2012 predominantly due increases from our insurance lines, mainly in the U.S. This has been partially offset by reductions across our catastrophe, casualty and specialty reinsurance business. The table below shows our gross written premiums for each segment for the six months ended June 30, 2013 and 2012, and the percentage change in gross written premiums for each segment:

Business Segment	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% increase/ decrease
	($ in millions)	($ in millions)
Reinsurance	$738.2	$774.0	(4.6)%
Insurance	722.5	674.7	7.1%

Total	$1,460.7	$1,448.7	0.8%

Reinsurance ceded. Total reinsurance ceded for the first six months of 2013 was $251.0 million, an increase of $17.7 million from the first six months of 2012 and in line with increases in gross written premiums. Ceded reinsurance premiums have increased for the insurance segment as we seek to use reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S.

Gross premiums earned. Gross premiums earned in the first six months of 2013 increased by 5.9% from the first six months of 2012, with an increase in the insurance segment exceeding the reductions in the reinsurance segment.

Losses and loss adjustment expenses. The loss ratio for the six months of 2013 of 57.1% increased by 3.0 percentage points compared to the first six months of 2012. The increase is primarily due to $64.0 million in net losses from major natural catastrophes in the second quarter of 2013 compared to $20.2 million of net losses from natural catastrophes associated with the U.S. weather events in the first quarter of 2012.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the six months ended June 30, 2013 and 2012 were as follows:

Business Segment	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Reinsurance	51.2%	48.7%
Insurance	63.1%	60.7%
Total Loss Ratio	57.1%	54.1%

We also present, in the table below, loss ratios excluding the impact from major catastrophe losses to assist in the analysis of the underlying performance of our segments. For this purpose, we have defined major 2013 catastrophe losses as losses associated with floods in Central Europe, Canada and India as well as tornadoes and hailstorms in the U.S. which occurred in the first half of 2013. There were no material losses from natural catastrophes in the second quarter of 2012. We have defined major catastrophe losses in the comparative period as losses associated with the severe weather in the U.S. in February and March 2012.

The underlying changes in loss ratios by segment are shown in the tables below for the six months ended June 30, 2013 and 2012. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Six Months Ended June 30, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	51.2%	(10.3)%	40.9%
Insurance	63.1%	(1.4)%	61.7%
Total	57.1%	(5.8)%	51.3%

For the Six Months Ended June 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	48.7%	(3.2)%	45.5%
Insurance	60.7%	(0.7)%	60.0%
Total	54.1%	(2.1)%	52.0%

Reserve releases in our reinsurance segment increased from $42.2 million in the first half of 2012 to $44.2 million in the current period. The insurance segment had a $9.4 million reserve release in the first half of 2013 compared to a $23.3 million reserve release in the first half of 2012. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to the reserve releases.

Expense ratio. The table below presents the contribution of the policy acquisition expenses and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	20.0%	15.5%	17.6%	18.8%	15.9%	17.4%
General and administrative expense ratio(1)	11.2	13.1	14.5	10.0	15.3	14.8

Gross expense ratio	31.2	28.6	32.1	28.8	31.2	32.2
Effect of reinsurance	1.6	6.7	4.5	2.0	6.2	4.1

Total net expense ratio	32.8%	35.3%	36.6%	30.8%	37.4%	36.3%

(1)	The total group general and administrative expense ratio includes corporate expenses.

General, administrative and corporate expenses increased by $6.0 million for the current half year compared to the equivalent period in 2012 which is attributable to increases in staff, premises and other costs associated mainly with growth in our insurance business.

The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 17.6% for the first half of 2013 from 17.4% in first half of 2012. The increase is due to increases in profit commission accruals and changes in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.

Net investment income. Net investment income for the first half of 2013 was $94.2 million, a decrease of 10.5% compared to the $105.2 million in the first half of 2012 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on investment grade fixed income securities.

Change in fair value of derivatives. In the six months ended June 30, 2013, we recorded a gain of $7.4 million (2012 — loss of $14.8 million) in respect of interest rate swaps due to falling interest rates and a loss of $14.5 million (2012 — $4.3 million loss) in respect of foreign exchange contracts.

Investment gains. Realized and unrealized investment gains for the six months ended June 30, 2013 were $8.6 million (2012 — $10.3 million) comprising the amounts set out in the table below:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	($ in millions)
Net realized gains/(losses):
Fixed income maturities — Available for sale	$7.6	$3.5
Fixed income maturities — Trading	5.2	4.2
Equity securities — Available for sale	7.5	(2.5)
Equity securities — Trading	0.1	—
Net unrealized gains/(losses):
Fixed income maturities — Trading	(19.9)	6.0
Equity securities — Trading(1)	8.1	—
Other-than-temporary impairment charges	—	(0.9)

Total realized and unrealized investment gains	$8.6	$10.3

(1)	Includes $4.5 million (June 30, 2012 — $Nil) of unrealized foreign exchange losses which are included in net realized and unrealized foreign exchange gains/losses in the statement of operations.

Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the six months ended June 30, 2013 was $Nil (2012 — $0.9 million). For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission.

Income before tax. In the first half of 2013, income before tax was $138.8 million (2012 — $174.9 million), comprising the amounts set out in the table below.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	($ in millions)
Underwriting income	$66.7	$96.3
Other income	1.4	2.6
Net investment income	94.2	105.2
Change in fair value of derivatives	(7.1)	(19.1)
Investment and foreign exchange gains/(losses)	(0.9)	5.3
Interest expense	(15.5)	(15.4)

Income before tax	$138.8	$174.9

Taxes. Income tax expense for the six months ended June 30, 2013 was $6.9 million. Our effective consolidated tax rate for the six months ended June 30, 2013 was 5.0%. The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2013. As discussed above, the effective tax rate for the year is subject to revision. In the six months ended June 30, 2012, income tax expense was $11.6 million.

Net income after tax. Net income after tax for the six months ended June 30, 2013 was $131.9 million, equivalent to $1.60 basic earnings per ordinary share adjusted for the $16.6 million preference share dividends and the $7.1 million difference between the capital raised upon issuance of the PIERS and the final redemption of the PIERS. Fully diluted earnings per ordinary share were $1.52 for the six months ended June 30, 2013. Net income after tax for the six months ended June 30, 2012 was $163.3 million, equivalent to a $2.10 basic earnings per ordinary share adjusted for the $14.0 million preference share dividends and fully diluted earnings per ordinary share of $2.02 for the six months ended June 30, 2012.

Other comprehensive income. Total other comprehensive income decreased by $167.9 million (2012 — gain of $14.4 million), net of taxes, for the six months ended June 30, 2013. This comprised of a $131.7 million loss in the net unrealized available for sale investment portfolio (2012 — $24.9 million unrealized gain) largely attributable to the impact of rising interest rates on our bond portfolios, $12.0 million reclassification of net realized gains to net income (2012 — $0.3 million reclassified realized loss), an amortization of loss on derivative contracts of $0.2 million (2012 — $0.1 million) and an unrealized loss in foreign currency translation of $24.4 million (2012 — $10.9 million unrealized loss).

Dividends. As announced on April 24, 2013, the dividend on our ordinary shares increased from $0.17 per ordinary share to $0.18 per ordinary share. Dividends paid on our ordinary and preference shares in the six months ended June 30, 2013 were $23.8 million and $16.6 million, respectively (2012 — $22.8 million and $14.0 million).

Underwriting Results by Operating Segments — Half Year

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2013 and 2012. The contributions of each segment to gross written premiums in the six months ended June 30, 2013 and 2012 were as follows:

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(% of total gross written premiums)
Reinsurance	50.5%	53.4%
Insurance	49.5	46.6

Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	($ in millions)
Reinsurance	$738.2	$774.0
Insurance	722.5	674.7

Total	$1,460.7	$1,448.7

Reinsurance

Gross written premiums. Gross written premiums in our reinsurance segment decreased by 4.6% compared to the six months ended June 30, 2012. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2013 and 2012, and the percentage change in gross written premiums for each such line:

Lines of Business	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$228.7	$244.8	(6.6)%
Other property reinsurance	170.5	159.5	6.9%
Casualty reinsurance	188.7	205.5	(8.2)%
Specialty reinsurance	150.3	164.2	(8.5)%

Total	$738.2	$774.0	(4.6)%

The decrease in gross written premiums arose predominantly from specialty, casualty and catastrophe reinsurance business. The increase in other property is due to strong production from our risk excess and engineering business as we benefited from positive pricing momentum in catastrophe exposed accounts. The current period benefited from $5.2 million of reinstatement premiums associated with the Central European flooding while in the comparative period, we recognized $1.4 million of reinstatement premiums associated with the U.S. storms. Casualty reinsurance gross written premiums decreased due to the commutation of certain contracts in the first half of 2013.

Losses and loss adjustment expenses. The loss ratio for the six months ended June 30, 2013 of 51.2% increased by 2.5 percentage points compared to 48.7% in the equivalent period in 2012, due primarily to the increased level of catastrophe losses in the current period. There was a $2.0 million increase in prior year reserve releases to $44.2 million in the current period from $42.2 million in the six months ended June 30, 2012. In the first half of 2013, the segment experienced $51.8 million of losses, net of $5.2 million reinstatement premiums, associated with floods in Central Europe, Canada and India as well as the hailstorms and tornadoes in the U.S., while the comparable period of 2012 experienced losses of $17.1 million due to U.S. storms.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses. Policy acquisition expenses were $111.9 million for the six months ended June 30, 2013 equivalent to 21.0% of net premiums earned (2012 — $111.1 million or 20.1% of net premiums earned). The increase in the acquisition expense ratio is due to commutations and a change in the business mix towards credit and surety and engineering business lines, which have higher average commission rates and away from catastrophe which has lower average commission rates. Our general and administrative expense ratio of 11.8% is in line with the same period of 2012.

Insurance

Gross written premiums. Gross written premiums in our insurance segment have increased by 7.1% to $722.5 million for the six months ended June 30, 2013 from $674.7 million in the equivalent period in 2012. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2013 and 2012, and the percentage change in gross written premiums for each line:

Lines of Business	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property insurance	$128.6	$134.5	(4.4)%
Casualty insurance	107.6	81.6	31.9%
Marine, energy and transportation insurance	280.6	283.3	(1.0)%
Financial and professional lines insurance	133.9	118.0	13.5%
Programs business	71.8	57.3	25.3%

Total	$722.5	$674.7	7.1%

The increase in gross written premium is mainly attributable to our casualty, financial and professional lines and program business as we continue to grow our U.S. operations. Casualty also benefitted from growth in our U.K. based business.

Losses and loss adjustment expenses. The loss ratio for the six months ended June 30, 2013 was 63.1% compared to 60.7% for the six months ended June 30, 2012. The increase in the loss ratio is mainly due to a $9.4 million prior year reserve release in the current period compared to a $23.3 million reserve release in the six months ended June 30, 2012. Losses for the six months ended June 30, 2013 also include $6.9 million of catastrophe losses related to the tornadoes and hailstorms in the U.S. in addition to a higher frequency of medium-sized fire-related losses in our property portfolio, while in the six months ended June 30, 2012, we recognized $24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia in January 2012. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses. Policy acquisition expenses of $99.9 million for the six months ended June 30, 2013 remained at 19.1% of net premiums earned; the same as in the first half of 2012. The increase of $1.0 million in our general and administrative expenses is mainly associated with increases in premises costs related to the expansion of our U.S. and U.K. insurance operations.

Cash and investments

At June 30, 2013 and December 31, 2012, total cash and investments, including accrued interest receivable, were $8.0 billion and $8.2 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2013		As at December 31, 2012
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,118.4	14.0%	$1,126.3	13.8%
U.S. agency	308.7	3.9	308.6	3.8
Municipal	33.1	0.4	39.7	0.5
Corporate	2,027.3	25.4	2,038.5	24.8
Non-U.S. government-backed corporate	87.0	1.1	101.1	1.2
Foreign government	755.7	9.5	641.0	7.8
Asset-backed	86.8	1.1	53.8	0.7
Non-agency commercial mortgage-backed	65.9	0.8	71.1	0.9
Agency mortgage-backed	1,059.7	13.3	1,177.2	14.4

Total fixed income securities — available for sale	$5,542.6	69.4%	$5,557.3	67.9%

Fixed income securities — trading
U.S. government	39.0	0.5	9.4	0.1
U.S. agency	0.2	—	0.2	—
Municipal	0.6	—	2.9	—
Corporate	365.6	4.6	414.4	5.1
Foreign government	27.5	0.3	26.3	0.3
Asset-backed	5.7	0.1	2.9	—
Bank loans	65.2	0.8	—	—

Total fixed income securities — trading	$503.8	6.2%	$456.1	5.5%

Total other investments	44.9	0.6	45.0	0.5
Total equity securities — available for sale	183.2	2.3	200.1	2.4
Total equity securities — trading	229.9	2.9	—	—
Total short-term investments — available for sale	231.7	2.9	431.5	5.3
Total short-term investments — trading	10.6	0.1	2.4	—
Total cash and cash equivalents	1,188.9	14.9	1,463.6	17.8
Total net receivable/(payable) for securities sold/(purchased)	1.2	—	0.2	—
Total accrued interest receivable	48.3	0.6	47.7	0.6

Total cash and investments	$7,985.1	100.0%	$8,203.9	100.0%

Fixed Income Maturities. At June 30, 2013, the average credit quality of our fixed income portfolio was “AA,” with 91.8% of the portfolio being rated “A” or higher. At December 31, 2012, the average credit quality of our fixed income portfolio was “AA,” with 92.0% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s the lowest rating was used.

Our fixed income portfolio duration as at June 30, 2013 was 3.4 years compared to 3.0 years as at December 31, 2012 excluding the impact of the interest rate swaps. As of June 30, 2013, we invested $24.3 million in BB high yield bonds and $65.2 million in our U.S. Dollar bank loans trading portfolio.

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class at June 30, 2013:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,059.7	$1,059.7
Non-agency commercial	39.8	26.1	65.9

Total mortgage-backed securities	$39.8	$1,085.8	$1,125.6

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity Securities. In March 2011, we initiated an investment into a high quality global equity income strategy via direct investment. In January 2013, we increased our investment in trading equities portfolio by an additional $200.0 million. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments.

For the three months ended June 30, 2013, we recognized dividend income of $3.9 million (2012 — $2.0 million). In our available for sale equity portfolio, we recognized a net realized gain of $6.9 million (2012 — net loss of $3.0 million) and an $8.5 million unrealized loss (2012 — gain of $6.0 million). In our trading equity portfolio, we recognized a net realized gain of $0.4 million (2012 — $Nil), unrealized loss of $1.7 million (2012 — $Nil) and $0.4 million (2012 — $Nil) of unrealized foreign exchange losses included within net realized and unrealized foreign exchange gains/losses in the statement of operations.

For the six months ended June 30, 2013, we recognized dividend income of $7.2 million (2012 — $3.4 million). In our available for sale equity portfolio, we recognized a net realized gain of $7.5 million (2012 — net loss of $2.5 million) and a $9.6 million unrealized gain (2012 — $9.6 million). In our trading equity portfolio, we recognized a net realized gain of $0.1 million (2012 — $Nil), unrealized gains of $3.6 million (2012 — $Nil) and $4.5 million (2012 — $Nil) of unrealized foreign exchange losses included within net realized and unrealized foreign exchange gains/losses in the statement of operations.

European Fixed Income & Equity Exposures. As at June 30, 2013, we had $995.9 million, or 14.8% of our aggregate investment portfolio, invested in European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish and Italian corporate bonds and equities.

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

Interest rate swaps. We continue to maintain our $1.0 billion interest rate swaps program to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. During the quarter our interest rate swap position was up $6.9 million which consisted of a $9.6 million mark to market gain less $2.7 million net interest payments. Our interest-rate swap position reduces the duration of the fixed-income portfolio from 3.4 years to 3.0 years and the duration of the aggregate portfolio from 2.85 years to 2.5 years.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at June 30, 2013. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s the lowest rating was used.

	As at June 30, 2013 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$6.7	$—	$—	$—	$—	$6.7	0.7%
Belgium	—	—	24.4	—	—	8.9	33.3	3.3
Finland	18.3	—	—	—	—	4.5	22.8	2.3
France	4.0	52.4	25.2	4.0	—	27.2	112.8	11.3
Germany	63.4	20.7	33.2	2.8	0.6	6.3	127.0	12.8
Italy	—	—	—	0.4	—	3.7	4.1	0.4
Netherlands	38.9	27.0	9.0	0.7	1.5	4.5	81.6	8.2
Norway	13.1	18.3	—	—	—	—	31.4	3.2
Spain	—	—	—	2.2	—	—	2.2	0.2
Sweden	3.0	20.3	—	2.4	—	18.2	43.9	4.4
Switzerland	11.0	29.2	44.1	1.5	—	40.1	125.9	12.6
United Kingdom	18.4	223.5	69.7	12.5	—	80.1	404.2	40.6

Total European Exposures	$170.1	$398.1	$205.6	$26.5	$2.1	$193.5	$995.9	100%

	As at June 30, 2013 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$—	$—	$6.7	$—	$—	$—	$—	$—	$—	$6.7	$—
Belgium	—	—	—	—	—	—	24.4	—	8.9	33.3	2.6
Finland	10.5	—	—	7.8	—	—	—	—	4.5	22.8	1.0
France	8.1	—	7.4	35.1	—	—	31.0	4.0	27.2	112.8	6.9
Germany	19.7	2.5	34.4	10.2	15.1	—	40.7	—	4.4	127.0	3.7
Italy	—	—	—	—	—	—	0.4	—	3.7	4.1	—
Netherlands	12.4	—	2.0	28.9	—	6.7	31.6	—	—	81.6	2.5
Norway	—	—	—	31.4	—	—	—		—	31.4	1.7
Spain	—	—	—	—	—	—	2.2	—	—	2.2	—
Sweden	—	—	—	8.1	3.0	13.1	1.4	—	18.3	43.9	2.9
Switzerland	7.2	—	—	—	—	19.7	55.1	3.8	40.1	125.9	13.5
United Kingdom	201.4	0.3	16.3	2.3	—	17.9	71.5	14.4	80.1	404.2	24.9

Total European Exposures	$259.3	$2.8	$66.8	$123.8	$18.1	$57.4	$258.3	$22.2	$187.2	$995.9	$59.7

Reserves for Losses and Loss Adjustment Expenses

As of June 30, 2013, we had total net loss and loss adjustment expense reserves of $4,262.6 million (December 31, 2012 — $4,280.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at June 30, 2013 and December 31, 2012, respectively:

	As at June 30, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,868.0	$(152.1)	$2,715.9
Insurance	1,866.9	(320.2)	1,546.7

Total losses and loss expense reserves	$4,734.9	$(472.3)	$4,262.6

	As at December 31, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,983.7	$(172.4)	$2,811.3
Insurance	1,796.0	(326.6)	1,469.4

Total losses and loss expense reserves	$4,779.7	$(499.0)	$4,280.7

For the six months ended June 30, 2013, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $53.6 million. An analysis of this reduction by business segment is as follows for each of the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	($ in millions)		($ in millions)
Reinsurance	$24.1	$14.1	$44.2	$42.2
Insurance	3.3	14.5	9.4	23.3

Total losses and loss expense reserves reductions	$27.4	$28.6	$53.6	$65.5

The key elements which gave rise to the net positive development during the three months ended June 30, 2013 were as follows:

Reinsurance. Net reserve releases of $24.1 million in the current quarter came from property and casualty reinsurance business lines. The largest releases in the quarter was $11.1 million from casualty and catastrophe business lines due primarily to better than expected claims development.

Insurance. Net reserve releases were $3.3 million in the quarter, a reduction of $11.2 million from $14.5 million in the second quarter of 2012. On balance the releases have come from shorter-tail lines, mainly within our programs line of business, with releases of $24.4 million in our casualty lines offset with strengthening of $24.4 million in our marine, energy and transportation lines of business.

The key elements which gave rise to the net positive development during the six months ended June 30, 2013 were as follows:

Reinsurance. Net reserve releases of $44.2 million in the period came primarily from casualty and catastrophe business lines due primarily to better than expected claims development. Casualty included $8.2 million in the second quarter of 2013 due to commutations of certain casualty contracts.

Insurance. Net reserve releases of $9.4 million in the period came primarily from better than expected development from shorter-tail lines including property, energy physical damage and aviation offsetting adverse development. The most significant movements were a strengthening of $29.9 million in marine, energy and transportation lines of business and a release of $28.8 million from our casualty lines due to better than expected claims development.

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

Capital Management

The following table shows our capital structure as at June 30, 2013 compared to December 31, 2012:

	As at June 30, 2013	As at December 31, 2012
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,679.3	$2,980.3
Preference shares (liquidation preferences net of issue costs)	555.6	508.1
Long-term debt	499.2	499.1

Total capital	$3,734.1	$3,987.5

As at June 30, 2013, total shareholders’ equity was $3,234.9 million compared to $3,488.4 million at December 31, 2012. The remainder of our total shareholders’ equity as at June 30, 2013 was funded by three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.6 million net of share issuance costs (December 31, 2012 — $508.1 million).

On May 2, 2013, we issued 11.0 million shares of 5.950% of Fixed-to-Floating Perpetual Non-Cumulative Preference Shares. Each preference shareholder will receive dividends on a non-cumulative basis only when declared by our Board initially at an annual fixed rate of 5.950% until July 1, 2023 at which time a floating rate, reset quarterly, of 3-month LIBOR plus 4.06% will commence per annum. The 5.950% Preference Shares have a liquidation preference of $25.00 per share and net proceeds were $270.4 million (comprising $275.0 million of total liquidation preference less $4.6 million of issue expenses). The 5.950% Preference Shares have no stated maturity but are callable at our option on or after the 10th anniversary of the date of issuance. On May 30, 2013, we redeemed all of our PIERS with a liquidation preference of $50.00 for an aggregate amount of $230.0 million. We also issued a total of 1,835,860 ordinary shares in connection with the redemption of the PIERS.

On April 24, 2013, we announced a 6% increase in our normal quarterly dividend to our ordinary shareholders from $0.17 per share to $0.18 per share.

On February 7, 2013, the Company’s Board of Directors replaced the existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

Under the open market repurchases, the Company acquired and cancelled 800,042 and 2,481,375 ordinary shares for the three and six months ended June 30, 2013, respectively. The total consideration paid was $29.9 million and $88.1 million and the average price was $37.38 and $35.52, respectively.

On February 26, 2013, the Company announced an ASR to repurchase an aggregate of $150.0 million of the Company’s ordinary shares under an accelerated share repurchase program. Under this arrangement, the Company initially acquired and cancelled 3,348,214 ordinary shares for the three months ended March 31, 2013. The Company cancelled the initial ordinary share repurchases of 3,348,214 on March 1, 2013, pursuant to ASC 500 Equity. In accordance with ASC 500 Equity, we have estimated that an additional 683,502 ordinary shares will be cancelled under the ASR based on the Company’s volume-weighted average price from the start of the contract, February 27, 2013, through to June 30, 2013. As at June 30, 2013, we had $293.7 million remaining under our current share repurchase authorization.

In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee which is not part of the announced plan noted above. On March 4, 2013, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.

The amount outstanding under our senior notes, less amortization of expenses, of $499.2 million (December 31, 2012 — $499.1 million) was the only material debt that we had outstanding as of June 30, 2013 and December 31, 2012.

Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At June 30, 2013, this ratio was 13.4% (December 31, 2012 — 12.5%).

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as ‘hybrids’ as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 28.2% as of June 30, 2013 (December 31, 2012 — 25.3%).

Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,234.9 million at June 30, 2013 (December 31, 2012 — $3,488.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.

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

As at June 30, 2013, Aspen Holdings held $137.3 million of cash and cash equivalents (December 31, 2012 — $192.3 million) with the significant reduction due to a total of $240.1 million of share repurchases in the six months ended June 30, 2013. The current cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considers sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.

The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For a discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of the “Notes to the Audited Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange.

Operating Subsidiaries. As of June 30, 2013, the Operating Subsidiaries held $1,103.8 million (December 31, 2012 — $1,638.0 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2013 and for the foreseeable future.

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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at June 30, 2013 and December 31, 2012:

	As at June 30, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$597.9	$598.7
Third party	1,907.0	1,933.5
Letters of credit / guarantees	1,179.2	1,189.2

Total restricted assets	$3,684.1	$3,721.4

Total as percent of cash and invested assets	46.4%	45.6%

For more information on these arrangements, see Note 18(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Six Months Ended June 30, 2013. Total net cash flow from operations was $248.2 million, an increase of $88.6 million from the comparative period last year. The increase is mainly attributable to reduced claim payments made in the first half of 2013 in respect to 2012 compared to claim payments made in the first six months of 2012 in respect to 2011. For the six months ended June 30, 2013, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.

Credit Facility. On June 12, 2013, we and certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among us, certain of our subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility will be used to finance our working capital needs and those of our subsidiaries, for letters of credit in connection with our insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of June 30, 2013, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.

The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.

Under the credit facility, we must not permit (a) consolidated tangible net worth to be less than approximately $2,428.6 million plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2013, (b) the ratio of our total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than B++ from A.M. Best. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: incur indebtedness; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. In addition, the credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements.

Letters of Credit Facility. On July 30, 2012, Aspen Bermuda and Citibank Europe PLC replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will is structured in two separate tranches; Tranche I, for $650.0 million, shall only apply in respect of credits issued on or prior to June 30, 2014. Tranche II, for $300.0 million, shall only apply in respect of credits issued on or prior to June 30, 2013. Each tranche of the Facility shall expire on the earlier of (1) the date that is one year from the end of the relevant Tranche Facility Period; or (2) the stated expiry date on the last remaining credit issued within the relevant Tranche Facility Period. As at June 30, 2013, we had $785.9 million of outstanding collateralized letters of credit under this facility compared to $839.1 million at December 31, 2012.

On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. As at June 30, 2013, we had $15.3 million of outstanding collateralized letters of credit under this facility (December 31, 2012 — $37.5 million).

Contractual Obligations and Commitments

The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of June 30, 2013:

	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.0	$11.8	$11.2	$8.0	$6.4	$9.9	$53.3
Long-Term Debt Obligations(1)	—	250.0	—	—	—	250.0	500.0
Reserves for Losses and loss adjustment expenses(2)	972.6	1,198.7	739.0	486.9	333.1	1,004.6	4,734.9

Total	$978.6	$1,460.5	$750.2	$494.9	$339.5	$1,264.5	$5,288.2

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares.
(2)	In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated (relevant in particular to longer-tail lines), thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2012 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

Further information on operating leases is given in Item 2, “Properties” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2013 included elsewhere in this report.

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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of June 30, 2013, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

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

•

increased competition on the basis of pricing, capacity, coverage terms, new capital binding authorities to brokers, or other factors and the related demand and supply dynamics as contracts come up for renewal;

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

•

changes in the total industry losses, or our share of total industry losses, resulting from past events such as the various catastrophes that occurred in the second quarter of 2013, Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010, Hurricanes Ike and Gustav in 2008 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of one or more large losses from events other than natural catastrophes or by an unexpected accumulation of attritional losses;

•	the impact of acts of terrorism, acts of war and related legislation;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	a decline in our Operating Subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	the failure of our reinsurers, policyholders, brokers or other intermediaries to honor their payment obligations;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	our reliance on the assessment and pricing of individual risks by third parties;

•	our dependence on a few brokers for a large portion of our revenues;

•	the persistence of heightened financial risks, including excess sovereign debt, the banking system and the Eurozone debt crisis;

•	our ability to successfully implement steps to further optimize the business portfolio, ensure capital efficiency and enhance investment returns;

•

changes in our ability to exercise capital management initiatives (including our share repurchase program) or to arrange banking facilities as a result of prevailing market conditions or changes in our financial position;

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

As at June 30, 2013, our fixed income portfolio had an approximate duration of 3.4 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market value $ in millions	$6,740.2	$6,629.4	$6,518.6	$6,407.8	$6,297.0
Gain/(loss) $ in millions	222.0	111.0	—	(111.0)	(222.0)
Percentage of portfolio	3.4%	1.7%	—%	(1.7)%	(3.4)%

Equity risk. We have invested in equity securities which had a fair market value of $413.1 million at June 30, 2013, equivalent to 5.2% of the total of investments, cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of June 30, 2013, approximately 80.0% of our cash, cash equivalents and investments were held in U.S. Dollars, approximately 8.0% were in British Pounds and approximately 12.0% were in other currencies. For the six months ended June 30, 2013, 17.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2013.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2013 would have impacted reported net comprehensive income by approximately $13.8 million for the six months ended June 30, 2013.

We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allows us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the six months ended June 30, 2013, the impact of foreign currency contracts on net income was a loss of $14.5 million (2012 — loss of $4.3 million).

Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2013, the average rating of fixed income securities in our investment portfolio was “AA” (December 31, 2012 — “AA”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A3” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).

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

Changes in Internal Control over Financial Reporting

The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2013. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases by the Company during the quarter ended June 30, 2013 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1, 2013 to April 30, 2013	297,540	$38.29	297,540	$312.2
May 1, 2013 to May 31, 2013	87,992	$36.79	87,992	$308.9
June 1, 2013 to June 30, 2013	414,510	$36.85	414,510	$293.7
Total	800,042	$37.38	800,042	$293.7

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None.

Item 6.	Exhibits

(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

3.1	Certificate of Designation of 5.95% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013).

4.1	Form of stock certificate evidencing the 5.95% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013).

10.1	Credit Agreement dated as of June 12, 2013 among Aspen Insurance Holdings Limited, various subsidiaries therefor, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2013).

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

31.2	Officer Certification of John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.

32.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101	The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended June 30, 2013 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2013 (Unaudited) and December 31, 2012; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

*	As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Insurance Holdings Limited specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date: August 2, 2013	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date: August 2, 2013	By:	/s/ John Worth
John Worth
Chief Financial Officer