Form 10-Q
period 2013-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2013-11-05
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-31909
  ____________________________________________________________
ASPEN INSURANCE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

  ____________________________________________________________

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Front Street Hamilton, Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(441) 295-8201
____________________________________________________________

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
As of November 1, 2013, there were 65,623,898 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2013 and December 31, 2012	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2013 and 2012	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	66
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	67
Item 1A.	Risk Factors	67
Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	68
SIGNATURES		69
CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2013 and December 31, 2012
($ in millions, except share and per share amounts)

	As at September 30, 2013	As at December 31, 2012
ASSETS
Investments:
Fixed income maturities, available for sale at fair value (amortized cost — $5,388.2 and $5,228.5)	$5,544.9	$5,557.3
Fixed income maturities, trading at fair value (amortized cost — $713.1 and $431.6)	718.6	456.1
Equity securities, available for sale at fair value (cost — $128.7 and $174.0)	163.2	200.1
Equity securities, trading at fair value (cost — $260.4 and $Nil)	278.3	—
Short-term investments, available for sale at fair value (amortized cost — $150.3 and $431.5)	148.3	431.5
Short-term investments, trading at fair value (amortized cost — $0.2 and $2.4)	0.2	2.4
Other investments, equity method	46.1	45.0
Total investments	6,899.6	6,692.4
Cash and cash equivalents	1,198.3	1,463.6
Reinsurance recoverables
Unpaid losses	442.2	499.0
Ceded unearned premiums	179.6	122.6
Receivables
Underwriting premiums	1,089.1	1,057.5
Other	76.3	68.5
Funds withheld	47.7	84.3
Deferred policy acquisition costs	262.1	223.0
Derivatives at fair value	5.6	2.0
Receivable for securities sold	5.9	0.2
Office properties and equipment	60.5	57.9
Tax recoverable	3.1	2.4
Other assets	13.1	18.2
Intangible assets	18.6	19.0
Total assets	$10,301.7	$10,310.6
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2013 and December 31, 2012
($ in millions, except share and per share amounts)

	As at September 30, 2013	As at December 31, 2012
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,715.6	$4,779.7
Unearned premiums	1,334.6	1,120.8
Total insurance reserves	6,050.2	5,900.5
Payables
Reinsurance premiums	178.4	154.1
Deferred taxation	17.7	11.8
Accrued expenses and other payables	282.8	249.3
Liabilities under derivative contracts	2.3	7.4
Total payables	481.2	422.6
Long-term debt	499.2	499.1
Total liabilities	$7,030.6	$6,822.2
Commitments and contingent liabilities (see Note 15)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
65,700,665 shares of par value 0.15144558¢ each (December 31, 2012 — 70,753,723)	$0.1	0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2012 — Nil)	—	—
5.625% shares of par value 0.15144558¢ each (December 31, 2012 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2012 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2012 — 6,400,000)	—	—
Non-controlling interest	(0.1)	0.2
Additional paid-in capital	1,297.6	1,516.7
Retained earnings	1,714.4	1,544.0
Accumulated other comprehensive income, net of taxes	259.1	427.4
Total shareholders’ equity	3,271.1	3,488.4
Total liabilities and shareholders’ equity	$10,301.7	$10,310.6
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Net earned premium	$544.3	$516.2	$1,599.2	$1,525.0
Net investment income	45.0	48.6	139.2	153.8
Realized and unrealized investment gains	23.6	13.2	54.3	29.3
Other income	1.6	4.8	3.6	9.0
Total revenues	614.5	582.8	1,796.3	1,717.1
Expenses
Losses and loss adjustment expenses	290.2	255.0	892.3	801.1
Amortization of deferred policy acquisition costs	110.5	103.1	322.3	301.2
General, administrative and corporate expenses	98.9	90.7	273.2	259.0
Interest on long-term debt	7.7	7.8	23.2	23.2
Change in fair value of derivatives	(6.6)	4.9	0.5	24.0
Realized and unrealized investment losses	5.9	2.4	28.0	8.2
Net realized and unrealized foreign exchange losses/(gains)	(2.4)	(4.5)	7.1	0.5
Other expenses	—	0.3	0.6	1.9
Total expenses	504.2	459.7	1,547.2	1,419.1
Income from operations before income tax	110.3	123.1	249.1	298.0
Income tax expense	(2.9)	(8.0)	(9.8)	(19.6)
Net income	$107.4	$115.1	$239.3	$278.4
Add: Loss attributable to non-controlling interest	0.3	—	0.3	0.3
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$107.7	$115.1	$239.6	$278.7
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	$(8.3)	$5.0	$(20.7)	$5.2
Change in net unrealized gains on available for sale securities held	4.8	27.2	(138.6)	52.0
Amortization of loss on derivative contract	—	0.2	0.2	0.3
Change in foreign currency translation adjustment	3.4	(4.9)	(21.0)	(15.8)
Other comprehensive income, gross of tax	(0.1)	27.5	(180.1)	41.7
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	0.1	—	0.5	—
Change in net unrealized gains on available for sale securities held	(0.4)	(1.1)	11.3	(0.9)
Total tax on other comprehensive income	(0.3)	(1.1)	11.8	(0.9)
Other comprehensive income, net of tax	(0.4)	26.4	(168.3)	40.8
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$107.3	$141.5	$71.3	$319.5
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	66,716,202	71,129,102	67,302,857	71,125,664
Diluted	68,561,515	73,397,796	69,959,474	73,703,038
Basic earnings per ordinary share adjusted for preference share dividends	$1.47	$1.50	$3.06	$3.60
Diluted earnings per ordinary share adjusted for preference share dividends	$1.43	$1.45	$2.95	$3.47
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2013	2012
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	0.2	0.3
Net (loss) attributable to non-controlling interest for the period	(0.3)	(0.3)
Dividends due to non-controlling interest	—	(0.1)
End of the period	(0.1)	(0.1)
Additional paid-in capital
Beginning of the period	1,516.7	1,385.0
New ordinary shares issued	16.7	21.5
Ordinary shares repurchased and cancelled	(294.9)	(51.9)
Preference shares issued	270.4	154.5
PIERS redeemed and cancelled	(230.0)	—
PIERS redemption (1)	7.1	—
Share-based compensation	11.6	12.8
End of the period	1,297.6	1,521.9
Retained earnings
Beginning of the period	1,544.0	1,341.6
Net income for the period	239.3	278.4
Dividends on ordinary shares	(36.0)	(35.1)
Dividends on preference shares	(26.1)	(22.6)
PIERS redemption (1)	(7.1)	—
Net loss attributable to non-controlling interest for the period	0.3	0.3
End of the period	1,714.4	1,562.6
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	112.7	124.2
Change for the period, net of income tax	(21.0)	(15.8)
End of the period	91.7	108.4
Loss on derivatives, net of taxes:
Beginning of the period	(0.5)	(0.7)
Reclassification to interest payable	0.2	0.3
End of the period	(0.3)	(0.4)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	315.2	305.4
Change for the period, net of taxes	(147.5)	56.3
End of the period	167.7	361.7
Total accumulated other comprehensive income, net of taxes	259.1	469.7

Total shareholders’ equity	$3,271.1	$3,554.2

(1)
The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the Perpetual Preferred Income Equity Replacement Securities (“PIERS”), net of the original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$239.3	$278.4
Proportion due to non-controlling interest	0.3	0.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27.3	31.1
Share-based compensation	11.6	12.8
Realized and unrealized investment (gains)	(54.3)	(29.3)
Realized and unrealized investment losses	28.0	8.2
Net realized and unrealized investment foreign exchange losses	11.5	1.6
Loss on derivative contracts	0.2	0.3
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(46.3)	69.5
Unearned premiums	212.5	261.1
Reinsurance recoverables:
Unpaid losses	54.8	(32.8)
Ceded unearned premiums	(57.6)	(62.7)
Other receivables	7.2	(3.4)
Deferred policy acquisition costs	(39.1)	(46.7)
Reinsurance premiums payable	26.3	(85.1)
Funds withheld	36.6	11.2
Premiums receivable	(39.3)	(105.2)
Deferred taxes	7.8	(2.9)
Income tax payable	(4.1)	14.5
Accrued expenses and other payable	33.2	30.2
Fair value of derivatives and settlement of liabilities under derivatives	(8.4)	(2.2)
Long-term debt	0.1	0.1
Intangible assets	(0.1)	—
Other assets	(14.5)	(3.9)
Net cash generated by operating activities	$433.0	$345.1
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows (used in) investing activities:
(Purchases) of fixed income maturities — Available for sale	$(1,748.6)	$(1,057.1)
(Purchases) of fixed income maturities — Trading	(555.5)	(187.7)
Proceeds from sales and maturities of fixed income maturities — Available for sale	1,564.4	989.7
Proceeds from sales and maturities of fixed income maturities — Trading	276.3	164.5
(Purchases) of equity securities — Available for sale	(2.5)	(41.5)
(Purchases) of equity securities — Trading	(275.4)	—
Proceeds from sales of equity securities — Available for sale	61.8	35.9
Proceeds from sales of equity securities — Trading	15.1	—
Net (purchases)/sales of short-term investments	275.7	(190.4)
Net change in (payable)/receivable for securities sold	5.6	19.3
Purchase of equipment	(10.1)	(19.9)
Net cash (used in) investing activities	(393.2)	(287.2)

Cash flows (used in)/from financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	16.7	21.5
Proceeds from the issuance of preference shares, net of issuance costs	270.4	154.5
PIERS repurchased and cancelled	(230.0)	—
Ordinary shares repurchased	(294.9)	(51.9)
Dividends paid on ordinary shares	(36.0)	(35.1)
Dividends paid on preference shares	(26.1)	(22.6)
Net cash (used in)/from financing activities	(299.9)	66.4

Effect of exchange rate movements on cash and cash equivalents	(5.2)	10.8

Increase/(decrease) in cash and cash equivalents	(265.3)	135.1
Cash and cash equivalents at beginning of period	1,463.6	1,239.1
Cash and cash equivalents at end of period	$1,198.3	$1,374.2

Supplemental disclosure of cash flow information:
Net cash paid during the period for income tax	$7.3	$6.4
Cash paid during the period for interest	$22.5	$22.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). We have also established Aspen Capital Management, Ltd and other related entities (“ACM”) which will be used to leverage our existing franchise and underwriting expertise to offer investors access to diversified products. References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ended December 31, 2013. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2012 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (File No. 001-31909).
Assumptions and estimates made by management have a significant effect on the amounts reported within the unaudited condensed consolidated financial statements. The most significant of these relate to losses and loss adjustment expenses, the value of investments, reinsurance recoverables and the fair value of derivatives. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could be significantly different from those expected when the assumptions or estimates were made.
New Accounting Policies Adopted in 2013
In 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” The ASU 2011-11 retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (“IFRS”) by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 addresses concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. Like ASU 2011-11, ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013, and interim periods therein. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The Company adopted ASU 2011-11 and ASU 2013-01 in the first quarter of 2013 and they do not have a material impact on the unaudited condensed consolidated financial statements.

In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. ASU 2013-02 was applied prospectively and was effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The Company adopted ASU 2013-02 in the first quarter of 2013 and this information is presented in Note 3 of the accompanying notes to the unaudited condensed consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” which provides guidance on the risks permitted to be hedged in a fair value or cash flow hedges, specifically, the risk of changes in a hedged item’s fair value or hedged transaction’s cash flows due to the changes in the designated benchmark interest rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company has adopted ASU 2013-10 in the third quarter of 2013 and it does not have a material impact on the unaudited condensed consolidated financial statements.

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
In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity” to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company does not expect ASU 2013-05 to have a material impact on its unaudited condensed consolidated financial statements unless it should choose to sell its investments in a foreign entity or cease to hold a controlling financial interest.
 In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013 or interim periods within those years. The Company does not expect ASU 2013-11 to have a material impact on the unaudited condensed consolidated financial statements as its presentation of unrecognized tax benefits is already as required by ASU 2013-11.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following table sets out the components of the Company’s AOCI that are reclassified into the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2013:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$8.6	$21.2	Realized and unrealized investment gains
Realized (loss) on sale of securities	(0.3)	(0.5)	Realized and unrealized investment losses
	8.3	20.7	Income from operations before tax
Tax on realized gains and (losses) of securities	(0.1)	(0.5)	Income tax expense
	$8.2	$20.2	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$4.8	$0.5	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	(1.1)	(0.1)	Income tax expense
	$3.7	$0.4	Net income
Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$—	$(0.2)	Interest expense
	$—	$(0.2)	Net income
Total reclassifications from AOCI to the statement of operations, net of tax	$11.9	$20.4	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	($ in millions, except share and per share amounts)
Net income	$107.4	$115.1	$239.3	$278.4
PIERS redemption(1)	—	—	(7.1)	—
Preference share dividends	(9.5)	(8.6)	(26.1)	(22.6)
Basic and diluted net income available to ordinary shareholders	97.9	106.5	206.1	255.8
Ordinary shares:
Basic weighted average ordinary shares	66,716,202	71,129,102	67,302,857	71,125,664
Weighted average effect of dilutive securities(2)	1,845,313	2,268,694	2,656,617	2,577,374
Total diluted weighted average ordinary shares	68,561,515	73,397,796	69,959,474	73,703,038
Earnings per ordinary share:
Basic	$1.47	$1.50	$3.06	$3.60
Diluted	$1.43	$1.45	$2.95	$3.47

(1)
The $7.1 million deduction to net income is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the PIERS, net of the original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million.

(2)
Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program, employee share purchase plans and restricted stock units as described in Note 13, in addition to the PIERS.

Dividends. On October 30, 2013, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.18	November 27, 2013	November 13, 2013
7.401% preference shares	$0.462563	January 1, 2014	December 15, 2013
7.250% preference shares	$0.4531	January 1, 2014	December 15, 2013
5.950% preference shares	$0.3719	January 1, 2014	December 15, 2013

5.	Segment Reporting
The Company has two reporting business segments: Insurance and Reinsurance. In arriving at these reporting segments, the Company has considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of the Company’s operating segments and quantitative thresholds to determine the Company’s reportable segments. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative and engineering), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance Segment. The insurance segment consists of property insurance, casualty insurance, marine insurance, energy and transportation insurance, financial and professional lines insurance and programs business. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segment — Insurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s segment operations. The Company does not allocate its assets by segment as it evaluates underwriting results of each segment separately from the results of the Company’s investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$219.5	$362.1	$581.6
Net written premiums	218.4	323.6	542.0
Gross earned premiums	268.6	356.5	625.1
Net earned premiums	255.7	288.6	544.3
Underwriting Expenses
Losses and loss adjustment expenses	122.2	168.0	290.2
Amortization of deferred policy acquisition costs	49.1	61.4	110.5
General and administrative expenses	34.6	49.5	84.1
Underwriting income	49.8	9.7	59.5
Corporate expenses			(14.8)
Net investment income			45.0
Realized and unrealized investment gains			23.6
Realized and unrealized investment (losses)			(5.9)
Change in fair value of derivatives			6.6
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange gains			2.4
Other income			1.6
Income before tax			$110.3

Net reserves for loss and loss adjustment expenses	$2,718.0	$1,555.4	$4,273.4
Ratios
Loss ratio	47.8%	58.2%	53.3%
Policy acquisition expense ratio	19.2	21.3	20.3
General and administrative expense ratio	13.5	17.2	18.2	(1)
Expense ratio	32.7	38.5	38.5
Combined ratio	80.5%	96.7%	91.8%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended September 30, 2012
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$259.5	$298.9	$558.4
Net written premiums	256.9	250.2	507.1
Gross earned premiums	299.8	302.0	601.8
Net earned premiums	279.6	236.6	516.2
Underwriting Expenses
Losses and loss adjustment expenses	117.1	137.9	255.0
Amortization of deferred policy acquisition costs	55.7	47.4	103.1
General and administrative expenses	33.6	42.8	76.4
Underwriting income	73.2	8.5	81.7
Corporate expenses			(14.3)
Net investment income			48.6
Realized and unrealized investment gains			13.2
Realized and unrealized investment (losses)			(2.4)
Change in fair value of derivatives			(4.9)
Interest expense on long term debt			(7.8)
Net realized and unrealized foreign exchange gains			4.5
Other income			4.8
Other (expenses)			(0.3)
Income before tax			$123.1

Net reserves for loss and loss adjustment expenses	$2,755.1	$1,422.9	$4,178.0
Ratios
Loss ratio	41.9%	58.3%	49.4%
Policy acquisition expense ratio	19.9	20.0	20.0
General and administrative expense ratio	12.0	18.1	17.6	(1)
Expense ratio	31.9	38.1	37.6
Combined ratio	73.8%	96.4%	87.0%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$957.7	$1,084.6	$2,042.3
Net written premiums	907.5	844.2	1,751.7
Gross earned premiums	828.9	1,000.7	1,829.6
Net earned premiums	788.2	811.0	1,599.2
Underwriting Expenses
Losses and loss adjustment expenses	394.9	497.4	892.3
Amortization of deferred policy acquisition costs	161.0	161.3	322.3
General and administrative expenses	97.2	134.0	231.2
Underwriting income	135.1	18.3	153.4
Corporate expenses			(42.0)
Net investment income			139.2
Realized and unrealized investment gains			54.3
Realized and unrealized investment (losses)			(28.0)
Change in fair value of derivatives			(0.5)
Interest expense on long term debt			(23.2)
Net realized and unrealized foreign exchange (losses)			(7.1)
Other income			3.6
Other (expenses)			(0.6)
Income before tax			$249.1

Net reserves for loss and loss adjustment expenses	$2,718.0	$1,555.4	$4,273.4
Ratios
Loss ratio	50.1%	61.3%	55.8%
Policy acquisition expense ratio	20.4	19.9	20.2
General and administrative expense ratio	12.3	16.5	17.1	(1)
Expense ratio	32.7	36.4	37.3
Combined ratio	82.8%	97.7%	93.1%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Nine Months Ended September 30, 2012
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,033.5	$973.6	$2,007.1
Net written premiums	963.2	759.3	1,722.5
Gross earned premiums	890.8	848.8	1,739.6
Net earned premiums	832.6	692.4	1,525.0
Underwriting Expenses
Losses and loss adjustment expenses	386.4	414.7	801.1
Amortization of deferred policy acquisition costs	166.8	134.4	301.2
General and administrative expenses	92.6	126.3	218.9
Underwriting income	186.8	17.0	203.8
Corporate expenses			(40.1)
Net investment income			153.8
Realized and unrealized investment gains			29.3
Realized and unrealized investment (losses)			(8.2)
Change in fair value of derivatives			(24.0)
Interest expense on long term debt			(23.2)
Net realized and unrealized foreign exchange (losses)			(0.5)
Other income			9.0
Other (expenses)			(1.9)
Income before tax			$298.0

Net reserves for loss and loss adjustment expenses	$2,755.1	$1,422.9	$4,178.0
Ratios
Loss ratio	46.4%	59.9%	52.5%
Policy acquisition expense ratio	20.0	19.4	19.8
General and administrative expense ratio	11.1	18.2	17.0	(1)
Expense ratio	31.1	37.6	36.8
Combined ratio	77.5%	97.5%	89.3%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in millions)		($ in millions)
Fixed income maturities — Available for sale	$38.2	$43.7	$117.2	$136.9
Fixed income maturities — Trading	5.3	4.0	13.4	12.2
Short-term investments — Available for sale	0.3	0.5	1.9	1.8
Fixed term deposits (included in cash and cash equivalents)	0.7	1.4	3.4	4.7
Equity securities — Available for sale	1.2	1.9	4.7	5.1
Equity securities — Trading	1.8	—	5.5	—
Total	$47.5	$51.5	$146.1	$160.7
Investment expenses	(2.5)	(2.9)	(6.9)	(6.9)
Net investment income	$45.0	$48.6	$139.2	$153.8

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in millions)		($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$6.9	$1.5	$15.7	$5.3
Fixed income maturities — gross realized (losses)	(5.6)	(0.1)	(6.8)	(0.4)
Equity securities — gross realized gains	6.3	1.0	13.8	2.9
Equity securities — gross realized (losses)	—	(0.1)	—	(4.5)
Trading:
Fixed income maturities — gross realized gains	0.8	2.3	6.6	6.7
Fixed income maturities — gross realized (losses)	(1.3)	(0.1)	(1.9)	(0.3)
Equity securities — gross realized gains	0.4	—	0.8	—
Equity securities — gross realized (losses)	—	—	(0.3)	—
Net change in gross unrealized gains/(losses)	9.0	6.7	(2.7)	12.7
Impairments:
Total other-than-temporary impairments	—	(2.1)	—	(3.0)
Gross realized and unrealized gains in Cartesian Iris	1.2	1.7	1.1	1.7
Total net realized and unrealized investment gains recorded in the statement of operations	$17.7	$10.8	$26.3	$21.1

Change in available for sale net unrealized gains/(losses):
Fixed income maturities	(3.3)	25.5	(168.7)	40.9
Short-term investments	—	0.2	—	0.2
Equity securities	(0.2)	6.5	9.4	16.1
Total change in pre-tax available for sale unrealized gains/(losses)	(3.5)	32.2	(159.3)	57.2
Change in taxes	(0.3)	(1.1)	11.8	(0.9)
Total change in net unrealized gains/(losses), net of taxes recorded in other comprehensive income	$(3.8)	$31.1	$(147.5)	$56.3

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2 (c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission. The total OTTI charge for the three and nine months ended September 30, 2013 was $Nil (2012 — $2.1 million) and $Nil (2012 — $3.0 million), respectively.

Balance Sheet
Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities as at September 30, 2013 and December 31, 2012:

	As at September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$995.3	$28.4	$(2.6)	$1,021.1
U.S. agency	269.2	13.0	(0.7)	281.5
Municipal	29.1	1.1	(0.3)	29.9
Corporate	1,942.6	92.2	(16.7)	2,018.1
Non-U.S. government-backed corporate	77.5	1.4	—	78.9
Foreign government	815.5	9.9	(3.2)	822.2
Asset-backed	113.7	3.1	(0.3)	116.5
Non-agency commercial mortgage-backed	58.1	6.3	—	64.4
Agency mortgage-backed	1,087.2	35.1	(10.0)	1,112.3
Total fixed income maturities — Available for sale	5,388.2	190.5	(33.8)	5,544.9
Total short-term investments — Available for sale	150.3	—	(2.0)	148.3
Total equity securities — Available for sale	128.7	35.3	(0.8)	163.2
Total	$5,667.2	$225.8	$(36.6)	$5,856.4

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. government-backed corporate	98.0	3.1	—	101.1
Foreign government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency commercial mortgage-backed	61.7	9.4	—	71.1
Agency mortgage-backed	1,116.1	61.2	(0.1)	1,177.2
Total fixed income maturities — Available for sale	5,228.5	330.0	(1.2)	5,557.3
Total short-term investments — Available for sale	431.5	—	—	431.5
Total equity securities — Available for sale	174.0	28.2	(2.1)	200.1
Total	$5,834.0	$358.2	$(3.3)	$6,188.9
Unrealized foreign exchange gains and losses included in the tables above are included within change in foreign currency translation adjustment within the statement of operations and other comprehensive income.

Fixed Income Maturities, Short Term Investments and Equities — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities, short-term investments and equity securities as at September 30, 2013 and December 31, 2012:

	As at September 30, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$32.0	$—	$(0.9)	$31.1
U.S. agency	0.2	—	—	0.2
Municipal	0.6	—	—	0.6
Corporate	464.9	12.1	(6.0)	471.0
Foreign government	135.9	1.3	(0.9)	136.3
Asset-backed	6.6	—	—	6.6
Bank loans	72.9	0.1	(0.2)	72.8
Total fixed income maturities — Trading	713.1	13.5	(8.0)	718.6
Total short-term investments — Trading	0.2	—	—	0.2
Total equity securities — Trading	260.4	20.5	(2.6)	278.3
Total	$973.7	$34.0	$(10.6)	$997.1

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$9.3	$0.2	$(0.1)	$9.4
U.S. agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9
Total fixed income maturities — Trading	431.6	24.9	(0.4)	456.1
Total short-term investments — Trading	2.4	—	—	2.4
Total	$434.0	$24.9	$(0.4)	$458.5

The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/(losses) within the statement of operations and other comprehensive income.
As of September 30, 2013, the Company had invested $25.7 million in BB high yield bonds classified within corporate securities and $72.8 million in its U.S. Dollar bank loans trading portfolio. In August 2013, the Company invested in a $200.0 million BBB rated Emerging Market Debt portfolio (“EMD”), which is reported above in corporate and foreign government securities.
Other Investments. The Company has invested in Cartesian Iris Offshore Fund L.P. (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer. The Company has accounted for its investment in Cartesian in accordance with the equity method of accounting. The Company is not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to returns on its investment, the Company provides services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. On June 29,

2013, the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. This will take effect on January 1, 2014.
In the three and nine months ended September 30, 2013, the change in the value of the Company’s investment in Cartesian was an increase of $1.2 million (September 30, 2012 — increase of $1.7 million) and an increase of $1.1 million (September 30, 2012 — gain of $1.7 million), respectively. Changes in the value are recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. For more information regarding the Company’s investment in Cartesian, refer to Note 6 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2012 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.
On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810-10, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value approximates fair value.
The table below shows the Company’s investments in Cartesian and Chaspark for the nine months ended September 30, 2013 and twelve months ended December 31, 2012:

	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2013	$36.3	$8.7	$45.0
Unrealized gain for the nine months to September 30, 2013	1.1	—	1.1
Closing value of investment as at September 30, 2013	$37.4	$8.7	$46.1

Opening undistributed value of investment as at January 1, 2012	$33.1	$—	$33.1
Investment in Chaspark Maritime Holdings Ltd.	—	8.7	8.7
Unrealized gain for the twelve months to December 31, 2012	3.2	—	3.2
Closing value of investment as at December 31, 2012	$36.3	$8.7	$45.0
Fixed Maturities. The scheduled maturity distribution of available for sale fixed income maturity securities as at September 30, 2013 and December 31, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2013
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$649.6	$652.5	AA
Due after one year through five years	2,385.8	2,461.2	AA
Due after five years through ten years	992.5	1,033.5	A+
Due after ten years	101.3	104.5	AA-
Subtotal	4,129.2	4,251.7
Non-agency commercial mortgage-backed	58.1	64.4	AA+
Agency mortgage-backed	1,087.2	1,112.3	AA+
Other asset-backed	113.7	116.5	AAA
Total fixed income maturities — Available for sale	$5,388.2	$5,544.9

	As at December 31, 2012
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$554.6	$561.0	AA
Due after one year through five years	2,270.0	2,378.8	AA
Due after five years through ten years	1,077.8	1,199.3	AA-
Due after ten years	99.1	116.1	AA+
Subtotal	4,001.5	4,255.2
Non-agency commercial mortgage-backed	61.7	71.1	AA+
Agency mortgage-backed	1,116.1	1,177.2	AA+
Other asset-backed	49.2	53.8	AAA
Total fixed income maturities — Available for sale	$5,228.5	$5,557.3
Guaranteed Investments. As at September 30, 2013, the Company held $2.3 million (December 31, 2012 — $1.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated BBB- or higher (December 31, 2012 — two municipal securities, both rated BBB or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at September 30, 2013 and December 31, 2012, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	September 30, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$193.3	$(2.6)	$—	$—	$193.3	$(2.6)	38
U.S. agency	67.1	(0.7)	—	—	67.1	(0.7)	14
Municipal	2.5	(0.1)	1.3	(0.2)	3.8	(0.3)	3
Corporate	611.6	(15.9)	7.5	(0.8)	619.1	(16.7)	331
Non-U.S. government-backed corporate	6.9	—	4.8	—	11.7	—	3
Foreign government	234.5	(3.1)	4.0	(0.1)	238.5	(3.2)	40
Asset-backed	43.8	(0.3)	—	—	43.8	(0.3)	39
Non-agency commercial mortgage-backed	—	—	—	—	—	—	—
Agency mortgage-backed	384.2	(10.0)	—	—	384.2	(10.0)	85
Total fixed income maturities — Available for sale	1,543.9	(32.7)	17.6	(1.1)	1,561.5	(33.8)	553
Total short-term investments — Available for sale	99.0	(2.0)	—	—	99.0	(2.0)	1
Total equity securities — Available for sale	8.5	(0.5)	3.8	(0.3)	12.3	(0.8)	7
Total	$1,651.4	$(35.2)	$21.4	$(1.4)	$1,672.8	$(36.6)	561

	December 31, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$72.7	$(0.3)	$—	$—	$72.7	$(0.3)	9
Municipal	1.4	(0.1)	—	—	1.4	(0.1)	1
Corporate	170.8	(0.6)	—	—	170.8	(0.6)	63
Non-U.S. government-backed corporate	10.1	—	2.0	—	12.1	—	3
Foreign government	87.7	(0.1)	4.0	—	91.7	(0.1)	20
Asset-backed	0.7	—	—	—	0.7	—	1
Agency mortgage-backed	26.7	(0.1)	—	—	26.7	(0.1)	14
Total fixed income maturities — Available for sale	370.1	(1.2)	6.0	—	376.1	(1.2)	111
Total short-term investments — Available for sale	9.4	—	—	—	9.4	—	4
Total equity securities — Available for sale	28.6	(1.9)	2.2	(0.2)	30.8	(2.1)	18
Total	$408.1	$(3.1)	$8.2	$(0.2)	$416.3	$(3.3)	133

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in millions)		($ in millions)
(Purchases) of fixed income maturities — Available for sale	$(566.8)	$(351.8)	$(1,748.6)	$(1,057.1)
(Purchases) of fixed income maturities — Trading	(283.2)	(73.0)	(555.5)	(187.7)
(Purchases) of equity securities — Available for sale	—	(12.0)	(2.5)	(41.5)
(Purchases) of equity securities — Trading	(38.6)	—	(275.4)	—
Proceeds from sales and maturities of fixed income maturities — Available for sale	578.6	240.4	1,564.4	989.7
Proceeds from sales and maturities of fixed income maturities — Trading	67.8	49.8	276.3	164.5
Proceeds from sales of equity securities — Available for sale	29.7	10.1	61.8	35.9
Proceeds from sales of equity securities — Trading	5.0	—	15.1	—
Net change in (payable)/receivable for securities (purchased) /sold	6.6	(22.8)	5.6	19.3
Net (purchases)/sales of short-term investments	95.5	13.2	275.7	(190.4)
Net (purchases)/sales for the period	$(105.4)	$(146.1)	$(383.1)	$(267.3)

7.	Fair Value Measurements
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at September 30, 2013 and December 31, 2012 respectively:

	As at September 30, 2013
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,021.1	$—	$1,021.1
U.S. agency	—	281.5	281.5
Municipal	—	29.9	29.9
Corporate	—	2,018.1	2,018.1
Non-U.S. government-backed corporate	—	78.9	78.9
Foreign government	612.6	209.6	822.2
Asset-backed	—	116.5	116.5
Non-agency commercial mortgage-backed	—	64.4	64.4
Agency mortgage-backed	—	1,112.3	1,112.3
Total fixed income maturities available for sale, at fair value	1,633.7	3,911.2	5,544.9
Short-term investments available for sale, at fair value	118.0	30.3	148.3
Equity investments available for sale, at fair value	163.2	—	163.2
Held for trading financial assets, at fair value
U.S. government	$31.1	$—	$31.1
U.S. agency	—	0.2	0.2
Municipal	—	0.6	0.6
Corporate	—	471.0	471.0
Foreign government	42.9	93.4	136.3
Asset-backed	—	6.6	6.6
Bank loans	—	72.8	72.8
Total fixed income maturities trading, at fair value	74.0	644.6	718.6
Short-term investments trading, at fair value	—	0.2	0.2
Equity investments trading, at fair value	278.3	—	278.3
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	5.6	5.6
Liabilities under derivative contracts — foreign exchange contracts	—	(0.9)	(0.9)
Liabilities under derivative contracts — interest rate swaps	—	(1.4)	(1.4)
Total	$2,267.2	$4,589.6	$6,856.8
There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2013 and no assets or liabilities were classified as Level 3.

	As at December 31, 2012
	Level 1	Level 2	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,126.3	$—	1,126.3
U.S. agency	—	308.6	308.6
Municipal	—	39.7	39.7
Corporate	—	2,038.5	2,038.5
Non-U.S. government-backed corporate	—	101.1	101.1
Foreign government	487.2	153.8	641.0
Asset-backed	—	53.8	53.8
Non-agency commercial mortgage-backed	—	71.1	71.1
Agency mortgage-backed	—	1,177.2	1,177.2
Total fixed income maturities available for sale, at fair value	1,613.5	3,943.8	5,557.3
Short-term investments available for sale, at fair value	426.2	5.3	431.5
Equity investments available for sale, at fair value	200.1	—	200.1
Held for trading financial assets, at fair value
U.S. government	$9.4	$—	$9.4
U.S. agency	—	0.2	0.2
Municipal	—	2.9	2.9
Corporate	—	414.4	414.4
Foreign government	4.2	22.1	26.3
Asset-backed	—	2.9	2.9
Total fixed income maturities trading, at fair value	13.6	442.5	456.1
Short-term investments trading, at fair value	2.4	—	2.4
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	2.0	2.0
Liabilities under derivative contracts — foreign exchange contracts	—	(6.1)	(6.1)
Liabilities under derivative contracts — interest rate swaps	—	(1.3)	(1.3)
Total	$2,255.8	$4,386.2	$6,642.0
There were no transfers between Level 1 and Level 2 during the twelve months ended December 31, 2012 and no assets or liabilities were classified as Level 3 as at December 31, 2012.
Valuation of Fixed Maturities. The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. At September 30, 2013 and December 31, 2012, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
At September 30, 2013, the Company obtained an average of 2.6 quotes per fixed income investment, compared to 2.9 quotes at December 31, 2012. Pricing sources used in pricing fixed income investments at September 30, 2013 and December 31, 2012 were as follows:

	As at September 30, 2013	As at December 31, 2012
Index providers	87%	89%
Pricing services	10	9
Broker-dealers	3	2
Total	100%	100%
Fixed Income Maturities. A summary of securities priced using pricing information from index providers at September 30, 2013 and December 31, 2012 is provided below:

	As at September 30, 2013		As at December 31, 2012
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,013.9	96%	$1,034.5	91%
U.S. agency	267.7	95%	291.9	95%
Municipal	13.3	43%	20.5	48%
Corporate	2,358.3	95%	2,339.8	95%
Non-U.S. government-backed corporate	66.4	84%	84.5	84%
Foreign government	685.5	72%	516.9	77%
Asset-backed	117.8	96%	44.6	79%
Non-agency commercial mortgage-backed	62.7	97%	70.4	99%
Agency mortgage-backed	836.5	75%	957.8	81%
Total fixed income maturities	$5,422.1	87%	$5,360.9	89%

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
Bank Loans. These are variable rate, senior secured debt instruments issued by non-investment grade companies that are not publicly registered but are the most senior debt in a capital structure and are generally secured by company assets. Although these assets do not trade in as liquid a market as traditional fixed income instruments, they are valued in similar fashion to other fixed maturities, using similar inputs such as yield curves, interest rates and credit spreads. These securities are primarily priced by a third party pricing vendor, who is considered the leader in this asset class. Bank loans are therefore classified within Level 2.
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

At September 30, 2013, the Company obtained an average of 4.9 quotes per equity investment, compared to 4.9 quotes as at December 31, 2012. Pricing sources used in pricing equities at September 30, 2013 and December 31, 2012 were all provided by index providers.
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
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and to increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.
The largest concentrations of reinsurance recoverables as at September 30, 2013 were with Lloyd’s syndicates and with Munich Re. Balances with Lloyd’s and Munich Re represented 28.1% and 9.4%, respectively, of reinsurance recoverables (December 31, 2012 — Lloyd’s 20.2% and Munich Re 10.5%).

9.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2013 and December 31, 2012:

		As at September 30, 2013			As at December 31, 2012
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$1,000.0	$(1.4)	(1)	$1,000.0	$(1.3)	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$275.9	$5.6		$335.4	$2.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$38.6	$(0.9)		$88.6	$(6.1)

(1)	Net of $34.1 million of cash collateral provided to counterparties as security for the Company’s net liability position (December 31, 2012 — $52.0 million).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three and nine months ended September 30, 2013 and 2012 respectively:

		Amount of Income/(Loss) Recognized in the Statement of Operations
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	September 30, 2013	September 30, 2012
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$10.8	$3.2
Interest Rate Swaps	Change in Fair Value of Derivatives	$(4.2)	$(8.1)

		Amount of Income/(Loss) Recognized in the Statement of Operations
		Nine Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	September 30, 2013	September 30, 2012
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(3.7)	$(1.1)
Interest Rate Swaps	Change in Fair Value of Derivatives	$3.2	$(22.9)
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
As at September 30, 2013, the Company held foreign exchange contracts with an aggregate value of $314.5 million. The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and nine months ended September 30, 2013, the impact of foreign exchange contracts on net income was a gain of $10.8 million (September 30, 2012 — gain of $3.2 million) and a charge of $3.7 million (September 30, 2012 — charge of $1.1 million), respectively.
Interest Rate Swaps. As at September 30, 2013, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2012 — $1.0 billion) that are due to mature between August 2, 2014 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and nine months ended September 30, 2013, there was a charge in respect of the interest rate swaps of $4.2 million (September 30, 2012 — charge of $8.1 million) and a gain of $3.2 million (September 30, 2012 — charge of $22.9 million), respectively.

As at September 30, 2013, cash collateral with a fair value of $34.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). As at September 30, 2013, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2012 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at September 30, 2013, no amount was recorded in the consolidated balance sheet for the pledged assets.
None of the derivatives mentioned above meet the requirements for hedge accounting as per FASB ASU 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

10.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	($ in millions)
Balance at the beginning of the period	$264.4	$233.2
Acquisition costs deferred	108.2	101.9
Amortization of deferred policy acquisition costs	(110.5)	(103.1)
Balance at the end of the period	$262.1	$232.0

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	($ in millions)
Balance at the beginning of the period	$223.0	$184.5
Acquisition costs deferred	361.4	348.7
Amortization of deferred policy acquisition costs	(322.3)	(301.2)
Balance at the end of the period	$262.1	$232.0

11.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2013 and twelve months ended December 31, 2012:

	Nine Months Ended September 30, 2013	Twelve Months Ended December 31, 2012
	($ in millions)
Provision for losses and LAE at the start of the year	$4,779.7	$4,525.2
Less reinsurance recoverable	(499.0)	(426.6)
Net loss and LAE at the start of the year	4,280.7	4,098.6
Net loss and LAE expenses (disposed)	(34.5)	(9.0)
Provision for losses and LAE for claims incurred:
Current year	979.5	1,375.9
Prior years	(87.2)	(137.4)
Total incurred	892.3	1,238.5
Losses and LAE payments for claims incurred:
Current year	(156.8)	(244.3)
Prior years	(671.0)	(835.7)
Total paid	(827.8)	(1,080.0)
Foreign exchange losses	(37.3)	32.6
Net losses and LAE reserves at period end	4,273.4	4,280.7
Plus reinsurance recoverable on unpaid losses at period end	442.2	499.0
Provision for losses and LAE at the end of the relevant period	$4,715.6	$4,779.7
For the nine months ended September 30, 2013, there was a reduction of $87.2 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $95.4 million for the nine months ended September 30, 2012. The Company disposed of $34.5 million of its reserves relating to commutations during the nine months ended September 30, 2013 (September 30, 2012 — $8.8 million relating to commutations). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

12.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital at September 30, 2013 and December 31, 2012:

	As at September 30, 2013		As at December 31, 2012
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	65,700,665	100	70,753,723	107
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	—	—	4,600,000	7
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.950% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	—	—
Total issued share capital		135		132
Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2012 — $523.2 million) less issue costs of $12.6 million (December 31, 2012 — $15.1 million).

Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the nine-months ended September 30, 2013:

Number of Ordinary Shares
Shares in issue at December 31, 2012	70,753,723
Share transactions in the nine months ended September 30, 2013:
Shares issued to employees under the 2003 share incentive plan and/or 2008 share purchase plan	1,188,079
Shares issued to non-employee directors	10,542
Shares repurchased from ordinary shareholders	(8,087,539)
Shares issued in respect of the redemption of the PIERS	1,835,860
Shares in issue at September 30, 2013	65,700,665
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
Under the open market repurchases, the Company acquired and cancelled for the three and nine months ended September 30, 2013, 1,498,451 and 3,979,826 ordinary shares, respectively. The total consideration paid for the three and nine months ended September 30, 2013 was $54.8 million and $143.0 million, respectively, with the average prices for the three and nine months ended September 30, 2013 being $36.59 and $35.92, respectively.
On February 26, 2013, the Company entered into an Accelerated Share Repurchase Agreement (“ASR”) with Goldman Sachs & Co. (“Goldman”) to repurchase an aggregate of $150.0 million of the Company’s ordinary shares. Under this arrangement, the Company initially acquired and cancelled 3,348,214 ordinary shares on March 1, 2013.
The ASR commenced on February 27, 2013, and was terminated on August 29, 2013. Settlement was made entirely in the Company’s ordinary shares and was accounted for as an equity transaction under the guidelines specified under ASC 815 Derivatives and Hedging. On August 29, 2013, Goldman terminated the ASR and delivered to the Company an additional 705,062 ordinary shares. The total amount repurchased under the ASR was 4,053,276 ordinary shares at an average price of $37.01.
In addition to the share repurchase program, the Company purchases shares offered from time to time by Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”). On March 4, 2013, the Company entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.
Preference Shares Redemption. During 2005 and 2006, the Company issued 4.6 million 5.625% Perpetual Preferred Income Equity Replacement Securities (“PIERS”). The PIERS were convertible at the Company’s option if, at any time on or after January 1, 2009, the closing sale price of the Company’s ordinary shares equaled or exceeded 130% of the then prevailing conversion price for 20 trading days during any consecutive 30-trading day period, as well as the last day of such 30-day period.
The PIERS were dilutive to the Company’s ordinary shares when the Company’s share price exceeded the prevailing conversion price and therefore, as the Company’s share price was generally above the 130% conversion price test, they were included in the Company’s fully diluted share count until the Company announced it would mandatorily redeem the PIERS.
On April 25, 2013, the Company announced it would mandatorily redeem all of its PIERS outstanding based on the terms of the PIERS. Each holder of a PIERS unit received $50.00, equating to a total payment of $230.0 million in cash plus a number of the Company’s ordinary shares based on the conversion rate calculated in accordance with the average trading price of the Company’s ordinary shares over a 20-trading day settlement period following the Company’s issuance of the press release announcing the mandatory conversion. The conversion rate was 1.7121 shares of the Company’s ordinary shares per $50.00 liquidation preference of the PIERS equating to a total issuance of 1,835,860 ordinary shares. The Company settled the amount on May 30, 2013. In accordance with the terms of the PIERS, no further dividends were paid on the PIERS following the announcement of their mandatory redemption. The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the PIERS, net of original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million.
Preference Shares Issuance. On May 2, 2013, the Company issued 11.0 million shares of 5.950% of Fixed-to-Floating Perpetual Non-Cumulative Preference Shares (the “5.950% Preference Shares”). Each preference shareholder will receive dividends on a non-cumulative basis only when declared by the Board of Directors initially at an annual fixed rate of 5.950% until July 1, 2023 at which time a floating rate, reset quarterly, of 3-month LIBOR plus 4.06% will commence per annum. The 5.950% Preference Shares have a liquidation preference of $25.00 per share and net proceeds were $270.4 million (comprising $275.0 million of total liquidation preference less $4.6 million of issue expenses).
The Company used $230.0 million of the net proceeds from this offering for settling the cash portion of the mandatory conversion of the PIERS.
The 5.950% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.950% Preference Shares at a redemption price of $25.00 per share on or after July 1, 2023. The Company has listed the 5.950% Preference Shares on the New York Stock Exchange under the symbol “AHLPRC”.

13.	Share-Based Payments
The Company issued options and other equity incentives under three arrangements: investor options, the employee incentive plan and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.
Investor Options. The investor options were issued on June 21, 2002 in connection with the transfer to Aspen Holdings of part of the operations of Wellington Underwriting plc (“Wellington”), the Company’s predecessor company. The Company conferred the option to subscribe for up to 6,787,880 ordinary shares of Aspen Holdings to Wellington and members of Syndicate 2020 who were not corporate members of the Lloyd’s syndicate managed by Wellington (the “Wellington Names”). All of the options issued to Wellington were exercised on March 28, 2007 resulting in the issuance of 426,083 ordinary shares by the Company.
The options issued to the Wellington Names were held for their benefit by the Names’ Trustee. The subscription price payable under the options was initially £10 and increased by 5% per annum, less any dividends paid. Option holders were not entitled to participate in any dividends prior to exercise and would not rank as a creditor in the event of liquidation. All options were exercised prior to the expiry date of June 21, 2012.
Employee and Non-Employee Director Awards. Employee options and other awards are granted under the Aspen 2003 Share Incentive Plan prior to April 24, 2013 and thereafter, the new 2013 Share Incentive Plan. The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 shares, which includes 595,683 shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan. The non-employee director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.
Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and nine months ended September 30, 2013 (2012 —Nil and Nil) and 204,328 and 747,023 options, respectively, were exercised and issued in the three and nine months ended September 30, 2013 (2012 — 1,165,201 and 1,221,152 options). No charges against income were made in respect of employee options for the three and nine months ended September 30, 2013 (2012 — $Nil and $Nil).
Restricted share units (“RSUs”) granted to employees vest over a three-year period typically, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the income statement evenly over the vesting period. During the three and nine months ended September 30, 2013, the Company granted to employees 8,571 and 307,441 RSUs, respectively (2012 — Nil and 345,852). In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the date of grant. On February 7, 2013 (with a grant date of February 11, 2013), the Board of Directors approved a total of 25,533 RSUs for the non-employee directors (February 2, 2012 — 29,071) and 14,188 RSUs to the Chairman (February 2, 2012 — 17,705). On April 24, 2013 (with a grant date of April 26, 2013), a further award was made to a newly appointed non-employee director of 2,110 RSUs. On July 24, 2013, (with a grant date of July 26, 2013) a further award of 1,449 RSUs was made to a newly appointed non-employee director. Compensation costs charged against income in respect of RSUs for the three and nine months ended September 30, 2013 were $2.4 million and $7.0 million, respectively (2012 — $1.8 million and $5.8 million).
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
The Compensation Committee will determine the vesting conditions for the 2014 and 2015 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (which in the case of the 2013 portion of the grant, the average BVPS is less than 5%), then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2013) is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.
The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and nine months ended September 30, 2013 in respect of performance shares were a credit of $1.4 million and a charge of $4.2 million, respectively (2012 — $3.3 million and $9.9 million).
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
The fair value of the phantom shares is based on the closing share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and nine months ended September 30, 2013 in respect of phantom shares were a credit of $1.6 million and $Nil, respectively (2012 — a charge of $0.5 million and $1.6 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent 85% of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the plan, 1,985 and 16,339 ordinary shares were issued during the three and nine months ended September 30, 2013, respectively (2012 — 200 and 59,184 shares). Compensation costs charged against income in the three and nine months ended September 30, 2013 in respect of the ESPP were $0.1 million and $0.2 million, respectively (2012 — $Nil and $Nil).

14.	Intangible Assets
The following tables provide a summary of the Company’s intangible assets for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013				Three Months Ended September 30, 2012
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.5	$18.7	$1.6	$16.6	$1.3	$19.5
Amortization	—	—	(0.1)	(0.1)	—	—	(0.3)	(0.3)
End of the period	$1.6	$16.6	$0.4	$18.6	$1.6	$16.6	$1.0	$19.2

	Nine Months Ended September 30, 2013				Nine Months Ended September 30, 2012
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.8	$19.0	$1.6	$16.6	$1.8	$20.0
Amortization	—	—	(0.4)	(0.4)	—	—	(0.8)	(0.8)
End of the period	$1.6	$16.6	$0.4	$18.6	$1.6	$16.6	$1.0	$19.2
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at September 30, 2013, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2012 — $1.6 million).
Insurance Licenses. The total value of the licenses as at September 30, 2013, was $16.6 million (December 31, 2012 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Other. In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at September 30, 2013 was $0.4 million (December 31, 2012 — $1.5 million).

15.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities, to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table details the forms and value of Company’s restricted assets as at September 30, 2013 and December 31, 2012:

	As at September 30, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$696.3	$598.7
Third party	2,197.9	1,933.5
Letters of credit / guarantees(1)	827.2	1,189.2
Total restricted assets	$3,721.4	$3,721.4
Total as percent of cash and invested assets	46.0%	45.6%

(1)	As of September 30, 2013, the Company had pledged funds of $801.1 million and £16.1 million (December 31, 2012 — $1,163.2 million and £16.0 million) as collateral for the secured letters of credit.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises: cash, investments and a fully collateralized letter of credit. The fully collateralized letter of credit has been provided by Aspen Bermuda and is disclosed in the above table as an affiliated transaction.
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited is also required by Lloyd’s to maintain a minimum level of capital which as at September 30, 2013 was $0.6 million (December 31, 2012 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.
Interest Rate Swaps. As at September 30, 2013, cash collateral with a fair value of $34.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). For more information, please refer to Note 9 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as of September 30, 2013 were:

	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$5.5	$12.2	$11.6	$8.5	$6.9	$11.7	$56.4

(c)	Variable interest entities
As at September 30, 2013, the Company had two investments in variable interest entities, Cartesian Iris Offshore Fund L.P, and Chaspark Maritime Holdings Ltd., as disclosed in Note 6 of these unaudited condensed consolidated financial statements.

(d)	Contingent liabilities
In common with the rest of the insurance and reinsurance industry, the Company is also subject to litigation and arbitration in the ordinary course of business. The Company’s Operating Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. Such legal proceedings are considered in connection with estimating the Company’s Insurance Reserves - Loss and Loss Adjustment Expenses, as provided on the Company’s consolidated balance sheet.

In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against the Company’s Operating Subsidiaries. In accordance with ASC 450-20-50-4b, for (a) reasonably possible losses for which no accrual is made because any of the conditions for accrual in ASC 450-20-25-2 are not met and (b) reasonably possible losses in excess of the amounts accrued pursuant to ASC 450-20-30-1, the Company will provide an estimate of the possible loss or range of possible loss or state that such an estimate cannot be made.
As of September 30, 2013, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2013 and 2012. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Form 10-Q and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2012, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S. In the quarter we continued to make progress in our establishment of ACM, which will be used to leverage our existing franchise and underwriting expertise to offer investors access to diversified products.
Some of the key results for the three and nine months ended September 30, 2013 were:

•
Gross written premiums of $581.6 million for the third quarter of 2013, an increase of 4.2% from the third quarter of 2012. Gross written premium in reinsurance decreased by 15.4% while insurance grew 21.1% as a result of the continued strategic growth of the U.S. insurance teams;

•	Net favorable development on prior year loss reserves of $33.6 million for the third quarter of 2013 compared with $29.8 million in the third quarter of 2012;

•
Combined ratio of 91.8% for the third quarter of 2013 compared with a combined ratio of 87.0% for the third quarter of 2012. There were $14.2 million, or 2.6 combined ratio points, of catastrophe losses pre-tax net of reinsurance recoveries and reinstatement premiums in the third quarter of 2013 compared with minimal catastrophe losses in the third quarter of 2012. Catastrophe losses included $14.9 million, net of reinstatement premiums, associated with hailstorms in Germany, $5.7 million related to floods in Toronto and Mexico and a $6.4 million net reduction in loss estimates for natural catastrophe losses which occurred in the first half of 2013;

•	Combined ratio of 93.1% for the first nine months of 2013 compared with a combined ratio of 89.3% the first nine months of 2012;

•	Diluted net income per share of $1.43 for the quarter ended September 30, 2013 compared with diluted net income per share of $1.45 in the same quarter last year;

•
Annualized net income return on average equity of 14.8% for the third quarter of 2013 compared with 14.4% for the third quarter of 2012 and annualized net income return on equity of 10.1% for the first nine months of 2013 compared to an annualized net income return on average equity of 11.9% for the first nine months of 2012; and

•	Diluted book value per share (1) of $40.43 as at September 30, 2013, up 4.0% from June 30, 2013.
Total shareholders’ equity increased by $36.2 million to $3,271.1 million for the three months ended September 30, 2013. The most significant movements were:

•	the repurchase of 1,498,451 ordinary shares for $54.8 million through open market repurchases;

•	an $86.0 million increase in retained earnings for the period; and

•	net unrealized losses on investments, net of taxes, of $3.8 million.

(1)
Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Ordinary shareholders’ equity as at September 30, 2013 and December 31, 2012 was:

	As at September 30, 2013	As at December 31, 2012
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,271.1	$3,488.4
Preference shares less issue expenses	(555.6)	(508.1)
Net assets attributable to ordinary shareholders	$2,715.5	$2,980.3
Issued ordinary shares	65,700,665	70,753,723
Issued and potentially dilutive ordinary shares	67,171,213	73,312,340

Outlook and Trends
Overall. We are continuing to achieve rate increases across the vast majority of our lines. The pace of rate increases is slowing in some areas, but the overall average rate increases have been satisfactory. As we look forward to 2014, we do not currently anticipate the rate environment to significantly deteriorate. There are some areas that are challenging but across the bulk of the markets in which we operate, there are several attractive opportunities.
For the first nine months of 2013, we achieved an average rate increase of 3% on renewals across both segments with an overall average that was flat in reinsurance and a 5% increase on average in insurance.
Reinsurance. For the first nine months of 2013, our property catastrophe reinsurance line of business experienced a rate decline of 1% despite industry wide pressures. This is as a result of our diversified property catastrophe account both in geography and peril, our global office network and close ties with our clients. Our well established international offices in Zurich, Singapore and Miami for Latin America continue to grow profitably.
Our pro rata account achieved an overall rate increase of approximately 5% for the first nine months of 2013, reflecting increases in the primary market. We are targeting areas in the specialty and niche markets where we see opportunities. For example, we announced Rock Re, a new dedicated brokered property facultative unit within our other property reinsurance line of business, which will focus on the North American brokered property facultative marketplace, building on our existing direct property facultative offering in the United States. We will continue to write property facultative business on a direct basis, however Rock Re will allow us to better serve the needs of the broker marketplace.
In specialty reinsurance, across the portfolio we achieved flat renewal rates overall through the nine months of 2013, but rates varied by account. We achieved a 5% increase on our marine line where we continue to see rate increases following a challenging year of industry losses, and 2% increase on our agriculture account. We recently hired Michael Dicker as global head of agriculture to serve this growing market and provide strategic product direction for this line.
In casualty reinsurance, we achieved an average rate increase of 1% in the first nine months of 2013. The rate environment continues to vary based on line and geography. U.S. casualty rates achieved an approximate 2% rate increase while international casualty reinsurance remains under pressure. Our current portfolio continues to see stable loss cost trends.
Insurance. In the first nine months of 2013, we achieved positive rates across all five of our lines of business. For the first nine months of the year, the marine, energy and transportation line of business achieved an overall rate increase of approximately 9% and we expect the rate environment to continue to be positive. Our financial and professional lines achieved an overall rate increase of approximately 2% through the first nine months of 2013. Rate varied by account with notable rate improvements in financial institutions and U.S. professional indemnity accounts.
In casualty insurance, we achieved an average rate increase of approximately 5% for the first nine months of 2013 in both our global and U.S. accounts. There has recently been a changing market dynamic in the U.S. following a number of agency downgrades of competitors. These downgrades have created opportunities in primary markets and will continue to create further opportunities for those companies that are strongly rated and conservatively reserved. The most notable areas where we are seeing increased opportunities from the downgrades are within property and casualty (both primary and excess). Specifically, in casualty, in the areas of hospitality and real estate, price increases have ranged from 30% to 200%, with higher attachments and tighter terms and conditions.
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
Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012
The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2013 and 2012, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Total gross written premiums increased by $23.2 million, or 4.2%, in the third quarter of 2013 compared to the third quarter of 2012. Premium from our reinsurance segment decreased by 15.4% spread across all lines of business most notably in other property due principally to adverse prior year premium adjustments, and in other reinsurance lines due to commutations and reduction in business. Our insurance segment's premium increased by 21.1% principally due to growth in U.S. lines and growth in our global casualty and marine, energy and construction liability business lines. The table below shows our gross written premiums for each segment for the three months ended September 30, 2013 and 2012, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Reinsurance	$219.5	$259.5	(15.4)%
Insurance	362.1	298.9	21.1%
Total	$581.6	$558.4	4.2%
Ceded reinsurance. Total reinsurance ceded for the quarter of $39.6 million decreased by $11.7 million from the third quarter of 2012 due to reductions in reinsurance purchased within our insurance segment.
Net premiums earned. Net premiums earned in the third quarter of 2013 increased by 5.4% from the third quarter of 2012, broadly consistent with the increase in gross written premiums in the period.
Losses and loss adjustment expenses. The loss ratio for the quarter of 53.3% increased by 3.9 percentage points compared to the third quarter of 2012. The increase in the loss ratio for the reinsurance segment was impacted by $15.5 million of losses associated with hailstorms in Germany and $5.7 million of losses from floods in Toronto and Mexico, net of a $8.5 million reduction in loss estimates for natural catastrophe losses which occurred in the first half of 2013. The current quarter was also affected by an increase in large losses, the most significant of which were a $9.2 million other property loss in relation to a chemical plant explosion and a $7.9 million specialty reinsurance marine shipping loss in specialty reinsurance. In the reinsurance segment, there was a $10.3 million increase in prior year reserve releases from $22.0 million in the third quarter of 2012 to $32.3 million in the current period.
In the insurance segment, the loss ratio for the quarter is consistent with the comparable quarter in 2012, due to a number of fire losses from our U.S. property account in the comparable quarter while the current quarter recognized a $2.9 million loss from U.S. storms. We had a smaller amount of reserve releases of $1.3 million compared to reserve releases of $7.8 million in the third quarter of 2012.

We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2013 and 2012 were as follows:

Business Segment	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
Reinsurance	47.8%	41.9%
Insurance	58.2%	58.3%
Total Loss Ratio	53.3%	49.4%
We also present, in the table below, loss ratios both including and excluding the impact from major catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined the major third quarter 2013 catastrophe losses as losses associated with the hailstorms in Germany, floods in Toronto and Mexico and changes in loss estimates for the catastrophe events which occurred in the first half of 2013. We have defined catastrophe losses in the comparative period as losses associated with Hurricane Isaac in August 2012.
The underlying changes in loss ratios by segment are shown in the tables below for the three months ended September 30, 2013 and 2012. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and related reinstatement premium adjustments.

For the Three Months Ended September 30, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	47.8%	(4.7)%	43.1%
Insurance	58.2%	(1.0)%	57.2%
Total	53.3%	(2.7)%	50.6%

For the Three Months Ended September 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	41.9%	(0.3)%	41.6%
Insurance	58.3%	(0.6)%	57.7%
Total	49.4%	(0.4)%	49.0%
Reserve releases in our reinsurance segment increased from $22.0 million in the third quarter of 2012 to $32.3 million in the current period (including $7.1 million from the commutation of certain contracts). Favorable reserve development in our catastrophe and specialty reinsurance lines were the main contributors to the release. The insurance segment had a $1.3 million reserve release this quarter, due primarily to favorable development in property and casualty business lines but offset by strengthening in our marine, energy and transportation lines. The release of $7.8 million in the comparative quarter of 2012 was due primarily to release in shorter-tail lines and favorable loss development largely from our property lines of $3.6 million, offset by a $9.0 million strengthening in marine, energy and construction liability.

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate processes. The table below presents the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.3%	17.2%	17.7%	18.6%	15.7%	17.1%
General and administrative expense ratio(1)	12.9	13.9	15.8	11.2	14.2	15.1
Gross expense ratio	31.2	31.1	33.5	29.8	29.9	32.2
Effect of reinsurance	1.5	7.4	5.0	2.1	8.2	5.4
Total net expense ratio	32.7%	38.5%	38.5%	31.9%	38.1%	37.6%

(1)	The total group general and administrative expense ratio includes corporate expenses.
General, administrative and corporate expenses increased by $8.2 million or a 1.5 percentage point increase in the net expense ratio for the quarter compared to the third quarter of 2012 which is in line with the growth in our premiums and increases in headcount and performance-related accruals.
Net investment income. Net investment income for the quarter of $45.0 million decreased by 7.4% compared to $48.6 million in the third quarter of 2012 due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on fixed income securities.
Change in fair value of derivatives. In the three months ended September 30, 2013, we recorded a loss of $4.2 million (2012 — loss of $8.1 million) in respect of interest rate swaps due to declining interest rates and a gain of $10.8 million (2012 — gain of $3.2 million) in respect of foreign exchange contracts.
Income before tax. In the third quarter of 2013, income before tax was $110.3 million (2012 — $123.1 million) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	($ in millions)
Underwriting income	$44.7	$67.4
Other income	1.6	4.5
Net investment income	45.0	48.6
Change in fair value of derivatives	6.6	(4.9)
Net realized and unrealized investment and foreign exchange gains	20.1	15.3
Interest expense	(7.7)	(7.8)
Income before tax	$110.3	$123.1
Taxes. Income tax expense for the three months ended September 30, 2013 was $2.9 million (2012 — $8.0 million). The estimated effective rate of tax for the quarter was 2.6% (2012 — 6.5%). The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2013 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate is 23%) and the U.S. (where the corporate tax rate is 35%). In the quarter ended September 30, 2013, we reduced the effective annual rate from 5% to 4% due to a greater proportion of profitability on our catastrophe property reinsurance business in Bermuda.

Net income after tax. Net income after tax for the three months ended September 30, 2013 was $107.4 million, equivalent to basic earnings per share of $1.47 adjusted for the $9.5 million preference share dividends. Fully diluted earnings per ordinary share were $1.43. Net income after tax for the three months ended September 30, 2012 was $115.1 million, equivalent to basic earnings per ordinary share of $1.50 adjusted for the $8.6 million preference share dividend and fully diluted earnings per ordinary share of $1.45.
Investment gains. Realized and unrealized investment gains for the three months ended September 30, 2013 were $17.7 million (2012 — $10.8 million gain) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	($ in millions)
Net realized gains/(losses):
Fixed income maturities — Available for sale	$1.3	$1.4
Fixed income maturities — Trading	(0.5)	2.2
Equity securities — Available for sale	6.3	0.9
Equity securities — Trading	0.4	—
Net unrealized gains/(losses):
Fixed income maturities — Trading	0.9	6.7
Short-term investments — Trading	—	—
Equity securities — Trading(1)	8.1	—
Cartesian Iris gains	1.2	1.7
Other-than-temporary impairment charges	—	(2.1)
Total realized and unrealized investment (losses)/gains	$17.7	$10.8

(1)	Excludes $6.2 million (September 30, 2012 — $Nil) of unrealized foreign exchange gains which are included in net realized and unrealized foreign exchange gains/losses in the statement of operations.
Other comprehensive income. Total other comprehensive income decreased by $0.4 million (2012 — gain of $26.4 million), net of taxes, for the three months ended September 30, 2013. This is comprised of a $4.4 million gain in the net unrealized available for sale investment portfolio (2012 — $26.3 million unrealized gain) largely attributable to the impact of rising interest rates on our bond portfolios, $8.2 million reclassification of net realized gains to net income (2012 — $4.8 million reclassified realized gain), net unrealized gains in foreign currency translation of $3.4 million (2012 — $4.9 million unrealized loss) and an amortization of loss on derivative contracts of $Nil (2012 — $0.2 million).
Dividends. As announced on April 24, 2013, the dividend on our ordinary shares increased from $0.17 per ordinary share to $0.18 per ordinary share. Dividends paid on our ordinary and preference shares in the three months ended September 30, 2013 were $12.2 million and $9.5 million, respectively (2012 — $12.2 million and $8.6 million).
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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2013 and 2012. The contributions of each segment to gross written premiums in the three months ended September 30, 2013 and 2012 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	(% of total gross written premiums)
Reinsurance	37.7%	46.5%
Insurance	62.3	53.5
Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012
	($ in millions)
Reinsurance	$219.5	$259.5
Insurance	362.1	298.9
Total	$581.6	$558.4
Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative and engineering), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segment — Reinsurance” in the Company’s 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our reinsurance segment decreased by 15.4% compared to the three months ended September 30, 2012. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2013 and 2012, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$37.8	$42.7	(11.5)%
Other property reinsurance	70.8	92.6	(23.5)%
Casualty reinsurance	68.6	76.3	(10.1)%
Specialty reinsurance	42.3	47.9	(11.7)%
Total	$219.5	$259.5	(15.4)%
The reductions in property catastrophe in the third quarter of 2013 are mainly attributable to pricing pressures. The reduction in other property reinsurance is predominantly due to adverse prior year premium adjustments. Gross written premium in casualty reinsurance reduced primarily due to favorable adjustments in the comparative period. Specialty reinsurance gross written premiums for the quarter decreased by 11.7% year on year, due to the commutation of certain contracts.
Losses and loss adjustment expenses. The loss ratio for the three months ended September 30, 2013 was 47.8% compared to 41.9% in the equivalent period in 2012. The increase in the loss ratio is primarily attributable to the absence of natural catastrophe losses in the comparable quarter of 2012 while the current quarter was adversely affected by $15.5 million of losses associated with hailstorms in Germany, $5.7 million of losses from floods in Toronto and Mexico offset by a $8.5 million reduction in loss estimates for the floods in Central Europe,Canada and India as well as tornadoes and hailstorms in the U.S which took place in the first half of 2013. There was a $10.3 million increase in prior year reserve releases from $22.0 million in the third quarter of 2012 to $32.3 million in the current period. Reserve releases for the quarter were mainly as a result of favorable development in the property catastrophe and specialty lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $49.1 million for the three months ended September 30, 2013 equivalent to 19.2% of net premiums earned (2012 — $55.7 million or 19.9% of net premiums earned). The expenses in the prior year were impacted by increased profit commission accruals in our specialty and casualty lines. The general and administrative expense ratio of 13.5% has increased from 12.0% for the same period in 2012 due predominantly to a reduction in net earned premiums in the quarter.
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
Gross written premiums. Overall premiums increased by 21.1% for the quarter from $298.9 million in the equivalent period in 2012. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2013 and 2012, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	% increase
	($ in millions)	($ in millions)
Property insurance	$52.8	$51.5	2.5%
Casualty insurance	74.7	49.9	49.7%
Marine, energy and transportation insurance	112.9	102.2	10.5%
Financial and professional lines insurance	84.6	63.8	32.6%
Programs business	37.1	31.5	17.8%
Total	$362.1	$298.9	21.1%

The increase in gross written premium is mainly attributable to our global casualty, marine, energy and construction liability and financial and professional lines.
Losses and loss adjustment expenses. The loss ratio for the quarter was 58.2% compared to 58.3% for the three months ended September 30, 2012. The loss ratio for the quarter has been adversely affected by a $6.5 million reduction in prior year reserve release to $1.3 million in the current quarter compared to a $7.8 million reserve release in the third quarter of 2012. The prior year was adversely affected due to a number of fire losses in our U.S property account.
The reserve releases in the current quarter were due primarily to favorable development in U.K. property and marine hull business lines and shorter-tail lines including energy physical damage and aviation, but offset by strengthening in other lines within marine, energy and transportation. The release in the comparative quarter in 2012 was due to favorable loss development in our aviation, credit, political risk and terrorism risks lines as well as a small release in casualty lines.
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended September 30, 2013 increased marginally to 21.3% of net premiums earned compared to 20.0% in the third quarter of 2012 as a result of commission adjustments in our financial and professional lines written in the U.K. Our general and administrative expenses increased $6.7 million to $49.5 million from $42.8 million in the third quarter of 2012 due to growth in our U.S. business but the expense ratio has reduced by 0.9 percentage points commensurate with the increase in net earned premium.
Results of Operations for the Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012
The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2013 and 2012, starting with a summary of our consolidated results and followed by a segmental analysis.

Total Income Statement
Our statements of operations consolidate the underwriting results of our two segments and include certain other revenue and expense items that are not allocated to the business segments.
Gross written premiums. Total gross written premiums increased by 1.8% in the first nine months of 2013 when compared to 2012 predominantly due to increases from our insurance lines, mainly in the U.S. This has been partially offset by reductions across our catastrophe, casualty and specialty reinsurance lines of business. The table below shows our gross written premiums for each segment for the nine months ended September 30, 2013 and 2012, and the percentage change in gross written premiums for each segment:

Business Segment	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Reinsurance	$957.7	$1,033.5	(7.3)%
Insurance	1,084.6	973.6	11.4%
Total	$2,042.3	$2,007.1	1.8%
Reinsurance ceded. Total reinsurance ceded for the first nine months of 2013 was $290.6 million, an increase of $6.0 million from the first nine months of 2012 and in line with increases in gross written premiums. Ceded reinsurance premiums have increased for the insurance segment as we seek to use reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S.
Gross premiums earned. Gross premiums earned in the first nine months of 2013 increased by 5.2% from the first nine months of 2012, with an increase in the insurance segment exceeding the reductions in the reinsurance segment.
Losses and loss adjustment expenses. The loss ratio for the first nine months of 2013 of 55.8% increased by 3.3 percentage points compared to the first nine months of 2012. The increase is primarily due to $79.5 million in net losses from major natural catastrophes compared to $30.5 million of net losses from natural catastrophes associated with the U.S. weather events in 2012.
We monitor the ratio of losses and loss adjustment expenses to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the nine months ended September 30, 2013 and 2012 were as follows:

Business Segment	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Reinsurance	50.1%	46.4%
Insurance	61.3%	59.9%
Total Loss Ratio	55.8%	52.5%

We also present, in the table below, loss ratios excluding the impact from major catastrophe losses to assist in the analysis of the underlying performance of our segments. For this purpose, we have defined major 2013 catastrophe losses as losses associated with hailstorms in Germany, floods in Central Europe, Toronto and Alberta, Canada, Mexico and India as well as tornadoes and hailstorms in the U.S. which occurred in the first nine months of 2013. We have defined major catastrophes in the comparative period as losses associated with the severe weather in the U.S. in February and March 2012 and Hurricane Isaac in August 2012.

The underlying changes in loss ratios by segment are shown in the tables below for the nine months ended September 30, 2013 and 2012. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Nine Months Ended September 30, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	50.1%	(8.5)%	41.6%
Insurance	61.3%	(1.2)%	60.1%
Total	55.8%	(4.8)%	51.0%

For the Nine Months Ended September 30, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	46.4%	(2.6)%	43.8%
Insurance	59.9%	(1.4)%	58.5%
Total	52.5%	(2.1)%	50.4%
Reserve releases in our reinsurance segment increased from $64.2 million in the first nine months of 2012 to $76.5 million in the current period. The insurance segment had a $10.7 million reserve release in the first nine months of 2013 compared to a $31.2 million reserve release in the first nine months of 2012. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to the reserve releases.
Expense ratio. The table below presents the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the expense ratio and the total expense ratios for each of the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	19.4%	16.1%	17.6%	18.7%	15.8%	17.3%
General and administrative expense ratio(1)	11.7	13.4	14.9	10.4	14.9	14.9
Gross expense ratio	31.1	29.5	32.5	29.1	30.7	32.2
Effect of reinsurance	1.6	6.9	4.8	2.0	6.9	4.6
Total net expense ratio	32.7%	36.4%	37.3%	31.1%	37.6%	36.8%

(1)	The total group general and administrative expense ratio includes corporate expenses.
General, administrative and corporate expenses increased by $14.2 million for the current period compared to the equivalent period in 2012 which is attributable to increases in staff, premises and other costs associated mainly with growth in our insurance business.
The policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 17.6% for the first nine months of 2013 from 17.3% in the first nine months of 2012. The increase is due to profit commission accruals and changes in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.
Net investment income. Net investment income for the first nine months of 2013 was $139.2 million, a decrease of 9.5% compared to $153.8 million in the first nine months of 2012. The decrease is due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on investment grade fixed income securities.
Change in fair value of derivatives. In the nine months ended September 30, 2013, we recorded a gain of $3.2 million (2012 — loss of $22.9 million) in respect of interest rate swaps due to rising interest rates and a loss of $3.7 million (2012 — $1.1 million loss) in respect of foreign exchange contracts.

Investment gains. Realized and unrealized investment gains for the nine months ended September 30, 2013 were $26.3 million (2012 — $21.1 million) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	($ in millions)
Net realized gains/(losses):
Fixed income maturities — Available for sale	$8.9	$4.9
Fixed income maturities — Trading	4.7	6.4
Equity securities — Available for sale	13.8	(1.6)
Equity securities — Trading	0.5	—
Net unrealized gains/(losses):
Fixed income maturities — Trading	(18.9)	12.7
Short-term investments — Trading	—	—
Equity securities — Trading(1)	16.2	—
Cartesian Iris gains	1.1	1.7
Other-than-temporary impairment charges	—	(3.0)
Total realized and unrealized investment gains	$26.3	$21.1

(1)	Excludes $1.7 million (September 30, 2012 — $Nil) of unrealized foreign exchange gains which are included in net realized and unrealized foreign exchange gains/(losses) in the statement of operations.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the nine months ended September 30, 2013 was $Nil (2012 — $3.0 million). For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2012 Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission.
Income before tax. In the first nine months of 2013, income before tax was $249.1 million (2012 — $298.0 million), comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	($ in millions)
Underwriting income	$111.4	$163.7
Other income	3.0	7.1
Net investment income	139.2	153.8
Change in fair value of derivatives	(0.5)	(24.0)
Investment and foreign exchange gains	19.2	20.6
Interest expense	(23.2)	(23.2)
Income before tax	$249.1	$298.0
Taxes. Income tax expense for the nine months ended September 30, 2013 was $9.8 million. Our effective consolidated tax rate for the nine months ended September 30, 2013 was 3.9%. The effective rate represents an estimate of the tax rate which will apply to our pre-tax income for 2013. As discussed above, the effective tax rate for the year is subject to revision. In the nine months ended September 30, 2012, income tax expense was $19.6 million.

Net income after tax. Net income after tax for the nine months ended September 30, 2013 was $239.3 million, equivalent to $3.06 basic earnings per ordinary share adjusted for the $26.1 million preference share dividends and the $7.1 million difference between the capital raised upon issuance of the PIERS and the final redemption of the PIERS. Fully diluted earnings per ordinary share were $2.95 for the nine months ended September 30, 2013. Net income after tax for the nine months ended September 30, 2012 was $278.4 million, equivalent to a $3.60 basic earnings per ordinary share adjusted for the $22.6 million preference share dividends and fully diluted earnings per ordinary share of $3.47 for the nine months ended September 30, 2012.
Other comprehensive income. Total other comprehensive income decreased by $168.3 million (2012 — gain of $40.8 million), net of taxes, for the nine months ended September 30, 2013. This is comprised of a $127.3 million loss in the net unrealized available for sale investment portfolio (2012 — $51.1 million unrealized gain) largely attributable to the impact of rising interest rates on our bond portfolios, $20.2 million reclassification of net realized gains to net income (2012 — $5.2 million reclassified realized loss), an amortization of loss on derivative contracts of $0.2 million (2012 — $0.3 million) and an unrealized loss in foreign currency translation of $21.0 million (2012 — $15.8 million unrealized loss).
Dividends. As announced on April 24, 2013, the dividend on our ordinary shares increased from $0.17 per ordinary share to $0.18 per ordinary share. Dividends paid on our ordinary and preference shares in the nine months ended September 30, 2013 were $36.0 million and $26.1 million, respectively (2012 — $35.0 million and $22.6 million).

Underwriting Results by Operating Segments — Nine Months Ended September 30, 2013
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2013 and 2012. The contributions of each segment to gross written premiums in the nine months ended September 30, 2013 and 2012 were as follows:

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(% of total gross written premiums)
Reinsurance	46.9%	51.5%
Insurance	53.1	48.5
Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	($ in millions)
Reinsurance	$957.7	$1,033.5
Insurance	1,084.6	973.6
Total	$2,042.3	$2,007.1
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment decreased by 7.3% compared to the nine months ended September 30, 2013. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2013 and 2012, and the percentage change in gross written premiums for each such line:

Lines of Business	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$266.5	$287.5	(7.3)%
Other property reinsurance	241.3	252.1	(4.3)%
Casualty reinsurance	257.3	281.8	(8.7)%
Specialty reinsurance	192.6	212.1	(9.2)%
Total	$957.7	$1,033.5	(7.3)%

The decrease in gross written premiums affects all lines and arose from higher commutations in casualty and specialty lines, adverse prior year premium adjustments in other property lines as well as rate pressure and adverse exchange rate movements. The current period benefited from $6.6 million of reinstatement premiums associated with the German hailstorms, Central European and Canadian floods while in the comparative period, we recognized $1.4 million of reinstatement premiums associated with the U.S. storms.
Losses and loss adjustment expenses. The loss ratio for the nine months ended September 30, 2013 of 50.1% increased by 3.7 percentage points compared to 46.4% in the equivalent period in 2012. In the first nine months of 2013, the segment experienced $69.6 million of losses associated with hailstorms in Germany, floods in Central Europe, Canada (Toronto and Edmonton), Mexico and India as well as the hailstorms and tornadoes in the U.S., while the comparable period of 2012 experienced losses of $20.9 million, net of reinstatement recoveries, due to U.S. storms. There was a $12.3 million increase in prior year reserve releases to $76.5 million in the current period from $64.2 million in the nine months ended September 30, 2012.
Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $161.0 million for the nine months ended September 30, 2013 equivalent to 20.4% of net premiums earned (2012 — $166.8 million or 20.0% of net premiums earned). The increase in the acquisition expense ratio is due to commutations where premiums but not commissions are returned. Our general and administrative expense ratio of 12.3% has increased from 11.1% in the same period of 2012 due to the reduction in net earned premium by $44.4 million in the period and a $4.6 million increase in the overall expenses associated with increased staff costs.

Insurance
Gross written premiums. Gross written premiums in our insurance segment have increased by 11.4% to $1,084.6 million for the nine months ended September 30, 2013 from $973.6 million in the equivalent period in 2012. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2013 and 2012, and the percentage change in gross written premiums for each line:

Lines of Business	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	% increase/ (decrease)
	($ in millions)	($ in millions)
Property insurance	$181.4	$186.0	(2.5)%
Casualty insurance	182.3	131.5	38.6%
Marine, energy and transportation insurance	393.5	385.5	2.1%
Financial and professional lines insurance	218.5	181.8	20.2%
Programs business	108.9	88.8	22.6%
Total	$1,084.6	$973.6	11.4%
The increase in gross written premium is mainly attributable to our casualty, financial and professional lines and program business as we continue to grow our U.S. operations. Casualty also benefited from growth in our U.K.-based business.
Losses and loss adjustment expenses. The loss ratio for the nine months ended September 30, 2013 was 61.3% compared to 59.9% for the nine months ended September 30, 2012. The increase in the loss ratio is mainly due to a $10.7 million prior year reserve release in the current period compared to a $31.2 million reserve release in the nine months ended September 30, 2012. Losses for the nine months ended September 30, 2013 also include $9.9 million of catastrophe losses related to the tornadoes and hailstorms in the U.S. in addition to a higher frequency of medium-sized fire-related losses in our U.K. property portfolio. In the nine months ended September 30, 2012, we recognized $24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia in January 2012. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $161.3 million for the nine months ended September 30, 2013 equivalent to 19.9% of net premiums earned (2012 — $134.4 million or 19.4% of net premiums earned). The increase of $7.7 million in our general and administrative expenses is mainly associated with increases in premises costs related to the expansion of our U.S. and U.K. insurance operations.

Cash and investments
At September 30, 2013 and December 31, 2012, total cash and investments, including accrued interest receivable, were $8.1 billion and $8.2 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2013		As at December 31, 2012
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,021.1	12.5%	$1,126.3	13.8%
U.S. agency	281.5	3.5	308.6	3.8
Municipal	29.9	0.4	39.7	0.5
Corporate	2,018.1	24.8	2,038.5	24.8
Non-U.S. government-backed corporate	78.9	1.0	101.1	1.2
Foreign government	822.2	10.1	641.0	7.8
Asset-backed	116.5	1.4	53.8	0.7
Non-agency commercial mortgage-backed	64.4	0.8	71.1	0.9
Agency mortgage-backed	1,112.3	13.7	1,177.2	14.4
Total fixed income securities — available for sale	$5,544.9	68.2%	$5,557.3	67.9%
Fixed income securities — trading
U.S. government	31.1	0.4	9.4	0.1
U.S. agency	0.2	—	0.2	—
Municipal	0.6	—	2.9	—
Corporate	471.0	5.8	414.4	5.1
Foreign government	136.3	1.7	26.3	0.3
Asset-backed	6.6	0.1	2.9	—
Bank loans	72.8	0.9	—	—
Total fixed income securities — trading	$718.6	8.9%	$456.1	5.5%
Total other investments	46.1	0.6	45.0	0.5
Total equity securities — available for sale	163.2	1.9	200.1	2.4
Total equity securities — trading	278.3	3.4	—	—
Total short-term investments — available for sale	148.3	1.8	431.5	5.3
Total short-term investments — trading	0.2	—	2.4	—
Total cash and cash equivalents	1,198.3	14.7	1,463.6	17.8
Total net (payable)/receivable for securities (purchased)/sold	(5.3)	(0.1)	0.2	—
Total accrued interest receivable	48.5	0.6	47.7	0.6
Total cash and investments	$8,141.1	100.0%	$8,203.9	100.0%
Fixed Income Maturities. At September 30, 2013, the average credit quality of our fixed income portfolio was “AA-,” with 89.2% of the portfolio being rated “A” or higher. At December 31, 2012, the average credit quality of our fixed income portfolio was “AA,” with 92.0% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
Our fixed income portfolio duration as at September 30, 2013 was 3.5 years compared to 3.0 years as at December 31, 2012 excluding the impact of the interest rate swaps. As of September 30, 2013, we invested $25.7 million in BB high yield bonds and $72.8 million in our U.S. Dollar bank loans trading portfolio. In August 2013, the Company invested in a $200.0 million BBB rated Emerging Market Debt portfolio, which is reported above in corporate and foreign government securities.

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class at September 30, 2013:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,112.3	$1,112.3
Non-agency commercial	38.5	25.9	64.4
Total mortgage-backed securities	$38.5	$1,138.2	$1,176.7
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.
Equity Securities. In March 2011, we initiated an investment into a high quality global equity income strategy via direct investment. In January 2013, we increased our investment in trading equities portfolio by an additional $200.0 million. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments. The total investment return from the available for sale and trading equity portfolios are as follows:

	For the Three Months Ended		For the Nine Months Ended
Available for Sale Equity Portfolio	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in millions)		($ in millions)
Dividend income	$1.2	$1.7	$4.7	$5.1
Realized investment gains/(losses)	6.3	0.9	13.8	(1.6)
Change in net unrealized gains, gross of tax	(0.2)	6.5	9.4	16.1
Realized foreign exchange (losses)	(0.6)	—	(1.4)	(1.6)
Unrealized foreign exchange gains	4.2	2.5	0.6	2.1
Total investment return from the available for sale equity portfolio	$10.9	$11.6	$27.1	$20.1

	For the Three Months Ended		For the Nine Months Ended
Trading Equity Portfolio	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in millions)		($ in millions)
Dividend income	$1.8	$—	$5.5	$—
Realized investment gains	0.4	—	0.5	—
Change in net unrealized gains, gross of tax	8.1	—	16.2	—
Realized foreign exchange (losses)	—	—	(0.4)	—
Unrealized foreign exchange gains	6.3	—	1.7	—
Total investment return from the trading equity portfolio	$16.6	$—	$23.5	$—
Interest rate swaps. We continue to maintain our $1.0 billion interest rate swaps program to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. During the quarter our interest rate swap position was down $4.3 million which consisted of a $1.8 million mark to market gain less $6.1 million net interest payments. Our interest-rate swap position reduces the duration of the fixed-income portfolio from 3.5 years to 3.1 years and the duration of the aggregate portfolio from 2.9 years to 2.6 years.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at September 30, 2013. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at September 30, 2013 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$10.1	$—	$—	$—	$—	$10.1	1.0%
Belgium	—	—	24.5	—	—	10.8	35.3	3.4
Denmark	2.6	—	—	—	—	—	2.6	0.2
Finland	19.1	—	—	—	—	6.5	25.6	2.5
France	4.3	54.2	23.2	4.0	—	31.6	117.3	11.2
Germany	63.8	21.8	37.9	2.8	0.6	8.9	135.8	13.0
Italy	—	—	—	0.4	—	6.0	6.4	0.6
Netherlands	44.8	27.0	8.9	0.7	1.5	—	82.9	7.9
Norway	13.9	15.6	—	—	—	—	29.5	2.8
Spain	—	—	—	2.2	—	—	2.2	0.2
Sweden	3.0	21.1	—	2.4	—	26.7	53.2	5.1
Switzerland	12.5	29.3	42.4	1.5	—	45.5	131.2	12.6
United Kingdom	14.6	241.0	69.9	12.6	2.0	72.2	412.3	39.5
Total European Exposures	$178.6	$420.1	$206.8	$26.6	$4.1	$208.2	$1,044.4	100%

European Fixed Income & Equity Exposures. As at September 30, 2013, we had $1,044.4 million, or 12.8% of our aggregate investment portfolio, invested in European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish and Italian corporate bonds and equities.
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

	As at September 30, 2013 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$3.2	$—	$6.9	$—	$—	$—	$—	$—	$—	$—	$10.1	$—
Belgium	—	—	—	—	—	—	24.5	—	10.8	—	35.3	1.2
Denmark	—	—	—	—	2.6	—	—	—	—	—	2.6	—
Finland	10.8	—	—	—	8.3	—	—	—	6.5	—	25.6	1.3
France	8.4	—	7.7	36.7	—	—	28.6	4.3	31.6	—	117.3	5.0
Germany	19.9	5.6	31.2	10.8	15.8	—	43.6	—	8.9	—	135.8	3.9
Italy	—	—	—	—	—	—	0.4	—	6.0		6.4	(0.2)
Netherlands	12.5	—	0.5	31.8	—	6.7	29.9	—	—	1.5	82.9	0.7
Norway	—	—	—	29.5	—	—	—	—	—	—	29.5	1.2
Spain	—	—	—	—	—	—	2.2	—	—	—	2.2	—
Sweden	—	—	—	8.4	3.0	13.7	1.4	—	26.7	—	53.2	5.0
Switzerland	8.7	—	—	—	—	19.6	53.6	3.8	45.5	—	131.2	12.3
United Kingdom	213.9	0.8	17.4	2.3	—	17.9	71.4	14.4	72.2	2.0	412.3	12.2
Total European Exposures	$277.4	$6.4	$63.7	$119.5	$29.7	$57.9	$255.6	$22.5	$208.2	$3.5	$1,044.4	$42.6

Reserves for Losses and Loss Adjustment Expenses
As of September 30, 2013, we had total net loss and loss adjustment expense reserves of $4,273.4 million (December 31, 2012 — $4,280.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at September 30, 2013 and December 31, 2012, respectively:

	As at September 30, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,841.5	$(123.5)	$2,718.0
Insurance	1,874.1	(318.7)	1,555.4
Total losses and loss expense reserves	$4,715.6	$(442.2)	$4,273.4

	As at December 31, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,983.7	$(172.4)	$2,811.3
Insurance	1,796.0	(326.6)	1,469.4
Total losses and loss expense reserves	$4,779.7	$(499.0)	$4,280.7
For the nine months ended September 30, 2013, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $87.2 million. An analysis of this reduction by business segment is as follows for each of the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	($ in millions)		($ in millions)
Reinsurance	$32.3	$22.0	$76.5	$64.2
Insurance	1.3	7.8	10.7	31.2
Total losses and loss expense reserves reductions	$33.6	$29.8	$87.2	$95.4
The key elements which gave rise to the net positive development during the three months ended September 30, 2013 were as follows:
Reinsurance. Net reserve releases of $32.3 million in the current quarter were mainly attributable to our property catastrophe and specialty reinsurance lines. The largest releases in the quarter were $24.5 million from property catastrophe reinsurance due to better than expected claims development on natural catastrophe losses and $5.9 million from specialty reinsurance lines due primarily to commuted contracts.
Insurance. Net reserve releases were $1.3 million in the quarter, a reduction of $6.5 million from $7.8 million in the third quarter of 2012. On balance the releases have come from shorter-tail lines, mainly within our energy physical damage, U.K. property, marine hull and aviation lines. Overall, we recognized a net strengthening of $5.7 million in our marine, energy and transportation lines of business.
The key elements which gave rise to the net positive development during the nine months ended September 30, 2013 were as follows:
Reinsurance. Net reserve releases of $76.5 million in the period were mainly attributable to our property catastrophe and casualty business lines due primarily to better than expected claims development. Casualty included $13.3 million and specialty reinsurance included $6.8 million of reserve releases due to commutations of certain contracts.
Insurance. Net reserve releases of $10.7 million in the period came primarily from better than expected development from shorter-tail lines including property, energy physical damage and aviation, offsetting adverse development.

The most significant movements were a net strengthening of $35.7 million in marine, energy and transportation lines of business and a release of $31.0 million from our casualty lines due to better than expected claims development.
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

Capital Management
The following table shows our capital structure as at September 30, 2013 compared to December 31, 2012:

	As at September 30, 2013	As at December 31, 2012
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,715.5	$2,980.3
Preference shares (liquidation preferences net of issue costs)	555.6	508.1
Long-term debt	499.2	499.1
Total capital	$3,770.3	$3,987.5
As at September 30, 2013, total shareholders’ equity was $3,271.1 million compared to $3,488.4 million at December 31, 2012. Our total shareholders’ equity as at September 30, 2013 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.6 million net of share issuance costs (December 31, 2012 — $508.1 million).
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
Under the open market repurchases, the Company acquired and cancelled 1,498,451 and 3,979,826 ordinary shares for the three and nine months ended September 30, 2013, respectively. The total consideration paid was $54.8 million and $143.0 million and the average price was $36.59 and $35.92, respectively. As at September 30, 2013, we had $238.8 million remaining under our current share repurchase authorization.

On February 26, 2013, the Company entered into an ASR with Goldman to repurchase an aggregate of $150.0 million of the Company’s ordinary shares. Under this arrangement, the Company initially acquired and cancelled 3,348,214 ordinary shares for the three months ended March 31, 2013. The ASR commenced on February 27, 2013, and was terminated on August 29, 2013. Settlement was made entirely in the Company’s ordinary shares and was accounted for as an equity transaction under the guidelines specified under ASC 815 Derivatives and Hedging.  On August 29, 2013, Goldman terminated the ASR and delivered to the Company an additional 705,062 ordinary shares. The total amount repurchased under the ASR was 4,053,276 ordinary shares at an average price of $37.01.
In addition to the share repurchase program, we purchase shares offered from time to time by the Names’ Trustee which is not part of the announced plan noted above. On March 4, 2013, we entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.
The amount outstanding under our senior notes, less amortization of expenses of $499.2 million (December 31, 2012 — $499.1 million), was the only material debt that we had outstanding as of September 30, 2013 and December 31, 2012.
Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At September 30, 2013, this ratio was 13.2% (December 31, 2012 — 12.5%).
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 28.0% as of September 30, 2013 (December 31, 2012 — 25.3%).
Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,271.1 million at September 30, 2013 (December 31, 2012 — $3,488.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the New York Stock Exchange.
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
As at September 30, 2013, Aspen Holdings held $121.6 million of cash and cash equivalents (December 31, 2012 — $192.3 million) with the significant reduction due to a total of $294.9 million of ordinary share repurchases in the nine months ended September 30, 2013. The current cash and cash equivalents which, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, management considers sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a prior “non-objection”  to all future dividend payments made by Aspen U.K.   For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 14 of the “Notes to the Audited Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange.

Operating Subsidiaries. As of September 30, 2013, the Operating Subsidiaries held $1,127.2 million (December 31, 2012 — $1,614.3 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2013 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at September 30, 2013 and December 31, 2012:

	As at September 30, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$696.3	$598.7
Third party	2,197.9	1,933.5
Letters of credit / guarantees	827.2	1,189.2
Total restricted assets	$3,721.4	$3,721.4
Total as percent of cash and invested assets	46.0%	45.6%
For more information on these arrangements, see Note 18(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2012 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Consolidated Cash Flows for the Nine Months Ended September 30, 2013. Total net cash flow from operations was $433.0 million, an increase of $87.9 million from the comparative period last year. The increase is mainly attributable to reduced claim payments made in the first nine months of 2013 in respect to 2012 compared to claim payments made in the first nine months of 2012 in respect to 2011. For the nine months ended September 30, 2013, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.

Credit Facility. On June 12, 2013, we and certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among us, certain of our subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility will be used to finance our working capital needs and those of our subsidiaries, for letters of credit in connection with our insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of September 30, 2013, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.
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
Letters of Credit Facility. On July 30, 2012, Aspen Bermuda and Citibank Europe PLC replaced an existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility will is structured in two separate tranches; Tranche I, for $650.0 million, shall only apply in respect of credits issued on or prior to June 30, 2014. Tranche II, for $300.0 million, shall only apply in respect of credits issued on or prior to September 30, 2013. Each tranche of the Facility shall expire on the earlier of (1) the date that is one year from the end of the relevant Tranche Facility Period; or (2) the stated expiry date on the last remaining credit issued within the relevant Tranche Facility Period. As at September 30, 2013, we had $525.3 million of outstanding collateralized letters of credit under this facility compared to $839.1 million at December 31, 2012. Aspen decided to cancel Tranche II of this facility effective July 31, 2013.
On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. All letters of credit issued under the facility will be used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. As at September 30, 2013, we had $14.5 million of outstanding collateralized letters of credit under this facility (December 31, 2012 — $37.5 million).
Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of September 30, 2013:

	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$5.5	$12.2	$11.6	$8.5	$6.9	$11.7	$56.4
Long-Term Debt Obligations(1)	—	250.0	—	—	—	250.0	500.0
Reserves for losses and LAE(2)	507.8	1,356.3	828.3	542.4	370.6	1,110.2	4,715.6
Total	$513.3	$1,618.5	$839.9	$550.9	$377.5	$1,371.9	$5,272.0

(1)	The long-term debt obligations disclosed above do not include the $30.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares.

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
For a discussion of derivative instruments we have entered into, please see Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 included elsewhere in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of September 30, 2013, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
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

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance industry;

•
increased competition from existing insurers and reinsurers and from alternative capital providers and insurance-linked funds on the basis of pricing, capacity, coverage terms, new capital binding authorities to brokers, or other factors and the related demand and supply dynamics as contracts come up for renewal;

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

•
changes in the total industry losses, or our share of total industry losses, resulting from past events such as the various catastrophes that occurred in the third quarter of 2013, Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010, Hurricanes Ike and Gustav in 2008 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

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

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of one or more of our senior underwriters or key personnel;

•	our reliance on information technology and third-party service providers for our operations and systems; and

•	increased counterparty risk due to the credit impairment of financial institutions.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. In addition, the Company partially mitigates its exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities.
As at September 30, 2013, our fixed income portfolio had an approximate duration of 3.5 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	6,833.6	6,718.3	6,603.1	6,487.9	6,372.7
Gain/(loss) $ in millions	230.5	115.2	—	(115.2)	(230.4)
Percentage of portfolio	3.5%	1.7%	—%	(1.7)%	(3.5)%
Equity risk. We have invested in equity securities which had a fair market value of $441.5 million at September 30, 2013, equivalent to 5.5% of the total of investments, cash and cash equivalents at that date ($200.1 million at December 31, 2012, 2.5%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of September 30, 2013, 78.7% (December 31, 2012 — 80.6%) of our cash, cash equivalents and investments were held in U.S. Dollars, 8.7% (December 31, 2012 — 7.9%) were in British Pounds and 12.6% (December 31, 2012 —11.4%) were in other currencies. For the nine months ended September 30, 2013, 17.7% (December 31, 2012 — 12.3%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2013.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2013 would have impacted reported net comprehensive income by approximately $3.1 million for the nine months ended September 30, 2013 ($12.6 million for the nine months ended September 30, 2012).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the nine months ended September 30, 2013, the impact of foreign currency contracts on net income was a loss of $3.7 million (2012 — loss of $1.1 million).

Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2013, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2012 — “AA”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A3” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2013. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during three and nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended September 30, 2013 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1, 2013 to July 31, 2013	261,750	$37.80	261,750	$283.8
August 1, 2013 to August 31, 2013	387,010	$36.47	387,010	$269.7
September 1, 2013 to September 30, 2013	849,691	$36.28	849,691	$238.8
Total	1,498,451	$36.59	1,498,451	$238.8

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended September 30, 2013 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2013 and 2012; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	November 5, 2013	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	November 5, 2013	By:	/s/ John Worth
John Worth
Chief Financial Officer