Form 10-K
period 2013-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2014-02-20
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________

Form 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-31909
 ____________________________________________________________
ASPEN INSURANCE HOLDINGS LIMITED
(Exact name of registrant as specified in its charter)

Bermuda	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

141 Front Street Hamilton, Bermuda	HM 19
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(441) 295-8201

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, 0.15144558¢ par value	New York Stock Exchange, Inc.
7.401% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.
7.250% Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.
5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares	New York Stock Exchange, Inc.
Securities registered pursuant to Section 12(b) of the Exchange Act: None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2013, was approximately $2.4 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2013.
As of February 14, 2014, there were 65,138,273 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Aspen Holdings and Subsidiaries
Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its subsidiaries, Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen (US) Holdings Limited (“Aspen U.S. Holdings Ltd.”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Bermuda Limited (“Aspen Bermuda”, formerly Aspen Insurance Limited), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America CA, LLC (“ARA - CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”), APJ Continuation Limited. (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”), Aspen Recoveries Limited (“Aspen Recoveries”), Aspen Capital Management, Ltd (“ACM”), Silverton Re Ltd. (“Silverton”), Aspen Capital Advisors Inc (“ACA”), Peregrine Reinsurance Ltd (“Peregrine”), Aspen Cat Fund Limited (“ACF”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC and AUL, as corporate member of Syndicate 4711, are our principal operating subsidiaries and each referred to herein as an “Operating Subsidiary” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds,” “GBP” or “£” are to the lawful currency of the United Kingdom and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.
Forward-Looking Statements
This Form 10-K (this “report”) contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and the differences could be significant. The risks, uncertainties and other factors set forth below and under Item 1A, “Risk Factors” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•	the assumptions and uncertainties underlying reserve levels that may be impacted by future payments for settlements of claims and expenses or by other factors causing adverse or favorable development;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the highly competitive insurance and reinsurance industry;

•
increased competition from existing insurers and reinsurers and from alternative capital providers and insurance-linked funds and collateralized special purpose insurers on the basis of pricing, capacity, coverage terms, new capital, binding authorities to brokers, or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	changes in general economic conditions, including inflation, deflation, foreign currency exchange rates, interest rates and other factors that could affect our financial results;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	our ability to adequately model and price the effects of climate cycles and climate change;

•	any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the effectiveness of our risk management loss limitation methods, including our reinsurance purchasing;

•
changes in the total industry losses, or our share of total industry losses, resulting from past events such as the German hailstorms, floods and other catastrophes in 2013, Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010 and 2011, and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of one or more large losses from events other than natural catastrophes or by an unexpected accumulation of attritional losses;

•	the impact of acts of terrorism, acts of war and related legislation;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth economic environment in many of the countries in which we operate;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	a decline in our Operating Subsidiaries’ ratings with Standard & Poor’s Ratings Services (“S&P”), A.M. Best Company Inc. (“A.M. Best”) or Moody’s Investors Service Inc. (“Moody’s”);

•	the failure of our reinsurers, policyholders, brokers or other intermediaries to honor their payment obligations;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	our reliance on the assessment and pricing of individual risks by third parties;

•	our dependence on a few brokers for a large portion of our revenues;

•	the persistence of heightened financial risks, including excess sovereign debt, the banking system and the Eurozone debt crisis;

•
changes in our ability to exercise capital management initiatives (including our share repurchase program) or to arrange banking facilities as a result of prevailing market conditions or changes in our financial position;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	changes in accounting principles or policies or in the application of such accounting principles or policies;

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom;

•	loss of one or more of our senior underwriters or key personnel;

•	our reliance on information and technology and third-party service providers for our operations and systems; and

•	increased counterparty risk due to the credit impairment of financial institutions.
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
The foregoing review of important factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this report. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, or to disclose any difference between our actual results and those reflected in such statements.
If one or more of these or other risks or uncertainties materialize or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. Any forward-looking statements you read in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the points made above. You should specifically consider the factors identified in this report which could cause actual results to differ before making an investment decision.

PART I

Item 1.	Business
General
We are a Bermudian holding company, incorporated on May 23, 2002, and conduct insurance and reinsurance business through our Principal subsidiaries in three major jurisdictions: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty and AAIC (United States). Aspen U.K. also has branches in Paris (France), Zurich (Switzerland), Dublin (Ireland), Cologne (Germany), Singapore, Australia and Canada. We operate in the global markets for property and casualty insurance and reinsurance.
For the year ended December 31, 2013, we wrote $2,646.7 million in gross premiums and at December 31, 2013 we had total capital employed, including long-term debt, of $3,898.6 million.
Our corporate structure as at February 15, 2014 was as follows:

Aspen Insurance Holdings Limited (Bermuda Holdings Company)
Aspen (US) Holdings Limited (UK Company)
Aspen Capital Advisors Inc. (DE)
Aspen Bermuda Limited (Bermuda Operating Company)
Acorn Limited (Bermuda Company)
Aspen Underwriting Limited (Lloyd's Corporate Member)
Aspen (UK) Holdings Limited (UK Holdings Company)
Silverton Re Ltd. (Bermuda special purpose vehicle)
Aspen Capital Management, Ltd (Bermuda Company)
Peregrine Reinsurance Ltd (Bermuda Company)
Aspen Cat Fund Limited (Bermuda Company)
Aspen Managing Agency Limited (Managing Agent to Lloyd's Syndicate 4711)
APJ Continuation Limited (UK)
APJ Asset Protection Jersey Limited (Jersey)
Aspen UK Syndicate Services Limited (UK)
Aspen Risk Management Limited (UK Company)
Aspen Recoveries Limited (UK Company)
Aspen U.S. Holdings Inc. (US Holdings Company (DE))
Aspen Insurance UK Limited (UK Operating Company)
Aspen Insurance UK Services Limited (Employment Services to UK)
AIUK Trustees Limited (UK Pension Trustee)
Aspen Insurance U.S. Services Inc. (Employment Services to US (DE))
Aspen Specialty Insurance Solutions, LLC (Surplus Lines Brokerage Company (CA))
Aspen Specialty Insurance Company (Surplus Lines Insurance Company (ND))
Aspen Specialty Insurance Management, Inc. (Surplus Lines Brokerage Management Company (MA))
Aspen Re America, Inc. (Reinsurance Intermediary (DE))
Aspen Re America CA, LLC (Reinsurance Intermediary (CA))
Aspen Re America Risk Solutions LLC (Insurance Brokerage and Management Company (CT))
Aspen American Insurance Company (Texas Admitted Company (TX))

We manage our insurance and reinsurance businesses as two distinct underwriting segments, Aspen Insurance and Aspen Reinsurance (“Aspen Re”), to enhance and better serve our global customer base.
Our insurance segment is comprised of property insurance, casualty insurance, marine, aviation, energy and construction insurance, financial and professional lines insurance and programs business. The insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance and President of U.S. Insurance, and Rupert Villers, Chairman of Aspen Insurance and President of International Insurance. Our reinsurance segment is comprised of property reinsurance (catastrophe and other), casualty reinsurance and specialty reinsurance. The reinsurance segment is led by James Few, Chief Executive Officer of Aspen Re and Brian Boornazian, Chairman of Aspen Re.

In our insurance segment, property and casualty business is written primarily in the London Market through Aspen U.K. and in the U.S. through AAIC and Aspen Specialty (both on an admitted and excess and surplus lines basis). Our marine, aviation, energy and construction insurance and financial and professional lines insurance business are written mainly through Aspen U.K. and AUL, which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL, with some of the lines also written in the U.S. through ASIC and AAIC.
In reinsurance, property reinsurance business is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in Bermuda, London, Paris, Singapore, Cologne, the U.S. and Zurich. The property reinsurance business written in the U.S. is written exclusively by Aspen Re America and ARA - CA as reinsurance intermediaries with offices in Connecticut, Illinois, Florida, New York, Georgia and California.
Casualty reinsurance is mainly assumed by Aspen U.K. and written by teams located in London, Zurich, Singapore and the U.S. A small number of casualty reinsurance contracts are written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America.
Specialty reinsurance is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in London, Zurich, the U.S. and Singapore. A small number of specialty reinsurance contracts are written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America.
In addition, Aspen Re established Aspen Capital Markets in April 2013 to expand its participation in the alternative reinsurance market. The focus of the team is to develop alternative reinsurance structures to leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets and provide investors direct access to its underwriting expertise. In such regard, we established a sidecar, Silverton, in 2013 to attract third-party capital and to provide additional collateralized capacity to support Aspen Re’s global reinsurance business.
Our Business Strategy
We are a diversified, well-capitalized and strongly rated company, providing carefully tailored underwriting solutions in select markets. We aim to identify and respond swiftly to emerging opportunities and to operate across a wide range of geographies and specialist business lines. This approach, underpinned by effective risk management, has enabled us to broaden our earnings stream and reduce exposure to any particular risk or event.  We are both an insurer and reinsurer of specialty and similar lines and trade under two distinct brands — Aspen Re and Aspen Insurance.
We write insurance and reinsurance across three main marketplaces, Bermuda, U.K. and the U.S.  We also have branches in Dublin, Paris, Singapore, Zurich, Australia, Canada and Cologne.
Our main aim is to give our shareholders a strong return on their investment.  In order to help achieve this, we aim to grow the Company over time.  Growth may be organic within existing lines, by recruitment of underwriters with complementary skills and experience or by acquisition. Our key evaluation criteria for any acquisition proposal will include strategic fit, financial attractiveness, manageable execution risks and consistency with our risk appetite.
Key strategies for Aspen Re.  We offer reinsurance for property, casualty and specialty risks as further described below. From time to time, the underwriting cycle allows us to deploy additional capacity on a more opportunistic basis and a key part of our strategy is to maintain the ability to identify special situations and take advantage of them when they arise.
In 2013, Aspen Re established Silverton, a Bermuda domiciled special purpose insurer, formed to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. As a result of our partnership with the capital markets, Silverton is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Aspen Re.
Aspen Re’s largest market is the United States where we are well established and have solid market penetration. As such, there is less opportunity for significant near term growth. The markets in Latin America and Asia-Pacific have historically been less significant for Aspen Re, but we believe they offer significant growth potential, especially in the medium and longer-term, albeit from a smaller base.
We aim to maintain sufficient capital strength and access to capital markets to ensure that major losses can be absorbed and appropriately priced and to meet additional demand from existing or new clients.
Key strategies for Aspen Insurance.  From its London-market base, Aspen Insurance is a significant global market for energy, marine, aviation, financial, professional, specie and political risks and for excess casualty. This requires specialized expertise, innovative underwriting and the financial strength to offer meaningful capacity in these lines.

A core part of Aspen Insurance’s strategy is to create a profitable specialty insurer in the U.S. domestic market headquartered in New York. Our approach is highly focused and in the past four years we have hired teams with specialized focus on underwriting opportunities in specialty lines including onshore energy, inland marine and ocean risks, programs, certain financial and professional lines and surety. These are underwritten in addition to our established lines of property, general casualty and environmental liability. We have also invested significantly in terms of IT, actuarial resource, claims staff, legal, human resource and other functions in order to provide the right infrastructure on which to build our U.S. operations.
In addition to our U.S. and London-market insurance operations, we offer focused capacity from our Bermuda and Dublin operations for certain global casualty and management liability risks and from our Zurich branch we offer certain specialized risks within the Swiss market.
Business Portfolio Optimization.  We made strong progress on our business optimization initiatives in 2013.  First, we continued to execute a significant, controlled reduction of our U.S. excess and surplus lines open market wind and earthquake exposed U.S. property insurance account.  Second, our U.S. insurance teams continued to gain scale and this growth is driving meaningful operating leverage.  For 2014, we have also restructured both our ceded reinsurance and retrocessional arrangements to further optimize our underwriting capabilities.
Investment Management.  Our investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators. This includes thoughtfully and tactically adjusting the portfolio duration and asset allocation based on our views of interest rates, credit spreads and alternative investments. During 2013, we increased our allocation to equities by $200 million, allocated up to $200 million to BB-rated securities and funded a $200 million BBB-rated, emerging market debt (“EMD”) portfolio. As at December 31, 2013, 9.7% of the portfolio was allocated to these alternative investments.  These actions were in line with our strategy to diversify our portfolio and stabilize investment returns while keeping the portfolio within acceptable risk parameters.
Capital Management.  We continue to focus on capital management, and maintain our capital at an appropriate level as determined by our internal risk appetite and the financial strength required by our customers, regulators and rating agencies. We monitor and review our group and operating entities’ capital and liquidity positions on an ongoing basis, and allocate our capital in the most efficient way which may include investing in new business opportunities, rebalancing our investment portfolio within acceptable risk parameters and returning earnings to shareholders subject to market conditions.  In 2013, we repurchased $309.6 million of our ordinary shares.
Risk Management.  Aspen has a comprehensive risk management framework that defines the corporate risk appetite, risk strategy and the policies required to monitor, manage and mitigate the risk inherent in our business.  In so doing, we aim to comply with emerging regulations, corporate governance and industry best practice and monitor and take remedial action against six main risk objectives: (1) extreme losses falling within planned limits; (2) volatility of results falling within planned limits; (3) compliance with regulatory requirements; (4) preserving rating agency credit ratings; (5) maintaining solvency and liquidity; and (6) avoiding reputational risk.
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

The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Business Segment	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Reinsurance	$1,133.9	42.8%	$1,227.9	47.5%	$1,187.5	53.8%
Insurance	1,512.8	57.2	1,355.4	52.5	1,020.3	46.2
Total	$2,646.7	100.0%	$2,583.3	100.0%	$2,207.8	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and specialty). Our recently established Aspen Capital Markets adds collateralized capacity to our property catastrophe reinsurance line of business as in 2013 it focused entirely on property catastrophe business through the use of alternative capital.
The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$100.2	8.8%	$132.4	10.8%	$122.3	10.3%
Caribbean	9.7	0.9	8.2	0.7	9.5	0.8
Europe (excluding U.K.)	101.8	9.0	97.1	7.9	93.8	7.9
United Kingdom	15.6	1.4	26.9	2.2	27.3	2.3
United States & Canada (1)	466.2	41.1	528.6	43.0	547.4	46.1
Worldwide excluding United States (2)	53.0	4.7	62.9	5.1	61.8	5.2
Worldwide including United States (3)	331.7	29.3	316.6	25.8	274.3	23.1
Others	55.7	4.8	55.2	4.5	51.1	4.3
Total	$1,133.9	100.0%	$1,227.9	100.0%	$1,187.5	100.0%
_______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our reinsurance segment for the twelve months ended December 31, 2013, 2012 and 2011 are as follows:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property catastrophe reinsurance	$273.3	24.1%	$311.3	25.4%	$306.9	25.9%
Other property reinsurance	302.8	26.7	313.4	25.5	279.1	23.5
Casualty reinsurance	312.3	27.5	337.5	27.5	309.1	26.0
Specialty reinsurance	245.5	21.7	265.7	21.6	292.4	24.6
Total	$1,133.9	100.0%	$1,227.9	100.0%	$1,187.5	100.0%
 `1

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
In 2013, Aspen Re launched its first sidecar, Silverton, raising $65.0 million (of which $50.0 million was provided by third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. For the twelve months ended December 31, 2013, no premium was written by Silverton. However, in subsequent periods premium written by Silverton will be classified within property catastrophe reinsurance.
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
Proportional treaty reinsurance provides proportional coverage to the reinsured, meaning that, subject to event limits where applicable and ceding commissions, we pay the same share of the covered original losses as we receive in premiums charged for the covered risks. Proportional contracts typically involve close client relationships which include regular audits of the cedants’ data. Management responsibility for our risk solutions business, which wrote predominantly property insurance risks for a select group of U.S. program managers, was moved to the programs line of business in the insurance segment effective January 1, 2012.
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
Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, proportional and facultative basis and consists of U.S. treaty, international treaty and casualty facultative reinsurance. Our U.S. treaty business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability.
Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and proportional basis and consists of credit and surety reinsurance, agriculture reinsurance and other specialty lines. Our credit and surety reinsurance business consists of trade credit reinsurance, international surety reinsurance (mainly European, Japanese and Latin American risks) and a small political risks portfolio. Our agricultural reinsurance business is primarily written on a treaty basis covering crop and multi-peril business. Other specialty lines include reinsurance treaties and some insurance policies covering policyholders’ interests in marine, energy, aviation liability, space, contingency, terrorism, nuclear, personal accident and crop reinsurance.

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
Insurance
Our insurance segment consists of property insurance, casualty insurance, marine, aviation, energy and construction insurance, financial and professional lines insurance and programs business. On November 8, 2013 we announced that our property insurance and casualty insurance lines of business would be integrated into a combined property and casualty line for each of our U.S. and international operations.
The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$8.2	0.5%	$6.9	0.5%	$7.3	0.7%
Caribbean	4.7	0.3	4.0	0.3	2.9	0.3
Europe (excluding U.K.)	10.4	0.7	15.9	1.2	9.4	0.9
United Kingdom	150.8	10.0	141.7	10.5	118.4	11.6
United States & Canada (1)	713.4	47.2	578.3	42.7	328.2	32.2
Worldwide excluding United States (2)	92.7	6.1	88.8	6.6	95.7	9.4
Worldwide including United States (3)	495.7	32.8	494.2	36.4	424.4	41.6
Others	36.9	2.4	25.6	1.8	34.0	3.3
Total	$1,512.8	100.0%	$1,355.4	100.0%	$1,020.3	100.0%
_______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our insurance segment for the twelve months ended December 31, 2013, 2012 and 2011 are as follows:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property insurance	$236.0	15.6%	$239.7	17.7%	$202.3	19.8%
Casualty insurance	265.4	17.5	192.8	14.2	127.2	12.4
Marine, aviation, energy and construction insurance	523.4	34.6	530.9	39.2	432.2	42.4
Financial and professional lines insurance	335.3	22.2	271.6	20.0	230.5	22.6
Programs	152.7	10.1	120.4	8.9	28.1	2.8
Total	$1,512.8	100.0%	$1,355.4	100.0%	$1,020.3	100.0%
 Property Insurance:  Our property insurance line comprises U.S. and U.K. commercial property and construction business and is written on a primary, excess and program basis. Property insurance provides physical damage and business interruption coverage for losses arising from weather, fire, theft and other causes.
U.S. Property:  The U.S. commercial property team covers mercantile, manufacturing, municipal and commercial real estate business.
U.K. Property:  The U.K. commercial team’s client base is predominantly U.K. institutional property owners, small and middle market corporates and public sector clients.
Casualty Insurance:  Our casualty insurance line comprises commercial liability, global excess casualty, U.S. casualty insurance and environmental liability, written on a primary, excess, quota share, program and facultative basis.
Commercial Liability:  Commercial liability is primarily written in the U.K. and provides employers’ liability coverage and public liability coverage for insureds domiciled in the U.K. and Ireland.
Global Excess Casualty:  The global excess casualty line comprises large, sophisticated and risk-managed insureds worldwide and covers broad-based risks at high attachment points, including general liability, commercial and residential construction liability, life science, railroads, trucking, product and public liability and associated types of cover found in general liability policies in the global insurance market. It also includes a portfolio of U.K. and other non-U.S. employers’ liability and public liability coverage written through a managing general agent.
U.S. Casualty:  The U.S. casualty account primarily consists of lines written within the primary general liability and umbrella liability insurance sectors. Coverage on our general liability line is offered on those risks that are primarily miscellaneous, products liability, contractors (general contractors and artisans), real estate and retail risks and other general liability business.
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
Marine, Aviation, Energy and Construction Insurance:  Our marine, aviation, energy and construction insurance line comprises marine, energy and construction (“M.E.C.”) liability, energy physical damage, marine hull, specie, inland marine and ocean risks and aviation, written on a primary, excess, quota share, program and facultative basis.
M.E.C. Liability:  The M.E.C. liability business based in the U.K. includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides liability cover globally (including the U.S.) for companies in the oil and gas sector, both onshore and offshore and in the power generation and U.S. commercial construction sectors.
Onshore Energy Physical Damage: Our newly established M.E.C. property unit based in the U.S. underwrites a variety of U.S. onshore energy and construction sector classes of business with a focus on property covers.

Offshore Energy Physical Damage:  Energy physical damage provides insurance cover against physical damage losses in addition to Operators Extra Expenses (“OEE”) for companies operating in the oil and gas exploration and production sector.
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
Financial and Professional Lines Insurance:  Our financial and professional lines comprise financial and corporate risks, professional liability, management, credit and political risks, accident and specialty risks and surety risks, written on a primary, excess, quota share, program and facultative basis.
Financial and Corporate Risks:  Our financial institutions business is written on both a primary and excess of loss basis and consists of professional liability, crime insurance and directors’ and officers’ (“D&O”) cover, with the largest exposure comprising risks headquartered in the U.K., followed by Australia, the U.S. and Canada. We cover financial institutions including commercial and investment banks, asset managers, insurance companies, stockbrokers and insureds with hybrid business models. This account also includes a book of D&O insurance for commercial insureds located outside of the U.S. and a worldwide book of representations and warranties and tax indemnity business.
Professional Liability:  Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)), the U.K. and Switzerland and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and Canadian business while the U.S. team focuses on the U.S. We insure a wide range of professions including lawyers, accountants, architects and engineers. This account also includes a portfolio of technology liability and data protection insurance. The data protection insurance covers firms for first party costs and third party liabilities associated with their breach of contractual or statutory data protection obligations.
Credit and Political Risks:  The credit and political risks team writes business covering the credit and contract frustration risks on a variety of trade and non-trade related transactions, as well as political risks (including multi-year war on land cover). We provide credit and political risks cover worldwide, but with concentrations in a number of countries, such as Russia, China, Brazil, the Netherlands and United States.
Accident and Specialty Risks:  The accident and specialty risks team writes insurance designed to protect individuals and corporations operating in high-risk areas around the world, including covering the shipping industry’s exposure to acts of piracy. It also writes terrorism insurance and personal accident business.
Surety Risks:  Our surety team writes commercial surety risks, admiralty bonds and similar maritime undertakings including, but not limited to, federal and public official bonds, license and permits and fiduciary and miscellaneous bonds, focused on Fortune 1000 companies and large, privately owned companies in the U.S.
Programs:   Our programs business writes property and casualty insurance risks for a select group of U.S.-based program managers. These programs are managed as a distinct and separate unit within insurance. We work closely with our program managers to establish appropriate underwriting and processing guidelines and have established performance monitoring mechanisms.
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

Underwriting.   In 2013, our underwriting activities were managed in two product areas: reinsurance and insurance. Under our organizational structure, our insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance, and Rupert Villers, Chairman of Aspen Insurance. Our reinsurance segment is led by James Few, Chief Executive Officer of Aspen Re, and Brian Boornazian, Chairman of Aspen Re.
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

•	more complex risks may involve peer review by several underwriters and input from catastrophe risk management specialists, our team of actuaries and senior management;

•	in respect of catastrophe perils and certain other key risks, prepare aggregation reports for review by our senior management, which are reviewed quarterly by the Risk Committee; and

•	risks outside of agreed underwriting authority limits are referred to the Group Chief Executive Officer as exceptions for approval before we accept the risks.
Reinsurance Purchasing.  We purchase reinsurance and retrocession to limit and diversify our own risk exposure and to increase our own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss expenses from reinsurers.
We have reinsurance covers in place for many of our insurance lines of business, the majority of which are on an excess of loss basis. In 2014, we anticipate renewing much of the reinsurance protecting our insurance business that we bought in 2013 which is comprised of specific excess of loss reinsurance on portfolios of property insurance, casualty insurance, financial and professional insurance, aviation insurance and marine, energy and liability insurance. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We also have a limited number of proportional treaty arrangements on specific lines of business and we anticipate continuing with these in most instances.

In respect of our non-catastrophe book, in 2014 we expect to retain shares in most of our excess of loss and proportional reinsurance treaties. Of those selected treaties, we expect to retain shares of up to 80% of the cover, and this could equate to a saving of approximately $100 million of ceded reinsurance premium compared to our 2014 reinsurance program before taking into account these additional retained shares. In the event of a large loss or a series of losses, it is likely that we will retain a higher proportion of such loss(es) than would have occurred for the equivalent events in 2013.

With respect to natural perils coverage for insurance, for our onshore U.S. property insurance business, we bought excess of loss protection of $85 million for natural catastrophe events in 2013. For 2014, we have purchased a quota share providing natural catastrophe cover for a minimum of $107.5 million per event and increased the available excess of loss limit purchased to $93.3 million. For our offshore energy exposures, excluding Gulf of Mexico named hurricane losses, we bought catastrophe cover of $80 million excess of $20 million which expires on March 31, 2014.
 We also buy whole account protections to cover certain lines within our insurance and reinsurance business. We entered into various whole account retrocession agreements to protect our property insurance and reinsurance lines through 2013. Of the total $236 million of available limit purchased against frequency and severity of natural peril events available as at December 31, 2013: $100 million of limit was available for U.S. wind and earthquake first events and European wind and flood first events, attaching in non-consecutive tranches with the lowest attaching at $20 million for U.S. wind and earthquake; $160 million for European wind and $50 million for European flood. For our 2014 program, as at February 15, 2014, we have a total of $370 million of available limit purchased against frequency and severity of natural peril events: $133 million of limit is available for U.S. wind and earthquake first events and European wind and flood first events attaching in non-consecutive tranches with the lowest attaching at $20 million for U.S. wind and earthquake and $160 million for European wind and $50 million for European flood; $133 million of limit is available for Japanese wind and earthquake; and $50 million first event is available for natural perils losses in various territories outside the U.S., Europe and Japan.
In addition, in 2014, we have twelve-month reciprocal arrangements with three major reinsurers accepting Japanese earthquake exposure and ceding our exposures to windstorms and earthquakes in parts of the U.S. The total aggregate event limit available for windstorm is $136 million and $39 million for earthquake, responding on an index trigger (a market loss rather than the Company’s) basis.
Aspen Re also has a quota share protection up to $50 million for worldwide catastrophe losses as a result of its sidecar, Silverton and up to $40 million quota share protection in respect of certain excess of loss catastrophe risks.
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
Risk Governance
Board of Directors.  The Board of Directors of the Company (the “Board”) considers effective identification, measurement, monitoring, management and reporting of the risks facing our business to be key elements of its responsibilities and those of the Group Chief Executive Officer and management. Matters relating to risk management reserved to the Board include approval of the internal controls and risk management framework and any changes to the Group’s risk appetite statement. The Board also receives reports at each scheduled meeting from the Group Chief Risk Officer and the Chairman of the Risk Committee and training in risk management processes including the design, operation, use and limitations of the internal model. As a result of these arrangements and processes, the Board, assisted by management and the Board Committees, is able to exercise effective oversight of the operation of the risk management strategy described in “Risk Management Strategy” below.
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

Management Committees.  The Group also has a number of executive management committees which have oversight of certain risk management processes including the following:
Group Executive Committee:  This is the main executive committee responsible for advising the Group Chief Executive Officer on matters relating to the strategy and conduct of the business of the Group.
Capital and Risk Principles Committee:  The primary purpose of the Capital and Risk Principles Committee is to assist the Group Chief Executive Officer and the Group Chief Risk Officer in their oversight duties in respect of the design and operation of the risk management systems of the Group. In particular, it has specific responsibilities in relation to the Internal Model and for the establishment of risk limits for accumulating insurance exposures.
Reserve Committee:  This committee is responsible for managing reserving risk and making recommendations to the Group Chief Executive Officer and the Group Chief Financial Officer relating to the appropriate level of reserves to include in the Group’s financial statements.
Underwriting Committee:  The purpose of this committee is to assist the Group Chief Executive Officer in his oversight duties in respect of the management and control of underwriting risk, including oversight of the independent review of the quality of each team’s underwriting.
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

Risk Management Strategy
We operate an integrated enterprise wide risk management strategy designed to deliver shareholder value in a sustainable and efficient manner while providing a high level of policyholder protection. The execution of our integrated risk management strategy is based on:

•
the establishment and maintenance of a risk management and internal control system based on a three lines of defense approach to the allocation of responsibilities between risk accepting units (first line), risk management activity and oversight from other central control functions (second line) and independent assurance (third line);

•	identifying material risks to the achievement of the Group’s objectives including emerging risks;

•	the articulation at Group level of our risk appetite and a consistent set of risk limits for each material component of risk;

•	the cascading of risk limits for material risks to each Operating Subsidiary and, where appropriate, risk accepting business units;

•	measuring, monitoring, managing and reporting risk positions and trends;

•	the use, subject to an understanding of its limitations, of the Internal Model to test strategic and tactical business decisions and to assess compliance with the Risk Appetite Statement; and

•
stress and scenario testing, including reverse stress testing, designed to help us better understand and develop contingency plans for the likely effects of extreme events or combinations of events on capital adequacy and liquidity.

Risk Appetite Statement.  The Risk Appetite Statement is a central component of the Group’s overall risk management framework and is approved by the Board. It sets out, at a high level, how we think about risk in the context of our business model, Group objectives and strategy. It sets out boundary conditions for the level of risk we assume, together with a statement of the reward we aim to receive for this level of risk.
Our Risk Appetite Statement comprises the following components:

•	Risk preferences: a high level description of the types of risks we prefer to assume and those we prefer to avoid;

•	Return objective: the levels of return on capital we seek to achieve, subject to our risk constraints;

•	Volatility constraint: a target limit on earnings volatility; and

•	Capital constraint: a minimum level of risk adjusted capital.

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
Emerging risk:  The risk that events or issues not previously identified or fully understood impact the operations or financial results of the Group.
We classify insurance risk and market risk in pursuance of our underwriting and investment strategies as core risks, meaning that they are risks we intend to take with a view to making a return for shareholders as a consequence. Other risks are designated as ‘non-core’ risks and our strategy is to seek to reduce exposures to such risks to the extent it is practicable and economic to do so.
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
The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$298.2	26.3%	$338.9	27.6%	$309.9	26.1%
Marsh & McLennan Companies, Inc.	267.6	23.6	282.4	23.0	290.9	24.5
Willis Group Holdings, Ltd.	274.4	24.2	284.9	23.2	255.3	21.5
Others	293.7	25.9	321.7	26.2	331.4	27.9
Total	$1,133.9	100.0%	$1,227.9	100.0%	$1,187.5	100.0%

	Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012		Twelve Months Ended December 31, 2011
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$146.7	9.7%	$138.6	10.2%	$119.7	11.7%
Marsh & McLennan Companies, Inc.	130.4	8.6	126.0	9.3	126.6	12.4
Willis Group Holdings, Ltd.	107.1	7.1	105.6	7.8	100.1	9.8
Brownstone Agency	94.7	6.3	84.0	6.2	28.1	2.8
Miller Insurance Services, Ltd.	65.0	4.3	66.6	4.9	48.0	4.7
Amwins	58.9	3.9	57.0	4.2	37.9	3.7
Price Forbes & Partners Limited	57.0	3.8	51.1	3.8	36.8	3.6
Jardine Lloyd Thompson Ltd.	51.1	3.4	60.8	4.5	54.3	5.3
Ryan Specialty	50.6	3.3	45.4	3.3	12.1	1.2
Others	751.3	49.6	620.3	45.8	456.7	44.8
Total	$1,512.8	100.0%	$1,355.4	100.0%	$1,020.3	100.0%

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
Reserves
Loss & Loss Expense Reserves.  Under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), we are required to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. These loss reserves consist of the following:

•	case reserves to cover the cost of claims that were reported to us but not yet paid (“case reserve”);

•	incurred but not reported (“IBNR”) reserves to cover the anticipated cost of claims incurred but not reported and potential development of reported claims; and

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
In general terms, the IELR method is most appropriate for lines of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to override our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for lines of business in the casualty reinsurance segment. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our property treaty risk excess line of business in our reinsurance segment and marine hull line of business in our insurance segment. The Chain Ladder method is appropriate when there is a relatively stable pattern of loss emergence and a relatively large number of reported claims. Typical examples are the U.K. commercial property and U.K. commercial liability lines of business in the insurance segment. There are no differences between our year end and our quarterly reserving procedures in the sense that our actuaries perform the basic projections and analyses described above for each line of business.
While our actuaries calculate the IELR, BF and Chain Ladder methods for each line of business, they provide a range of ultimate losses (“ultimates”) within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies involve significant subjective judgments reflecting many factors such as, but not limited to; changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with underwriting, claims, legal and finance in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

Management through its Reserve Committees then reviews the range of actuarial estimates and any other evidence before selecting its best estimate of reserves for each line of business. Management may select outside the range provided by the actuaries but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amount to be recorded in the Company’s financial statements.
There are two Reserve Committees, one for each of the insurance and reinsurance segments. Common membership to both committees includes the Group Chief Risk Officer (the Chair), the Group Head of Risk and Group Chief Actuary, the Group Chief Financial Officer, the U.S. Insurance Chief Actuary, the Chairman of Aspen Insurance and the Chief Underwriting Officer of Aspen Re.
Each line of business is reviewed in detail by management, through its Reserve Committee, at least once a year; the timing of such reviews varies throughout the year. Additionally, for all lines of business, we review the emergence of actual losses relative to expectations every fiscal quarter. If warranted from this analysis, we may accelerate the timing of our detailed actuarial reviews.
We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. A 5% change in our net loss reserves equates to $217.3 million and represents 6.6% of shareholders’ equity at December 31, 2013.
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

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2013, 2012, 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 and prior.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	482.2	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6	3,540.6	4,098.6	4,280.7	4,346.2
Liability re-estimate as of:
One year later	420.2	1,029.6	1,797.6	2,244.3	2,557.8	2,702.6	2,988.2	3,448.3	3,961.2	4,173.0
Two years later	398.3	983.5	1,778.8	2,153.1	2,536.0	2,662.5	2,937.6	3,363.5	3,799.3
Three years later	381.2	952.1	1,726.4	2,114.8	2,480.0	2,621.4	2,858.2	3,275.3
Four years later	369.5	928.4	1,687.2	2,066.4	2,405.3	2,546.9	2,771.6
Five years later	365.0	910.5	1,641.2	2,008.1	2,342.7	2,489.9
Six years later	357.1	890.2	1,608.2	1,964.2	2,291.7
Seven years later	342.2	870.2	1,575.9	1,951.2
Eight years later	328.5	859.6	1,578.2
Nine years later	325.2	856.7
Ten years later	320.7

Cumulative redundancy	161.5	223.5	270.7	400.5	349.6	297.1	238.0	265.3	299.3	107.7
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	88.0	399.7	332.4	585.1	534.2	677.0	550.3	712.9	835.7	912.3
Two years later	152.6	452.5	766.9	914.8	990.9	1,081.0	1,076.4	1,103.3	1,314.0
Three years later	156.3	595.4	1,014.6	1,208.3	1,215.8	1,453.9	1,342.5	1,403.6
Four years later	217.7	634.4	1,225.5	1,347.7	1,497.3	1,599.7	1,557.6
Five years later	222.1	689.9	1,313.4	1,547.2	1,600.0	1,722.7
Six years later	238.0	719.7	1,434.9	1,605.0	1,658.2
Seven years later	246.6	755.7	1,483.5	1,629.1
Eight years later	259.7	765.2	1,490.8
Nine years later	265.8	772.2
Ten years later	272.8

The cumulative paid losses table, net of reinsurance recoveries, has been represented to reallocate reinsurance recoveries across years.

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	525.8	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1	3,820.5	4,525.2	4,779.7	4,678.9
Liability re-estimate as of:
One year later	455.4	1,260.0	3,048.3	2,739.9	2,883.3	3,041.9	3,338.3	3,773.6	4,396.4	4,636.8
Two years later	433.5	1,174.9	3,027.6	2,634.6	2,896.1	3,011.3	3,330.4	3,689.5	4,187.6
Three years later	403.7	1,157.4	2,957.4	2,625.9	2,853.5	2,994.3	3,260.4	3,589.0
Four years later	398.5	1,134.1	2,943.6	2,589.0	2,792.3	2,938.2	3,164.5
Five years later	393.5	1,118.4	2,909.5	2,541.3	2,733.1	2,874.8
Six years later	386.1	1,098.4	2,886.0	2,497.3	2,679.2
Seven years later	371.6	1,082.2	2,854.8	2,481.5
Eight years later	360.0	1,071.4	2,854.9
Nine years later	357.1	1,068.8
Ten years later	355.9

Cumulative redundancy (deficiency)	169.9	209.1	186.7	338.5	266.8	195.5	166.6	231.5	337.6	142.9
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
We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2013, our investments consisted of a diversified portfolio of fixed income securities, global equities and money market funds.
For 2013, we engaged BlackRock Financial Management Inc., Alliance Capital Management L.P., Deutsche Investment Management Americas Inc., Pacific Investment Management Company LLC, Goldman Sachs Asset Management L.P. and Conning Asset Management Limited to provide investment advisory and management services for our portfolio of fixed income and equity assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.
The total return of our aggregate investment portfolio including cash and cash equivalents for the twelve months ended December 31, 2013 was 0.5% (2012 — 2.9%). Total return is calculated based on total net investment return, including interest on cash equivalents and any change in unrealized gains/losses on our investments, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2013.
Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks.
We continue to maintain our $1.0 billion interest rate swaps program to mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. The interest rate swaps effectively reduce the fixed income portfolio duration by 0.33 years. At December 31, 2013, the fixed income portfolio duration was 3.17 years including the impact of the interest rate swaps and 3.50 years excluding the impact of the interest rate swaps. At December 31, 2012, the fixed income portfolio duration was 3.00 years excluding the impact of the interest rate swaps and 2.47 years including the impact of the interest rate swaps. As of December 31, 2013, the fixed income portfolio book yield was 2.74% compared to 2.88% as of December 31, 2012.
We employ several third-party investment managers to manage our fixed income assets. We agree separate investment guidelines with each investment manager. These investment guidelines cover, among other things, counterparty limits, credit quality, and limits on investments in any one sector. We expect our investment managers to adhere to strict overall portfolio credit and duration limits to ensure that a minimum “AA-” credit rating for the aggregate fixed income portfolio is maintained.
BB Securities.  In September 2012, we established a bespoke portfolio to invest in U.S. Dollar BB High Yield bonds (“BB High Yield Bonds”) and in October 2012 amended the portfolio guidelines to allow investment in U.S. Dollar BB Bank Loans (“BB Bank Loans”). As of December 31, 2013, the portfolio had $26.5 million invested in BB High Yield Bonds and $69.1 million in BB Bank Loans which are classified as trading and reported below in corporate and bank loans.
Emerging Market Debt Portfolio. As we continued to be in a low interest rate environment, in August 2013, we invested in a $200.0 million BBB rated EMD portfolio, which is classified as trading and reported below in both corporate and in foreign government securities.
The following presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities as at December 31, 2013 and 2012:

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,004.7	$21.2	$(5.5)	$1,020.4
U.S. Agency	258.5	11.4	(0.8)	269.1
Municipal	32.3	0.9	(0.4)	32.8
Corporate	2,005.6	82.5	(18.7)	2,069.4
Non-U.S. Government-backed Corporate	83.4	1.4	(0.2)	84.6
Foreign Government	772.0	11.2	(4.3)	778.9
Asset-backed	119.8	2.8	(0.3)	122.3
Non-agency Commercial Mortgage-backed	56.9	5.7	—	62.6
Agency Mortgage-backed	1,116.7	30.6	(18.3)	1,129.0
Total Fixed Income Maturities — Available for Sale	5,449.9	167.7	(48.5)	5,569.1
Total Short-term Investments — Available for Sale	160.3	—	—	160.3
Total Equity Securities — Available for Sale	112.2	37.8	(0.5)	149.5
Total	$5,722.4	$205.5	$(49.0)	$5,878.9

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. Agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. Government-backed Corporate	98.0	3.1	—	101.1
Foreign Government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency Commercial Mortgage-backed	61.7	9.4	—	71.1
Agency Mortgage-backed	1,116.1	61.2	(0.1)	1,177.2
Total Fixed Income Maturities — Available for Sale	5,228.5	330.0	(1.2)	5,557.3
Total Short-term Investments — Available for Sale	431.5	—	—	431.5
Total Equity Securities — Available for Sale	174.0	28.2	(2.1)	200.1
Total	$5,834.0	$358.2	$(3.3)	$6,188.9
The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income maturities, short-term investments and equity securities as at December 31, 2013 and 2012:

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$22.7	$—	$(0.7)	$22.0
U.S. Agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	469.8	10.3	(5.3)	474.8
Foreign Government	136.5	1.2	(1.5)	136.2
Asset-backed	12.7	0.1	—	12.8
Bank Loans	69.1	0.3	(0.3)	69.1
Total Fixed Income Maturities — Trading	712.1	11.9	(7.8)	716.2
Total Short-term Investments — Trading	—	—	—	—
Total Equity Securities — Trading	281.6	34.0	(4.7)	310.9
Total Catastrophe Bonds — Trading	5.8	—	—	5.8
Total	$999.5	$45.9	$(12.5)	$1,032.9

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$9.3	$0.2	$(0.1)	$9.4
U.S. Agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign Government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9
Total Fixed Income Maturities — Trading	431.6	24.9	(0.4)	456.1
Total Short-term Investments — Trading	2.4	—	—	2.4
Total	$434.0	$24.9	$(0.4)	$458.5

As at December 31, 2013, we held 674 fixed maturities (December 31, 2012 — 111 fixed maturities) in an unrealized loss position with a fair value of $1,909.7 million (2012 — $376.1 million) and gross unrealized losses of $48.5 million (2012 — $1.2 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.
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
Foreign Government Securities.  Foreign government securities are composed of bonds issued and guaranteed by foreign governments such as the U.K., Australia, Canada, France and Germany.
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
Short-Term Investments.  Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are held as part of our investment portfolio. Short-term investments are classified as either trading or available for sale according to the facts and circumstances of the investment held, and carried at estimated fair value.
Equity Securities.  Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio invests in global equity securities with attractive dividend yields. As at December 31, 2013, we held $149.5 million of equities in our available for sale portfolio and $310.9 million of equities in our trading portfolio.
Catastrophe Bonds. Catastrophe bonds are variable rate fixed income investments with redemption values adjusted based on the occurrence of a covered event usually windstorms and earthquakes.
Interest rate swaps.  As at December 31, 2013, we held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2012 — $1.0 billion) that are due to mature between August 4, 2014 and November 9, 2020. The interest rate swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 6 of our consolidated financial statements, “Investments,” and Note 7 of our consolidated financial statements, “Fair Value Measurements.”
For additional information concerning Other-than-temporary Impairment of Investments, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Competition
The insurance and reinsurance industries are highly competitive. We compete with major U.S., U.K., European and Bermudian insurers and reinsurers and underwriting syndicates from Lloyd’s, some of which have greater financial, marketing and management resources than us. We compete with insurers that provide property and casualty-based lines of insurance and reinsurance, some of which may be more specific to a particular product or geographical area. Given the influx of third-party capital into the reinsurance market, we also compete with capital market participants that create alternative products that are intended to compete with traditional reinsurance products, including funds such as Nephila and Aeolus.
In our reinsurance segment, we compete principally with Arch Capital Group Ltd., Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group Limited, Lancashire Holdings Limited, Montpelier Re Holdings Limited, PartnerRe Ltd., Platinum Underwriters Holdings Ltd., Renaissance Re Holdings Ltd., Validus Holdings Ltd., XL Capital Ltd. and various Lloyd’s syndicates.
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

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of insurance and reinsurance companies and are important to our ability to market and sell our products. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2013 and February 15, 2014, our Operating Subsidiaries were rated as follows:

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
Employees
As of December 31, 2013, we employed 945 persons through the Company and our subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.
As at December 31, 2013 and 2012, our employees were located in the following countries:

Country	As at December 31, 2013	As at December 31, 2012
United Kingdom	510	450
United States	318	272
Bermuda	48	48
Switzerland	36	35
Singapore	14	14
Ireland	11	8
France	5	5
Germany	3	3
Total	945	835

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
The Insurance Act requires Aspen Bermuda to appoint and maintain a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for filing the annual Statutory Financial Return and Capital and Solvency Return. The principal representative is also responsible for notifying the BMA where the principal representative believes there is a likelihood of the insurer becoming insolvent or that a reportable “event” under the Insurance Act has, to the principal representative’s knowledge, occurred or is believed to have occurred. Peregrine and Silverton are registered as special purpose insurers licensed to carry on special purpose business under the Insurance Act. Special purpose business is defined under the Insurance Act as insurance business under which an insurer fully funds its liabilities to the persons insured through (a) the proceeds of any one or more of (i) a debt issuance where the repayment rights of the providers of such debt are subordinated to the rights of the person insured, or (ii) some other financing mechanism approved by the Authority; (b) cash; and (c) time deposits. ACM is registered under the Insurance Act as an insurance manager and as an insurance agent.
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
Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of Aspen Bermuda, Peregrine and Silverton if it believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct Aspen Bermuda, Peregrine and Silverton to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of Aspen Bermuda, Peregrine and Silverton becoming insolvent, or being in breach of the Insurance Act, or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct Aspen Bermuda, Peregrine and Silverton: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a controller or officer; and/or (ix) to file a petition for the winding up of the insurer.
Restrictions on Dividends and Distributions.  Aspen Bermuda, Peregrine, Silverton and Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
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
As a Class 4 Insurer, Aspen Bermuda is also required to meet a minimum margin of solvency being equal to the greater of:
(a) $100,000,000;
(b) 50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written) in its current financial year; or
(c) 15% of net losses and loss expense reserves; or
(d) 25% of the ECR, which came into effect on January 1, 2014.
The BMA has also introduced a three tiered capital system for Class 4 insurers and insurance groups designed to assess the quality of capital resources that an insurer has available to meet its capital requirements. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital. Only capital or percentages of capital in certain Tiers may be used to support an insurer’s minimum solvency margin, ECR or TCL. The implementation of the ECR for insurance groups came into effect on January 1, 2014.
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
The Insurance Act provides that Peregrine and Silverton as insurers conducting special purpose business are required to maintain a minimum solvency margin by which the value of the special purpose business assets must exceed its special purpose business liabilities by at least $1.00.
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
Special Purpose Insurer (“SPI”). An SPI may only enter into contracts, or otherwise assume obligations, that are solely necessary for it to give effect to the special purpose for which it has been established. An SPI must ensure that, to the extent that more than one insurance or reinsurance contract is in place within the SPI, each of the insurance or reinsurance contracts is structured so that the SPI is fully funded for each contract. An SPI is subject to a more streamlined application and ongoing supervisory process by the BMA than other licensed insurers in Bermuda because it is fully funded to meet its insurance or reinsurance obligations, and therefore, is deemed “bankruptcy remote.” Peregrine and Silverton, as SPIs, are fully funded to meet their insurance and reinsurance obligations.
Change of Controller and Officer Notifications.  Under the Insurance Act, each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming a shareholder controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda, Peregrine and Silverton within 45 days of becoming such a controller. The BMA may serve a notice of objection on any shareholder controller of Aspen Bermuda, Peregrine and Silverton if it appears to the BMA that the person is no longer fit and proper to be such a controller. Aspen Bermuda is required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Aspen Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda. Peregrine and Silverton are required to file with the annual statutory financial statements a list of every person who has become or ceased to be a shareholder controller or director during the financial year.
Each of Aspen Holdings and Aspen Bermuda are required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
The Bermuda Insurance Code of Conduct.  The BMA implemented the Insurance Code of Conduct (the “Bermuda Insurance Code”), effective July 1, 2010.
The Bermuda Insurance Code is divided into six categories, including:
(1) Proportionality Principle;
(2) Corporate Governance;
(3) Risk Management;
(4) Governance Mechanism;
(5) Outsourcing; and
(6) Market Discipline and Disclosure.
These categories contain the duties, requirements and compliance standards to be adhered to by all insurers.
Group Supervision.  The BMA has implemented a framework for group supervision. The BMA is the group supervisor of the Aspen group of companies and has designated Aspen Bermuda as the designated insurer. Key elements of the framework for group supervision are:

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

U.K. and E.U. Regulation
General. On April 1, 2013,  the former UK financial services regulator, the Financial Services Authority (the “FSA”) was superseded by the Prudential Regulatory Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). A memorandum of Understanding sets out a high level framework that the PRA and the FCA will use to coordinate and cooperate in carrying out their respective responsibilities under the Financial Services and Markers Act 2000 (“FSMA”) and the Financial Services Act 2012 (“FS Act”). Pursuant to FSMA, as amended by the FS Act:

•	the PRA became responsible for prudential regulation of banks, building societies, credit unions, insurers and major investment firms. The PRA’s role is defined in terms of two statutory objectives:
(a) to promote the safety and soundness of these firms; and
(b) specifically for insurers, to contribute to the securing of an appropriate degree of protection for those who are, or may become, policyholders.

•
the FCA became responsible for the regulation of financial services firms’ conduct of business. The FCA’s strategic objective is to ensure that the relevant markets function well and this is supported by three operational objectives;

(a) to secure an appropriate degree of protection for consumers;
(b) to protect and enhance the integrity of the UK financial system; and

(c) to promote effective competition in the interests of consumers.
Aspen U.K. is authorized by the PRA to effect and carry out contracts of insurance (which includes reinsurance) in the U.K. in all classes of general (non-life) business and is regulated by both the PRA and the FCA for prudential and conduct of business matters respectively. As Aspen U.K is a dual regulated firm there will be circumstances where the PRA will need to seek consent from the FCA on certain administrative and supervisory processes.
An insurance company with authorization to write insurance business in the U.K. may provide cross-border services in other member states of the European Economic Area (“EEA”) subject to having notified the appropriate EEA host state regulator via the PRA prior to commencement of the provision of services and the appropriate EEA host state regulator not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state. Aspen U.K. notified the PRA (formerly the FSA) of its intention to write insurance and reinsurance business in other EEA member states. As a result, Aspen U.K. is licensed to write insurance business under the “freedom of services” and under the “freedom of establishment” rights contained in the European Council’s Insurance Directives within EEA member states and as a general insurer is able to carry out reinsurance business on a cross-border services basis across the EEA. The PRA is now responsible for prudential regulation of Aspen U.K.’s European branches and the FCA and the appropriate EEA host state regulators are responsible for the conduct of business regulation of those branches.
The PRA and the FCA have extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The PRA and the FCA have power, among other things, to enforce and take disciplinary measures in respect of breaches of their rules by authorized firms and approved persons.
Supervision.  The PRA visited Aspen U.K. in May 2013 and carried out a periodic summary meeting. The PRA highlighted in its report a small number of areas where it intended to perform additional work, none of which are deemed to be material.
Restrictions on Dividend Payments.  The company law of England and Wales prohibits Aspen U.K. or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each insurance company within its jurisdiction to maintain its solvency margin at all times. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K.
Solvency Requirements.  Aspen U.K. is required to maintain a margin of solvency at all times, the calculation of which depends on the type and amount of insurance business written. The method of calculation of the solvency margin (or “capital resources requirement”) is set out in the PRA’s Prudential Sourcebook for Insurers, and for these purposes, all assets and liabilities are subject to specific valuation rules.
In addition to its required minimum solvency margin, each insurance company is required to calculate an ECR, which is a measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to a company’s business profile which includes capital charges based on assets, claims and premiums. An insurer is also required to maintain financial resources which are adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment (“ICA”). As part of the ICA, the insurer is required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The PRA may give individual capital guidance to insurers and reinsurers following receipt of ICAs. If the PRA considers that there are insufficient capital resources it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer. Additionally, Aspen U.K. is required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance branch in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements.
An insurer that is part of a group is also required to perform and submit to the PRA a solvency margin calculation return in respect of its ultimate parent undertaking, in accordance with the PRA’s rules. This return is not part of an insurer’s own solvency return and is not publicly available. Although there is no requirement for the parent undertaking solvency calculation to show a positive result where the ultimate parent undertaking is outside the EEA, the PRA may take action where it considers that the solvency of the U.K. insurance company is or may be jeopardized due to the group solvency position. Further, an insurer is required to report in its annual returns to the PRA all material related party transactions (e.g., intra-group reinsurance, whose value is more than 5% of the insurer’s general insurance business amount).
An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. The anticipated implementation date of this legislation was originally January 1, 2014; however, in the light of delays in parliamentary process within Europe, the Solvency II implementation date has been postponed and is now expected to be January 1, 2016. For more information regarding the risks associated with Solvency II, please refer to Item 1A, “Risk Factors.”
Change of Control.  The PRA and the FCA regulate the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under FSMA. Any company or individual that (together with any person with whom it or he is “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the PRA and the FCA of his intention to do so. The PRA and the FCA would then have sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. or AMAL (as relevant) by the PRA and the FCA. Failure to make the relevant prior application would constitute criminal offense. A person who is already deemed to have “control” will require prior approval of the PRA and the FCA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.
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
Supervision.  Currently, the PRA assumes regulatory authority for prudential regulation of the Swiss reinsurance branch, while FINMA assumes regulatory authority over the insurance branch. FINMA has not conducted a review of the Swiss insurance branch of Aspen U.K.
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
Supervision.  The MAS conducted a review in December 2013 of the Singapore branch of Aspen U.K. No material issues were identified.
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
Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in November 2009. No material issues were identified. Subsequent to this visit Aspen U.K. has had regular meetings with OSFI and no material issues have been raised.

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
Supervision.  APRA undertook a review of Aspen U.K.’s Australian branch in June 2013. No material issues were identified.
For additional information on our branches, refer to Note 19(a) of our consolidated financial statements, “Commitments and Contingencies — Restricted Assets.”
Other Regulated Firms

General. AUSSL (previously APJ Services Limited) and ARML are authorized and regulated by the FCA. Both companies are subject to a separate prudential regime and other requirements for insurance intermediaries under the FCA Handbook.
Lloyd’s Regulation
General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is a Lloyd’s corporate member. Our Lloyd’s operations are authorized by the PRA and regulated by the FCA and the PRA. AMAL received FSA authorization on March 28, 2008. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. AMAL received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The PRA and the FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K. Lloyd’s market is authorized by the PRA and regulated by both the PRA and the FCA and is required to implement certain rules prescribed by the PRA and the FCA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and the FCA directly monitors Lloyd’s managing agents’ compliance with their own regulatory requirements. If it appears to the PRA or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, they may intervene in accordance with their powers under the FSMA. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AMAL and their respective directors, are subject to the Lloyd’s supervisory regime.
Supervision.  AMAL was in scope for the PRA period summary review meeting performed in May 2013. The PRA highlighted in its report a small number of areas where it intended to perform additional work, none of which were deemed to be material.
Solvency Requirements.  Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the ICA regime of the PRA as noted above. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. This margin can have the effect of reducing the amount of funds available to distribute as profits to the member or increasing the amount required to be funded by the member to cover its solvency margin.
Restrictions.   A Reinsurance to Close (“RITC”) is a reinsurance contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium. A RITC is put in place after the third year of operations of a syndicate year of account. If the managing agency concludes that an appropriate RITC for a syndicate that it manages cannot be determined or negotiated on commercially acceptable terms in respect of a particular underwriting year, the underwriting year must remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.
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
If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2014 underwriting year is $554.8 million (2013 underwriting year — $486.7 million). Above this level, it requires consent of members voting at a general meeting.
States of Jersey Regulation
General.  On March 22, 2010, we purchased APJ Jersey, a Jersey registered insurance company, which is subject to the jurisdiction of the Jersey Financial Services Commission (“JFSC”). The JFSC sets the solvency regime for those insurance companies under its jurisdiction. APJ Jersey holds funds in excess of the minimum requirement.
Supervision.  JFSC undertook a review of APJ Jersey in March 2013. No material matters were identified.
U.S. Regulation
General. AAIC is a Texas-domiciled insurance company and is licensed to write insurance on an admitted basis in 50 U.S. states, the District of Columbia and the U.S. Virgin Islands.
We write surplus lines policies on an approved, non-admitted basis through Aspen Specialty and Aspen U.K. Aspen Specialty is an insurance company domiciled and licensed in North Dakota and is therefore subject to North Dakota laws and regulations applicable to domestic insurers. Aspen Specialty is not licensed in any other state, however it is eligible to write surplus lines policies on a non-admitted basis in 49 U.S. states and the District of Columbia. Aspen Specialty accepts business only through surplus lines brokers and does not market directly to the public.
As noted above, Aspen U.K. is not licensed in any state, however it is an alien insurer eligible to write surplus lines business in certain states. Aspen U.K. appears on the Quarterly Listing of the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As of December 31, 2013, Aspen U.K.’s surplus lines trust fund was $146.6 million. As noted above, we participate in the Lloyd’s market through our ownership of AMAL and AUL; AMAL is the managing agent for Syndicate 4711, and AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Syndicate 4711 also appears on the IID.
Following the enactment of the Non-Admitted and Reinsurance Reform Act (the “NRRA”) as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 22, 2011, no U.S. state can prohibit a surplus lines broker from placing business with a non-admitted insurer domiciled outside the U.S., such as Aspen U.K., that appears on the IID. As a matter of U.S. federal law, this means that Aspen U.K. should be eligible in every U.S. state, even in states where Aspen U.K. had not previously been an eligible surplus lines insurer.
Certain jurisdictions also require annual requalification filings for Aspen U.K. to maintain its surplus lines eligibility. Such filings customarily include financial and related information, updated national and state-specific business plans, descriptions of reinsurance programs, updated officers’ and directors’ biographical affidavits and similar information. As a result of the Dodd-Frank Act, such state regulatory filings for non-U.S. surplus lines insurers should be eliminated. IID filing and eligibility requirements were amended in February 2012 and, among other changes, beginning January 1, 2013, new company applicants were required to report and continually maintain a capital and/or surplus amount of $45 million. This minimum capital/surplus requirement will apply to all IID listed companies, such as Aspen U.K., reporting year-end 2013 financial results to the IID.
Aspen Specialty and Aspen U.K. are subject to limited state insurance regulations in states where they are surplus lines eligible. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Aspen Specialty and Aspen U.K.’s surplus lines transactions. In addition, because it is not licensed under the laws of any U.S. state, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. may be subject to state-specific incidental regulations in areas such as those pertaining to post-disaster emergency orders, such as the post-Sandy moratorium on non-renewals and cancellations and mandatory mediation requirements in New York and New Jersey. We monitor all states for such activities and comply as necessary with pertinent legislation or insurance department directives, for all affected subsidiaries.

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
Aspen Re America is a Delaware corporation and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. ARA - CA is a California limited liability company and is licensed as a California reinsurance intermediary. Aspen Re America and ARA - CA both act as brokers for Aspen U.K. and do not currently serve as intermediaries for non-Aspen third parties or market directly to the public. Additionally, Aspen Re America has been approved by Lloyd’s as a service company for the purpose of accessing Brazilian reinsurance business for AMAL only.
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
The NAIC has recently adopted amendments to the model holding company law and regulations, expanding upon the regulation of holding company systems (the “Model HCA Amendments”). The Model HCA Amendments include the following: (i) annual submission of an enterprise risk report by the domestic insurer’s ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to such insurer; and (ii) prior notice of the proposed divestiture of a controlling interest in a domestic insurer. Therefore, to the extent such Model HCA Amendments are adopted by the states, Aspen Holdings will be required to file an enterprise risk report under applicable state law. With respect to Texas and North Dakota, only Texas has adopted the Model HCA Amendments in substantial part, but no enterprise risk report filing will be required by Texas from Aspen Holdings prior to 2015. Adoption of the Model HCA Amendments in other states such as North Dakota is expected by January 1, 2016, pursuant to certain NAIC guidelines.
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
AAIC and Aspen Specialty prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance laws and regulations require Aspen Specialty and AAIC to file statutory financial statements with insurance departments in every state where they are licensed. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies licensed in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of the domiciliary states under guidelines promulgated by the NAIC. AAIC and ASIC are currently undergoing Texas and North Dakota examinations. In addition, AAIC is currently subject to California and Washington state conduct exams.
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
Any dividend paid by Aspen Specialty and AAIC is paid to Aspen U.S. Holdings. Aspen U.S. Holdings must also meet its own dividend eligibility requirements in order to pass along any dividends received from as Aspen Specialty and AAIC.In particular, any dividend paid by Aspen U.S. Holdings must be declared out of surplus or net profits.
The dividend limitations imposed by North Dakota and Texas insurance laws are based on the financial results of the Company’s U.S. operating subsidiaries determined by using SAP accounting practices, which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. At December 31, 2013, Aspen Specialty and AAIC could pay a dividend without regulatory approval of approximately $10.1 million and $17.2 million, respectively.
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
Statutory Accounting Principles.  SAP is a basis of accounting developed to assist insurance regulators in monitoring and regulating the solvency of insurance companies. SAP is generally designed to report information in respect of an insurance company’s ability to meet its obligations to policyholders and claimants, and focuses on surplus adequacy. Accordingly, statutory accounting focuses on valuing assets and liabilities of insurers at financial reporting dates in accordance with appropriate insurance law and regulatory provisions applicable in each insurer’s domiciliary state.
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
The application of the SAP rules on AAIC and Aspen Specialty, established by the NAIC and adopted by the Departments of Insurance of the states, establishes, among other things, the amount of statutory surplus and statutory net income of our U.S. Operating Subsidiaries and thus determines, in part, the amount of funds they have available to pay as dividends to parent company entities.
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
Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to engage in the business of insurance in the U.S., although Aspen U.K. is eligible to write surplus lines business in 51 U.S. jurisdictions as an alien, non-admitted insurer. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers. We do not intend that Aspen Bermuda maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. However, Aspen Bermuda is authorized by the BMA to write excess casualty and management liability insurance business for U.S. insureds. This effectively means that U.S. insureds are able to go out of state directly to Aspen Bermuda to insure their risks without the involvement of a local surplus line broker. Aspen U.K. does not maintain an office in the U.S. but it reinsures U.S. primary risk and writes excess and surplus lines business as an eligible, but non-admitted, alien surplus lines insurer. It accepts business only through U.S. licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.
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
For its U.S. reinsurance activities, Aspen U.K. has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen U.K. to post contract-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities collateralized under this arrangement. The total market value of assets in the Aspen U.K. multi-beneficiary trust were $894.3 million at December 31, 2013 and $901.1 million at December 31, 2012, respectively. Aspen U.K. is currently an approved trusteed reinsurer in 49 U.S. jurisdictions. For its U.S. reinsurance activities, Aspen Bermuda has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen Bermuda to post contract specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s U.S. reinsurance liabilities collateralized under this arrangement. The total market value of assets in the Aspen Bermuda multi beneficiary-trust were $442.2 million and $295.3 million as at December 31, 2013 and 2012 respectively. Aspen Bermuda is an approved trusteed reinsurer in 50 U.S. jurisdictions.
As a result of the Dodd-Frank Act, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. In addition, several states have followed the lead set by Florida and New York by changing their credit for reinsurance laws and regulations so that qualifying non-admitted reinsurers meeting certain minimum rating and capital requirements would, upon application to the state Insurance Departments, be permitted to post less than the 100% collateral currently required. Aspen Bermuda has obtained approval to post reduced collateral in Florida and New York. We will continue to monitor developments in collateral reduction with a view to seeking approval to post reduced collateral in other relevant states over time.
Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes quarterly trust returns to the New York Department of Financial Services with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. As of December 31, 2013, Syndicate 4711 had $42.6 million held in trust for its surplus lines and $30.7 million held in trust for its reinsurance business.

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
Introduction
As with any publicly traded company, investing in our equity and debt securities carries risks. Our risk management strategy is designed to identify, measure, monitor and manage material risks that we can control and which could adversely affect our financial condition and operating results. We have invested significant resources to develop the appropriate risk management policies and procedures to implement this strategy. Nonetheless, the future business environment is intrinsically uncertain and difficult to forecast and our risk management methods may not be successful for this reason or because of other unintended weaknesses in our approach.
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
The incidence, severity and magnitude of such catastrophes are inherently unpredictable and our losses from catastrophes have been and can be substantial. The occurrence of large claims from catastrophic events or an unusual frequency of smaller losses may result in substantial volatility in, and materially affect, our financial condition, operating results for any fiscal quarter or year and our ability to write new business.
We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that climate change may increase the frequency and severity of severe weather events and flooding. Although we attempt to manage our exposure to these events through a multitude of approaches, including geographic diversification, geographical limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity, these management tools may not react in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our business, financial condition or operating results.
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
Global climate change may have a material adverse effect on our operating results and financial condition if we do not adequately assess and price for the increased frequency and severity of catastrophes resulting from these environmental factors.
Weather patterns, including the frequency and severity of severe weather events, are believed to be influenced by cyclical phenomena operating over periods of months or years.
For example, many observers believe that the Atlantic basin is in the active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer than average sea-surface temperatures and low wind shear, enhance hurricane activity. This increase in the number and intensity of tropical storms and hurricanes can span multiple decades (approximately 20 to 30 years). There have been greater than long term average numbers of Atlantic tropical storms and hurricanes in recent years although the impact on insurance losses is determined not by the number of overall storms, but by the number of storms making landfall in populated areas with high insured values.
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
Some of the more significant scenarios we have identified are terrorist attacks, fire, explosion or spill at a refinery or offshore oil and gas installation, a poison gas cloud, the collapse of a major office building, accidents at nuclear power stations, the collision of two ships and the loss of a passenger airplane.
These risks are inherently unpredictable. It is difficult to predict the frequency of events of this nature and to estimate the amount of loss that any given occurrence will generate. To the extent that losses from these risks occur, our financial condition and operating results could be materially adversely affected.
We could face unanticipated losses from war, terrorism and political unrest, and these or other unanticipated losses could have a material adverse effect on our financial condition, operating results and/or liquidity.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism and political instability. These risks are inherently unpredictable. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss an occurrence will generate. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. Even in cases where we have deliberately sought to exclude coverage, there can be no assurance that a court or arbitration panel will interpret policy language or otherwise issue a ruling favorable to us. Accordingly, we can offer no assurance that our reserves will be adequate to cover such losses should they materialize.
We have limited terrorism coverage in our own reinsurance program for exposure to catastrophe losses related to acts of terrorism. Furthermore, although the TRIEA (currently set to expire on December 31, 2014) provides benefits in the event of certain acts of terrorism, those benefits are subject to a deductible and to other limitations. Under TRIEA, once our losses attributable to certain acts of terrorism exceed 20% of our direct commercial property and liability insurance premiums for the preceding calendar year, the federal government will reimburse us for 85% of such losses in excess of this deductible. Notably, TRIEA does not provide coverage for reinsurance losses. Given the unpredictable frequency and severity of terrorism losses as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our operating results, financial condition and/or liquidity in future periods.
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
Historically the insurance and reinsurance industry has been cyclical. It is characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium levels. In addition, any prolonged economic downturn could result in reduced demand for insurance and reinsurance products which could adversely impact the pricing of our products. The supply of insurance and reinsurance has increased over the past several years and may further increase, either by capital provided by new entrants or by the commitment of additional capital by existing or new insurers or reinsurers, which may cause prices to decrease. Any of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition to these considerations, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. To the extent these trends emerge, our financial condition or operating results could be adversely affected.
A material proportion of our business relies on the assessment and pricing of individual risks by third parties, including insurance companies which we reinsure and agents to whom we delegate underwriting authority for certain insurance products.
From time to time, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. We rely on the underwriting controls of these agents to write business within the underwriting authorities provided by us. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.
This reliance on third-party assessment and pricing of individual risk extends to our reinsurance treaty business. Similar to other reinsurers, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur.
The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition and operating results.
We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we only pay losses that exceed a specified retention. We also seek to limit certain risks, such as natural catastrophe and political risks by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of zone boundaries and the allocation of policy limits to zones. In the case of proportional (also known as pro rata) property reinsurance treaties, we seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, though we may not be able to obtain such limits in certain markets.
Various provisions in our policies, such as limitations or exclusions from coverage and choice of forum, intended to limit our risks may not be enforceable. We cannot be sure that any of these loss limitation methods will be effective or that disputes relating to coverage will be resolved in our favor. As a result of the risks that we insure and reinsure, unforeseen events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or operating results.
Reinsurance purchase is another loss limitation method we employ which may not always act in the way intended due to disputes relating to coverage or exclusions.
The reinsurance that we purchase may not always be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.
From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of reinsurance or retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We expect to retain more risk in 2014 due to optimization in our reinsurance program. We may also seek alternative means of transferring risk, including expanded participation via the Aspen Capital Markets platform in alternative reinsurance structures. These solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, operating results and financial condition.
Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves.
Our operating results and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. While we believe that our loss reserves at December 31, 2013 were adequate, establishing an appropriate level of loss reserves is an inherently uncertain process. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. If natural catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.
Only reserves applicable to losses incurred up to the reporting date may be set aside in our financial statements, with no allowance for future losses. See Item 1 above, “Business — Reserves” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our reserving process and methodology.
There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, there is still uncertainty relating to the ultimate settlement of losses related to Superstorm Sandy in 2012 and the New Zealand earthquake losses in 2010 and 2011. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis and the potential for new types of claim to arise given the long-tail nature of many of the reinsurance risks. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009 and our M.E.C. liability account experienced higher than anticipated claims development during 2013, which as a long-tail line could experience further unexpected development in future years. These factors can impact the claims adjustment processes which is dependent on the gathering of the necessary information on which to assess coverage, liability, causation and quantum. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserving Approach.”
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
If actual renewals of our existing policies and contracts do not meet expectations, our gross premiums written in future fiscal periods and our future operating results could be materially adversely affected.
A majority of our insurance policies and reinsurance contracts are for a one-year term. In our financial forecasting process, we make assumptions about the renewal of our prior year’s policies and contracts. If actual renewals do not meet expectations, our gross written premiums in future fiscal periods and our future operating results could be materially adversely affected. For Aspen Re and our reinsurance segment, this risk is especially prevalent in the first quarter of each year when a large number of its insurance and reinsurance contracts are subject to renewal.
Market and Liquidity Risks
Our financial condition and operating results may be adversely affected by reductions in the value of our aggregate investment portfolio.
Our operating results depend in part on the performance of our investment portfolio. Our funds are invested by several professional investment management firms in accordance with our detailed investment guidelines. See “Business — Investments” under Item 1, above. Our investment policies stress diversification of risks and conservation of principal and liquidity through conservative investment guidelines. However, our investments are subject to a variety of financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. In addition, a low interest rate environment, can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are invested at lower rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. For example, inflation could lead to higher interest rates causing the current unrealized gain position in our fixed maturity portfolio to decrease. Furthermore, as a result of the current lower interest rate environment, we have further diversified our investment in equities, high yield debt, bank loans and emerging market debt to further enhance the returns on our investment portfolio. However, these assets are riskier in nature and could adversely impact our portfolio.
Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2013, $222.8 million of our income before tax was derived from our net invested assets.
The aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies and inadequate disaster recovery plans. The failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives and guidelines could adversely affect our ability to conduct our business.

Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results, liquidity and ability to conduct business.
We hold, or may in the future purchase, certain investments such as high yield bonds, bank loans, emerging market debt, non-agency residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities, each of which may have less liquidity than other fixed income securities. During the height of the financial crisis, some high quality assets were more illiquid than expected. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. If we are forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our business, financial condition, liquidity or operating results could be adversely affected.
The continuation of heightened systemic financial risks, including excess sovereign debt, risks to the banking system and the Eurozone debt crisis, could have a material adverse effect on global and regional economies and capital markets which could adversely affect our business prospects, financial condition, operating results and liquidity.
In recent years, global financial markets have been characterized by volatility and uncertainty and there continues to be significant uncertainty regarding the timeline for a full global economic recovery. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or make credit harder to obtain. Developments in the financial markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. Further deterioration or volatility in the financial markets or general economic conditions could result in a prolonged economic downturn or recession and our operating results, financial position and liquidity could be materially and adversely affected.
In addition, global markets continue to be impacted by fiscal and monetary conditions in the Eurozone. As of December 31, 2013, we had no exposure to the sovereign debt of Italy, Ireland, Greece, Portugal or Spain and de minimis holdings of Spanish and Italian corporate bonds and equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet — Total cash and investments” for more information.
A re-emergence of the Eurozone debt crisis may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of Eurozone member economies, and likewise affect U.K. and U.S.- based financial institutions, the stability of the global financial markets and any economic recovery. If a Eurozone member state were to default on its obligations or seek to leave the Eurozone, the impact on the financial and currency markets would be significant and could materially impact all financial institutions, including our business, financial condition, operating results and liquidity.
A further downgrade of U.S. or foreign government securities by credit rating agencies could adversely impact the value of the U.S. or foreign government and other securities in our investment portfolio and create uncertainty in the market generally.
The further downgrade of U.S. or foreign government securities by credit rating agencies has the potential to adversely impact the value of the U.S. of foreign government and other securities in our investment portfolio. A further downgrade in the rating of U.S. or foreign government securities may cause the average credit rating of our investment portfolio to fall and may result in us no longer being in compliance with our current investment policy at our current levels of U.S. or foreign government security holdings. In addition, a further downgrade in the rating of U.S. or foreign government securities may have an adverse impact on fixed income markets, which could cause our net investment income to decline or have a material adverse effect on our financial condition or operating results.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our operating results or financial position.
We perform reviews of our investments on a quarterly basis to determine whether declines in fair value below the cost basis are considered other-than-temporary impairments in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. For additional information regarding these primary factors, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies —Accounting for Investments, Cash and Cash Equivalents.” There can be no assurance that our management has accurately assessed the level of impairments taken and allowances reflected in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future with respect to events that may impact specific investments. While historically our other-than-temporary impairments have not been material, historical trends may not be indicative of future impairments or allowances.

Credit Risks
Our operating results may be adversely affected by the failure of policyholders, brokers or other intermediaries to honor their payment obligations to us.
In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for these policies to brokers for payment over to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts, whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business. To date, we have not experienced any material losses related to such credit risk.
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
We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. We also hold as investments various fixed income securities issued by financial institutions, which may be unsecured. Many of these transactions expose us to credit risk in the event of default of the counterparty. In addition, with respect to secured transactions, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it, under those instruments. Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and operating results.

Our financial condition or operating results may be adversely affected by foreign currency fluctuations.

A significant portion of our operations is conducted outside the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in foreign countries, including devaluations and fluctuations in currency exchange rates; imposition of limitations on conversion of foreign currencies into GBP or dollars or remittance of dividends and other payments by foreign subsidiaries; hyperinflation in certain foreign countries; imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of foreign laws.

We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in GBP. Outside the U.S. and our London market operations, we predominantly generate revenue and expenses in the local currency. As well as the U.S. Dollar and the British Pound, our functional currencies are the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and Singapore Dollar. The table below gives an approximate analysis of gross written premiums and general, administrative and corporate expenses by currency in 2013.

	U.S. Dollars	GBP	Other
Gross Written Premiums	74.2%	9.4%	16.4%
General, Administrative and Corporate Expenses	41.8%	51.1%	7.1%

During the course of 2013, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.6488 to a low of £1:$1.4877. For the twelve months ended December 31, 2013, 2012 and 2011, 16.4%, 12.3% and 18.0%, respectively, of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. Further, a portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between GBP revenues and expenses, together with any net GBP balance sheet position we hold in our U.S. dollar denominated London market operations, creates an exchange exposure.

For example, as the GBP strengthens, the U.S. dollars required to be translated into GBP to cover the net sterling expenses increase, which then causes our results to be negatively impacted. However, any net sterling asset we are holding will be more valuable when translated into U.S. dollars. Given these facts, the strength of the GBP relative to the U.S. dollar has not had a material negative impact on our reported results. This risk could have a significant adverse effect on our business financial condition, cash flow and results of operations in the future.
Where possible, we hedge part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful. We use forward exchange contracts to manage some of our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, which could adversely affect our operating results.
Strategic Risks
We operate in a highly competitive environment, and substantial new capital inflows into the insurance and reinsurance industry may increase competition.
Insurance and reinsurance markets are highly competitive. We compete with existing international and regional insurers and reinsurers some of which have greater financial, marketing and management resources than we do. We also compete with new market entrants and alternative capital markets, funds and other providers of insurance and alternative reinsurance products such as insurance-linked securities, catastrophe bonds and derivatives. See “Business — Competition” under Item 1, above for a list of our competitors. Recently, insureds have retained a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies, and other mechanisms for funding their risks, rather than risk transferring insurance.
Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater expenses relating to customer acquisition and retention, which could have a material adverse impact on our growth and profitability. We continue to experience increased competition in some lines of business which has caused a decline in rate increases or a reduction in rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The insurance and reinsurance industries are subject to political, regulatory and legislative initiatives or proposals from time to time which could adversely affect our business.
Governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance, particularly where a given event leads to withdrawal of capacity from the market. For example, as a result of the financial crisis affecting the banking system and financial markets, a number of government initiatives have been launched that are designed to stabilize market conditions. The U.S. Federal Government, Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition, although we continue to monitor these and similar proposals. See “Regulatory Risks” below.
Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, S&P or Moody’s. If our or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it might be more difficult for us to market our products, expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A downgrade may also require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a rating downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, operating results, liquidity and financial flexibility.
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
We are subject to risks related to our acquisition strategy.
As part of our long-term strategy, we may pursue growth through acquisitions and/or strategic investments in businesses or new underwriting or marketing platforms. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, new personnel and new underwriting or marketing platforms could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, higher levels of claims than is reflected in reserves and an inability to generate sufficient revenue to offset acquisition costs. Any future acquisitions or strategic investments may expose us to operational risks including but not limited to:

•	creating, integrating or modifying financial and operational reporting systems;

•	establishing satisfactory budgetary and other financial controls;

•	funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated revenues are not realized or are delayed;

•	the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected;

•	obtaining additional personnel required for expanded operations;

•	obtaining necessary regulatory permissions; and

•	financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us.
We have limited experience in identifying quality merger candidates, as well as successfully acquiring and integrating their operations. From time to time, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. This would likely require our management and key personnel to expend considerable time and effort, which may detract from their ability to run our core business. An acquisition is expensive and time consuming and although considerable funds may be expended in the negotiations phase, may not be capable of completion. In addition, an acquisition may result in adverse tax consequences at the stockholder level.

Our ability to manage our growth through acquisitions, strategic investments or new platforms will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or operating results.
Our efforts to expand in targeted markets or develop products may not be successful and may create enhanced risks.
A number of our planned business initiatives involve expanding existing products in targeted markets or developing new products. In April 2013, we established a new third-party capital management division, Aspen Capital Markets, to expand our participation in the alternative reinsurance market. In connection with Aspen Capital Markets, we established a sidecar, Silverton, in 2013 to attract capital from third-party investors wishing to access direct reinsurance risk, which raised $65 million in its initial fund-raising to provide additional collateralized capacity to support Aspen Re’s global property catastrophe excess of loss reinsurance business. We also formed a dedicated specialty marine, energy and construction unit within our U.S. insurance business. To develop new markets and products such as these, we may need to make substantial capital and operating expenditures, which may adversely affect our results in the near term. In addition, the demand for new markets or products may not meet our expectations. To the extent we are able to expand in new markets or market new products, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations.
We depend on a few brokers for a large portion of our insurance and reinsurance revenues, and the loss of business provided by any one of those brokers could adversely affect us.
We market our insurance and reinsurance worldwide primarily through insurance and reinsurance brokers. See Item 1 above, “Business — Business Distribution” for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in insurance and reinsurance companies that compete with us, and these brokers may favor their own insurers or reinsurers over other companies. In addition, as brokers merge with, or acquire, each other, there could be further strain on our ability to access business due to a reduction in distribution channels. The failure or inability of brokers to market our insurance and reinsurance products successfully or the loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
The agreements relating to our debt, credit facilities and our ISDA agreements contain covenants that may limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. Some of these agreements also require us to maintain specified ratings and financial ratios, including a minimum net worth covenant. If we fail to comply with these covenants or meet required financial ratios, the lenders or counterparties under these agreements could declare a default and demand immediate repayment of all amounts owed to them. As a result, our business, financial condition and operating results could be adversely affected.
If we are in default under the terms of these agreements, then we may also be restricted in our ability to declare or pay any dividends, redeem, purchase or acquire any shares or make a liquidation payment and are at risk of cross-default on other arrangements. In addition, the cost and availability of these arrangements vary and any adverse change in the cost or availability of such arrangements could adversely impact our business, financial condition and operating results.
The ongoing development of our U.S.-based insurance operations is subject to execution risks and increased risk from changing market conditions.
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
Our activities are subject to extensive regulation under the laws and regulations of the U.S., U.K., the E.U. and its member states, and the other jurisdictions in which we operate. Our Operating Subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions or proceedings. Although we have in place systems and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees, or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business. In addition, changes in the laws or regulations to which our Operating Subsidiaries are subject could have a material adverse effect on our business. In addition, in most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. See “Business — Regulatory Matters” in Item 1 above.

Our international business is subject to applicable laws and regulations relating to sanctions and foreign corrupt practices, the violation of which could adversely affect our operations.
We must comply with all applicable economic and financial sanctions, other trade controls and anti-bribery laws and regulations of the U.S. and other foreign jurisdictions where we operate, including the U.K. and the European Community, which apply to our business where we operate. U.S. laws and regulations applicable to us include the economic trade sanctions laws and regulations administered by the United States Department of Treasury’s Office of Foreign Assets Control as well as certain laws administered by the United States Department of State. In addition, we are subject to the Foreign Corrupt Practices Act and other anti-bribery laws such as the U.K. Bribery Act that generally bar corrupt payments or unreasonable gifts to foreign government officials. Although we have policies and controls in place that are designed to ensure compliance with these laws and regulations, it is possible that an employee or an agent acting on our behalf, could fail to comply with applicable laws and regulations and due to the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. In such event, we could be exposed to civil penalties, criminal penalties and other sanctions, including fines or other unintended punitive actions. In addition, such violations could damage our business and/or our reputation. All of the foregoing could have a material adverse effect on our financial condition and operating results.
Material changes in voting rights and connected party transactions may require regulatory approval or oversight by the PRA, the FCA or other insurance regulators.
Insurance regulators, such as the PRA, the FCA and the BMA, impose certain requirements on operating entities they regulate including notification of shareholders, whether directly or indirectly, reaching certain levels of ownership. Prior approval of ownership and transfer of shares by the regulators may be required under certain circumstances. If any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen U.K. and such entity may have to be reported to the PRA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we can give no assurance that these material connected party transactions will not be subject to regulatory intervention by the PRA or other insurance regulators.
Any transactions between companies within the Aspen Group that are material connected party transactions would also have to be reported to the PRA and other insurance regulators. We can give no assurance that the existence or effect of such connected party transactions and the PRA or any other insurance regulator’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where the Operating Subsidiary has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the PRA or other insurance regulators with regard to such Operating Subsidiary. See “Business — Regulatory Matters” in Item 1, above.
One or more of our insurance subsidiaries may be required by its regulator to hold additional capital to meet relevant solvency requirements.
Any of our Operating Subsidiaries may be required to hold additional capital in order to meet solvency requirements. For example, Aspen U.K. is required to provide the PRA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the PRA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty, AAIC or Syndicate 4711 were to experience financial difficulties, it could affect the solvency position of Aspen Holdings and in turn trigger regulatory intervention by the PRA with respect to Aspen U.K. The PRA requires insurers and reinsurers to calculate their ECR, an indicative measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to its business profile which includes capital charges based on assets, claims and premiums. The PRA may give insurers individual capital guidance, which may result in guidance that a company should hold capital in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K., impacting our profitability.
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

The E.U. Directive on Solvency II may affect the way in which Aspen U.K. manages its business and may, among other things, lead to Aspen Bermuda posting collateral in respect of its EEA cedants.
An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. The implementation of Solvency II presents a number of risks to Aspen U.K. and AMAL. Insurers are undertaking a significant amount of work to ensure that they will meet the new requirements and this may divert finite resources from other business related activities. The anticipated implementation date of this legislation was originally January 1, 2014; however, in the light of delays in parliamentary process within Europe, the Solvency II implementation date has been postponed and is now expected to be January 1, 2016. Consequently, Aspen’s implementation plans are based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business. For example, increases in capital requirements as a result of Solvency II may be required and may impact our operating results. Further, under Solvency II, unless the European Commission assesses the regulatory regime in Bermuda as “equivalent” to Solvency II, then Aspen Bermuda may be required to post collateral in respect of any reinsurance of EEA cedants, including Aspen U.K., which may have a negative impact on Aspen Bermuda’s and Aspen Holdings’ results. Under Solvency II, if a non-EC reinsurer is in a country that is deemed not equivalent, then an EEA cedant may not be able to take any reinsurance into account for solvency purposes unless the non-EC reinsurer is of a certain minimum credit rating or collateral has been provided. Therefore, if Bermuda’s solvency regime is not deemed “equivalent” to Solvency II, then Aspen Bermuda’s EEA cedants may require collateral from Aspen Bermuda in order for the cedant to take credit for such reinsurance. As of January 1, 2011, the European Insurance and Occupational Pensions Authority (“EIOPA”) has replaced the Committee of European Insurance and Pensions Supervisor. EIOPA’s advice to the European Commission on October 26, 2011 was that Bermuda meets the criteria set out in EIOPA’s methodology for equivalence assessments under Solvency II for insurers of Aspen Bermuda’s class but with certain qualifications.
The activities of any of our insurance subsidiaries may be subject to review by insurance regulators of differing jurisdiction.
The activities of our Operating Subsidiaries may be subject to review by regulators where different supervisory expectations may exist. For example, Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, Germany, all other EEA states and certain Latin American countries. In addition, Aspen U.K. is eligible to write surplus lines business in 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and assess that Aspen U.K. is subject to such jurisdiction’s licensing or other requirements.
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
Aspen U.K. and Aspen Bermuda are affected by U.S. “credit for reinsurance” requirements in connection with their reinsurance of risks of U.S. cedants. In general, alien, non-admitted reinsurers such as Aspen U.K. and Aspen Bermuda, must establish collateral in the U.S. equal to 100 percent of their reinsurance obligations to U.S. cedants in order for those cedants to receive financial statement credit for such reinsurance. Aspen U.K. and Aspen Bermuda have each established a multi-beneficiary U.S. trust fund for the benefit of their U.S. cedants so that such cedants satisfy U.S. credit for reinsurance requirements. Recently, several states, including New York, Florida and California, have amended their credit for reinsurance laws and regulations to provide for reduced collateral. Under these amended laws, if an alien, non-admitted reinsurer satisfies certain requirements including rating and financial requirements, the approved reinsurer may post collateral in an amount lower than 100% of the reinsurer’s obligations, and the domestic cedant may take 100 percent reinsurance credit. Many non U.S. reinsurers have applied for and received approval for reduced collateral in applicable states. Aspen Bermuda has received approval for reduced collateral in Florida and New York and could be subject to increased regulatory review by the regulators in such states. See “Business — Regulatory Matters” in Item 1, above.

Changes to the Bermuda regulatory system, including changes to its Group Supervisory regime, could have a material adverse effect on our business.
A number of Bermuda registered (re)insurers operate within a group structure. This means that an insurer’s financial position and risk profile, and its overall prudential position, may be impacted by being part of a group. The BMA has therefore established a group supervision framework for insurance groups to (1) ensure solvency at group level, (2) monitor inter-group transactions and (3) assess corporate governance, risk management and actuarial and internal audit functions.
The BMA is our group supervisor and has designated Aspen Bermuda as the designated insurer. As group supervisor, the BMA will (1) assess the Aspen group’s compliance with the BMA’s solvency rules, (2) perform ongoing supervisory review and assessment of the Aspen group’s financial position and governance systems, (3) coordinate the gathering and dissemination of relevant or essential information, (4) convene and conduct supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and (5) coordinate any enforcement action that may be taken against any of the members of the Aspen group.
The BMA has published a number of consultation and discussion papers covering the following proposed regulatory changes which may or may not become adopted in present or revised form in the future:

•	the introduction, for solvency purposes, of an Economic Balance Sheet to ensure that all assets and liabilities are valued on a consistent economic basis.
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
We are unable to predict with certainty how these laws, frameworks and/or regulations will be enforced or amended, the form in which any pending or future laws, frameworks and/or regulations could be adopted, the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators, such as the PRA, with the BMA as group supervisor or the effect, if any, any of these developments would have on our operations and financial condition.
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
Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “— Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease” above.

The syndicate capital setting process within AMAL is subject to the PRA rules but is conducted by Lloyd’s under its detailed procedures. Lloyd’s could request an increase in capital under the PRA rules in similar circumstances as set out above in the section on Aspen U.K. Lloyd’s as whole, including Syndicate 4711, is also subject to the provisions of Solvency II as noted above.
Potential changes to the U.S. regulatory system could have an adverse effect on the business of our U.S. operating companies.
Aspen Specialty is an insurance company organized and licensed to write certain kinds of property and casualty insurance in North Dakota and is surplus lines eligible in 49 states and the District of Columbia. As a result, Aspen Specialty is subject to North Dakota law and regulation governing domestic insurers and also must satisfy any surplus lines eligibility requirements in the other 50 jurisdictions. AAIC is organized in Texas and has licenses to write property and casualty insurance business on an admitted basis in all 50 states and the District of Columbia, subject to compliance with laws and regulations in each of these jurisdictions.
The purpose of the state insurance regulatory statutes is to protect U.S. policyholders, not shareholders or noteholders. The system of regulation generally administered in the United States by the state insurance departments relates to, among other things, solvency standards, restrictions on the nature, quality and concentration of investments, statutory accounting standards, and the regulation of insurance policies and premium rates. State insurance departments are also authorized to conduct periodic examinations of authorized insurance companies and require the filing of annual and other reports on the companies’ financial condition, among other matters.
The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other matters, these statutes require Aspen Specialty and AAIC to maintain minimum levels of capital, surplus and liquidity and to comply with applicable risk-based capital requirements. States insurance commissioners may also regulate insurer and agent licensing, authorized investments, premium rates, the size of risks that may be insured under a single policy, and deposits of securities for the benefit of policyholders, permissible policy forms and other market conduct regulation. State insurance departments are also authorized to conduct periodic examinations of authorized insurance companies and require the filing of annual and other reports on the companies’ financial condition, among other matters.
State insurance holding company laws and regulations generally require licensed insurers controlled by another person on their capital structure, ownership, financial condition and general business operations. Insurance holding company laws and regulations also impose restrictions on the insurer’s ability to pay dividends and distributions to its shareholders. Taken together, state regulation of insurer investments, premium rates, capital adequacy and dividend restrictions could potentially restrict the ability of Aspen entities in the U.S. to write new business or distribute assets to Aspen Holdings.
Recently the NAIC adopted revisions to its insurance holding company model law and regulation. A number of states have adopted or are considering amendments to their insurance holding company laws based on the NAIC models. The amendments address a number of standards that affect insurance holding company systems, including corporate governance, group-wide supervision, enterprise risk management reporting and imposition of additional disclosure obligations. The recent changes to the NAIC model holding company law and regulation are part of the NAIC’s broader solvency modernization initiative, which includes the development of own risk and solvency assessment and corporate governance model laws, risk based capital as well as credit for reinsurance standards. State adoption of new laws and regulations, including those based on the NAIC models, or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or operating results.
State insurance holding company laws also require prior notice and state insurance department approval of changes in control of an insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the North Dakota and Texas insurance departments before such acquisition.
Recently, the NAIC adopted revisions to its insurance holding company model law and regulation. A number of states have amended or are considering amendments to their insurance holding company laws based on the NAIC models. The amendments address a number of standards that affect insurance holding company systems, including corporate governance, group-wide supervision, accounting for group-wide risks in risk-based capital calculations and imposition of additional disclosure obligations. The recent changes to the NAIC model holding company law and regulation are part of the NAIC’s broader solvency modernization initiative, which includes the development of own risk and solvency assessment and corporate governance model laws as well as credit for reinsurance standards. New laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or operating results.
In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. For example, the Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of Treasury Department to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. In a recent report, the FIO recommended direct federal involvement in insurance regulation. In addition, the Dodd-Frank Act authorized the creation of financial regulators the Financial Stability Oversight Council (“FSOC”), led by the U.S. Department of Treasury. FSOC has determined that certain insurance groups are systemically significant and therefore subject to prudential supervision by the Board of Governors of the Federal Reserve. While we have received no notice from FSOC regarding a proposed determination of systemic importance and we do not believe that we are systemically important, as defined in the Dodd Frank Act or additional laws and regulation adopted in the future or changes in existing laws and regulations could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.
Changes in U.S. state insurance legislation and insurance department regulation may impact liabilities assumed by our business.
Aspen Specialty, AAIC, Aspen U.K. and various affiliates are subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the companies in such states. For example, as a result of natural disasters, Emergency Orders and related regulations may be periodically issued or enacted by individual states. This may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to us on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. Further, certain states with catastrophe exposures (e.g., California earthquakes, Florida hurricanes) have opted to establish state-run, state-owned reinsurers that compete with us and our peers. These entities tend to reduce the amount of business available to us.
From time to time, government authorities seek to more closely monitor and regulate the insurance industry, which may adversely affect our business.
The Attorneys General for multiple states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage compensation practices.
To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS, Aspen Re America and ARA - CA will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See “— We depend on a few brokers for a large portion of our insurance and reinsurance revenues, and the loss of business provided by any one of these brokers could adversely affect us” above.
These investigations of the insurance industry in general, whether involving us specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and future financial results or operating results.
The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than companies operating outside the financial sector.
The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, impairments, income taxes, contingencies, derivatives and litigation. We base our estimates on market prices, where possible, and on various other assumptions that we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
Estimates and judgments for a relatively new insurance and reinsurance company, like us, are more difficult to make than those made for a more mature company because we have more limited historical information through December 31, 2013. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information for certain lines of business, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Such developments may also significantly impact the presentation of such financial statements and may require restatements. The impact of changes in current accounting practices and future pronouncements cannot be predicted but they may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) have been working jointly on an insurance contract project to develop guidance that will address recognition, measurement, presentation and disclosure requirements for all insurance contracts.
On June 27, 2013, the FASB issued a proposed Accounting Standards Update, Insurance Contracts (Topic 834). The FASB invited individuals and organizations to comment on the proposed Update. Responses from those wishing to comment must have been received by October 25, 2013.
The main objectives of the guidance in this proposed Update is to increase the decision usefulness of the information about an entity’s insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities, and the related effect on the statement of comprehensive income, and to provide comparability, regardless of the type of entity issuing the contract. The guidance in this proposed Update would require an entity to measure its insurance contracts under one of two measurement models, referred to as the building block approach and the premium allocation approach. The proposed Update would improve convergence of U.S. GAAP and the International Finance Reporting Standards by moving towards a more globally comparable standard.
Under the proposed FASB guidance, there would be changes to the earnings pattern of underwriting and net investment margins and changes in the pattern and amount of revenue. In addition, there would likely be increased income statement volatility due to the requirement to update assumptions each period. Income statement volatility would be somewhat mitigated by the requirement that the impact of changes in discount rate assumptions be recorded in other comprehensive income.
Adoption will have significant impacts on business strategy, investor education, key performance indicators, underlying processes, systems, internal controls, valuation models, and other fundamental aspects of the business.
The FASB will establish the effective date of the requirements when it issues the final amendments. The effective date for non-public entities would likely be a minimum of one year after the effective date for public entities. An entity would apply the guidance in this proposed Update retrospectively, restating all comparative periods presented. Early adoption of the guidance in this proposed Update would be prohibited.
As part of the ongoing project, the IASB and the FASB have issued multiple discussion papers and exposure drafts. In general, the proposed guidance on accounting for and reporting of insurance contracts by the two boards would result in a material change from the current insurance accounting models toward more fair value-based models, as well as further recognition of fair value changes through net income. Although the boards agree on certain aspects of insurance contract accounting, there are few areas where they have found common ground and convergence between the two standards does not appear likely. There is considerable uncertainty with respect to the final outcome of the proposed standards, and they could introduce significant volatility in the earnings of insurance industry participants.
Other Operational Risks
We could be adversely affected by the loss of one or more of our senior underwriters or key employees or by an inability to attract and retain senior staff.
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
Our insurance and reinsurance operations are, by their nature, international and we compete for senior employees on a global basis. Changes in employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit or retain senior employees or the cost to us of doing so. Any failure to retain senior employees may adversely affect the strategic growth of our business and our operating results.
Our business is subject to risks related to litigation.
We may from time to time be subject to a variety of legal actions relating to our current and past business operations, including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers or network providers over compensation and termination of contracts and related claims. disputes relating to certain business acquired or disposed of by us and disputes with former employees. We also cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.
Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it results in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on our operating results and financial condition.

We rely on the execution of complex internal processes to maintain our operations and the operational risks that our inherent to our business, including those resulting from fraud or employee errors or omissions, may result in financial losses.

We rely on the accurate execution of complex internal processes to maintain our operations, which include, but are not limited to, reserving, pricing, capital management, underwriting and finance.  We believe we have established appropriate controls and mitigation procedures to prevent significant deficiencies, fraud, errors and omissions and any other potential irregularities from occurring, but such procedures provide only reasonable, not absolute, assurance as to the absence and mitigation of such risks.  Operational risks that are inherent to our business can result in financial losses, including those resulting from fraud or employee errors or omissions.
We rely on information and technology for many of our business operations which could fail and cause disruption to our business operations.
Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies and paying claims. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. Computer viruses, cyber attacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and damage could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely fashion or perform other necessary business functions.
The risk of fraud and employee errors and omissions are inherent in our business.
Operational risks that are inherent to our business can result in financial losses, including those resulting from fraud or employee errors or omissions. We believe we have established appropriate controls and mitigation procedures to prevent significant fraud, errors and omissions and any other potential irregularities from occurring, but such procedures provide only reasonable, not absolute, assurance as to the absence and mitigation of such risks. It is possible that insurance policies that we have in place with third parties would not entirely protect us in the event that we experience a significant loss from these risks.

Risks Related to Our Ordinary Shares
Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.
We are a holding company and, as such, we do not expect to have any significant operations or assets other than our ownership of the shares of our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and dividend payments, to our preference and ordinary shareholders, as appropriate. Our Operating Subsidiaries are subject to capital, regulatory and other requirements that inform their ability to declare and pay dividends and make loans to other Group companies. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA, the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. These and other requirements may mean that our Operating Subsidiaries are unable to pay sufficient dividends to enable us to meet our ongoing cash requirements. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends and Distributions,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — State Dividend Limitations” in Item 1, above.
Certain regulatory and other constraints may limit our ability to pay dividends.
We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our ordinary shares and make other distributions. Under the Bermuda Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or if the realizable value of our assets would thereby not be less than our liabilities. For more information regarding restrictions on the payment of dividends by us and our Operating Subsidiaries, see “Business — Regulatory Matters” in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7 and Note 15 of our consolidated financial statements, “Statutory Requirements and Dividends Restrictions.”
There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.
In general, and except as provided below, on a poll shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%.
In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our 7.401% Perpetual Non-Cumulative Preference Shares (liquidation preference $25 per share), 7.250% Perpetual Non-Cumulative Preference Shares and 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares (each with a liquidation preference of $25 per share) (collectively, the “Perpetual Preference Shares”) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2013, there were 65,546,976 ordinary shares outstanding of which 6,226,963 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.
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
Anti-takeover provisions in our bye-law and laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider desirable and may make it more difficult to replace members of our Board.
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

In addition, as described under Part I, Item 1, “Business — Regulatory Matters,” prospective shareholders are required to notify our regulators on becoming “controllers” of any of our Operating Subsidiaries through ownership of Aspen Holdings shares above certain thresholds, typically 10% of outstanding shares. Some regulators, such as the PRA, require their approval prior to such shareholder becoming a “controller.” Other regulators may serve a notice of objection or are entitled to injunctive relief.
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
We cannot pay a dividend on our ordinary shares unless the full dividends for the most recently ended dividend period on all outstanding Perpetual Preference Shares have been declared and paid.
Our Perpetual Preference Shares will rank senior to our ordinary shares with respect to the payment of dividends. As a result, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual Preference Shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), we cannot declare or pay a dividend on our ordinary shares. Under the terms of our Perpetual Preference Shares, these restrictions will continue until full dividends on all outstanding Perpetual Preference Shares for four consecutive dividend periods have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside for payment).
Our ordinary shares rank junior to our Perpetual Preference Shares in the event of a liquidation, winding up or dissolution of the Company.
In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares rank junior to our Perpetual Preference Shares. In such an event, there may not be sufficient assets remaining, after payments to holders of our Perpetual Preference Shares, to ensure payments to holders of ordinary shares.
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
Duties of Directors. Under Bermuda Law, at common law, members of a board of directors owe a fiduciary duty to the company to act in good faith in their dealings with or on behalf of the company and exercise their powers and fulfill the duties of their office honestly. This duty has the following essential elements:

•	a duty to act in good faith in the best interest of the company;

•	a duty not to make a personal profit from opportunities that arise from the office of director;

•	a duty to avoid conflicts of interest; and

•	a duty to exercise powers for the purpose for which such powers were intended.
The Companies Act imposes a duty on directors and officers of a Bermuda Company;

•	to act honestly and in good faith with a view to the best interests of the Company; and

•	to exercise the care, diligence and skill that a reasonably prudent person would exercise in comparable circumstances.
In addition, the Companies Act imposes various duties on officers of a company with respect to certain matters of management and administration of the company.
The Companies Act provides that in any proceedings for negligence, default, breach of duty or breach of trust against any officer, if it appears to a court that such officer is or may be liable in respect of negligence, default, breach of duty or breach of trust, but that he has acted honestly and reasonably, and that, having regard to all circumstances of the case, including those connected with his appointment, he ought fairly to be excused for the negligence, default, breach of duty or breach of trust, that court may relieve him, either wholly or partly, from any liability on such terms as the court may think fit. This provision has been interpreted to apply only to actions brought by or on behalf of the company against such officers. Our bye-laws, however, provide that shareholders waive all claims or rights of action that they might have, individually or in the right of the Company, against any director or officer of Aspen Holdings for any act or failure to act in the performance of such director’s or officer’s duties, except this waiver does not extend to any claims or rights of action that arise out of fraud or dishonesty on the part of such director or officer or with respect to the recovery of any gain, personal profit or advantage to which the officer or director is not legally entitled.
Under Delaware law, the business and affairs of a corporation are managed by or under the direction of its board of directors. In exercising their powers, directors are charged with a fiduciary duty of care to protect the interests of the corporation and a fiduciary duty of loyalty to act in the best interests of its stockholders.
The duty of care requires that directors act in an informed and deliberative manner and inform themselves, prior to making a business decision, of all material information reasonably available to them. The duty of care also requires that directors exercise care in overseeing and investigating the conduct of corporate employees. The duty of loyalty may be summarized as the duty to act in good faith, not out of self-interest, and in a manner which the director reasonably believes to be in the best interests of the stockholders.
A party challenging the propriety of a decision of a board of directors bears the burden of rebutting the applicability of the presumptions afforded to directors by the “business judgment rule.” If the presumption is not rebutted, the business judgment rule attaches to protect the directors and their decisions, and their business judgments will not be second guessed. Where, however, the presumption is rebutted, the directors bear the burden of demonstrating the entire fairness of the relevant transaction. Notwithstanding the foregoing, Delaware courts subject directors’ conduct to enhanced scrutiny in respect of defensive actions taken in response to a threat to corporate control and approval of a transaction resulting in a sale of control of the corporation.
Interested Directors.  Under Bermuda law and our bye-laws, a transaction entered into by us, in which a director has an interest, will not be voidable by us, and such director will not be accountable to us for any benefit realized under that transaction, provided the nature of the interest is disclosed at the first opportunity at a meeting of directors, or in writing, to the directors. In addition, our bye-laws allow a director to be taken into account in determining whether a quorum is present and to vote on a transaction in which that director has an interest following a declaration of the interest in accordance with the Companies Act, unless the majority of the disinterested directors determine otherwise. Under Delaware law, the transaction would not be voidable if:

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
Committees of the Board of Directors. Our bye-laws provide, as permitted by Bermuda law, that the board of directors may delegate any of its powers, authorities and discretions to committees, consisting of such person or persons (whether a member or members of its body or not) as it thinks fit. Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees must consist only of directors.
Voting Rights and Quorum Requirements. Under Bermuda law, the voting rights of our shareholders are regulated by our bye-laws and, in certain circumstances, the Companies Act. Under our bye-laws, at any general meeting, one or more shareholders holding at least 50% of our shareholders’ aggregate voting power in the ordinary shares present in person or by proxy shall constitute a quorum for the transaction of business. In general, except for the removal of the Company’s auditors or directors, any action that we may take by resolution in a general meeting may, without a meeting, be taken by a resolution in writing signed by the shareholders (or the holders of such class of shares) who at the date of the notice of the resolution in writing represents the majority of the votes that would be required if the resolution had been voted on at a meeting of the shareholders. Except as otherwise required by the Companies Act and our bye-laws, any questions proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative votes of a majority of the voting powers of votes cast in accordance with the bye-laws (after taking account of any voting power adjustments under the bye-laws). Any individual who is a shareholder of Aspen Holdings and who is present at a meeting may vote in person, as may any corporate shareholder which is present by a duly authorized representative. Our bye-laws also permit votes by proxy, provided the instrument appointing the proxy, together with evidence of its due execution, is satisfactory to the Board of Directors.

Under Delaware law, unless otherwise provided in the company’s certificate of incorporation, each stockholder is entitled to one vote for each share of stock held by the stockholder. Delaware law provides that a majority of the shares entitled to vote, present in person or represented by proxy, constitutes a quorum at a meeting of stockholders. In matters other than the election of directors, with the exception of special voting requirements related to extraordinary transactions, the affirmative vote of a majority of shares present in person or represented by proxy at the meeting and entitled to vote is required for stockholder action, and the affirmative vote of a plurality of shares is required for the election of directors.
Dividends. Bermuda law does not permit payment of dividends or distributions of contributed surplus by a company if there are reasonable grounds for believing that the company, after payment is made, would be unable to pay its liabilities as they become due, or the realizable value of the company’s assets would be less, as a result of the payment, than its liabilities. The excess of the consideration paid on issue of shares over the aggregate par value of such shares must (except in certain limited circumstances) be credited to a share premium account. Share premium may be distributed in certain limited circumstances, for example to pay up unissued shares which may be distributed to shareholders in proportion to their holdings, but is otherwise subject to limitation. In addition, Aspen Holdings’ and Aspen Bermuda’s ability to pay dividends or make distributions of contributed surplus is subject to Bermuda insurance laws and regulatory constraints, including insurance group regulatory constraints.
Under Delaware law, subject to any restrictions contained in the company’s certificate of incorporation, a company may pay dividends out of surplus or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared for the preceding fiscal year. Delaware law also provides that dividends may not be paid out of net profits if, after the payment of the dividend, capital is less than the capital represented by the outstanding stock of all classes having a preference upon the distribution of assets.
Amalgamations, Mergers and Similar Arrangements. We may acquire the business of another Bermuda exempted company or company incorporated outside of Bermuda when conducting such business would benefit the Company and would be conducive to attaining our objectives contained within our memorandum of association. Under our bye-laws, we may, except in certain circumstances, with the approval of at least a majority of the voting power of votes cast (after taking account of any voting power adjustments under the bye-laws) at a general meeting of our shareholders at which a quorum is present, amalgamate or merge with another Bermuda company or with a body incorporated outside Bermuda. In the event we were to merge or amalgamate with another company, the holders of all our shares are entitled to vote on such merger or amalgamation together pursuant to the Companies Act provided that the holders of any class of shares would be entitled to vote as a separate class, if the merger or amalgamation agreement contains a provision that would constitute a variation of the rights of such class of shares. In the case of an amalgamation or merger, any shareholder who is not satisfied that it has been offered fair value for its shares and who has not voted in favor of the approval and adoption of the merger or amalgamation agreement and the merger or amalgamation, may exercise its appraisal rights under the Companies Act to have the fair value of its shares appraised by the Supreme Court of Bermuda. The court ordinarily would not disapprove the transaction on that ground absent evidence of fraud or bad faith.
Under Delaware law, with certain exceptions, a merger, consolidation or sale of all or substantially all the assets of a corporation must be approved by the board of directors and a majority of the outstanding shares entitled to vote thereon. Under Delaware law, a shareholder of a corporation participating in certain major corporate transactions may, under certain circumstances, be entitled to appraisal rights pursuant to which such shareholder may receive payment in the amount of the fair market value of the shares held by such shareholder (as determined by a court) in lieu of the consideration such shareholder would otherwise receive in the transaction.
Takeovers. Bermuda law provides that where an offer is made for shares of a company and, within four months of the offer, the holders of not less than 90% of the shares which are subject to the offer accept, the offeror may at anytime within two months beginning with the date such approval is obtained by notice require the non-tendering shareholders to transfer their shares on the terms of the offer. Dissenting shareholders may apply to the court within one month of the notice objecting to the transfer. The burden is on the dissenting shareholders to show that the court should exercise its discretion to enjoin the required transfer, which the court will be unlikely to do unless there is evidence of fraud or bad faith or collusion between the offeror and the holders of the shares who have accepted the offer as a means of unfairly forcing out minority shareholders. Bermuda law also provides that where the holders of not less than 95% of the shares or any class of shares in a company give notice to the remaining shareholders or class of shareholders of their intention to acquire the outstanding shares not held by them on the terms set out in the notice, and, the offerors shall acquire all the shares on such terms. Dissenting shareholders may apply to the court within one month of receiving the notice seeking that the court appraise the value of the shares to be acquired. Any difference between the share price paid to the dissenting shareholders and the price determined by the court shall be paid or the offerors may cancel the notice and return any shares acquired and the dissenting shareholders shall repay any share purchase price received.

Delaware law provides that a parent corporation, by resolution of its board of directors and without any stockholder vote, may merge with any subsidiary of which it owns at least 90% of each class of capital stock. Upon any merger, dissenting stockholders of the subsidiary would have appraisal rights.
Certain transactions with significant shareholders. As a Bermuda company, we may enter into certain business transactions with our significant shareholders, including asset sales, in which a significant shareholder receives, or could receive, a financial benefit that is greater than that received, or to be received, by other shareholders with prior approval from the board of directors but without obtaining prior approval from our shareholders. Amalgamations and mergers require the approval of the board of directors and, except for certain mergers and amalgamations, a resolution of shareholders approved by a majority of at least a majority of the votes cast (after taking account of any voting power adjustments under our bye-laws).
Under Delaware law, we would need, subject to certain exceptions, prior approval from shareholders holding at least two-thirds of our outstanding ordinary shares not owned by such interested shareholder to enter into a business combination (which, for this purpose, includes asset sales of greater than 10% of our assets that would otherwise be considered transactions in the ordinary course of business) with an interested shareholder for a period of three years from the time the person became an interested shareholder, unless we opted out of the relevant Delaware statute.
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

Limitations of Liability of Directors and Officers. Aspen’s bye-laws provide that its shareholders and the Company waive any claim or right of action that they may have, whether individually or by or in the right of the Company, against any indemnified person on account of any action taken by such indemnified person or the failure of such indemnified person to take any action in the performance of his/her duties with or for the Company. However, such waiver does not apply to any claims or rights of action that arise out of fraud of such indemnified person or to recover any gain, personal profit or advantage to which such indemnified person is not legally entitled. This waiver may have the effect of barring claims arising under U.S. federal securities laws. Under Delaware law, a corporation may include in its certificate of incorporation provisions limiting the personal liability of its directors to the corporation or its stockholders for monetary damages for many types of breach of fiduciary duty. However, these provisions may not limit the liability for any breach of the duty of loyalty, acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law, the authorization of unlawful dividends, stock repurchases or stock redemptions, or any transaction from which a director derived an improper personal benefit. Moreover, Delaware provisions would not be likely to bar claims arising under U.S. federal securities laws.
Inspection of Corporate Records. Members of the general public have the right to inspect our public documents available at the office of the Registrar of Companies in Bermuda and our registered office in Bermuda, which will include our memorandum of association (including the Company’s objects and powers) and any alteration to our memorandum of association and documents relating to any increase or reduction of authorized capital. Our shareholders have the additional right to inspect our bye-laws, minutes of general meetings and financial statements, which must be presented to the annual general meeting of shareholders. Our register of shareholders is also open to inspection by shareholders and members of the public without charge, and copies must be provided upon request for a fee. We are required to maintain our register of shareholders in Bermuda but may establish a branch register outside of Bermuda, the location of which shall be notified to the Bermuda Registrar of Companies. We are required to keep at our registered office a register of our directors and officers which is open for inspection by members of the public without charge. Bermuda law does not, however, provide a general right for shareholders to inspect or obtain copies of any other corporate records.
Delaware law permits any shareholder to inspect or obtain copies of a corporation’s shareholder list and its other books and records for any purpose reasonably related to such person’s interest as a shareholder.
Shareholder Proposals. Under Bermuda law, the Companies Act provides that shareholders may, as set forth below and at their own expense (unless a company otherwise resolves), require a company to give notice of any resolution that the shareholders can properly propose at the next annual general meeting and/or to circulate a statement prepared by the requesting shareholders in respect of any matter referred to in a proposed resolution or any business to be conducted at a general meeting. The number of shareholders necessary for such a requisition is either that number of shareholders representing at least 5% of the total voting rights of all shareholders having a right to vote at the meeting to which the requisition relates or not less than 100 shareholders.
Under Delaware law, a corporation’s bye-laws may provide that if the corporation solicits proxies with respect to an election of directors, it may be required, to the extent and subject to such procedures or conditions as may be provided in the bye-laws, to include in its proxy solicitation materials, in addition to individuals nominated by the board of directors, one or more individuals nominated by a shareholder. Furthermore, the corporation’s bye-laws may provide for the reimbursement by the corporation of expenses incurred by a shareholder in soliciting proxies in connection with an election of directors, subject to certain procedures and conditions. Delaware law does not include a provision restricting the manner in which nominations for directors may be made by shareholders or the manner in which other business may be brought before a meeting.
Calling of Special Shareholders Meetings. Under our bye-laws, a special general meeting may be called by the Board of Directors. Under Bermuda law, a special meeting shall also be called by the Board of Directors when requisitioned by the holders of at least 10% of the paid-up voting share capital of Aspen Holdings as provided by the Companies Act.
Delaware law permits a board of directors or any person who is authorized under a corporation’s certificate of incorporation or bye-laws to call a special meeting of shareholders.
Staggered Board of Directors. Bermuda law does not contain statutory provisions specifically requiring staggered board of directors arrangements for Bermuda exempted company. Such provisions, however, may validly be provided for in the bye-laws governing the affairs of a company and our bye laws do so provide. Similarly, Delaware law permits corporations to have a staggered board of directors.
Approval of Corporate Matters by Written Consent. Under Bermuda law and our bye-laws, the Companies Act provides that shareholders may take action by resolution in writing signed by the shareholders of the company who at the date of the notice of the resolution in writing represent such majority of votes as would be required if the resolution had been voted on at a meeting of the shareholders.

Delaware law permits shareholders to take action by the consent in writing by the holders of outstanding stock having not less than the minimum number of votes that would be necessary to authorize or take such action at a meeting of stockholders at which all shares entitled to vote thereon were presented and voted.
Amendment of Memorandum of Association. Bermuda law provides that the memorandum of association of a company may be amended by a resolution passed at a general meeting of shareholders of which due notice has been given. An amendment to the memorandum of association that alters the company’s business objects may require approval of the Bermuda Minister of Finance, who may grant or withhold approval at his or her discretion.
Under Bermuda law, the holders of an aggregate of not less than 20% in par value of a company’s issued share capital have the right to apply to the Bermuda courts for an annulment of any amendment of the memorandum of association adopted by shareholders at any general meeting, other than an amendment which alters or reduces a company’s share capital as provided in Companies Act. Where such an application is made, the amendment becomes effective only to the extent that it is confirmed by the Bermuda court. An application for an annulment of an amendment to the memorandum of association must be made within 21 days after the date on which the resolution altering the company’s memorandum of association is passed and may be made on behalf of persons entitled to make the application by one or more of their designees as such holders may appoint in writing for such purpose. No application may be made by the shareholders voting in favor of the amendment.
Under Delaware law, amendment of the certificate of incorporation, which is the equivalent of a memorandum of association, of a company must be made by a resolution of the board of directors setting forth the amendment, declaring its advisability, and either calling a special meeting of the shareholders entitled to vote or directing that the amendment proposed be considered at the next annual meeting of the shareholders. Delaware law requires that, unless a different percentage is provided for in the certificate of incorporation, a majority of the outstanding shares entitled to vote thereon is required to approve the amendment of the certificate of incorporation at the shareholder meeting. If the amendment would alter the number of authorized shares or par value or otherwise adversely affect the rights or preference of any class of a company’s stock, the holders of the outstanding shares of such affected class, regardless of whether such holders are entitled to vote by the certificate of incorporation, should be entitled to vote as a class upon the proposed amendment. However, the number of authorized shares of any class may be increased or decreased, to the extent not falling below the number of shares then outstanding, by the affirmative vote of the holders of a majority of the stock entitled to vote, if so provided in the company’s certificate of incorporation or any amendment that created such class or was adopted prior to the issuance of such class or that was authorized by the affirmative vote of the holders of a majority of such class or classes of stock.
Amendment of Bye-Laws. Our bye-laws may be revoked or amended by the Board of Directors, which may from time to time revoke or amend them in any way by resolution of the Board of Directors passed by a majority of the directors then in the office and eligible to vote on the resolution. However, no revocation or amendment shall be operative unless and until it is approved at a subsequent general meeting of the Company by the shareholders by resolution passed by a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under the bye-laws) or such greater majority as required by bye-laws.
Under Delaware law, holders of a majority of the voting power of a corporation and, if so provided in the certificate of incorporation, the directors of the corporation, have the power to adopt, amend and repeal the bylaws of a corporation.
We are a Bermuda company and it may be difficult to effect service of process on us or enforce judgments against us or our directors and executive officers in the United States.
We are incorporated under the laws of Bermuda and our business is based in Bermuda. In addition, certain of our directors and officers reside outside the United States, and a substantial portion of our assets and the assets of such persons are located in jurisdictions outside the United States. As such, it may be difficult or impossible to effect service of process upon us or those persons in the United States or to recover against us or them on judgments of U.S. courts, including judgments predicated upon civil liability provisions of the U.S. federal securities laws. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability, including the possibility of monetary damages, on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
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
In addition to and irrespective of jurisdictional issues, the Bermuda courts will not enforce a U.S. federal securities law that is either penal or contrary to public policy in Bermuda. It is the advice of our Bermuda counsel that an action brought pursuant to a public or penal law, the purpose of which is the enforcement of a sanction, power or right at the instance of the state in its sovereign capacity, will not be entertained by a Bermuda court. Certain remedies available under the laws of U.S. jurisdictions, including certain remedies under U.S. federal securities laws, would not be available under Bermuda law or enforceable in a Bermuda court, as they would be contrary to Bermuda public policy. Further, no claim may be brought in Bermuda against us or our directors and officers in the first instance for violation of U.S. federal securities laws because these laws have no extraterritorial jurisdiction under Bermuda law and do not have force of law in Bermuda. A Bermuda court may, however, impose civil liability on us or our directors and officers if the facts alleged in a complaint constitute or give rise to a cause of action under Bermuda law.
Risks Related to Taxation
Our non-U.S. companies (other than AUL) may be subject to U.S. income tax and that may have a material adverse effect on our operating results and your investment.
If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected (although its operating results should not be materially adversely affected if Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to certain subsidiaries incorporated in the U.S.
We intend to manage the business of Aspen Holdings and its non-U.S. subsidiaries so that none of these companies (other than AUL) should be subject to U.S. tax, (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to certain subsidiaries incorporated in the U.S., because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the above described binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above. AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K. (the “U.K. Treaty”), although the position is not certain.
Our non-U.K. companies may be subject to U.K. tax that may have a material adverse effect on our operating results.
None of us, other than our subsidiaries that are incorporated in the U.K. (“the U.K. Subsidiaries”), should be treated as being resident in the United Kingdom for corporation tax purposes except for APJ Jersey which, although not incorporated in the United Kingdom, is treated as resident in the United Kingdom as a result of its central management and control being exercised from the United Kingdom. Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends to manage our affairs so that none of us, other than the U.K. Subsidiaries and APJ Jersey, is resident in the United Kingdom for tax purposes.
A company that is not resident in the United Kingdom for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the United Kingdom but, in that case, the charge to U.K. corporation tax is limited to profits (both revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.
Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends that we will operate in such a manner so that none of us (other than the U.K. Subsidiaries and APJ Jersey) carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute completely defines the activities that constitute trading in the

United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs might contend successfully that any of us (other than the U.K. Subsidiaries and APJ Jersey) are trading in the United Kingdom through a permanent establishment.
The United Kingdom has no income tax treaty with Bermuda. There are circumstances in which companies that are neither resident in the United Kingdom nor entitled to the protection afforded by a double tax treaty between the United Kingdom and the jurisdiction in which they are resident may be exposed to income tax in the United Kingdom (other than by deduction or withholding) on the profits of a trade carried on there, even if that trade is not carried on through a permanent establishment. However, each of us intends that we will operate in such a manner that none of us will fall within the charge to income tax in the United Kingdom (other than by deduction or withholding).
If any of us, other than the U.K. Subsidiaries and APJ Jersey, were treated as being resident in the United Kingdom for U.K. corporation tax purposes, or as carrying on a trade in the United Kingdom, whether or not through a permanent establishment, our operating results could be materially adversely affected.
Our U.K. operations may be affected by future changes in U.K. tax law.
The U.K. Subsidiaries and APJ Jersey should be treated as resident in the United Kingdom and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. resident companies. The U.K. corporation tax rate has reduced from 24% to 23% with effect from April 1, 2013, and will further reduce to 21% with effect from April 1, 2014 and to 20% with effect from April 1, 2015.
On July 19, 2013, the Organisation for Economic Co-operation and Development published its Action Plan on Base Erosion and Profit Shifting (the “OECD Report”), in an attempt to coordinate multilateral action on international tax rules. The recommended actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. Any changes in U.K. tax law in response to the OECD Report could adversely affect the Aspen Group’s liability to tax.
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

Our operations may be affected by the introduction of an E.U. financial transaction tax (“FTT”).
On February 14, 2013, the E.U. Commission published a proposal for a Directive for a common FTT in those E.U. Member States which choose to participate (“the FTT Zone”) and the proposal was included in the Commission’s work program for 2014 published on October 22, 2013.
The FTT proposal remains subject to negotiation between the participating Member States and is currently the subject of legal challenge. It may therefore be altered prior to any implementation, the timing of which remains unclear. The introduction of FTT in this or similar form could have an adverse affect on the Aspen Group’s economic performance.
Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules.
If you are a “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non-U.S. corporation, that is a CFC for an uninterrupted period of 30 days or more during a taxable year), and you own shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.
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
We believe that because of the anticipated dispersion of our share ownership, provisions in our organizational documents that limit voting power (these provisions are described under “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Bye-Laws” in Part II, Item 5 below) and other factors, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively) 10% or more of the total voting power of all classes of shares of Aspen Holdings or any of its non-U.S. subsidiaries. It is possible, however, that the IRS could successfully challenge the effectiveness of these provisions.
U.S. Persons who hold our shares may be subject to U.S. income taxation at ordinary income rates on their proportionate share of our related party insurance income (“RPII”).
If the RPII (determined on a gross basis) of any of our non-U.S. Operating Subsidiaries were to equal or exceed 20% of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of such non-U.S. Operating Subsidiary (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons on that date regardless of whether such income is distributed, in which case such person’s investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. Operating Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of each of our non-U.S. Operating Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of each of our foreign Operating Subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of such disposition.
Section 1248 of the Internal Revenue Code of 1986, as amended, in conjunction with the RPII rules, provides that if a U.S. Person disposes of shares in a non-U.S. corporation that earns insurance income in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Aspen Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.
U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes.
If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any of our shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of the date on which tax would otherwise be imposed, in which case such U.S. Person’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.
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
Congress enacted legislation in 2010 known as the Foreign Account Tax Compliance Act (“FATCA”) provisions. These provisions require withholding agents to withhold 30% of a U.S. Source payment made to a Foreign Financial Institution (“FFI”) unless the FFI has entered into an agreement with the IRS to report account information for any of the FFI’s U.S. accountholders. Final regulations were issued by the U.S. Treasury on January 17, 2013. The U.S. Treasury has released models for Intergovernmental FATCA Agreements (“IGAs”) with other jurisdictions that will allow FFIs in those jurisdictions to report U.S. accountholder information only to local revenue authorities rather than the IRS. The U.K. / U.S. IGA was signed in September 2012. IRS announcement 2013-43, released in July 2013, provided a number of updates to various FATCA implementation deadlines. The commencement date for the FATCA regime is July 1, 2014. As a result, Non-Publicly Traded Securities Holders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow us to satisfy such obligations. In the event that this withholding tax is imposed, our operating results could be materially adversely affected.
U.S. Persons may be subject to FBAR and “Specified Foreign Financial Asset” reporting requirements.
U.S. Persons holding our shares should consider their possible obligation to file an IRS Form TD F 90-22.1 - Foreign Bank and Financial Accounts Report - with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our shares.
The impact of Bermuda’s letter of commitment to the Organization for Economic Cooperation and Development to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
The Organization for Economic Cooperation and Development (“OECD”) has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (“TIEAs”) with other OECD members or non-OECD members. As at December 31, 2012, Bermuda had 41 signed TIEAs which exceeds the requisite amount and demonstrates Bermuda’s commitment to preserve the standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
Changes to Bermuda tax policies may impact our financial position.
Under current Bermuda law, we are not subject to tax on income, profits, withholding, capital gains or capital transfers. Furthermore, we obtained from the Minister of Finance of Bermuda under the Exempted Undertakings Tax Protection Act 1966 (as amended) an assurance that, in the event Bermuda enacts legislation imposing tax computed on profits, income, any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of the tax will not be applicable to us or our operations until March 31, 2035. Tax policy and legislation in Bermuda could change in the future (as is the case in other jurisdictions) and as such no guarantee can be given as to whether the current tax treatment afforded to us will continue after March 31, 2035.
Item  1B.    Unresolved Staff Comments
Not applicable.

Item 2.	Properties
We entered into a new 14,000 square foot lease in Bermuda on September 1, 2011. The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing September 2021.
For our U.K.-based reinsurance and insurance operations, Aspen U.K. signed an agreement on April 1, 2005 (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately 49,500 square feet covering three floors. The term of the lease commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International but the terms of the lease remain unchanged. The lease is subject to five-yearly upwards-only rent reviews. In 2009 we entered into a lease for approximately 10,000 square feet in London, which we terminated in December 2013 prior to its expiration. In 2011, we entered into another lease in London for approximately 7,000 square feet which expires in March 2016, subject to a negotiable extension provision. We also license office space within the Lloyd’s building on the basis of a renewable 24-month lease.
In 2009, we entered into a five-year lease on 6,500 square feet in Rocky Hill, Connecticut. Subsequent five-year lease renewals have increased the square footage to 34,000 square feet with a lease expiry of April 2018. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. In 2011 we leased an additional floor of 24,000 square feet in the same building for a four year period. In 2011, we also leased a 5,000 square foot office space in Chicago, Illinois and a 6,300 square foot office space in San Francisco, California. On September 28, 2012, we entered into a 8,000 square foot lease in Boston for a five-year period. In August 2013, we entered into a seven-year lease for 5,000 square feet in Houston, Texas.
We also have smaller serviced or leased office space in other U.K. and U.S. locations.
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
Market Information
Our ordinary shares began publicly trading on December 4, 2003. Our New York Stock Exchange (“NYSE”) symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite NYSE trading:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
Period	High	Low

2013
First Quarter	$38.76	$32.23	$0.17
Second Quarter	$39.24	$35.73	$0.18
Third Quarter	$38.83	$34.81	$0.18
Fourth Quarter	$41.43	$35.37	$0.18
2012
First Quarter	$28.64	$25.89	$0.15
Second Quarter	$30.25	$26.92	$0.17
Third Quarter	$30.91	$27.92	$0.17
Fourth Quarter	$33.70	$29.18	$0.17
Number of Holders of Ordinary Shares
As of February 10, 2014, there were 119 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual Preference Shares.
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
We are a holding company and have no direct operations. Our ability to pay dividends depends, in part, on the ability of our Operating Subsidiaries and other subsidiaries to pay us dividends. The Operating Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, “Business — Regulatory Matters” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Additionally, we are subject to Bermuda regulatory constraints that will affect our ability to pay dividends on our ordinary shares and make other payments. Under the Companies Act, we may declare or pay a dividend or make a distribution out of distributable reserves only if we have reasonable grounds for believing that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than our liabilities.
Generally, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares. Our credit facilities also restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

Purchases of Equity Securities by Issuer and Affiliated Purchasers
The following table provides information about purchases by the Company of the Company’s equity securities during the three months ended December 31, 2013:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Shares (or Units)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 to October 31, 2013	77,723	$36.46	77,723	$236.0
November 1, 2013 to November 30, 2013	295,912	$40.03	295,912	$224.2
December 1, 2013 to December 31, 2013 (1)	—	—	—	—
Total	373,635	$39.29	373,635	$224.2
_______________

(1)
During the fourth quarter of 2013, we repurchased 373,635 ordinary shares in the open market at an average price of $39.29 per share for a total cost of $14.7 million. We had $224.2 million remaining under our current share buyback authorization at December 31, 2013.

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
The following graph illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of our ordinary shares, compared with such return for the (i) S&P 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2008 to December 31, 2013, assuming $100 was invested on December 31, 2008. As depicted in the graph below, during this period, the cumulative total return on our ordinary shares was 89.0%, the cumulative total return for the S&P 500 Composite Stock Price Index was 125.9% and the cumulative total return for the S&P Property & Casualty Industry Group Stock Price Index was 101.3%.
Comparison of 5 Year Cumulative Total Return*
Among Aspen Insurance Holdings Ltd, the S&P 500 Composite Stock Price Index and the S&P 500 Property & Casualty Industry Group Stock Price Index

$250
$200
$150
$100
$50
$0
Dec-08
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
AHL
S&P 500
S&P 500 P&C Insurance Index

_______________

*	$100 invested on December 31, 2008 in stock or index, including reinvestment of dividend (fiscal year ending December 31)

	12/08	12/09	12/10	12/11	12/12	12/13
Aspen Insurance Holdings Limited	100.00	107.40	123.30	116.30	144.30	189.00
S&P 500	100.00	125.90	144.60	147.60	171.00	225.90
S&P 500 Property & Casualty Insurance	100.00	111.80	121.70	121.40	145.70	201.30
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
The Board and Corporate Action.  Our bye-laws provide that the Board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. The Board is divided into three classes, designated Class I, Class II and Class III. Our Class I directors are elected to serve until the 2014 annual general meeting, our Class II directors are elected to serve until the 2015 annual general meeting and our Class III directors are elected to serve until our 2016 annual general meeting. Notwithstanding the foregoing, directors who are 70 years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.
Generally, the affirmative vote of a majority of the directors present at any meeting at which a quorum is present shall be required to authorize corporate action. Corporate action may also be taken by a unanimous written resolution of the Board without a meeting and with no need to give notice. The quorum necessary for the transaction of business of the Board may be fixed by the Board and, unless so fixed at any other number, shall be a majority of directors in office from time to time and in no event less than two directors.
Voting Cutbacks.  In general, and except as provided below, on a poll shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the shares of a shareholder in the Company are treated as “controlled shares” (as determined pursuant to section 958 of the Code) of any U.S. Person and such controlled shares constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares owned by such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5%

U.S. Shareholders has been reduced to less than 9.5%. In addition, our Board may limit a shareholder’s voting rights when it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder; and (ii) avoid certain material adverse tax, legal or regulatory consequences to the Company or any of its subsidiaries or any shareholder or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). The amount of any reduction of votes that occurs by operation of the above limitations will generally be reallocated proportionately among all other shareholders of Aspen Holdings whose shares were not “controlled shares” of the 9.5% U.S. Shareholder so long as such: (i) reallocation does not cause any person to become a 9.5% U.S. Shareholder and (ii) no portion of such reallocation shall apply to the shares held by Wellington Underwriting plc (“Wellington”) or the Names’ Trustee, except where the failure to apply such increase would result in any person becoming a 9.5% shareholder.
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
Shareholder Action.  Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under our bye-laws). Our bye-laws require that annual general meetings be called by at least 21 days’ written notice.
The following actions shall be approved by the affirmative vote of at least 75% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): any amendment to Bye-Laws 13 (first sentence - Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the Board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under our bye-laws).
Shareholder action may be taken by resolution in writing signed by the shareholders (or the holders of such class of shares) who at the date of the notice of the resolution in writing represent the majority of votes that would be required if the resolution had been voted on at a meeting of the shareholders.
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

Description of our 5.625% Perpetual PIERS
In December 2005, the Board authorized the issuance and sale of up to an aggregate amount of 4,600,000 of our 5.625% Perpetual Preferred Income Equity Replacement Securities, with a liquidation preference of $50 per security (the “5.625% Perpetual PIERS”).

On April 25, 2013, we elected to mandatorily convert all of the outstanding 5.625% Perpetual PIERS. Each holder of a 5.625% Perpetual PIER received $50 in cash plus a number of our ordinary shares based on the conversion rate calculated in accordance with the trading prices of our ordinary shares over a 20-day settlement period beginning on, and including, April 29, 2013 and ending on, and including, May 24, 2013. Accordingly, the conversion settlement amount for each $50 liquidation preference of 5.625% Perpetual PIERS was paid on May 30, 2013, the settlement date, in the following forms of consideration: $50 in cash and approximately 0.3991 ordinary shares. As a result, we issued a total of 1,835,860 ordinary shares. In accordance with the terms of the 5.625% Perpetual PIERS, no further dividends were paid on the 5.625% Perpetual PIERS as a result of such mandatory conversion.
Description of our 7.401% Perpetual Preference Shares
In November 2006, the Board authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security (the “7.401% Perpetual Preference Shares”). On March 31, 2009, we purchased 2,672,500 of our 7.401% Perpetual Preference Shares at a price of $12.50 per share. As at December 31, 2013, there were 5,327,300 7.401% Perpetual Preference Shares outstanding. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 7.401% Perpetual Preference Shares, 7.250% Perpetual Preference Shares (as defined below) and 5.95% Perpetual Preference Shares (as defined below).
Dividends on our 7.401% Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 7.401% of the $25 liquidation preference of each 7.401% Perpetual Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year. Commencing on January 1, 2017, dividends on our 7.401% Perpetual Preference Shares will be payable, on a non-cumulative basis, when, as and if declared by the Board, at a floating annual rate equal to 3-month LIBOR plus 3.28%. This floating dividend rate will be reset quarterly. Generally, unless the full dividends for the most recently ended dividend period on all outstanding 7.401% Perpetual Preference Shares~~,~~ have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.
Whenever dividends on any 7.401% Perpetual Preference Shares shall have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our 7.401% Perpetual Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 7.250% Perpetual Preference Shares and the 5.95% Perpetual Preference Shares), will be entitled to the appointment of two directors, and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our 7.401% Perpetual Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding 7.401% Perpetual Preference Shares and any series of appointing preference shares (including the 7.250% Perpetual Preference Shares and the 5.95% Perpetual Preference Shares), acting together as a single class, will be required for the authorization or issuance of any class or series of share capital (or security convertible into or exchangeable for shares) ranking senior to the 7.401% Perpetual Preference Shares as to dividend rights or rights upon our liquidation, winding-up or dissolution and for amendments to our memorandum of association or bye-laws that would materially adversely affect the rights of holders of the 7.401% Perpetual Preference Shares.
On and after January 1, 2017, we may redeem the 7.401% Perpetual Preference Shares at our option, in whole or in part, at a redemption price equal to $25 per Perpetual Preference Share, plus any declared and unpaid dividends.
Our 7.401% Perpetual Preference Shares are listed on the NYSE under the symbol “AHLPRA.”
Description of our 7.250% Perpetual Preference Shares
On April 3, 2012, the Pricing and Repurchase Committee of the Board authorized the issuance and sale of up to $230,000,000 of our 7.250% Perpetual Preference Shares, with a liquidation preference of $25 per security (the “7.250% Perpetual Preference Shares”). On April 11, 2012, we issued 6,400,000 7.250% Perpetual Preference Shares for an aggregate amount of $160 million. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 7.250% Perpetual Preference Shares, 7.401% Perpetual Preference Shares and 5.95% Perpetual Preference Shares.

Dividends on our 7.250% Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 7.250% of the $25 liquidation preference of each 7.250% Perpetual Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year.
Whenever dividends on any 7.250% Perpetual Preference Shares shall have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our 7.250% Perpetual Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 7.401% Perpetual Preference Shares and the 5.95% Perpetual Preference Shares), will be entitled to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on our 7.250% Perpetual Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding 7.250% Perpetual Preference Shares and any series of appointing preference shares (including the 7.401% Perpetual Preference Shares and the 5.95% Perpetual Preference Shares), voting together as a single class, will be required for the authorization or issuance of any class or series of senior shares (or any security convertible into or exchangeable for senior shares) ranking senior to the 7.250% Perpetual Preference Shares as to dividend rights or rights upon our liquidation and for amendments to our memorandum of association or bye-laws that would materially adversely affect the rights of holders of the 7.250% Perpetual Preference Shares.
We may redeem the 7.250% Perpetual Preference Shares at our option, in whole or in part, at a redemption price equal to $25 per 7.250% Perpetual Preference Share, plus any declared and unpaid dividends, if any, (i) at any time following the occurrence of a tax event and (ii) on July 1, 2017 and any dividend payment date thereafter.
Our 7.250% Perpetual Preference Shares are listed on the NYSE under the symbol “AHLPRB.”
Description of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares

On April 25, 2013, the Board authorized the issuance and sale of up to $300,000,000 of our 5.95% Perpetual Preference Shares, with a liquidation preference of $25 per security (the “5.95% Perpetual Preference Shares”). On May 2, 2013, we issued 11,000,000 5.95% Perpetual Preference Shares for an aggregate amount of $275 million. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 5.95% Perpetual Preference Shares, 7.401% Perpetual Preference Shares and 7.250% Perpetual Preference Shares.

Dividends on our 5.95% Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 5.95% of the $25 liquidation preference of each 5.95% Perpetual Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year. Commencing on July 1, 2023, dividends on the 5.95% Perpetual Preference Shares will be payable, on a non-cumulative basis, when, as and if declared by the Board, at a floating annual rate equal to 3-month LIBOR plus 4.06%. This floating dividend will be reset quarterly. Generally, unless the full dividends for the most recently ended dividend period on all outstanding 5.95% Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.

Whenever dividends on any 5.95% Perpetual Preference Shares shall have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of the 5.95% Perpetual Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 7.401% Perpetual Preference Shares and the 7.250% Perpetual Preference Shares), will be entitled, at a special meeting called at the request of record holders of at least 20% of the aggregate liquidation preference of the 5.95% Perpetual Preference Shares or of any other series of appointing preference shares then outstanding (including the 7.401% Perpetual Preference Shares and the 7.250% Perpetual Preference Shares) to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on the 5.95% Perpetual Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.

In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding 5.95% Perpetual Preference Shares and any series of appointing preference share (including the 7.401% Perpetual Preference Shares and the 7.250% Perpetual Preference Shares), acting together as a single class, will be required for the authorization or issuance of any class or series of senior shares (or any security convertible into or exchangeable for senior notes) ranking senior to the 5.95% Perpetual Preference Shares as to dividend rights or rights upon liquidation, winding up or dissolution and for amendments to our memorandum of association or bye-laws that would materially adversely affect the existing terms of the 5.95% Perpetual Preference Shares.

We may redeem the 5.95% Perpetual Preference Shares at our option, in whole or in part, at a redemption price equal to $25 per 5.95% Perpetual Preference Share, plus any declared and unpaid dividends, if any (i) on July 1, 2023 and on any dividend payment date thereafter and (ii) on any dividend payment date following the occurrence of a tax event or on the dividend payment date following the occurrence of a capital disqualification redemption event.

Our 5.95% Perpetual Preference Shares are listed on the NYSE under symbol “AHLPRC.”

Item 6.	Selected Financial Data
The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2013, 2012, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2013, 2012, 2011, 2010 and 2009 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2013, and for each of the twelve months ended December 31, 2013, 2012 and 2011, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2013	2012	2011	2010	2009
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross written premiums	$2,646.7	$2,583.3	$2,207.8	$2,076.8	$2,067.1
Net premiums written	2,299.7	2,246.9	1,929.1	1,891.1	1,836.8
Net premiums earned	2,171.8	2,083.5	1,888.5	1,898.9	1,823.0
Loss and loss adjustment expenses	(1,223.7)	(1,238.5)	(1,556.0)	(1,248.7)	(948.1)
Amortization of deferred policy acquisition costs, general, administrative and corporate expenses	(790.1)	(726.3)	(631.5)	(587.1)	(586.6)
Net investment income	186.4	204.9	225.6	232.0	248.5
Net income/(loss)	329.3	280.4	(110.1)	312.7	473.9
Basic earnings/(loss) per share	4.29	3.51	(1.88)	3.80	5.82
Fully diluted earnings/(loss) per share	4.14	3.39	(1.88)	3.62	5.64
Basic weighted average shares outstanding (millions)	66.9	71.1	70.7	76.3	82.7
Diluted weighted average shares outstanding (millions)	69.4	73.7	70.7	80.0	85.3
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	56.3%	59.4%	82.4%	65.8%	52.0%
Expense ratio (on net premiums earned) (2)	36.3%	34.9%	33.5%	30.9%	32.1%
Combined ratio (3)	92.6%	94.3%	115.9%	96.7%	84.1%
Summary Balance Sheet Data
Total cash and investments (4,8)	$8,306.5	$8,203.9	$7,624.9	$7,320.0	$6,811.9
Premiums receivable (5)	1,045.5	1,141.8	985.1	905.0	793.4
Total assets	10,230.5	10,310.6	9,460.5	8,832.1	8,257.2
Loss and loss adjustment expense reserves	4,678.9	4,779.7	4,525.2	3,820.5	3,331.1
Reserves for unearned premiums	1,280.6	1,120.8	916.1	859.0	907.6
Loan notes issued by Silverton (9)	50.0	—	—	—	—
Long-term debt	549.0	499.1	499.0	498.8	249.6
Total shareholders’ equity	3,299.6	3,488.4	3,156.0	3,241.9	3,305.4
Per Share Data (Based on U.S. GAAP balance sheet data):
Book value per ordinary share (6)	$41.87	$42.12	$39.66	$40.96	$35.42
Diluted book value per share (treasury stock method) (7)	$40.90	$40.65	$38.21	$38.90	$34.14
Cash dividend declared per ordinary share	$0.71	$0.66	$0.60	$0.60	$0.60
______________

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing amortization of deferred policy acquisition costs and general, administrative and corporate expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed maturities, other investments, short-term investments, accrued interest and receivables for investments sold.

(5)	Premiums receivable including funds withheld.

(6)
Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 83,327,594, 70,508,013, 70,655,698, 70,753,723 and 65,546,976 at December 31, 2009, 2010, 2011, 2012 and 2013, respectively.

(7)
Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2009, 2010, 2011, 2012 and 2013, divided by the number of dilutive equivalent shares outstanding of 86,465,357, 74,172,657, 73,355,674, 73,312,340 and 67,089,572 at December 31, 2009, 2010, 2011, 2012 and 2013, respectively. At December 31, 2009, 2010, 2011, 2012 and 2013, there were 3,137,763, 3,664,644, 2,699,976, 2,558,617 and 1,542,596 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options.

(8)	Including cash within consolidated variable interest entities of $50.0 million as at December 31, 2013.

(9)
Notes issued by our consolidated variable interest entity of $50.0 million as at December 31, 2013. For more information, refer to Note 19(c), “Commitments and Contingencies” of our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2013, 2012 and 2011. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related Notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.
Aspen’s Year in Review
Our overall results for 2013 were strong delivering a return on equity of 10.6% for 2013 compared to 8.5% for 2012. Our reinsurance segment contributed $253.1 million to our results with lower catastrophe and attritional losses than in the prior year and favorable reserve developments in all lines of business. Our insurance segment had an overall loss of $43.9 million, driven by significant losses in the marine, aviation, energy and construction line of business, partially offset by the remaining four lines of business being profitable. The losses in the marine, aviation, energy and construction line of business were due to adverse loss development in the M.E.C. liability account which had an increased frequency of mid-sized energy and construction losses. Please refer to “Reserves for Losses and Loss Adjustment Expenses” below for further discussion.
Turning to our investments, in light of the continuing low interest rate environment, we took advantage of opportunities to further diversify our investment portfolio by investing in EMD, BB High Yield Bonds and BB Bank Loans as well as increasing our investments in equities. However, our net investment income for 2013 was $186.4 million, a decrease from $204.9 million in 2012.
Insurance. In 2013, we made significant progress in executing our strategic objectives to increase our insurance operations both geographically and in the level of premiums written. We continued to build our U.S. insurance operations with the establishment of a U.S. based property-focused onshore marine, energy and construction team, complementing our product offering across our marine, aviation, energy and construction line of business. Gross written premium for the segment increased by 11.6% reflecting significant growth in the U.S. combined with increases in several of our international accounts. Our combined ratio was 103.9% in 2013 compared to 99.3% in 2012.
Reinsurance. In reinsurance, notwithstanding challenging market conditions in certain lines of business, we continued to focus on growth in regional areas and we established Aspen Capital Markets in April 2013 to expand Aspen Re’s participation in the alternative reinsurance market. The focus of the team is to develop alternative reinsurance structures to leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets and provide investors direct access to its underwriting expertise. Silverton, our sidecar, was established in 2013 to provide quota share support to Aspen Re’s global property catastrophe excess of loss reinsurance business in light of these objectives. Gross written premium, in line with expectations and prevailing market conditions, reduced by 7.7%. The reinsurance segment’s combined ratio was 76.4% in 2013 compared to 85.4% in 2012.
Capital Management. In early 2013, we undertook a strategic review of the businesses we write that was exposed to catastrophe in the U.S. and we concluded that the earnings from our U.S. property insurance portfolio were excessively volatile as a result of inadequate original rates for catastrophe exposure that left insufficient margin for expenses and non-catastrophe attritional claims. Therefore, we implemented a controlled reduction of our U.S. wind and earthquake exposure within our U.S. property insurance account through purchasing additional reinsurance which resulted in a significant release of capital contributing to the surplus capital available for our share repurchases in 2013.
In 2013, we continued our strategy to return excess capital to shareholders with the repurchase of 8,461,174 shares for a total consideration of $309.6 million. We redeemed our $250 million 6.00% Senior Notes due August 14, 2014 following the issuance of $300 million of Senior Notes due November 15, 2023 (the “2023 Senior Notes”) at a favorable interest rate of 4.65%. We also opportunistically redeemed our 5.625% Perpetual PIERS ($230 million), which had an adverse impact on our dilutive shares with the proceeds from a new issuance of $275 million of 5.95% Perpetual Preference Shares. In the second quarter of 2013, we increased our quarterly dividend on our ordinary shares from $0.17 to $0.18 per ordinary share.

Financial Overview
The following overview of our 2013, 2012 and 2011 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.
Operating highlights

•	Annualized net income return on average equity of 10.6% for 2013 compared with 8.5% in 2012 and (4.8)% in 2011.

•	Gross written premiums of $2,646.7 million for 2013, an increase of 2.5% compared with 2012 and 19.9% compared to 2011.

•
Combined ratio for 2013 of 92.6%, including $101.9 million, or 4.6 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, compared with 94.3% for 2012, which included $205.0 million or 10.8 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements and 115.9% for 2011, which included 31.5 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements.

•
Net favorable development on prior year loss reserves of $107.7 million, or 5.0 combined ratio points, for 2013 compared with $137.4 million, or 6.6 combined ratio points, for 2012, or $92.3 million, or 4.9 combined ratio points, for 2011.

Gross written premiums.  The changes in our segments’ gross written premiums for the twelve months ended December 31, 2013, 2012 and 2011 are as follows:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2013		2012		2011
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,133.9	(7.7)%	$1,227.9	3.4%	$1,187.5
Insurance	1,512.8	11.6%	1,355.4	32.8%	1,020.3
Total	$2,646.7	2.5%	$2,583.3	17.0%	$2,207.8
Gross written premium increased 2.5% in 2013 compared to 2012 due to increases from our insurance lines, mainly in the U.S. This has been partially offset by reductions across our reinsurance lines of business. The increase in gross written premiums in the insurance segment is mainly attributable to our casualty, financial and professional lines and programs business in the U.S., with casualty also benefiting from growth in our U.K.-based business. The decrease in gross written premiums in the reinsurance segment was across all lines and reflects challenging market conditions particularly in property catastrophe lines, higher commutations in casualty and specialty lines and adverse prior year premium adjustments in other property lines as well as rate pressures.
Gross written premiums increased by 17.0% in 2012 compared to 2011 due predominantly to the continued development of our U.S. insurance platform. The increase in gross written premiums in the insurance segment was across all lines, but was mainly attributable to our property and programs business. Increases in gross written premiums in our marine, aviation, energy and construction insurance lines were mainly due to increased premiums for marine, energy and liability business which achieved significant rate increases following a series of industry losses in recent years. The increase in gross written premiums in the reinsurance segment arose from other property and casualty reinsurance business. The increase in other property was due to strong production from our proportional treaty and facultative business as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments. In 2013, we recognized $6.8 million of reinstatements premiums associated with German hailstorms and Central European and Canadian floods, while in 2012, we recognized a total of $23.3 million of reinstatement premiums associated with catastrophe events, $22.1 million of which were associated with Superstorm Sandy.

Combined ratio.  We monitor the ratio of losses and expenses to net earned premium (the “combined ratio”) as a measure of relative performance where a lower ratio represents a better result than a higher ratio. The combined ratios for our two business segments for the twelve months ended December 31, 2013, 2012 and 2011 were as follows:

	Combined Ratios for the Twelve Months Ended December 31,
Business Segment	2013	2012	2011
Reinsurance	76.4%	85.4%	125.6%
Insurance	103.9%	99.3%	96.1%
Total	92.6%	94.3%	115.9%
The combined ratio for 2013 decreased by 1.7 percentage points compared to 2012, primarily due to a reduction in pre-tax catastrophe losses, net of reinsurance and reinstatements of $205.0 million in 2012 to $101.9 million in 2013, partially offset by reduction of $29.7 million in prior year reserve releases and a $23.0 million increase in expenses.
The combined ratio for 2012 decreased by 21.6 percentage points compared to 2011. The decrease was primarily due to a $329.3 million reduction in pre-tax catastrophe losses, net of reinsurance and reinstatements from major natural catastrophes from $534.3 million in 2011 to $205.0 million in 2012 but was partially offset by an increase in the expense ratio.
In each of the years ended December 31, 2013, 2012 and 2011, we recorded a reduction in the level of reserves for prior years. In 2013, we reported net favorable development on prior year loss reserves of $107.7 million, or 5.0 combined ratio points, compared with $137.4 million, or 6.6 combined ratio points, for 2012, and $92.3 million, or 4.9 combined ratio points, for 2011.
Reserve releases decreased by $29.7 million in 2013 due to a net reserve strengthening in our insurance segment of $14.9 million in 2013 principally in the marine, aviation, energy and construction line, compared to a $35.2 million reserve release in 2012. The reinsurance segment had a reserve release of $122.6 million compared to $102.2 million in 2012.
Reserve releases increased by $45.1 million in 2012 due mainly to a net reserve release of $102.2 million for our reinsurance segment compared to net reserve release of $72.3 million for our reinsurance segment in 2011. Reserve releases were lower in 2011 due to less favorable developments impacting our reinsurance segment, particularly property lines, while our insurance segment strengthened reserves in our financial and professional lines.
Further information relating to the release of reserves can be found below under “— Reserves for Losses and Loss Adjustment Expenses — Prior Year Loss Reserves.”
Amortization of deferred policy acquisition costs increased in 2013 compared to 2012, and in 2012 compared to 2011, in line with premium growth in our U.S. insurance operations and due mainly to adjustments in profit-related commission accruals. General, administrative and corporate expenses have increased to $368.1 million in 2013 from $345.1 million in 2012 and $284.5 million in 2011. The increase in 2013 is due to an increase in staff costs, performance-related accruals and other costs associated with the continued build out of our U.S. insurance. General, administrative and corporate expense increased in 2012 compared to 2011 due to increases in costs associated mainly with the continued build out of our U.S. insurance and U.K. regional platforms.
Net investment income.  In 2013, we generated net investment income of $186.4 million, a decrease of 9.0% on the prior year (2012 — $204.9 million; 2011 — $225.6 million). Net investment income has steadily declined over the years from 2011 to 2013, due to the continuing decline in our reinvestment rate reflecting lower yields on investment grade fixed income securities. Lower reinvestment rates and declining book yields from fixed income securities were partially offset by $12.6 million of dividend income from our global equity securities portfolio in 2013 compared with $6.2 million in 2012 and $6.1 million in 2011. As mentioned above, we have invested in EMD, BB Bank Loans and BB High Yield Bonds and have increased our investments in equities.
Taxes.  We recognized a tax expense in 2013 of $13.4 million (2012 — $15.0 million expense; 2011 — $37.2 million credit), equivalent to a consolidated rate on income before tax of 3.9% in 2013 compared to 5.1% in 2012 and 25.3% tax credit in 2011. The effective tax rate has reduced in 2013 due to the reduction in U.K. corporate tax rate from 24% to 23%. The tax in each of the years is representative of the geographic spread of our business between taxable and non-taxable jurisdictions in such years. The tax credit in 2011 was due to a greater proportion of losses having been incurred by Operating Subsidiaries in tax paying jurisdictions, adjustments to prior years’ tax provisions as well as reductions in the U.K. corporation tax rates.
Net income.  For 2013, we reported income after taxes of $329.3 million, compared to income after taxes of $280.4 million in 2012, and a loss after taxes of $110.1 million in 2011. The increase in net income in 2013 over 2012 was due to the $39.3 million increase in underwriting income resulting from higher earned premiums, and lower catastrophe losses combined with a $9.6 million increase in realized and unrealized investment gains and losses and a $29.7 million increase in fair value of derivatives compensating for an $18.5 million reduction in investment income. The increase in net income after tax in 2012 over 2011 was due primarily to the $417.7 million increase in underwriting income, principally due to a reduction in catastrophe losses of $298.7 million from 2011 to 2012.
Other comprehensive income. Total other comprehensive income decreased by $206.8 million (2012 — loss of $106.1 million), net of taxes, for the twelve months ended December 31, 2013. This is comprised of a $161.3 million loss in the net unrealized available for sale investment portfolio (2012 — $7.8 million unrealized gain) largely attributable to the impact of rising interest rates on our bond portfolios, $23.4 million reclassification of net realized losses to net income (2012 — $2.0 million reclassified realized losses) and an unrealized loss in foreign currency translation of $24.1 million (2012 — $11.5 million unrealized loss).
Dividends.  In April 2013, the Board approved an increase in the quarterly dividend on our ordinary shares from $0.17 per ordinary share to $0.18 per ordinary share (2012 — $0.17 quarterly dividend; 2011 — $0.15 quarterly dividend). Dividends paid on the preference shares in 2013 were $35.5 million (2012 — $31.1 million; 2011 — $22.8 million). The increase from 2011 was due to the issuance in April 2012 of an additional series of $160.0 million of preference shares. The increase in the dividends paid in 2013 was due to the additional issuance of a series of preference shares on May 2, 2013 for $275.0 million and issue expenses of $4.4 million, offset by the redemption of the 5.625% Perpetual PIERS on May 30, 2013 for which dividends are no longer paid.
Shareholders’ equity and financial leverage.  Total shareholders’ equity reduced by $188.8 million from $3,488.4 million as at December 31, 2012 to $3,299.6 million at December 31, 2013. The most significant movements were:

•	the net proceeds of $270.6 million from the issuance of the 5.95% Perpetual Preference Shares;

•	a $239.3 million increase in retained earnings for the period;

•	the redemption of all of our 5.625% Perpetual PIERS with a liquidation preference of $50.00 for an aggregate amount of $230.0 million;

•	a reduction in accumulated other comprehensive income of $208.3 million;

•	the repurchase of 4,407,898 ordinary shares for $159.6 million through open market and other repurchases; and

•	the repurchase of 4,053,276 ordinary shares for $150.0 million through an accelerated share repurchase.
As at December 31, 2013, our total shareholders’ equity included preference shares with a total value as measured by their respective liquidation preferences of $568.2 million (2012 — $523.2 million) less issue costs of $12.4 million (2012 — $15.1 million).

On May 2, 2013, we issued 11.0 million shares of 5.95% Perpetual Preference Shares. The 5.95% Perpetual Preference Shares have a liquidation preference of $25.00 per share and net proceeds were $270.6 million (comprising $275.0 million of total liquidation preference less $4.4 million of issue expenses). On May 30, 2013, we redeemed all of our 5.625% Perpetual PIERS with a liquidation preference of $50.00 for an aggregate amount of $230.0 million. We also issued a total of 1,835,860 ordinary shares in connection with the redemption of the 5.625% Perpetual PIERS.
Our senior notes were the only material debt issued by Aspen Holdings as of December 31, 2013 and 2012 of $549.0 million and $499.1 million, respectively. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at December 31, 2013, this ratio was 15.4% (2012 — 12.5%).
In addition to the senior debt issued by Aspen Holdings, we have also reported $50.0 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 19(c) of our consolidated financial statements, “Commitments and Contingencies.”
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total debt and the liquidation preference of our preference shares to total capital which was 29.6% as of December 31, 2013 (2012 — 25.3%).
Diluted book value per ordinary share at December 31, 2013 was $40.90, an increase of 0.6% compared to $40.65 at December 31, 2012.
Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

Balances as at December 31, 2013 and 2012 were:

	As at December 31, 2013	As at December 31, 2012
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,299.6	$3,488.4
Preference shares less issue expenses	(555.8)	(508.1)
Non-controlling interests	0.3	(0.2)
Net assets attributable to ordinary shareholders	$2,744.1	$2,980.1
Issued ordinary shares	65,546,976	70,753,723
Issued and potentially dilutive ordinary shares	67,089,572	73,312,340
Market Conditions, Rate Trends and Developments in 2013 and Early 2014
Overall. The overall pricing environment in which we operate continues to be varied and highly dynamic.
Reinsurance. Currently in the reinsurance market the rate dynamics are evolving rapidly. The January 1 renewal season, which is a significant renewal date in the reinsurance market, again saw an influx of new capital. We view the increased amount of capital in the reinsurance market less as a developing story and more as the new norm. This renewal season saw a further increase in the level of supply in the market which was coupled with a decrease in demand. Companies reassessed their reinsurance needs to take advantage of both higher levels of capital on their balance sheets and the declining rate environment. Nevertheless, we were able to grow our premiums while maintaining the same amount of net exposure by utilizing our relationships with third party capital as well as taking advantage of less expensive retrocession.
In casualty reinsurance and the less catastrophe-exposed property lines, the January 1 renewal rates were broadly stable to slight reductions of approximately 2 to 3%. In property catastrophe however, the influx of new capital was most pronounced. This resulted in the most intense competition during the January renewals and rates are under significant pressure. At January 1, for the property catastrophe market as a whole, rates were down approximately 15%, with European property catastrophe experiencing rate decreases of approximately 10% to 15% whereas U.S. property catastrophe was more pressured with rate decreases between 15% and 20%. Within our property catastrophe account, we limited the overall rate reduction to approximately 12% for the January renewals. In the case of retrocession, where we are a buyer of reinsurance and not a seller, we benefited from rates declining in the range of 25 to 35%.
Insurance. January 1 is not a major renewal date for insurance overall. For the U.S. primary insurance market overall at the January renewals, rates increased yet at a more modest pace than a year ago. For the majority of international lines, the rates are holding firm. There are a few lines which previously experienced loss activity and are now showing rate increases. Conversely, a few specialized areas such as aviation and offshore energy property in the Gulf of Mexico are experiencing downward pressure.
Recent Developments
From January 1, 2014 to February 14, 2014, we repurchased 715,505 ordinary shares at an average price of $40.16 per share for a total cost of $28.7 million.

Critical Accounting Policies
Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. A statement of all the significant accounting policies we use to prepare our financial statements is included in the Notes to the consolidated financial statements. If factors such as those described in Part I, Item 1A, “Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policy and calculating financial results, there could be a material adverse effect on our operating results, financial condition and liquidity.

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
Adjustment premiums are most significant in relation to reinsurance contracts. Different considerations apply to non-proportional and proportional treaties as follows:
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
Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $155.8 million in gross written premium in 2013 (2012 — $171.3 million), or 13.7% of our reinsurance segment, of which $8.1 million was estimated (2012 — $52.5 million) and $147.7 million was reported by the cedants (2012 — $118.8 million). Excluding the impact of fixed costs such as reinsurance premiums and operating expenses, we estimate that the impact of a $1.0 million increase in our estimated gross premiums written in our property treaty pro rata business would increase net income before tax by $0.3 million for our property reinsurance segment for the year ended December 31, 2013 (2012 — $0.1 million increase).

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
We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $155.8 million (2012 — $171.3 million) in our property reinsurance treaty pro rata account as of December 31, 2013, a variation of 5% could increase or reduce net income before taxation by approximately $0.8 million (2012 — $0.9 million).
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
Reserving Approach
We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	the cost of claims reported to us but not yet paid known as case reserves (“case reserves”);

•	IBNR reserves to cover the anticipated cost of claims incurred but not reported and potential development of reported claims; and

•	the associated expenses with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process, known as the loss adjustment expenses (“LAE”).
Prior to the selection by management of the reserves to be included in our financial statements, our actuarial team employs a number of techniques to establish a range of estimates from which they consider it reasonable for management to select a ‘best estimate’ (the “actuarial range”).
Case reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. In estimating the cost of these claims, we consider circumstances related to the claims as reported, any information available from cedants, lawyers and loss adjustors and information on the cost of settling claims with similar characteristics in previous periods. See Part 1, Item 1, “Business — Reserves” for additional information on our reserving approach.
IBNR reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition, we do not have specific information on IBNR claims so they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by line of business. Where appropriate, analyses may be conducted on sub-sets of a line of business. IBNR reserves are calculated by projecting our ultimate losses on each line of business and subtracting paid losses and case reserves. IBNR reserves also cover any potential development of reported claims.
Sources of information.  Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties and any business written through managing general agents, we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events such as natural catastrophes and airplane crashes we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.
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
Reserving procedures and process.  Our actuaries calculate the IELR, BF and Chain Ladder and, if appropriate, other methods for each line of business and each accident year. They then provide a range of ultimates within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies involve significant subjective judgments reflecting many factors, including but not limited to, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with our underwriting, claims, legal and finance teams in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount at which the claims may ultimately settle, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.
There are no differences between our year-end and our quarterly internal reserving procedures and processes because our actuaries perform the basic projections and analyses described above for each line of business.
Selection of reported gross reserves.  Management, through its Reserve Committees, then reviews the range of actuarial estimates, which to date it has not adjusted, and any other evidence before selecting its best estimate of reserves for each line of business. Management can select its best estimate outside the range provided by the actuaries, but to date gross reserves have been within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amounts to be recorded in the Company’s financial statements.
There are two Reserve Committees, one for each of the insurance and reinsurance segments. Common membership to both committees includes the Group Chief Risk Officer (the Chair), the Group Head of Risk and Group Chief Actuary, the Group Chief Financial Officer, the U.S. Insurance Chief Actuary, the Chairman of Aspen Insurance and the Chief Underwriting Officer of Aspen Re. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each committee.
Each line of business is reviewed in detail by management, through its Reserve Committee, at least once a year; the timing of such reviews varies throughout the year. Additionally, for all lines of business, we review the emergence of actual losses relative to expectations every fiscal quarter. If warranted from this analysis, we may accelerate the timing of our detailed actuarial reviews.
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
Estimates of IBNR are generally subject to a greater degree of uncertainty than estimates of the cost of settling claims already notified to us, where more information about the claim event is generally available. IBNR claims often may not be apparent to the insured until many years after the event giving rise to the claims has happened. Lines of business where the IBNR proportion of the total reserve is high, such as casualty insurance, will typically display greater variations between initial estimates and final outcomes because of the greater degree of difficulty of estimating these reserves.
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
These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2013, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $129.3 million in loss reserves which would represent 37.7% of income before income tax for the twelve months ended December 31, 2013. As at December 31, 2012, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $128.9 million in loss reserves which would represent 43.6% of income before income tax for the twelve months ended December 31, 2012.
There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, recent catastrophe events such as European floods and storms and the fact that Superstorm Sandy remains a relatively recent event and therefore the ultimate cost is uncertain. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis. There is also a potential for new areas of claims to emerge as underlying this segment are many long-tail lines of business. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009. In each case, management believes that they have selected an appropriate best estimate based on current information and current analyses.
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
The selected best estimate of reserves is typically in excess of the mean of the actuarial reserve estimates. The Company believes that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature accident years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting its best estimate of future liabilities, the Company considers both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. In determining the appropriate best estimate, the Company reviews (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by accident year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial best estimates, such as the potential for outstanding litigation or claims practices of cedants to have an adverse impact.
In order to show the potential variability in the Company’s estimate of loss reserves, we use stochastic modeling techniques around the mean estimate. We believe that stochastic modeling provides a distribution against which selected reserves can be assessed for which we show the probability of various outcomes relative to the actuarial mean estimate. Stochastic modeling provides a range of potential outcomes as reserve movements will be caused by any number of factors, and as such it is unlikely that only one factor will change in a given period; stochastic modeling techniques will reflect the impact from many factors. The output from the stochastic modeling is more meaningful at a segmental level and is therefore not provided at a line of business level.
Actuarial range of gross reserves.  The following tables show the 10th percentile, 25th percentile, actuarial mean estimate, 75th percentile and 90th percentile together with the actual percentile that the selected loss reserves represent. The following table sets out the actuarial range of gross reserves for each of our segments and compares it to management’s selected best estimate as at December 31, 2013. Management’s selected reserves include unallocated claims handling expenses which remain unchanged across all reserve distributions.

	As at December 31, 2013
Gross Reserves	Management’s Selected Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)
Reinsurance	$2,707.0	75%	$2,128.1	$2,284.0	$2,508.5	$2,700.7	$2,926.6
Insurance	1,971.9	73%	1,437.1	1,582.3	1,810.9	1,992.4	2,231.1
Diversification	—	—%	345.0	218.2	—	(165.0)	(397.8)
Total Gross Losses and Loss Expense Reserves	$4,678.9	86%	$3,910.2	$4,084.5	$4,319.4	$4,528.1	$4,759.9

	As at December 31, 2012
Gross Reserves	Management’s Selected Reserve	Percentile	10th	25th	Mean	75th	90th
	($ in million, except for percentages)
Reinsurance	$2,983.7	75%	$2,264.7	$2,452.8	$2,744.7	$2,964.1	$3,244.4
Insurance	1,796.0	72%	1,186.3	1,355.0	1,616.7	1,829.0	2,110.6
Diversification	—	—	457.7	296.1	—	(198.5)	(510.0)
Total Gross Losses and Loss Expense Reserves	$4,779.7	87%	$3,908.7	$4,103.9	$4,361.4	$4,594.6	$4,845.0

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
The 10th percentile represents a 1 in 10 chance that, for example, reinsurance reserves will be at or lower than $2,128.1 million. The 90th percentile represents a 1 in 10 chance that reserves will be at or greater than $2,926.6 million. Diversification reflects the fact that not all the segments are perfectly correlated; that is, we would not expect all lines of business to run off better than or worse than the mean at the same time.
If the ultimate liabilities equate to the mean actuarial estimate, then the impact from the change in loss reserves would be to increase net income before tax by $359.5 million (being the difference between the selected loss reserves of $4,678.9 million and the mean value of $4,319.4 million), although the impact of such a change is unlikely to be recognized in one calendar year due to the unwinding of experience against expectations taking many years.
Conversely, if the ultimate liabilities equate to the estimated 90th percentile, then the impact from the change in loss reserves would be to reduce net income before tax by $81.0 million (being the difference between the selected loss reserves of $4,678.9 million and the 90th percentile value of $4,759.9 million), although the impact of such a change is unlikely to be recognized in one calendar year.
Changes in loss reserve estimates would not have an immediate effect on our liquidity as settlement of insurance liabilities typically can take a number of years. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” for a discussion of liquidity risks.
Actuarial range of net reserves.  In determining the range of net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies. The net actuarial range for reserves for losses and loss expenses assuming that net reserves move in proportion to gross would be between $3,910.2 million at the 10th percentile and $4,759.9 million at the 90th percentile. The actual net reserves established as at December 31, 2013 were $4,346.2 million (2012 — $4,280.7 million).
Investments
We currently classify $5,878.9 million of our $6,959.8 million investment portfolio as “available for sale” and, accordingly, they are carried at estimated fair value. We use quoted values and other data provided by internationally recognized independent pricing sources as inputs into our process for determining the fair value of our investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.
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
Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its cost or amortized cost. We review our available for sale investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For further discussion, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Results of Operations
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2013, 2012 and 2011.

Consolidated Income Statement

	Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions, except for percentages)
Revenues
Gross written premiums	$2,646.7	$2,583.3	$2,207.8
Net premiums written	2,299.7	2,246.9	1,929.1
Gross premiums earned	2,493.4	2,385.0	2,141.1
Net premiums earned	2,171.8	2,083.5	1,888.5
Net investment income	186.4	204.9	225.6
Realized and unrealized investment gains	56.9	35.4	46.8
Other income	8.2	5.6	10.5
Total Revenues	2,423.3	2,329.4	2,171.4
Expenses
Insurance losses and loss adjustment expenses	1,223.7	1,238.5	1,556.0
Amortization of deferred policy acquisition costs	422.0	381.2	347.0
General, administrative and corporate expenses	368.1	345.1	284.5
Interest on long-term debt	32.7	30.9	30.8
Change in fair value of derivatives	(1.3)	28.4	59.9
Realized and unrealized investment losses	20.5	8.6	16.5
Net realized and unrealized exchange (gains)/losses	13.2	(3.4)	6.7
Other expense	1.7	4.7	17.3
Total Expenses	2,080.6	2,034.0	2,318.7
Income/(loss) from operations before income tax	342.7	295.4	(147.3)
Income tax (expense)/benefit	(13.4)	(15.0)	37.2
Net Income/(Loss)	$329.3	$280.4	$(110.1)
Ratios
Loss ratio	56.3%	59.4%	82.4%
Expense ratio	36.3%	34.9%	33.5%
Combined ratio	92.6%	94.3%	115.9%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2013, 2012 and 2011.

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2013		2012		2011
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,133.9	(7.7)%	$1,227.9	3.4%	$1,187.5
Insurance	1,512.8	11.6%	1,355.4	32.8%	1,020.3
Total	$2,646.7	2.5%	$2,583.3	17.0%	$2,207.8
Total gross written premiums increased by 2.5% in 2013 when compared to 2012 predominantly due to increases from our insurance lines, mainly in the U.S. This has been partially offset by reductions across all our reinsurance lines of business. Gross written premiums also included reinstatement premiums and other premiums receivable directly related to losses arising from all catastrophic events of $7.0 million (2012 — $23.3 million; 2011 — $32.5 million).
The increase in gross written premiums in the insurance segment is mainly attributable to our casualty, financial and professional lines and programs business in the U.S., with casualty also benefiting from growth in our U.K.-based business. The decrease in gross written premiums in the reinsurance segment was across all lines and reflects higher commutations in casualty and specialty lines and lower reinstatement premiums in catastrophe as well as increasing rate pressures on certain lines within reinsurance.
In 2013, premium growth was due predominantly to the continued development of our U.S. insurance platform, primarily from the new programs business and U.S. property, both of which benefited from rate increases in the year, and from our financial and professional lines. Increases in insurance premiums were also due to M.E.C. liability business which achieved significant rate increases following a series of industry losses. Gross written premiums in our reinsurance segment increased in 2012 due to growth in our property catastrophe and casualty business lines, which recognized loss-related additional premiums, offset by decreased property risk excess and international casualty reinsurance premiums.
Ceded written premiums.  Total ceded written premiums in 2013 increased by $10.6 million compared to 2012. Ceded written premiums have decreased for the reinsurance segment in line with reduced gross written premiums from our catastrophe lines and changes to our reinsurance program. Ceded written premiums have increased for the insurance segment as we seek to use reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S.

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2013		2012		2011
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$51.9	(26.9)%	$71.0	(20.6)%	$89.4
Insurance	295.1	11.2%	265.4	40.2%	189.3
Total	$347.0	3.2%	$336.4	20.7%	$278.7
Total ceded written premiums in 2012 increased by $57.7 million compared to 2011. Ceded written premiums for the insurance segment increased in line with increased gross written premiums while ceded written premiums for the reinsurance segment reduced in 2012. In 2011, additional cover was purchased following significant catastrophe losses early in that year.
Net premiums earned.  Net premiums earned increased by $88.3 million, or 4.2%, in 2013 compared to 2012, consistent with the increase in gross earned premiums. Net premiums earned increased by $195.0 million, or 10.3%, in 2012 compared to 2011, consistent with the increase in gross earned premiums. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2013		2012		2011
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,073.0	(5.2)%	$1,132.4	2.2%	$1,108.3
Insurance	1,098.8	15.5%	951.1	21.9%	780.2
Total	$2,171.8	4.2%	$2,083.5	10.3%	$1,888.5
Losses and loss adjustment expenses.  The loss ratio for 2013 of 56.3% decreased by 3.1% compared to 2012. Losses and loss adjustment expenses have reduced from $1,238.5 million in 2012 to $1,223.7 million in 2013 primarily due to a reduction in catastrophe losses off-setting increases in business written. In 2013, net losses from major natural catastrophes were $108.9 million compared to $217.7 million of net losses from natural catastrophes associated with the U.S. weather events in 2012.
Losses and loss adjustment expenses have reduced from $1,556.0 million in 2011 to $1,238.5 million in 2012 primarily due to the reduced level of catastrophe losses in 2012 compared to 2011. Losses in 2012 included $200.6 million of net losses from Superstorm Sandy in October 2012, $17.1 million from losses associated with the severe weather in the U.S. in February and March 2012 and Hurricane Isaac in August 2012 as well as $38.2 million of losses in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012. In 2011, we experienced $534.3 million of net losses from natural disasters (principally the Japanese earthquake and tsunami, U.S. tornadoes, Thai floods, Australian floods, New Zealand earthquakes and Hurricane Irene). Further information relating to movements in prior year reserves can be found below under “Reserves for Losses and Loss Adjustment Expenses.”
Prior year reserve releases have reduced by $29.7 million from $137.4 million in 2012 to $107.7 million in 2013. The releases for the reinsurance segment have increased by $20.4 million due to better than expected development from casualty and specialty lines as well as smaller releases from property lines. The insurance segment had a reserve strengthening of $14.9 million after significant deterioration in our marine, aviation, energy and construction line of business, mainly in our M.E.C. liability account, partially offset by releases across other insurance lines. Prior year reserve releases in our reinsurance segment increased from $72.3 million in 2011 to $102.2 million in 2012 following favorable development in our U.S. casualty treaty account, specialty reinsurance and other property business lines. The insurance segment had a $35.2 million release in 2012 from most lines, but especially from property, casualty and financial and professional lines compared to $20.0 million reserve release in 2011 from the property, casualty and marine, aviation, energy and construction insurance lines. Further information relating to movements in prior year reserves can be found below under “Reserves for Losses and Loss Adjustment Expenses.”
We have presented loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. We have defined major 2013 catastrophe losses as losses associated with floods in Central Europe, Canada and India, as well as tornadoes and hailstorms in the U.S. in the second quarter of 2013, hailstorms in Germany and floods in Canada and Mexico in the third quarter of 2013, and storms and associated flooding in Europe, India and the Philippines in the fourth quarter of 2013. We have defined major 2012 catastrophe losses as losses associated with the severe weather conditions in the U.S. in February and March 2012, Hurricane Isaac in August 2012 and Superstorm Sandy in October 2012. We have defined major catastrophe losses in 2011 as losses associated with the U.S. storms (specifically related to Hurricane Irene which occurred in the third quarter of 2011, and the tornadoes in the second quarter of 2011) in addition to losses associated with the Australian floods and the New Zealand and Japanese earthquakes which occurred in the first quarter of 2011, the Thai floods and movements in losses associated with the 2010 catastrophe events (Chilean and New Zealand earthquakes) which were recognized in 2011.
The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Twelve Months Ended December 31, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.9%	(8.5)%	36.4%
Insurance	67.5%	(1.4)%	66.1%
Total	56.3%	(4.8)%	51.5%

For the Twelve Months Ended December 31, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	56.1%	(13.7)%	42.4%
Insurance	63.4%	(6.0)%	57.4%
Total	59.4%	(10.1)%	49.3%

For the Twelve Months Ended December 31, 2011	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	97.7%	(51.2)%	46.5%
Insurance	60.6%	(1.8)%	58.8%
Total	82.4%	(30.9)%	51.5%

Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate processes. The table below presents the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2013, 2012 and 2011. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	For the Twelve Months Ended December 31, 2013
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.4%	15.7%	16.9%
General and administrative expense ratio(1)	11.6	13.6	14.8
Gross expense ratio	30.0	29.3	31.7
Effect of reinsurance	1.5	7.1	4.6
Total net expense ratio	31.5%	36.4%	36.3%

	For the Twelve Months Ended December 31, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.2%	14.7%	16.0%
General and administrative expense ratio(1)	10.3	14.3	14.5
Gross expense ratio	27.5	29.0	30.5
Effect of reinsurance	1.8	6.9	4.4
Total net expense ratio	29.3%	35.9%	34.9%

	For the Twelve Months Ended December 31, 2011
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	16.6%	15.7%	16.2%
General and administrative expense ratio(1)	9.4	13.5	13.3
Gross expense ratio	26.0	29.2	29.5
Effect of reinsurance	1.9	6.3	4.0
Total net expense ratio	27.9%	35.5%	33.5%

____________________

(1)	The total group general and administrative expense ratio includes corporate expenses.
The total policy acquisition expense ratio, gross of the effect of reinsurance, has increased to 16.9% in 2013 from 16.0% in 2012 due to increased profit commission accruals and changes in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates. The total policy acquisition expense ratio, gross of the effect of reinsurance, decreased marginally to 16.0% in 2012 from 16.2% in 2011 due to a reduction in accruals for profit-related commissions and due to changes in the mix of business written. General, administrative and corporate expenses increased by $23.0 million in 2013 compared to 2012 which is attributable to increases in staff, premises and other costs associated mainly with growth in our insurance business.
General, administrative and corporate expenses increased by 21.3% from $284.5 million in 2011 to $345.1 million in 2012, with the increased expenditure associated with our expansion into the U.S. admitted market and U.K. regional distribution network and increases in accruals for profit-related compensation.

Investment gains. Realized and unrealized investment gains for the twelve months ended December 31, 2013 were $36.4 million (2012 — $26.8 million; 2011 — $30.3 million) comprising the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$18.2	$7.6	$35.8
Fixed income maturities — gross realized (losses)	(7.4)	(0.4)	(8.3)
Equity securities — gross realized gains	18.0	4.3	1.7
Equity securities — gross realized (losses)	(0.3)	(4.9)	(3.2)
Total other-than-temporary impairments	—	(3.0)	—
Trading:
Fixed income maturities — gross realized gains	9.5	9.8	6.2
Fixed income maturities — gross realized (losses)	(2.9)	(0.3)	(1.7)
Equity securities — gross realized gains	2.1	—	—
Equity securities — gross realized (losses)	(0.6)	—	—
Net change in gross unrealized gains	6.1	10.5	(3.3)
Gross realized and unrealized gains in other investments	3.0	3.2	3.1
Other realized losses	(9.3)	—	—
Total net realized and unrealized investment gains recorded in the statement of operations	$36.4	$26.8	$30.3
Net investment income.  In 2013, we generated net investment income of $186.4 million, a decrease of 9.0% on the prior year (2012 — $204.9 million, 2011 — $225.6 million). This included $12.6 million in dividends from our equity investments (2012 — $6.2 million; 2011 — $6.1 million). The decrease is due to the continuing decline in our reinvestment rate over the last twelve months which reflects lower yields on investment grade fixed income securities. In 2011, lower reinvestment rates and declining book yields from fixed income securities were partially offset by $6.1 million of dividend income from global equity securities.
Foreign exchange contracts.  We use foreign exchange contracts to manage foreign currency risk. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the Company’s statement of operations. At December 31, 2013, we held foreign currency derivative contracts to purchase $281.9 million of U.S. and foreign currency (2012 — $424.0 million). For the twelve months ended December 31, 2013, these contracts incurred a loss of $1.3 million (2012 — $5.4 million loss; 2011 — $4.5 million gain).
Interest rate swaps.  As at December 31, 2013, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion (2012 — $1.0 billion) due to mature between August 4, 2014 and November 9, 2020. The interest rate swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. As at December 31, 2013, there was a gain in respect of the interest rate swaps of $2.6 million (2012 — $23.0 million loss; 2011 — $64.4 million loss).
During 2013, $38.9 million in notional amount of our interest rate swaps terminated, as a result of which we entered into $38.9 million notional 5-year interest rate swaps with termination dates in 2018. As at December 31, 2013, cash collateral with a fair value of $34.3 million was transferred to our counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). As at December 31, 2013, no non-cash collateral was transferred to us by our counterparties (December 31, 2012 — $Nil). In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within derivatives at fair value, while transfers in respect of non-cash collateral are disclosed but not recorded. No amount was recorded in our balance sheet as at December 31, 2013 (2012 — $Nil) for the pledged assets. Changes in the estimated fair value of derivatives are included in the statement of operations.

Gross realized and unrealized gains on other investments.  These represent the share of earnings from our investment in Cartesian Iris Offshore Fund L.P. (“Cartesian”) and Chaspark Maritime Holdings Limited (“Chaspark”).
Other income/(expenses). These are primarily due to movements in the value of deposit accounted and funds withheld contracts.
Interest on long-term debt. Interest on long-term debt is the interest due on our Senior Notes, with the increase in the twelve months ended December 31, 2013 being due to our issuance of the 2023 Senior Notes in November 2013 after redeeming our $250.0 million 6.00% Senior Notes due to expire in 2014.
Income/(loss) before tax. In the twelve months ended December 31, 2013, income/(loss) before tax was $342.7 million (2012 — $295.4 million; 2011 — loss of $147.3 million), comprising the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Underwriting income/(loss)	$158.0	$118.7	$(299.0)
Other income/(expenses)	6.5	0.9	(6.8)
Net investment income	186.4	204.9	225.6
Change in fair value of derivatives	1.3	(28.4)	(59.9)
Realized and unrealized investment gains	56.9	35.4	46.8
Realized and unrealized investment (losses)	(20.5)	(8.6)	(16.5)
Net realized and unrealized foreign exchange (losses)/gains	(13.2)	3.4	(6.7)
Interest on long-term debt	(32.7)	(30.9)	(30.8)
Income/(loss) before tax	$342.7	$295.4	$(147.3)
The increase in underwriting income in 2013 compared to 2012 is due to premium growth and improved loss experience. Our increase in underwriting income in 2012 compared to the comparative period in 2011 was due to a profitable underwriting year notwithstanding the impact of the losses from Superstorm Sandy and the Costa Concordia loss event.
The reduction in the change in fair value of derivatives in 2013 compared to the equivalent periods in 2012 and 2011 is largely attributable to the interest rate swaps which had a realized gain of $2.6 million in 2013 compared to realized losses of $23.0 million and $64.4 million in 2012 and 2011, respectively.
Income tax expense/credit.  There was an income tax expense for the twelve months ended December 31, 2013 of $13.4 million compared to $15.0 million in the equivalent period of 2012 and an income tax credit of $37.2 million in the comparative period of 2011. The effective tax rate for the twelve months ended December 31, 2013 was 3.9% (2012 — 5.1%; 2011 — 25.3% ) and is representative of the geographic spread of our business between taxable and non-taxable jurisdictions. The tax credit for the twelve months ended December 31, 2011 was due to a greater proportion of losses having been incurred by Operating Subsidiaries in tax paying jurisdictions, adjustments to prior years’ tax provisions as well as reductions in the U.K. corporation tax rates.
Net income/(loss) after tax.   In 2013, we had net income of $329.3 million, equivalent to $4.29 basic earnings per ordinary share adjusted for the $35.5 million preference share dividends and the $7.1 million difference between the capital raised upon issuance of the 5.625% Perpetual PIERS and the final redemption of the 5.625% Perpetual PIERS. Fully diluted earnings per ordinary share were $4.14 for the twelve months ended December 31, 2013. In 2012, we had net income of $280.4 million, equivalent to diluted earnings per ordinary share of $3.39 based on the weighted average number of shares in issue during the period. Preference share dividends are deducted from net income for the purpose of calculating earnings per ordinary share. In 2011, we had a net loss of $110.1 million, equivalent to a basic and diluted loss per ordinary share of $1.88 based on the weighted average number of ordinary shares in issue during the period due to the significant level of catastrophe events experienced in the year.
Underwriting Results by Operating Segments
We are organized into two business segments: Reinsurance and Insurance. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property insurance, casualty insurance, marine, aviation, energy and construction insurance, financial and professional lines insurance and programs business.

Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, amortization of deferred policy acquisition costs and operating and administrative expenses by net premiums earned. Other than corporate expenses, indirect operating and administrative expenses are allocated to segments based on each segment’s proportional share of gross earned premiums.
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

The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments for the twelve months ended December 31, 2013, 2012 and 2011.

	Twelve Months Ended December 31, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,133.9	$1,512.8	$2,646.7
Net written premiums	1,082.0	1,217.7	2,299.7
Gross earned premiums	1,126.6	1,366.8	2,493.4
Net earned premiums	1,073.0	1,098.8	2,171.8
Underwriting Expenses
Losses and loss expenses	481.7	742.0	1,223.7
Amortization of deferred policy acquisition costs	207.2	214.8	422.0
General and administrative expenses	131.0	185.9	316.9
Underwriting income/(loss)	$253.1	$(43.9)	209.2
Corporate expenses			(51.2)
Net investment income			186.4
Realized and unrealized investment gains			56.9
Realized and unrealized investment losses			(20.5)
Change in fair value of derivatives			1.3
Interest on long-term debt			(32.7)
Net realized and unrealized foreign exchange losses			(13.2)
Other income			8.2
Other expenses			(1.7)
Income before income tax			342.7
Income tax expense			(13.4)
Net income			$329.3

Net reserves for loss and loss adjustment expenses	$2,646.8	$1,699.4	$4,346.2

Ratios
Loss ratio	44.9%	67.5%	56.3%
Policy acquisition expense ratio	19.3	19.5	19.4
General and administrative expense ratio(1)	12.2	16.9	16.9
Expense ratio	31.5	36.4	36.3
Combined ratio	76.4%	103.9%	92.6%
 _______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,227.9	$1,355.4	$2,583.3
Net written premiums	1,156.9	1,090.0	2,246.9
Gross earned premiums	1,208.0	1,177.0	2,385.0
Net earned premiums	1,132.4	951.1	2,083.5
Underwriting Expenses
Losses and loss expenses	635.3	603.2	1,238.5
Amortization of deferred policy acquisition costs	207.8	173.4	381.2
General and administrative expenses	123.9	168.2	292.1
Underwriting income	$165.4	$6.3	171.7
Corporate expenses			(53.0)
Net investment income			204.9
Realized and unrealized investment gains			35.4
Realized and unrealized investment (losses)			(8.6)
Change in fair value of derivatives			(28.4)
Interest on long-term debt			(30.9)
Net realized and unrealized foreign exchange gains			3.4
Other income			5.6
Other expenses			(4.7)
Income before income tax			295.4
Income tax expense			(15.0)
Net income			$280.4

Net reserves for loss and loss adjustment expenses	$2,811.3	$1,469.4	$4,280.7

Ratios
Loss ratio	56.1%	63.4%	59.4%
Policy acquisition expense ratio	18.4	18.2	18.3
General and administrative expense ratio(1)	10.9	17.7	16.6
Expense ratio	29.3	35.9	34.9
Combined ratio	85.4%	99.3%	94.3%
 _______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2011
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Net written premiums	1,098.1	831.0	1,929.1
Gross earned premiums	1,190.6	950.5	2,141.1
Net earned premiums	1,108.3	780.2	1,888.5
Underwriting Expenses
Losses and loss expenses	1,083.3	472.7	1,556.0
Amortization of deferred policy acquisition costs	197.7	149.3	347.0
General and administrative expenses	111.8	128.0	239.8
Underwriting income/(loss)	$(284.5)	$30.2	(254.3)
Corporate expenses			(44.7)
Net investment income			225.6
Realized and unrealized investment gains			46.8
Realized and unrealized investment (losses)			(16.5)
Change in fair value of derivatives			(59.9)
Interest on long-term debt			(30.8)
Net realized and unrealized foreign exchange gains/(losses)			(6.7)
Other income			10.5
Other (expenses)			(17.3)
(Loss) before income tax			(147.3)
Income tax benefit			37.2
Net (loss)			$(110.1)

Net reserves for loss and loss adjustment expenses	$2,770.0	$1,328.6	$4,098.6

Ratios
Loss ratio	97.7%	60.6%	82.4%
Policy acquisition expense ratio	17.8	19.1	18.4
General and administrative expense ratio(1)	10.1	16.4	15.1
Expense ratio	27.9	35.5	33.5
Combined ratio	125.6%	96.1%	115.9%
______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

Reinsurance
Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2013, 2012 and 2011, and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2013		2012		2011
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property catastrophe reinsurance	$273.3	(12.2)%	$311.3	1.4%	$306.9
Other property reinsurance	302.8	(3.4)%	313.4	12.3%	279.1
Casualty reinsurance	312.3	(7.5)%	337.5	9.2%	309.1
Specialty reinsurance	245.5	(7.6)%	265.7	(9.1)%	292.4
Total	$1,133.9	(7.7)%	$1,227.9	3.4%	$1,187.5
The decrease in gross written premiums for the twelve months ended December 31, 2013 compared to the equivalent period in 2012 affected all lines and arose from higher commutations in casualty and specialty lines, adverse prior year premium adjustments in other property lines as well as rate pressure on catastrophe-exposed accounts and adverse exchange rate movements. The current period benefited from $6.8 million of reinstatement premiums associated with the German hailstorms, Central European and Canadian floods while in the comparative period, we recognized $22.5 million of reinstatement premiums associated with the U.S. storms.
The increase in gross written premiums for the twelve months ended December 31, 2012 compared to the equivalent period in 2011 arose from other property and casualty reinsurance business. The increase in other property was due to strong production from our proportional treaty and facultative business as we benefited from positive pricing momentum in catastrophe-exposed accounts while casualty benefited from favorable prior year premium adjustments.
Reinsurance ceded.   Total reinsurance ceded in 2013 was $51.9 million, a reduction of $19.1 million from 2012 and in line with decreases in gross written premiums in 2013 compared to 2012. Total reinsurance ceded of $71.0 million in 2012 reduced by $18.4 million from 2011 and was due to us having purchased a greater amount of reinsurance in 2011 as a result of the unusually high frequency and severity of catastrophes in 2011.
Net premiums earned.  Net premiums earned have decreased by $59.4 million, or 5.2%, in 2013 compared to 2012. Net premiums earned have increased by $24.1 million, or 2.2%, in 2012 compared to 2011, consistent with the increase in gross earned premiums and the reduction in the cost of our reinsurance purchased in the period.
Losses and loss adjustment expenses. The loss ratio 2013 of 44.9% decreased by 11.2 percentage points compared to 56.1% in the equivalent period in 2012. In 2013, our reinsurance segment experienced $93.5 million of losses associated with floods in Central Europe, Canada and India, as well as tornadoes and hailstorms in the U.S. in the second quarter of 2013, hailstorms in Germany and floods in Canada and Mexico in the third quarter of 2013, and storms and associated flooding in Europe, India and the Philippines in the fourth quarter of 2013. The comparable period in 2012 experienced losses of $166.5 million due to severe weather conditions in the U.S. in February and March 2012, Hurricane Isaac in August 2012 and Superstorm Sandy in October 2012. There was a $20.4 million increase in prior year reserve releases from $102.2 million in the twelve months ended December 31, 2012 to $122.6 million in the current period predominantly due to an increase in reserve releases from our casualty and specialty reinsurance lines. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Adjustment Expenses.”
The loss ratio in 2012 was 56.1% compared to 97.7% in 2011. The decrease in the loss ratio is primarily attributable to the reduced level of catastrophe losses from $552.6 million in 2011 to $166.5 million in 2012. Catastrophe losses in 2011 were from the Australian floods, the New Zealand and Japanese earthquakes, the U.S. storms (including Hurricane Irene) and other natural catastrophes (Thai floods and Scandinavian weather-related events). There was also a $29.9 million increase in prior year reserve releases from $72.3 million in the twelve months ended December 31, 2011 compared to $102.2 million in 2012.
Policy acquisition, general and administrative expenses.   Amortization of deferred policy acquisition costs were $207.2 million for the twelve months ended December 31, 2013 equivalent to 19.3% of net premiums earned (2012 — $207.8 million or 18.4% of net premiums earned; 2011 — $197.7 million or 17.8% of net premiums earned). The increase in the policy acquisition expense ratio in 2013 is due to increases in profit commission accruals and a change in the business mix towards property proportional treaty business lines, which have higher average commission rates. Our general and administrative expense ratio of 12.2% in 2013 increased from 10.9% in 2012 due to the reduction in net earned premium by $59.4 million in the period and a $7.1 million increase in the overall expenses associated with increased staff costs. General and administrative expenses were $123.9 million for 2012, a $12.1 million increase from 2011, attributable mainly to higher performance-related compensation accruals following the lower loss activity of 2012.

Insurance
Our insurance segment consists of property insurance, casualty insurance, marine, aviation, energy and construction insurance, financial and professional lines insurance and programs business. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Gross written premiums.  The table below shows our gross written premiums and the percentage change for each line of business for the twelve months ended December 31, 2012, 2011 and 2010:

	For the Twelve Months Ended December 31,
Lines of Business	2013		2012		2011
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property insurance	$236.0	(1.5)%	$239.7	18.5%	$202.3
Casualty insurance	265.4	37.7%	192.8	51.6%	127.2
Marine, energy, aviation and construction insurance	523.4	(1.4)%	530.9	22.8%	432.2
Financial and professional lines insurance	335.3	23.5%	271.6	17.8%	230.5
Programs business	152.7	26.8%	120.4	328.5%	28.1
Total	$1,512.8	11.6%	$1,355.4	32.8%	$1,020.3
The increase in gross written premium in 2013 is mainly attributable to our casualty, financial and professional lines and programs business as we continue to grow our U.S. operations. Casualty also benefited from growth in our U.K.-based business.
Overall, premiums increased by 11.6% or $157.4 million in 2013 compared to 2012 and 32.8% in 2012 compared to 2011. The increase in gross written premium was across all business lines with $138.8 million of the total increase from our U.S.- based teams following our recent expansion particularly in the programs business. Increases in our marine, aviation, energy and construction line were mainly due to increased premiums for M.E.C. liability business which achieved significant rate increases following a series of industry losses in recent years. Gross written premiums from our financial and professional lines have increased due to growth in business written by our U.S.- based surety management and professional liability teams.
Ceded reinsurance.  Total ceded reinsurance for 2013 was $295.1 million, an increase of $29.7 million from 2012 and in line with increases in gross written premiums in 2013 compared to 2012 as we seek to use reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S. Ceded reinsurance for 2012 was $265.4 million, an increase of $76.1 million from 2011 which is in line with increases in gross written premiums in 2012 compared to 2011.
Net premiums earned.  Net earned premiums have increased by $147.7 million, or 15.5%, in 2013 compared to 2012 due to growth in our U.S. operations. Net premiums earned have increased by $170.9 million, or 21.9%, in 2012 compared to 2011 which is consistent with the increase in gross earned premiums and the increase in the cost of our reinsurance purchased in 2012.
Losses and loss adjustment expenses.  The loss ratio for 2013 was 67.5% compared to 63.4% in 2012. The increase in the loss ratio in 2013 is mainly due to a $14.9 million prior year reserve strengthening primarily in our marine, aviation, energy and construction line of business compared to a $35.2 million reserve release in 2012. Losses in 2013 also include $15.4 million of catastrophe losses related to the tornadoes and hailstorms in the U.S. in addition to a higher frequency of medium-sized losses of $40.0 million principally in our M.E.C. liability account and our casualty line of business. In 2012, we recognized $24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia in January 2012 and $51.2 million of losses from Superstorm Sandy and U.S. tornadoes.
The loss ratio for 2012 was 63.4% compared to 60.6% for 2011. The deterioration in the loss ratio included $24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012, $49.8 million of losses from claims arising from Superstorm Sandy and $1.4 million from severe weather in the U.S. in 2012. The increase in losses was partly offset by a $15.2 million increase in prior year reserve releases to $35.2 million compared to a $20.0 million reserve release in 2011. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses.  Amortization of deferred policy acquisition costs were $214.8 million in 2013, equivalent to 19.5% of net premiums earned (2012 — $173.4 million or 18.2% of net premiums earned; 2011 — $149.3 million or 19.1% of net earned premium). The increase was due to an increase in profit commission accruals and changes in business mix where we have written a greater proportion with higher average commission rates. The increase of $17.7 million in our general and administrative expenses in 2013 is mainly associated with increases in premises costs related to the expansion of our U.S. and U.K. insurance operations.
In 2012, the increase in costs were mainly due to a reduction in profit-related commission accruals as well as to a change in the mix of business written where we have written a higher proportion of casualty business which has lower average commission rates. Another factor was the increase in loss related premiums in property and marine liability that do not incur additional acquisition costs. General and administrative expenses of $168.2 million in 2012 increased from $128.0 million in 2011 mainly due to our continued build out of our U.S. operations.

Balance Sheet
Total cash and investments
At December 31, 2013 and December 31, 2012, total cash and investments, including accrued interest receivable, were $8.3 billion and $8.2 billion, respectively.
Book yield as at December 31, 2013 on the fixed income portfolio was 2.74%, a decrease of 14 basis points from 2.88% as at December 31, 2012, as a result of the continuing low interest rate environment. The average duration of the fixed income portfolio was 3.50 years as at December 31, 2013, (2012 — 3.00 years) excluding the impact of interest rate swaps, or 3.17 years (2012 — 2.47 years) including the impact of interest rate swaps. As at December 31, 2013, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio being rated “A” or higher. As at December 31, 2012, the average credit quality of our fixed income portfolio was “AA,” with 92.0% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
We did not make any material changes to our fixed income sector positions and in October 2012 we amended the portfolio guidelines to allow investment in U.S. Dollar BB Bank Loans of the BB High Yield portfolio. During 2013, we increased our allocation to equities by $200.0 million, allocated up to $200.0 million to BB-rated securities and funded a $200.0 million BBB-rated, EMD portfolio. As of December 31, 2013, we had invested $26.5 million in BB High Yield Bonds (2012 — $24.6 million) and $69.1 million (2012 — $Nil) in our U.S. Dollar BB Bank Loans trading portfolio. In August 2013, the Company invested in a $200.0 million BBB rated EMD portfolio, which is reported below in corporate and foreign government securities.
We continued to maintain our fixed to floating interest rate swap positions with a total notional amount of $1.0 billion as at December 31, 2013 (2012 — $1.0 billion). For further discussion on interest rate swaps, see Note 9 of our consolidated financial statements, “Derivative Contracts.”
Unrealized gains in the available for sale investment portfolio, including equity securities, at December 31, 2013 were $156.5 million, a decrease of $198.4 million from December 31, 2012, and a decrease of $179.3 million from December 31, 2011. Unrealized gains have decreased due to the continued lower interest-rate environment.
As at December 31, 2013, we had investments in two entities classified as other investments: Cartesian and Chaspark. For further information regarding these investments, see Note 6 of our consolidated financial statements, “Investments.”
We continue to evaluate investment opportunities that will help us generate increased returns, while remaining within our risk tolerances. As at December 31, 2013, 9.7% of the portfolio was allocated to alternative investments.

The composition of our investment portfolio is summarized below:

	As at December 31, 2013		As at December 31, 2012
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed Income Securities — Available for Sale
U.S. government	$1,020.4	12.4%	$1,126.3	13.8%
U.S. agency	269.1	3.2	308.6	3.8
Municipal	32.8	0.4	39.7	0.5
Corporate	2,069.4	24.9	2,038.5	24.8
Non-U.S. government-backed corporate	84.6	1.0	101.1	1.2
Foreign government	778.9	9.4	641.0	7.8
Asset-backed	122.3	1.4	53.8	0.7
Non-agency commercial mortgage-backed	62.6	0.8	71.1	0.9
Agency mortgage-backed	1,129.0	13.7	1,177.2	14.4
Total Fixed Income Securities — Available for Sale	$5,569.1	67.2%	$5,557.3	67.9%
Fixed Income Securities — Trading
U.S. government	22.0	0.3	9.4	0.1
U.S. agency	0.2	—	0.2	—
Municipal	1.1	—	2.9	—
Corporate	474.8	5.7	414.4	5.1
Foreign government	136.2	1.6	26.3	0.3
Asset-backed	12.8	0.1	2.9	—
Bank loans	69.1	0.8	—	—
Total Fixed Income Securities — Trading	$716.2	8.5%	$456.1	5.5%
Total other investments	48.0	0.6	45.0	0.5
Total catastrophe bonds — trading	5.8	0.1	—	—
Total equity securities — available for sale	149.5	1.8	200.1	2.4
Total equity securities — trading	310.9	3.7	—	—
Total short-term investments — available for sale	160.3	1.9	431.5	5.3
Total short-term investments — trading	—	—	2.4	—
Total cash and cash equivalents	1,293.6	15.6	1,463.6	17.8
Total net (payable)/receivable for securities (purchased)/sold	1.1	—	0.2	—
Total accrued interest receivable	47.9	0.6	47.7	0.6
Total Cash and Investments	$8,302.4	100.0%	$8,203.9	100.0%
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors. The following table summarizes the fair value of our mortgage-backed securities by rating and class at December 31, 2013:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,129.0	$1,129.0
Non-agency commercial	37.0	25.6	62.6
Total mortgage-backed securities	$37.0	$1,154.6	$1,191.6

Sub-prime securities. We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.
Equity securities. In March 2011, we initiated an investment into a high quality global equity income strategy. In January 2013, we increased the investment in our equity trading portfolio by an additional $200.0 million. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio targets high quality global equity securities with attractive dividend yields. Our overall portfolio strategy remains focused on high quality fixed income investments. The total investment return from the available for sale and trading equity portfolios are as follows:

	For the Twelve Months Ended
Available for Sale Equity Portfolio	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Dividend income	$5.6	$6.2	$6.1
Realized investment gains/(losses)	17.7	(0.6)	(1.5)
Change in net unrealized gains, gross of tax	11.2	16.4	9.7
Realized foreign exchange (losses)	(1.3)	(1.8)	(0.1)
Unrealized foreign exchange gains	1.4	3.3	(4.8)
Total investment return from the available for sale equity portfolio	$34.6	$23.5	$9.4

	For the Twelve Months Ended
Trading Equity Portfolio	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Dividend income	$7.0	$—	$—
Realized investment gains	1.5	—	—
Change in net unrealized gains, gross of tax	26.5	—	—
Realized foreign exchange (losses)	(0.3)	—	—
Unrealized foreign exchange gains	2.8	—	—
Total investment return from the trading equity portfolio	$37.5	$—	$—

We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. In August 2010, we amended our investment guidelines to prohibit purchases of sovereign or guaranteed debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”). We also prohibited purchases of peripheral European bank issuers. In November 2010, we amended our investment guidelines to prohibit purchases of corporate bonds issued by companies domiciled in any of the GIIPS countries. In May 2011, we amended our investment guidelines to prohibit purchases of European and U.K. corporate financial issuers including covered bonds. We also added Belgium to our list of prohibited sovereign investments. We do not actively hedge any of our European exposures.
As at December 31, 2013, we had $1,071.2 million, or 12.9% of our aggregate investment portfolio, invested in European issuers, including the U.K. (2012 — $968.8 million, or 11.8%). Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of GIIPS, and de minimis holdings of Spanish and Italian corporate bonds and equities.
The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at December 31, 2013. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at December 31, 2013 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$5.3	$—	$—	$—	$—	$5.3	0.5%
Belgium	—	—	25.2	—	—	11.6	36.8	3.4
Denmark	2.6	—	—	—	—		2.6	0.2
Finland	22.2	—	—	—	—	5.6	27.8	2.6
France	4.5	32.4	23.2	3.7	—	32.7	96.5	9.0
Germany	70.9	24.7	43.0	3.0	0.6	6.5	148.7	13.9
Italy	—	—	—	—	—	6.3	6.3	0.6
Netherlands	—	68.1	9.0	—	1.5	—	78.6	7.3
Norway	5.6	16.3	—	—	—	—	21.9	2.1
Spain	—	—	—	2.2	—	—	2.2	0.2
Sweden	3.0	16.1	—	2.3	—	20.8	42.2	4.0
Switzerland	12.5	29.1	41.5	2.5	—	59.4	145.0	13.5
United Kingdom	14.8	246.1	81.5	26.0	2.0	86.9	457.3	42.7
Total European Exposures	$136.1	$438.1	$223.4	$39.7	$4.1	$229.8	$1,071.2	100.0%

	As at December 31, 2013 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain
	($ in millions except percentages)
Austria	$3.3	$—	$2.0	$—	$—	$—	$—	$—	$—	$—	$5.3	$—
Belgium	—	—	—	—	—	—	25.2	—	11.6	—	36.8	1.7
Denmark	—	—	—	—	2.6	—	—	—	—	—	2.6	—
Finland	13.8	—	—	—	8.4	—	—	—	5.6	—	27.8	1.5
France	—	—	5.3	27.3	—	—	26.7	4.5	32.7	—	96.5	4.7
Germany	20.2	5.6	37.8	11.0	18.6	—	49.0	—	6.5	—	148.7	3.4
Italy	—	—	—	—	—	—	—	—	6.3	—	6.3	—
Netherlands	12.7	—	0.5	27.8	—	6.7	29.4	—	—	1.5	78.6	0.7
Norway	—	—	—	21.9	—	—	—	—	—	—	21.9	1.0
Spain	—	—	—	—	—	—	2.2	—	—	—	2.2	0.1
Sweden	—	—	—	3.4	3.0	13.6	1.4	—	20.8	—	42.2	4.3
Switzerland	8.7	—	—	—	—	18.6	61.1	3.8	52.8	—	145.0	12.2
United Kingdom	218.9	0.8	17.6	2.3	—	17.9	96.4	14.5	86.9	2.0	457.3	11.3
Total European Exposures	$277.6	$6.4	$63.2	$93.7	$32.6	$56.8	$291.4	$22.8	$223.2	$3.5	$1,071.2	$40.9
Valuation of Investments
Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. For a description of the framework, see Note 7 of our consolidated financial statements, “Fair Value Measurements.”

Valuation of Other Investments.  The value of our investments in Cartesian and Chaspark are based on our share of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Each of Cartesian and Chaspark is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Cartesian and Chaspark and evaluate the reasonableness of the valuation of our investment.
Other-than-temporary Impairment of Investments.  We review all our available for sale fixed income and equity investments on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For further discussion, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Reserves for Losses and Loss Adjustment Expenses
Provision is made at the end of each year for the estimated ultimate cost of claims incurred but not settled at the balance sheet date, including the cost of IBNR claims and development of existing reported claims. The estimated cost of claims includes expenses to be incurred in settling claims and a deduction for the expected value of salvage and other recoveries. Estimated amounts recoverable from reinsurers on unpaid losses and loss adjustment expenses are calculated to arrive at a net claims reserve. As required under U.S. GAAP, no provision is made for our exposure to natural or man-made catastrophes other than for events occurring before the balance sheet date.
Reserves by segment.  As of December 31, 2013, we had total net loss and loss adjustment expense reserves of $4,346.2 million (December 31, 2012 — $4,280.7 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,678.9 million at the balance sheet date of December 31, 2013, a total of $2,585.6 million, or 55.3%, represented IBNR claims (December 31, 2012 — $2,578.7 million and 54.0%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at December 31, 2013 and December 31, 2012, respectively:

	As at December 31, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,707.0	$(60.2)	$2,646.8
Insurance	1,971.9	(272.5)	1,699.4
Total losses and loss expense reserves	$4,678.9	$(332.7)	$4,346.2

	As at December 31, 2012
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,983.7	$(172.4)	$2,811.3
Insurance	1,796.0	(326.6)	1,469.4
Total losses and loss expense reserves	$4,779.7	$(499.0)	$4,280.7

The decrease in reinsurance recoverables in 2013 is due to recoveries associated with losses in 2010 and 2011 in addition to an overall $35.2 million reduction in estimated recoveries for prior year events. The increase in reinsurance recoverables in 2012 was due predominantly to the recognition of recoveries associated with Superstorm Sandy and the sinking of the Costa Concordia cruise liner.
The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2013 and 2012, are as follows:

	As at December 31, 2013
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,212.8	$1,494.2	$2,707.0	55.2%
Insurance	880.5	1,091.4	1,971.9	55.3%
Total losses and loss expense reserves	$2,093.3	$2,585.6	$4,678.9	55.3%

	As at December 31, 2012
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,356.0	$1,627.7	$2,983.7	54.6%
Insurance	845.0	951.0	1,796.0	53.0%
Total losses and loss expense reserves	$2,201.0	$2,578.7	$4,779.7	54.0%
Prior year loss reserves.  For the twelve months ended December 31, 2013, there was an overall reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years. An analysis of this reduction by business segment is as follows for each of the twelve months ended December 31, 2013, 2012 and 2011:

	For the Twelve Months Ended
Business Segment	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Reinsurance	$122.6	$102.2	$72.3
Insurance	(14.9)	35.2	20.0
Total losses and loss expense reserves reductions	$107.7	$137.4	$92.3

For the twelve months ended December 31, 2013. The analysis of the development by each segment is as follows:
Reinsurance. Net reserve releases of $122.6 million in the period were attributable to all lines of business. The most significant releases were $53.8 million from our casualty line predominantly from the 2009 and prior accident years due to better than expected claims development and $28.6 million from our specialty line of business due to favorable updated information from our cedants. Releases from property catastrophe and other property lines were $40.3 million, due primarily to better than expected claims development for the 2011 catastrophe losses.
Insurance. Net reserve strengthening of $14.9 million in 2013 derived primarily from incurred development in our marine, aviation, energy and construction line of business partially offset by releases of $56.8 million from our casualty line due to better than expected development across all years. There were also reserve releases of $11.9 million from our financial and professional line due to favorable development on the 2010 and prior accident years and $10.6 million from our property line mainly due to better than expected claims development for the 2012 and 2011 accident years. The $92.8 million of net reserve strengthening in the marine, aviation, energy and construction line of business was due to M.E.C. liability business which experienced an increase in the frequency of mid-sized energy and construction losses in recent accident years.
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

Capital Management
The following table shows our capital structure at December 31, 2013 compared to December 31, 2012:

	As at December 31, 2013	As at December 31, 2012
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,744.0	$2,980.3
Preference shares (liquidation preferences net of issue costs)	555.8	508.1
Long-term debt	549.0	499.1
Long-term debt issued by Silverton	50.0	—
Total capital	$3,898.8	$3,987.5
Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2013, this ratio was 15.4% (December 31, 2012 — 12.5%).
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 29.6% as of December 31, 2013 (December 31, 2012 — 25.3%).
As at December 31, 2013, total shareholders’ equity was $3,299.6 million compared to $3,488.4 million at December 31, 2012. Our total shareholders’ equity as at December 31, 2013 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2012 — $508.1 million).
Our senior notes were the only material debt issued by Aspen Holdings as of December 31, 2013 and 2012 of $549.0 million and $499.1 million, respectively. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at December 31, 2013, this ratio was 15.4% (2012 — 12.5%).

In addition to the senior notes issued by Aspen Holdings, we have also reported $50.0 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 19(c) of our consolidated financial statements, “Commitments and Contingencies.”
The principal capital management transactions during 2013 and 2012 were as follows:

•
On February 2, 2012, our Board extended the authorization for the remaining amount of the $400.0 million ordinary share repurchase program originally authorized on February 9, 2010. In 2012, we initiated an open market share repurchase and acquired a total of 2,064,643 ordinary shares for a total amount of $59.9 million.

•
On March 9, 2012, an agreement was signed to repurchase 42,578 ordinary shares from the Names’ Trustee for a total consideration of $1.1 million and on March 23, 2012, an agreement was signed to repurchase 26,708 ordinary shares from the Names’ Trustee for a total consideration of $0.7 million. The shares under both transactions were repurchased on May 8, 2012 and subsequently cancelled.

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

•
On August 10, 2012, an agreement was signed to repurchase 34,151 ordinary shares from the Names’ Trustee. The shares were repurchased for a total consideration of $1.0 million and subsequently cancelled.

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

•
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

•
Under the open market repurchases, the Company acquired and cancelled 8,461,174 ordinary shares for the twelve months ended December 31, 2013. The total consideration paid was $309.6 million and the average price paid was $36.59. As at December 31, 2013, we had $224.2 million remaining under our current share repurchase authorization.

•
On February 26, 2013, the Company entered into an accelerated share repurchase agreement (“ASR”) with Goldman Sachs & Co. (“Goldman”) to repurchase an aggregate of $150.0 million of our ordinary shares. Under this arrangement, we initially acquired and cancelled 3,348,214 ordinary shares for the three months ended March 31, 2013. The ASR commenced on February 27, 2013, and was terminated on August 29, 2013. Settlement was made entirely in the Company’s ordinary shares and was accounted for as an equity transaction under the guidelines specified under ASC 815 Derivatives and Hedging.  On August 29, 2013, Goldman delivered to the Company an additional 705,062 ordinary shares. The total amount repurchased under the ASR was 4,053,276 ordinary shares at an average price of $37.01.

•
On March 4, 2013, an agreement was signed to repurchase 54,437 ordinary shares from the Names’ Trustee. The shares were repurchased on March 21, 2013 for a total purchase price of $2.0 million and subsequently cancelled.

•	On April 24, 2013, we announced a 6% increase in our normal quarterly dividend to our ordinary shareholders from $0.17 per share to $0.18 per share.

•
On May 2, 2013, we issued 11.0 million shares of our 5.950% Perpetual Preference Shares. See Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Description of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares.” On May 30, 2013, we redeemed all of our 5.625% Perpetual PIERS with a liquidation preference of $50.00 for an aggregate amount of $230.0 million. We also issued a total of 1,835,860 ordinary shares in connection with the redemption of the 5.625% Perpetual PIERS.

•
On November 13, 2013, we closed our offering on the 2023 Senior Notes. The net proceeds from the 2023 Senior Notes offering, before offering expenses, were $299.7 million and a portion of the proceeds was used to redeem the outstanding 6.00% $250.0 million Senior Notes due August 15, 2014. The redemption resulted in a realized loss, or make-whole payment, of $9.3 million which is reflected in net realized and unrealized investment gains and losses of the statement of operations and other comprehensive income. Subject to applicable law, the 2023 Senior Notes will be the senior unsecured obligations of Aspen Holdings and will rank equally in right of payment with all of our other senior unsecured indebtedness from time to time outstanding.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,299.6 million at December 31, 2013 (December 31, 2012 — $3,488.4 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis. As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. During the year ended December 31, 2013, Aspen Holdings received a $45.4 million (2012 — $56.5 million) payment of intercompany interest in respect of an intercompany loan from Aspen U.K. Holdings. In addition, Aspen Holdings received dividends of $286.3 million (2012 — $100.0 million) from Aspen Bermuda and $15.5 million (2012 — $Nil) from AMAL.
As at December 31, 2013, Aspen Holdings held $94.2 million (December 31, 2012 — $192.3 million) of cash and cash equivalents with the significant reduction due to a total of $309.6 million of ordinary share repurchases in the twelve months ended December 31, 2013. Management considers the current cash and cash equivalents, together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA, the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. We do not expect to suffer tax on foreign earnings since our significant source of earnings outside of Bermuda is the U.K. and no taxes are imposed on profits repatriated from the U.K. to Bermuda. For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters.” For a discussion of the volatility and liquidity of our other investments, see Part I, Item 1A, “Risk Factors — Market and Liquidity Risks,” and for a discussion of the impact of insurance losses on our liquidity, see Part I, Item 1A, “Risk Factors — Insurance Risks” and Note 15 of our consolidated financial statements, “Statutory Requirements and Dividend Restrictions.”
Operating Subsidiaries.  On an ongoing basis, our Operating Subsidiaries’ sources of funds primarily consist of premiums written, investment income and proceeds from sales and redemptions of investments.
Cash is used primarily to pay reinsurance premiums, losses and loss adjustment expenses, brokerage commissions, general and administrative expenses, taxes, interest and dividends and to purchase new investments.
As of December 31, 2013, the Operating Subsidiaries held $1,150.2 million (December 31, 2012 — $1,606.7 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2013 and for the foreseeable future.

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
Where we incur losses in currencies which are not normally held we will convert funds into the appropriate currencies to mitigate our currency risk and also make funds available to settle claims in local currencies as and when they become due. Recent examples of this have been where we have converted funds to Thai Bhat and New Zealand Dollars to cover flood and earthquake losses in these countries. For local regulatory reasons we hold assets in trust which does limit our liquidity to some degree, however, the process of matching assets with liabilities in currency means that at any one time we will hold cash and short-term assets in all major currencies which are available to settle claims.
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at December 31, 2013 and December 31, 2012:

	As at December 31, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$685.8	$598.7
Third party	2,236.4	1,933.5
Letters of credit / guarantees	830.4	1,189.2
Total restricted assets	$3,752.6	$3,721.4
Total as percent of cash and invested assets	45.5%	45.6%
See Note 19(a), “Commitments and Contingencies — Restricted Assets,” of our consolidated financial statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.
Consolidated cash flows for the twelve months ended December 31, 2013. Total net cash flow from operations was $566.4 million, an increase of $70 million from 2012. For the twelve months ended December 31, 2013, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,085.1 million in 2013, and used $497.9 million in investing and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $83.3 million, and $309.6 million was used to repurchase ordinary shares. At December 31, 2013, we had a balance of cash and cash equivalents of $1,293.6 million.
Consolidated cash flows for the twelve months ended December 31, 2012.  Total net cash flow from operations in 2012 was $496.4 million, an increase of $152.9 million from 2011. For the twelve months ended December 31, 2012, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,080.0 million in 2012, and used $317.2 million in investing and net purchases and sales of equipment during the period. The increase in paid claims over 2011 was largely due to the continued settlement of catastrophe losses that occurred in 2011. We paid ordinary and preference share dividends of $78.1 million, and $62.7 million was used to repurchase ordinary shares. At December 31, 2012, we had a balance of cash and cash equivalents of $1,463.6 million.
Consolidated cash flows for the twelve months ended December 31, 2011.  Total net cash flow from operations in 2011 was $343.5 million, a decrease of $280.8 million from 2010. For the twelve months ended December 31, 2011, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $982.2 million in 2011, and used $210.5 million in investing and net purchases and sales of equipment during the period. The increase in paid claims over 2010 was largely due to the catastrophes that occurred in 2011. We paid ordinary and preference share dividends of

$65.3 million, and $8.1 million was used to repurchase ordinary shares. At December 31, 2011, we had a balance of cash and cash equivalents of $1,239.1 million.
Credit Facility. On July 30, 2010, we and certain of our direct and indirect subsidiaries (collectively the “Borrowers.”) entered into a three-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $280.0 million or issue letters of credit with an aggregate value of up to $280.0 million. The facility could have been used by any of the Borrowers (as defined in the agreement) to provide funding for the operating subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility further provided for the issuance of collateralized letters of credit. Initial availability under the facility was $280.0 million, and the Company had the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The expiry date of this facility was July 30, 2013.
 On June 12, 2013, the Borrowers entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among us, certain of our subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility is used to finance our working capital needs and those of our subsidiaries, for letters of credit in connection with our insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of December 31, 2013, no borrowings were outstanding under the credit facility.
The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the credit agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
Under the credit facility, we must not permit (a) consolidated tangible net worth to be less than approximately $2,428.6 million plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2013, (b) the ratio of our total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than “B++” from A.M. Best. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: incur indebtedness; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. In addition, the credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements.
Other Credit Facilities. On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2013, we had $18.9 million of outstanding collateralized letters of credit under this facility (December 31, 2012 — $37.5 million).
On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe plc dated October 29, 2008 in a maximum aggregate amount of up to $450.0 million with a new letter of credit facility in a maximum aggregate amount of up to $550.0 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million. On July 30, 2012, Aspen Bermuda and Citibank Europe plc replaced the existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility was structured in two separate tranches; Tranche I, for $650.0 million, only applies in respect of credits issued on or prior to June 30, 2014. Tranche II, for $300.0 million, only applies in respect of credits issued on or prior to December 31, 2013. Each tranche of the facility shall expire on the earlier of (1) the date that is one year from the end of the relevant Tranche Facility Period (as defined in the agreement); or (2) the stated expiry date on the last remaining credit issued within the relevant Tranche Facility Period. Tranche II of this facility was cancelled effective July 31, 2013. As at

December 31, 2013, we had $516.8 million of outstanding collateralized letters of credit under this facility compared to $839.1 million at December 31, 2012.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations (other than our obligations to employees and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of December 31, 2013:

	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating lease obligations	$11.9	$12.1	$8.3	$7.5	$6.3	$6.5	$52.6
Long-term debt obligations(1)	—	—	—	—	—	550.0	550.0
Reserves for losses and LAE(2)	1,412.1	924.6	625.1	441.6	312.6	962.9	4,678.9
Total	$1,424.0	$936.7	$633.4	$449.1	$318.9	$1,519.4	$5,281.5
__________________

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $50.0 million which mature in September 2016.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated (relevant in particular to longer-tail lines), thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out above under “ — Critical Accounting Policies — Reserves for Losses and Loss Expenses.”

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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2014, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Reconciliation of Non-U.S. GAAP Financial Measures
Adjusted diluted book value per ordinary share, a non-U.S. GAAP measure, is calculated by adding back ordinary dividends to shareholders’ equity at the end of the year. We believe that adding back ordinary dividends provides a more consistent and useful measurement of total shareholder value, which supplements U.S. GAAP information.

	As at December 31, 2013	As at December 31, 2012
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,299.6	$3,488.4
Accumulated other comprehensive income, net of taxes	(219.1)	(427.4)
Preference shares less issue expenses	(555.8)	(508.1)
Non-controlling interest	0.3	(0.2)
Ordinary dividends	47.8	47.0
Adjusted total shareholders’ equity	$2,572.8	$2,599.7

Ordinary shares	65,546,976	70,753,723
Diluted ordinary shares	67,089,572	73,312,340

	As at December 31, 2013	As at December 31, 2012
	($ in millions)
Total shareholders’ equity	$3,299.6	$3,488.4
Non-controlling interest	0.3	(0.2)
Average preference shares	(541.0)	(460.6)
Average adjustment	22.5	(93.6)
Average equity	$2,781.4	$2,934.0
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

	As at December 31, 2013	As at December 31, 2012
	($ in millions)
Net income after tax	$329.3	$280.4
Add (deduct) after tax income:
Net realized and unrealized investment (gains)	(35.7)	(25.6)
Net realized and unrealized exchange losses	9.0	(4.4)
Changes to the fair value of derivatives	1.6	29.7
Other non-recurring items	(0.4)	1.1
Tax on non-operating income	0.5	(1.3)
Operating income after tax	$304.3	$279.9

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized and unrealized capital gains or losses, including net realized and unrealized gains and losses on interest rate swaps, after-tax net foreign exchange gains or losses, including net realized and unrealized gains and losses on foreign exchange contracts, changes in the fair value of derivatives and certain non-recurring items. In 2013, these non-recurring items included issue costs associated with the redemption of the Preferred Income Equity Redemption Securities and a make-whole payment associated with the redemption of the $250.0 million 6.0% coupon Senior Notes due to mature in 2014. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.
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
As at December 31, 2013, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $1.0 billion due to mature between August 4, 2014 and November 9, 2020. The interest rate swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.
As at December 31, 2013, our fixed income portfolio had an approximate duration of 3.50 years excluding the duration impact of the interest rate swaps. The table below depicts interest rate change scenarios and the effect on our available for sale and trading assets, including short-term investments:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market Value	$6,883.1	$6,766.7	$6,650.3	$6,533.9	$6,417.6
Gain/Loss	$232.8	$116.4	$—	$(116.4)	$(232.8)
Percentage of Portfolio	3.5%	1.8%	—	(1.8)%	(3.5)%
Corresponding percentage at December 31, 2012	3.0%	1.5%	—	(1.5)%	(3.0)%
Value at Risk (“VaR”).  We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations. At December 31, 2013, our short VaR was 2.7% and our long VaR was 2.8%.
Equity risk.  We have invested in equity securities which had a fair market value of $460.4 million at December 31, 2013, equivalent to 5.6% of the total of investments and cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As of December 31, 2013, approximately 82.1% of our cash and investments was held in U.S. Dollars (2012 — 80.6%), approximately 7.6% were in British Pounds (2012 —7.9%) and approximately 10.3% were in currencies other than the U.S. Dollar and the British Pound (2012 — 11.4%). For the twelve months ended December 31, 2013, 16.4% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2012 — 12.3%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2014.
Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2013 would have impacted reported net comprehensive income by approximately $7.5 million (2012 — $0.5 million).
We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the twelve months ended December 31, 2013, the impact of foreign exchange contracts on net income was $1.3 million loss (2012 — $5.4 million loss).
Credit risk.  As at December 31, 2013, we had notional amounts of interest rate swaps of $1.0 billion with two counterparties, Goldman Sachs International (“Goldman”) ($500 million notional) and Crédit Agricole CIB ($500 million notional) under respective ISDA agreements. As at December 31, 2012, we had notional amounts of interest rate swaps of $1.0 billion with two counterparties, Goldman ($500 million notional) and Crédit Agricole CIB ($500 million notional) under respective ISDA agreements.
As of December 31, 2013, our swap positions’ Net Present Value (“NPV”) under each of our interest rate swaps with Goldman and Crédit Agricole CIB were “negative” (i.e., in favor of Goldman and Crédit Agricole CIB) for which we posted collateral with a market value of $9.8 million in favor of Goldman and $24.5 million in favor of Crédit Agricole CIB.
Below is a description of the main processes and procedures we have undertaken to assess the financial strength and ability of our swap counterparties to perform their obligations:

•	We have ISDA master agreements with multiple potential counterparties to diversify our counterparty credit risk exposure as we deem appropriate.

•
We view senior unsecured debt ratings as the key factor in assessing the financial strength and probability of default of a counterparty. Accordingly, as of December 31, 2013, we have only entered into interest rate swap transactions with swap counterparties who have (or whose obligations are guaranteed by an affiliate that has) a senior unsecured debt rating of at least “BBB.” As at December 31, 2013, the Goldman Sachs Group (the guarantor of the obligations of Goldman under the Goldman ISDA Agreement) was rated “Baa1” from Moody’s and “A-” from S&P and Crédit Agricole CIB was rated “A2” from Moody’s and “A” from S&P.

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

As of December 31, 2013, we estimated our maximum loss due to counterparties defaulting to be in the range of $2 million to $10 million, if we assume daily movement in the value of the swap of between 10 and 40 basis points. As collateral obligations are calculated on a daily basis, from a counterparty credit risk exposure we focus on the daily movement in the value of the swap. In the past eight years (2006-2013 inclusive), the biggest one day move in the swap market (using the 5 year swap as a proxy) was 39 basis points. If that movement were to occur in our favor, then our total exposure to counterparties we have as at December 31, 2013 would be approximately $5 million to each counterparty.
We also have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2013, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2012 — “AA”). We also have credit risk through exposure to our swap counterparties who are Goldman Sachs Group (senior unsecured rating of “Baa1” by Moody’s & “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s & long term issuer credit rating of “A” by S&P).
In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A-” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best. The total amount recoverable by the Company from reinsurers at December 31, 2013 is $332.7 million (2012 — $499.0 million). Of the balance at December 31, 2013, 23.5% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P and 17.1% is with Munich Re rated A+ by AM Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers.

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
Changes in Internal Control Over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2013. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the section captioned “Management” of our Proxy Statement for our 2014 Annual General Meeting of shareholders.
Our Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” which applies to all of our employees, officers and directors, including our Group Chief Executive Officer and Chief Financial Officer. Copies of this code can be found at www.aspen.co and may be obtained in print, without cost, by writing to Aspen Insurance Holdings Limited, Attention: Secretary, 141 Front Street, Hamilton HM19, Bermuda.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Non-Employee Director Compensation” of our Proxy Statement for our 2014 Annual General Meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Beneficial Ownership” of our Proxy Statement for our 2014 Annual General Meeting of shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table as at December 31, 2013:
Equity Compensation Plan Information
The table below includes securities to be issued upon exercise of outstanding options and other awards granted pursuant to the Company’s 2013 Share Incentive Plan (and any awards outstanding under the 2003 Share Incentive Plan, as amended), the Amended 2006 Stock Option Plan, the 2008 Employee Share Purchase Plan and the 2008 Sharesave Scheme (the “2008 Employee Purchase Plans”) as of December 31, 2013 and shares reserved for future issuance under the foregoing plans.

	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders (1)	1,827,107	$4.06	4,025,429	(3) (4)
Equity compensation plans not approved by security holders	—	—	—
Total	1,827,107	$4.06	4,025,429	(3) (4)

(1)
In respect of performance shares, this column includes (i) 294,971 performance shares that have been earned based on applicable performance testing prior to December 31, 2013 and (ii) 690,660 performance shares that are subject to performance testing after December 31, 2013, which we have assumed will vest at 100.0% of target performance (the actual number of performance shares earned can range from 0.0% to 200.0% of target based on applicable performance testing).

(2)
The weighted average exercise price calculation includes option exercise prices between $21.96 and $27.28 plus outstanding restricted share units and performance shares which have a $Nil exercise price. The weighted average exercise price of outstanding options (i.e., excluding outstanding restricted share units and performance shares) is $24.98.

(3)
The number of shares that may be issued under the 2013 Share Incentive Plan will be reduced by (i) the gross number of shares for which options or share appreciation rights are exercised, regardless of whether any of the shares underlying such awards are not actually issued to the participant as a result of a net settlement, and (ii) any shares withheld to satisfy any tax withholding obligation with respect to any award. In addition, the maximum aggregate number of shares that may be issued under the 2013 Share Incentive Plan will be cumulatively increased from time to time by the number of shares that are subject to awards outstanding pursuant to the 2003 Share Inventive Plan as of the effective date of the 2013 Share Incentive Plan, on or after such date, are forfeited, cancelled, expire, terminate or lapse without payment of consideration.

(4)
Includes 706,473 shares authorized and remaining available for issuance under the 2008 Employee Purchase Plans as of December 31, 2013. Of these, 94,280 shares under the 2008 Employee Purchase Plans were subject to purchase rights as of December 31, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Related Transactions” and “Director Independence” of our Proxy Statement for our 2014 Annual General Meeting of shareholders.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference from the information to be included in our Proxy Statement for our 2014 Annual General Meeting of shareholders.

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

4.2
Amended and Restated Instrument Constituting Options to Subscribe for Shares in Aspen Insurance Holdings Limited, dated September 30, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 30, 2005)

4.3
Indenture, dated August 16, 2005, between the Company and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to exhibit 4.3 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))

4.4
First Supplemental Indenture, dated as of August 16, 2004, by and between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to exhibit 4.4 to the Company’s 2004 Registration Statement on Form F-1 (Registration No. 333-119-314))

4.5
Second Supplemental Indenture, dated December 10, 2010, between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 10, 2010).

4.6
Third Supplemental Indenture, dated November 13, 2013, between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2013).

4.7
Certificate of Designations of the Company’s 5.625% Perpetual PIERS, dated December 12, 2005 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

4.8
Specimen Certificate for the Company’s 5.625% Perpetual PIERS (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 13, 2005).

4.9
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

4.11
Form of Certificate of Designations of the Company’s 7.401% Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on
November 15, 2006)

4.12
Specimen Certificate for the Company’s 7.401% Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

4.13
Form of Certificate of Designations of the Company’s 7.250% Perpetual Preference Shares, dated November 15, 2006 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 11, 2012)

4.14
Specimen Certificate for the Company’s 7.250% Perpetual Preference Shares, (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 11, 2012)

4.15
Form of Certificate of Designations of the Company’s 5.95% Perpetual Non-Cumulative Preference Shares, dated May 2, 2013 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013)

4.16
Specimen Certificate for the Company’s 5.95% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013)

4.17	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

10.1
Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003, among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.2
Third Amended and Restated Registration Rights Agreement, dated as of November 14, 2003, among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.3
Service Agreement, dated September 24, 2004, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*

10.4
Employment Agreement, effective November 1, 2012, between John Worth and Aspen Insurance UK Services Limited, filed with this report (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012)*

10.5
Service Agreement dated March 10, 2005, between James Few and Aspen Bermuda Limited (formerly Aspen Insurance Limited) (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.6
Employment Agreement, dated January 12, 2004, between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*

10.7
Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29,
2008)*

10.8
Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*

10.9
Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.10
Employment Agreement, dated February 25, 2011, between Mario Vitale and Aspen Insurance U.S. Services Inc., incorporated herein by reference to exhibit 10.6 to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012)*

10.11
Appointment Letter, dated April 19, 2007, between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed on May 9, 2007)*

10.12
Appointment Letter, dated May 6, 2010 between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.13
John Worth’s Restricted Share Unit Award Agreement, effective November 1, 2012 (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 26, 2013)*

10.14
Supplemental Employment Retirement Plan for Mario Vitale, effective January 1, 2012 (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 26, 2013)*

10.15
Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended, dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.16
Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.17	Aspen Insurance Holdings Limited 2013 Share Incentive Plan, filed with this report

10.18	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.19
Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*

10.20
Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.21
Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*

10.22
Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.23
Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.24
Form of 2009 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2009, filed on August 4, 2009)*

10.25
Form of 2010 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.26
Form of 2011 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28,
2012)*

10.27
Form of 2012 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.28
Form of 2013 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed on April 29, 2013)*

10.29	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.30	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*

10.31
Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2008, filed on August 6, 2008

10.32
Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.33
Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)

10.34
Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.35
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients) (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.36
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (non-U.S. recipients) (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.37
Master Confirmation, dated September 28 2007, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed on November 8, 2007)**

10.38
Supplemental Confirmation, dated as of February 26, 2013, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2013 filed on April 29, 2013)**

10.39
Credit Agreement, dated as of July 30, 2010, among the Company, various lenders and Barclays Bank PLC, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010)

10.40
Amended and Restated Credit Agreement, dated as of June 12, 2013, among the Company, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013)

10.41
Committed Letter of Credit Facility, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.42
Insurance Letters of Credit - Master Agreement, dated December 15, 2003, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.43
Pledge Agreement, dated January 17, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.44
Side Letter relating to the Pledge Agreement, dated January 27, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.45
Assignment Agreement, dated October 11, 2006, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.46
Letter Agreement, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.47
Amendment to Committed Letter of Credit Facility, dated October 29, 2008, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.48
Amendment to Pledge Agreement, dated October 29, 2008, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.49
Letter of Credit, dated April 29, 2009, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)

10.50
Letter of Credit, dated August 12, 2011, between Aspen Bermuda Limited (formerly known Aspen Insurance Limited) and Citibank Europe plc, (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.51
Letter of Credit, dated July 30, 2012, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2012)

10.52
Amendment to Pledge Agreement, dated August 12, 2011, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.53
$200,000,000 Facility Agreement, dated October 6, 2009, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)

10.54
First Amendment Agreement to Multicurrency Letter of Credit Facility, dated February 28, 2011, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011)

10.55
Amendment Letter to Multicurrency Letter of Credit Facility, dated February 1, 2013, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013)

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

32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

101
The following financial information from Aspen Insurance Holdings Limited’s annual report on Form 10-K for the year ended December 31, 2013 formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2013, 2012 and 2011; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text and in detail***

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
Date: February 20, 2014
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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 20th day of February, 2014.

Signature	Title
/s/ Glyn Jones	Chairman and Director
Glyn Jones

/s/ Christopher O’Kane	Chief Executive Officer (Principal Executive Officer)
Christopher O’Kane

/s/ John Worth	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
John Worth

/s/ Liaquat Ahamed	Director
Liaquat Ahamed

/s/ Albert Beer	Director
Albert Beer

/s/ Richard Bucknall	Director
Richard Bucknall

/s/ John Cavoores	Director
John Cavoores

/s/ Gary Gregg	Director
Gary Gregg

/s/ Heidi Hutter	Director
Heidi Hutter

/s/ Gordon Ireland	Director
Gordon Ireland

/s/ Peter O’Flinn	Director
Peter O’Flinn

/s/ Bret Pearlman	Director
Bret Pearlman

/s/ Ronald Pressman	Director
Ronald Pressman

ASPEN INSURANCE HOLDINGS LIMITED

ASPEN INSURANCE HOLDINGS LIMITED
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as is defined in Exchange Act Rule 13a-15(f) and as contemplated by Section 404 of the Sarbanes-Oxley Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. These limitations include the possibility that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Therefore, any internal control system can provide only reasonable assurance and may not prevent or detect all misstatements or omissions. In addition, our evaluation of effectiveness is as of a particular point in time and there can be no assurance that any system will succeed in achieving its goals under all future conditions.
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2013.
The Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:
We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2013 and 2012, and related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules on pages S-2 to S-8. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, on the financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG Audit Plc
KPMG Audit Plc

London, United Kingdom
February 20, 2014

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2013, 2012 and 2011
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2013	2012	2011
Revenues
Net earned premium	$2,171.8	$2,083.5	$1,888.5
Net investment income	186.4	204.9	225.6
Realized and unrealized investment gains	56.9	35.4	46.8
Other income	8.2	5.6	10.5
Total revenues	2,423.3	2,329.4	2,171.4
Expenses
Losses and loss adjustment expenses	1,223.7	1,238.5	1,556.0
Amortization of deferred policy acquisition costs	422.0	381.2	347.0
General, administrative and corporate expenses	368.1	345.1	284.5
Interest on long-term debt	32.7	30.9	30.8
Change in fair value of derivatives	(1.3)	28.4	59.9
Realized and unrealized investment losses	20.5	8.6	16.5
Net realized and unrealized foreign exchange losses/(gains)	13.2	(3.4)	6.7
Other expenses	1.7	4.7	17.3
Total expenses	2,080.6	2,034.0	2,318.7
Income/(loss) from operations before income tax	342.7	295.4	(147.3)
Income tax (expense)/credit	(13.4)	(15.0)	37.2
Net income/(loss)	$329.3	$280.4	$(110.1)
Add: Loss attributable to non-controlling interest	0.5	0.2	0.1
Net income/(loss) attributable to Aspen Holdings’ ordinary shareholders	$329.8	$280.6	$(110.0)
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	$(24.1)	$2.6	$(19.1)
Change in net unrealized gains on available for sale securities held	(174.3)	16.5	115.3
Amortization of loss on derivative contract	0.5	0.2	0.3
Change in foreign currency translation adjustment	(24.1)	(11.5)	10.8
Other comprehensive income, gross of tax	(222.0)	7.8	107.3
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	0.7	(0.6)	2.5
Change in net unrealized gains on available for sale securities held	13.0	(8.7)	(5.2)
Total tax on other comprehensive income	13.7	(9.3)	(2.7)
Other comprehensive income, net of tax	(208.3)	(1.5)	104.6
Total comprehensive income/(loss) attributable to Aspen Holdings’ ordinary shareholders	$121.5	$279.1	$(5.4)
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic (1)	66,872,048	71,095,856	70,665,166
Diluted (1)	69,417,903	73,689,423	70,665,166
Basic earnings per ordinary share adjusted for preference share dividends	$4.29	$3.51	$(1.88)
Diluted earnings per ordinary share adjusted for preference share dividends	$4.14	$3.39	$(1.88)
____________________

(1)	The basic and diluted number of ordinary shares for the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2013 and December 31, 2012
($ in millions, except share and per share amounts)

	As at December 31, 2013	As at December 31, 2012
ASSETS
Investments:
Fixed income maturities, available for sale at fair value (amortized cost — $5,449.9 and $5,228.5)	$5,569.1	$5,557.3
Fixed income maturities, trading at fair value (amortized cost — $712.1 and $431.6)	716.2	456.1
Equity securities, available for sale at fair value (cost — $112.2 and $174.0)	149.5	200.1
Equity securities, trading at fair value (cost — $281.6 and $Nil)	310.9	—
Short-term investments, available for sale at fair value (amortized cost — $160.3 and $431.5)	160.3	431.5
Short-term investments, trading at fair value (amortized cost — $Nil and $2.4)	—	2.4
Catastrophe bonds, trading at fair value (cost — $5.8 and $Nil)	5.8	—
Other investments, equity method	48.0	45.0
Total investments	6,959.8	6,692.4
Cash and cash equivalents (including cash within consolidated variable interest entities of $50.0 and $Nil)	1,293.6	1,463.6
Reinsurance recoverables:
Unpaid losses	332.7	499.0
Ceded unearned premiums	151.9	122.6
Receivables:
Underwriting premiums	999.0	1,057.5
Other	90.3	68.5
Funds withheld	46.5	84.3
Deferred policy acquisition costs	262.2	223.0
Derivatives at fair value	7.0	2.0
Receivable for securities sold	5.2	0.2
Office properties and equipment	60.1	57.9
Tax recoverable	—	2.4
Deferred taxation	1.6	—
Other assets	2.2	18.2
Intangible assets	18.4	19.0
Total assets	$10,230.5	$10,310.6

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2013 and December 31, 2012
($ in millions, except share and per share amounts)

	As at December 31, 2013	As at December 31, 2012
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,678.9	$4,779.7
Unearned premiums	1,280.6	1,120.8
Total insurance reserves	5,959.5	5,900.5
Payables
Reinsurance premiums	88.2	154.1
Current taxation	15.7	—
Deferred taxation	—	11.8
Accrued expenses and other payables	265.6	249.3
Liabilities under derivative contracts	2.9	7.4
Total payables	372.4	422.6
Long-term debt issued by Silverton, at fair value	50.0	—
Long-term debt	549.0	499.1
Total liabilities	$6,930.9	$6,822.2
Commitments and contingent liabilities (see Note 19)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
65,546,976 shares of par value 0.15144558¢ each (December 31, 2012 — 70,753,723)	$0.1	0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2012 — Nil)	—	—
Nil 5.625% shares of par value 0.15144558¢ each (December 31, 2012 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2012 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2012 — 6,400,000)	—	—
Non-controlling interest	(0.3)	0.2
Additional paid-in capital	1,297.4	1,516.7
Retained earnings	1,783.3	1,544.0
Accumulated other comprehensive income, net of taxes	219.1	427.4
Total shareholders’ equity	3,299.6	3,488.4
Total liabilities and shareholders’ equity	$10,230.5	$10,310.6

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2013, 2012 and 2011
($ in millions)

	Twelve Months Ended December 31,
	2013	2012	2011
Ordinary shares
Beginning and end of the year	$0.1	$0.1	$0.1
Preference shares
Beginning and end of the year	—	—	—
Non-controlling interest
Beginning of the year	0.2	0.4	0.5
Introductory capital	—	—	—
Net (loss) attributable to non-controlling interest for the year	(0.5)	(0.2)	(0.1)
End of the year	(0.3)	0.2	0.4
Additional paid-in capital
Beginning of the year	1,516.7	1,385.0	1,388.3
New ordinary shares issued	21.2	22.1	0.8
Ordinary shares repurchased and cancelled	(309.6)	(62.7)	(8.1)
Preference shares issued	270.6	154.5	—
PIERS redeemed and cancelled	(230.0)	—	—
PIERS redemption (1)	7.1	—	—
Share-based compensation	21.4	17.8	4.0
End of the year	1,297.4	1,516.7	1,385.0
Retained earnings
Beginning of the year	1,544.0	1,341.6	1,517.0
Net income for the year	329.3	280.4	(110.1)
Dividends on ordinary shares	(47.8)	(47.0)	(42.5)
Dividends on preference shares	(35.5)	(31.1)	(22.8)
PIERS redemption (1)	(7.1)	—	—
Net loss attributable to non-controlling interest for the year	0.5	0.2	0.1
Dividends due to non-controlling interest	(0.1)	(0.1)	(0.1)
End of the year (1)	1,783.3	1,544.0	1,341.6
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	112.7	124.2	113.4
Change for the year, net of income tax	(24.1)	(11.5)	10.8
End of the year	88.6	112.7	124.2
Deferred loss on derivatives, net of taxes:
Beginning of the year	(0.5)	(0.7)	(1.0)
Reclassification to interest on long-term debt	0.5	0.2	0.3
End of the year	—	(0.5)	(0.7)
Unrealized appreciation on available for sale investments, net of taxes:
Beginning of the year	315.2	305.4	211.9
Change for the year, net of taxes	(184.7)	9.8	93.5
End of the year	130.5	315.2	305.4
Total accumulated other comprehensive income, net of taxes	219.1	427.4	428.9

Total shareholders’ equity	$3,299.6	$3,488.4	$3,156.0
________________

(1)
The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the 5.625% Perpetual Preferred Income Equity Replacement Securities (“PIERS”), net of the original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2013, 2012 and 2011
($ in millions)

	Twelve Months Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income/(loss)	$329.3	$280.4	$(110.1)
Proportion due to non-controlling interest	0.5	0.2	0.1
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	41.1	38.8	28.1
Share-based compensation	21.4	17.8	4.0
Realized and unrealized investment (gains)	(56.9)	(35.4)	(46.8)
Realized and unrealized investment losses	20.5	8.6	16.5
Other investments gains/(losses)	2.3	—	—
Net realized and unrealized investment foreign exchange losses	3.7	1.9	—
Loss on derivative contracts	0.5	0.2	0.3
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(82.9)	211.9	700.2
Unearned premiums	158.5	198.3	60.3
Reinsurance recoverables:
Unpaid losses	164.1	(70.4)	(146.6)
Ceded unearned premiums	(29.4)	(34.0)	(25.2)
Other receivables	12.4	1.6	(1.8)
Deferred policy acquisition costs	(39.1)	(37.6)	(29.5)
Reinsurance premiums payable	(32.8)	(2.3)	42.6
Funds withheld	37.8	6.4	(7.4)
Premiums receivable	52.1	(165.9)	(63.5)
Deferred taxes	(19.5)	(20.8)	(36.0)
Income tax payable	21.3	18.3	(32.1)
Accrued expenses and other payable	(9.6)	52.4	(10.4)
Fair value of derivatives and settlement of liabilities under derivatives	(9.2)	7.7	9.7
Long-term debt	0.2	0.1	0.2
Intangible assets	(0.1)	—	—
Other assets	(19.8)	18.2	(9.1)
Net cash generated by operating activities	$566.4	$496.4	$343.5
See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2013, 2012 and 2011
($ in millions)

	Twelve Months Ended December 31,
	2013	2012	2011
Cash flows (used in)/from investing activities:
(Purchases) of fixed income maturities — Available for sale	$(2,129.8)	$(1,529.6)	$(1,784.4)
(Purchases) of fixed income maturities — Trading	(763.4)	(300.8)	(378.6)
Proceeds from sales and maturities of fixed income maturities — Available for sale	1,872.3	1,416.5	1,823.5
Proceeds from sales and maturities of fixed income maturities — Trading	486.0	257.2	389.9
(Purchases) of equity securities — Available for sale	(2.5)	(53.1)	(205.4)
(Purchases) of equity securities — Trading	(304.4)	—	—
Proceeds from sales of equity securities — Available for sale	82.2	46.9	29.2
Proceeds from sales of equity securities — Trading	24.1	—	—
Net (purchases)/sales of short-term investments	260.6	(122.7)	(13.3)
Net change in (payable)/receivable for securities sold	(0.9)	1.1	(41.5)
Investment in Chaspark Maritime Holdings Ltd	—	(8.7)	—
Purchase of equipment	(16.3)	(24.0)	(29.9)
(Purchases) of catastrophe bonds — Trading	(5.8)	—	—
Net cash (used in)/from investing activities	(497.9)	(317.2)	(210.5)

Cash flows (used in)/from financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	21.2	22.1	0.8
Proceeds from the issuance of preference shares, net of issuance costs	270.6	154.5	—
PIERS repurchased and cancelled	(230.0)	—	—
Ordinary shares repurchased	(309.6)	(62.7)	(8.1)
Proceeds from long-term debt issuances by Silverton	50.0	—	—
Dividends paid on ordinary shares	(47.8)	(47.0)	(42.5)
Dividends paid on preference shares	(35.5)	(31.1)	(22.8)
Dividends paid to non-controlling interest	(0.1)	(0.1)	(0.1)
Proceeds from note issuances by Aspen Holdings	299.7	—	—
Long-term debt redeemed	(250.0)	—	—
Make whole payment	(9.3)	—	—
Net cash (used in)/from financing activities	(240.8)	35.7	(72.7)

Effect of exchange rate movements on cash and cash equivalents	2.3	9.6	(0.3)

Increase/(decrease) in cash and cash equivalents	(170.0)	224.5	60.0
Cash and cash equivalents at beginning of period	1,463.6	1,239.1	1,179.1
Cash and cash equivalents at end of period	$1,293.6	$1,463.6	$1,239.1

Supplemental disclosure of cash flow information:
Net cash (received)/paid during the period for income tax	$(6.3)	$11.0	$24.8
Cash paid during the period for interest	$35.0	$30.0	$30.2

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2013, 2012 and 2011
($ in millions, except share and per share amounts)

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). We have also established Aspen Capital Management, Ltd and other related entities (“ACM”) which will be used to leverage our existing franchise and underwriting expertise to offer investors access to reinsurance business. References to the “Company”, “we”, “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Presentation and Significant Accounting Policies
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
Reinsurance.    Written premiums, earned premiums, incurred claims, LAE and the amortization of deferred policy acquisition costs all reflect the net effect of assumed and ceded reinsurance transactions. Assumed reinsurance refers to the Company’s acceptance of certain insurance risks that other insurance companies have underwritten. Ceded reinsurance arises from contracts under which other insurance companies agree to share certain risks with the Company.
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
For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. For IBNR claims, reserves are estimated using a number of established actuarial methods to establish a range of estimates from which a management best estimate is selected. Both case and IBNR reserve estimates consider variables such as past loss experience, changes in legislative conditions, changes in judicial interpretation of legal liability, policy coverages and inflation.
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
Amortization of Deferred Policy Acquisition Costs.    The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and include commissions, premium taxes and profit commissions. With the exception of profit commissions, these expenses are incurred when a policy is issued, and only the costs directly related to the successful acquisition of new and renewal insurance contracts are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. Profit commissions are estimated based on the related performance criteria evaluated at the balance sheet date, with subsequent changes to those estimates recognized when they occur.
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
General, Administrative and Corporate Expenses.    These costs represent the expenses incurred in running the business and include, but are not limited to compensation costs for employees, rental costs, IT development and operating costs and professional and consultancy fees. General, policy and administrative costs directly attributable to the successful acquisition of business are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. When reporting the results for its operating segments, the Company includes expenses which are directly attributable to the segment plus an allocation of central administrative costs. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premium written and are related to the Company’s operations which include group executive costs, group finance costs, group legal and actuarial costs and certain strategic and non-recurring costs.

(c)	Accounting for Investments, Cash and Cash Equivalents
Fixed Income Maturities.    The fixed income maturity portfolio comprises securities issued by governments and government agencies, corporate bonds, mortgage and other asset-backed securities and bank loans. Investments in fixed maturities are classified as available for sale or trading and are reported at estimated fair value in the consolidated balance sheet. Investment transactions are recorded on the trade date with balances pending settlement reflected in the consolidated balance sheet as a receivable for investments sold or a payable for investments purchased. Fair values are based on quoted market prices and other data provided by third-party pricing services and index providers.
Equity Securities.    The Company’s equity securities comprise U.S. and foreign equity securities. They are classified as either trading or available for sale and carried on the consolidated balance sheet at estimated fair value. The fair values are based on quoted market prices in active markets from independent pricing sources.
Short-term Investments.    Short-term investments primarily comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase and are held as part of the investment portfolio of the Company. Short-term investments are classified as either trading or available for sale and carried at estimated fair value.
Gains and Losses.    Realized gains or losses on the sale of investments are determined on the basis of the first in first out cost method and, for fixed income maturity available for sale securities, include adjustments to the cost basis of investments for declines in value that are considered to be other-than-temporary. Unrealized gains and losses represent the difference between the cost, or the cost as adjusted by amortization of any difference between its cost and its redemption value (“amortized cost”), of the security and its fair value at the reporting date and are included within other comprehensive income for securities classified as available for sale and in realized and unrealized investment gains or losses in the consolidated statement of operations for securities classified as trading.
Other Investments.    Other investments represent the Company’s investments that are recorded using the equity method of accounting. Adjustments to the fair value of these investments are made based on the net asset value of the investee.
Catastrophe Bonds. Investments in catastrophe bonds are classified as trading and are carried on the consolidated balance sheet at estimated fair value.  The fair values are based on independent broker-dealer quotes.
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
OTTI is deemed to occur when there is no objective evidence to support recovery in value of a security and a) the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its cost or adjusted amortized cost basis or b) it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.
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

(d)	Accounting for Derivative Financial Instruments
The Company enters into derivative instruments such as interest rate swaps and forward exchange contracts in order to manage certain market and credit risks. The Company records derivative instruments at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights and obligations. As at December 31, 2013 the Company held no instruments which qualify for hedge accounting.
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
Intangible assets are held in the consolidated balance sheet at cost less amortization and impairment. Amortization applies on a straight-line basis in respect of assets having a finite estimated useful economic life. The Company performs a qualitative assessment annually to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired.

(f)	Office Properties and Equipment
Office properties and equipment are carried at cost less accumulated depreciation. These assets are depreciated on a straight-line basis over the estimated useful lives of the assets. Computer equipment and software is depreciated between three and five years with depreciation for software commencing on the date the software is brought into use. Furniture and fittings are depreciated over four years and leasehold improvements are depreciated over the lesser of 15 years or the lease term.

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

(h)	Earnings per Ordinary Share
Basic earnings per ordinary share is determined by dividing net income available to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income after tax for the period. Diluted earnings per share reflect the effect on earnings of the average number of ordinary shares outstanding associated with dilutive securities. The dilutive effect of potentially dilutive securities is calculated using the treasury stock method.

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
The Company has in issue three classes of perpetual preference shares. The Company has no obligation to pay interest on these securities but they do carry entitlements to dividends payable at the discretion of the Board of Directors. In the event of non-payment of dividends for six consecutive periods, holders of preference shares have director appointment rights. They are therefore accounted for as equity instruments and included within total shareholders’ equity.

(k)	Share-Based Employee Compensation
The Company operates a share and option-based employee compensation plan, the terms and conditions of which are described in Note 17. The Company applies a fair-value based measurement method including estimates for future forfeitures in the calculation of the compensation costs of stock options, performance shares, phantom shares and restricted share units.

(l)	Long-term debt issued by Silverton
The consolidated variable interest entity, Silverton, has issued debt instruments due to mature on September 16, 2016 which are further described in Note 19(c), “Commitments and Contingencies” of these consolidated financial statements. This debt is separately identified on the Company’s balance sheet and the Company has elected to record the debt at fair value. The fair value option was elected due to the potential variability over the ultimate settlement value of the debt instruments.

(m)	New Accounting Policies
New Accounting Policies Adopted in 2013
In 2011, the Financial Accounting Standard Board (“FASB”) issued ASU 2011-11, “Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 retains the existing offsetting model under U.S. GAAP but requires disclosures to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (“IFRS”) by aligning these requirements. ASU 2011-11 is effective for annual reporting periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required.
In January 2013, the FASB issued ASU 2013-01, “Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities” which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU 2011-11. ASU 2013-01 addresses concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the FASB determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRS. Like ASU 2011-11, ASU 2013-01 is effective for fiscal years beginning on or after January 1, 2013 and interim periods therein. Retrospective application is required for any period presented that begins before the entity’s initial application of the new requirements. The Company adopted ASU 2011-11 and ASU 2013-01 in the first quarter of 2013, with the only impact being to the Company’s disclosures of its derivative instruments as presented in Note 9 of the accompanying notes to the consolidated financial statements.
In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income” which adds new disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). ASU 2013-02 is intended to improve the transparency of changes in other comprehensive income (“OCI”) and items reclassified out of AOCI in the financial statements. It does not amend any existing requirements for reporting net income or OCI in the financial statements. ASU 2013-02 was applied prospectively and was effective for annual reporting periods beginning after December 15, 2012, and interim periods within those years. The Company adopted ASU 2013-02 in the first quarter of 2013 and this information is presented in Note 21 of the accompanying notes to the consolidated financial statements.
In July 2013, the FASB issued ASU 2013-10, “Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes” which provides guidance on the risks permitted to be hedged in a fair value or cash flow hedges, specifically, the risk of changes in a hedged item’s fair value or hedged transaction’s cash flows due to the changes in the designated benchmark interest rate. ASU 2013-10 is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013.  The Company adopted ASU 2013-10 in the third quarter of 2013 and it did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted
In February 2013, the FASB issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 will be applied retrospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company does not anticipate that this standard will have a material impact on its consolidated financial statements.
In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity” to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in its foreign entities or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 will be applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company does not expect ASU 2013-05 to have a material impact on its consolidated financial statements unless it should choose to sell its investments in its foreign entities or cease to hold a controlling financial interest.
 In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013 or interim periods within those years. The Company does not expect ASU 2013-11 to have a material impact on the consolidated financial statements as its presentation of unrecognized tax benefits is already as required by ASU 2013-11.
On June 27, 2013, the FASB issued a proposed Accounting Standards Update, Insurance Contracts (Topic 834). The FASB invited individuals and organizations to comment on the proposed Update and the comment period has now closed. The main objectives of the guidance in this proposed update is to increase the usefulness of the information about an entity’s insurance liabilities, including the nature, amount, timing, and uncertainty of cash flows related to those liabilities, and the related effect on the statement of comprehensive income, and to provide comparability, regardless of the type of entity issuing the contract. The guidance in this proposed update would require an entity to measure its insurance contracts under one of two measurement models, referred to as the building block approach and the premium allocation approach. The proposed update would improve convergence of U.S. GAAP and IFRS by moving towards a more globally comparable standard.
Under the proposed FASB guidance, there would be changes to the earnings pattern of underwriting and net investment margins and changes in the pattern and amount of revenue. In addition, there would likely be increased income statement volatility due to the requirement to update assumptions each period. Income statement volatility would be somewhat mitigated by the requirement that the impact of changes in discount rate assumptions be recorded in other comprehensive income. Adoption will have significant impacts on business strategy, investor education, key performance indicators, underlying processes, systems, internal controls, valuation models, and other fundamental aspects of the business. An entity would apply the guidance in this proposed update retrospectively, restating all comparative periods presented. Early adoption of the guidance in this proposed update would be prohibited.

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
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/(loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the twelve months ended months ended December 31, 2013, 2012, and 2011, respectively:

	Twelve Months Ended December 31,
	2013	2012	2011
	($ in millions, except share and per share amounts)

Net income/(loss)	$329.3	$280.4	$(110.1)
PIERS redemption (1)	(7.1)	—	—
Preference share dividends	(35.5)	(31.1)	(22.8)
Net loss attributable to non-controlling interest	0.5	0.2	0.1
Basic and diluted net income/(loss) available to ordinary shareholders	287.2	249.5	(132.8)
Ordinary shares:
Basic weighted average ordinary shares	66,872,048	71,095,856	70,665,166
Weighted average effect of dilutive securities (2)	2,545,855	2,593,567	—
Total diluted weighted average ordinary shares	69,417,903	73,689,423	70,665,166
Earnings/(loss) per ordinary share:
Basic	$4.29	$3.51	$(1.88)
Diluted	$4.14	$3.39	$(1.88)
 _______________

(1)
The $7.1 million deduction from net income is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the PIERS, net of the original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million. For more information, please refer to Note 14 of these consolidated financial statements.

(2)
The basic and diluted number of ordinary shares for the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive. Dilutive securities comprise: investor options, employee options, performance shares associated with the Company’s long term incentive program, employee share purchase plans and restricted stock units as described in Note 17(b) of these consolidated financial statements, in addition to the PIERS that were redeemed in 2013.

Dividends. On February 6, 2014, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.18	March 7, 2014	February 21, 2014
7.401% Preference Shares	$0.462563	April 1, 2014	March 15, 2014
7.250% Preference Shares	$0.4531	April 1, 2014	March 15, 2014
5.95% Preference Shares	$0.3719	April 1, 2014	March 15, 2014

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative and engineering), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). Our recently established Aspen Capital Markets forms part of our property catastrophe reinsurance line of business, as it currently focuses entirely on property catastrophe business through using alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” above.
Insurance Segment. The insurance segment consists of property insurance, casualty insurance, marine, aviation, energy and construction insurance, financial and professional lines insurance and programs business. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” above.
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the twelve months ended December 31, 2013, 2012 and 2011:

	Twelve Months Ended December 31, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,133.9	$1,512.8	$2,646.7
Net written premiums	1,082.0	1,217.7	2,299.7
Gross earned premiums	1,126.6	1,366.8	2,493.4
Net earned premiums	1,073.0	1,098.8	2,171.8
Underwriting Expenses
Losses and loss adjustment expenses	481.7	742.0	1,223.7
Amortization of deferred policy acquisition costs	207.2	214.8	422.0
General and administrative expenses	131.0	185.9	316.9
Underwriting income/(loss)	253.1	(43.9)	209.2
Corporate expenses			(51.2)
Net investment income			186.4
Realized and unrealized investment gains			56.9
Realized and unrealized investment (losses)			(20.5)
Change in fair value of derivatives			1.3
Interest expense on long term debt			(32.7)
Net realized and unrealized foreign exchange (losses)			(13.2)
Other income			8.2
Other expenses			(1.7)
Income before tax			342.7
Income tax expense			(13.4)
Net income			$329.3

Net reserves for loss and loss adjustment expenses	$2,646.8	$1,699.4	$4,346.2
Ratios
Loss ratio	44.9%	67.5%	56.3%
Policy acquisition expense ratio	19.3	19.5	19.4
General and administrative expense ratio (1)	12.2	16.9	16.9
Expense ratio	31.5	36.4	36.3
Combined ratio	76.4%	103.9%	92.6%
 _______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Twelve Months Ended December 31, 2012
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,227.9	$1,355.4	$2,583.3
Net written premiums	1,156.9	1,090.0	2,246.9
Gross earned premiums	1,208.0	1,177.0	2,385.0
Net earned premiums	1,132.4	951.1	2,083.5
Underwriting Expenses
Losses and loss adjustment expenses	635.3	603.2	1,238.5
Amortization of deferred policy acquisition costs	207.8	173.4	381.2
General and administrative expenses	123.9	168.2	292.1
Underwriting income	165.4	6.3	171.7
Corporate expenses			(53.0)
Net investment income			204.9
Realized and unrealized investment gains			35.4
Realized and unrealized investment (losses)			(8.6)
Change in fair value of derivatives			(28.4)
Interest expense on long term debt			(30.9)
Net realized and unrealized foreign exchange (losses)			3.4
Other income			5.6
Other expenses			(4.7)
Income before tax			295.4
Income tax expense			(15.0)
Net income			$280.4

Net reserves for loss and loss adjustment expenses	$2,811.3	$1,469.4	$4,280.7
Ratios
Loss ratio	56.1%	63.4%	59.4%
Policy acquisition expense ratio	18.4	18.2	18.3
General and administrative expense ratio (1)	10.9	17.7	16.6
Expense ratio	29.3	35.9	34.9
Combined ratio	85.4%	99.3%	94.3%
 ________________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Twelve Months Ended December 31, 2011
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,187.5	$1,020.3	$2,207.8
Net written premiums	1,098.1	831.0	1,929.1
Gross earned premiums	1,190.6	950.5	2,141.1
Net earned premiums	1,108.3	780.2	1,888.5
Underwriting Expenses
Losses and loss adjustment expenses	1,083.3	472.7	1,556.0
Amortization of deferred policy acquisition costs	197.7	149.3	347.0
General and administrative expenses	111.8	128.0	239.8
Underwriting (loss)/income	(284.5)	30.2	(254.3)
Corporate expenses			(44.7)
Net investment income			225.6
Realized and unrealized investment gains			46.8
Realized and unrealized investment (losses)			(16.5)
Change in fair value of derivatives			(59.9)
Interest expense on long term debt			(30.8)
Net realized and unrealized foreign exchange (losses)			(6.7)
Other income			10.5
Other (expenses)			(17.3)
(Loss) before tax			(147.3)
Income tax credit			37.2
Net (loss)			$(110.1)

Net reserves for loss and loss adjustment expenses	$2,770.0	$1,328.6	$4,098.6
Ratios
Loss ratio	97.7%	60.6%	82.4%
Policy acquisition expense ratio	17.8	19.1	18.4
General and administrative expense ratio (1)	10.1	16.4	15.1
Expense ratio	27.9	35.5	33.5
Combined ratio	125.6%	96.1%	115.9%
_______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Australia/Asia	$108.4	$139.3	$129.6
Caribbean	14.4	12.2	12.4
Europe	112.2	113.0	103.2
United Kingdom	166.4	168.6	145.7
United States & Canada(1)	1,179.6	1,106.9	875.6
Worldwide excluding United States (2)	145.7	151.7	157.5
Worldwide including United States(3)	827.4	810.8	698.7
Others	92.6	80.8	85.1
Total	$2,646.7	$2,583.3	$2,207.8
 ______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the twelve months ended December 31, 2013, 2012 and 2011:

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Fixed income maturities — Available for sale	$155.6	$181.3	$203.2
Fixed income maturities — Trading	20.3	16.5	17.1
Short-term investments — Available for sale	2.1	3.1	1.2
Short-term investments — Trading	—	—	0.1
Fixed term deposits (included in cash and cash equivalents)	5.3	6.5	5.8
Equity securities — Available for sale	5.6	6.2	6.1
Equity securities — Trading	7.0	—	—
Total	195.9	213.6	233.5
Investment expenses	(9.5)	(8.7)	(7.9)
Net investment income	$186.4	$204.9	$225.6

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income:

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$18.2	$7.6	$35.8
Fixed income maturities — gross realized (losses)	(7.4)	(0.4)	(8.3)
Equity securities — gross realized gains	18.0	4.3	1.7
Equity securities — gross realized (losses)	(0.3)	(4.9)	(3.2)
Total other-than-temporary impairments	—	(3.0)	—
Trading:
Fixed income maturities — gross realized gains	9.5	9.8	6.2
Fixed income maturities — gross realized (losses)	(2.9)	(0.3)	(1.7)
Equity securities — gross realized gains	2.1	—	—
Equity securities — gross realized (losses)	(0.6)	—	—
Net change in gross unrealized gains/(losses)	6.1	10.5	(3.3)
Gross realized and unrealized gains in other investments	3.0	3.2	3.1
Other realized losses	(9.3)	—	—
Total net realized and unrealized investment gains recorded in the statement of operations	$36.4	$26.8	$30.3

Change in available for sale net unrealized (losses)/gains:
Fixed income maturities	(209.6)	2.7	86.5
Short-term investments	—	—	—
Equity securities	11.2	16.4	9.7
Total change in pre-tax available for sale unrealized (losses)/gains	(198.4)	19.1	96.2
Change in taxes	13.7	(9.3)	(2.7)
Total change in net unrealized (losses)/gains, net of taxes recorded in other comprehensive income	$(184.7)	$9.8	$93.5

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its cost or amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2 (c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.” The total OTTI charge for the twelve months ended December 31, 2013 was $Nil (2012 — $3.0 million).

Other realized losses. On December 16, 2013, the Company redeemed its $250.0 million 6.00% Senior Notes due to mature August 16, 2014. This redemption resulted in a loss of $9.3 million, which is reflected in realized and unrealized investment losses recorded in the statement of operations.

Balance Sheet
Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities as at December 31, 2013 and December 31, 2012:

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,004.7	$21.2	$(5.5)	$1,020.4
U.S. agency	258.5	11.4	(0.8)	269.1
Municipal	32.3	0.9	(0.4)	32.8
Corporate	2,005.6	82.5	(18.7)	2,069.4
Non-U.S. government-backed corporate	83.4	1.4	(0.2)	84.6
Foreign government	772.0	11.2	(4.3)	778.9
Asset-backed	119.8	2.8	(0.3)	122.3
Non-agency commercial mortgage-backed	56.9	5.7	—	62.6
Agency mortgage-backed	1,116.7	30.6	(18.3)	1,129.0
Total fixed income maturities — Available for sale	5,449.9	167.7	(48.5)	5,569.1
Total short-term investments — Available for sale	160.3	—	—	160.3
Total equity securities — Available for sale	112.2	37.8	(0.5)	149.5
Total	$5,722.4	$205.5	$(49.0)	$5,878.9

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,071.8	$54.8	$(0.3)	$1,126.3
U.S. agency	288.3	20.3	—	308.6
Municipal	37.2	2.6	(0.1)	39.7
Corporate	1,889.2	149.9	(0.6)	2,038.5
Non-U.S. government-backed corporate	98.0	3.1	—	101.1
Foreign government	617.0	24.1	(0.1)	641.0
Asset-backed	49.2	4.6	—	53.8
Non-agency commercial mortgage-backed	61.7	9.4	—	71.1
Agency mortgage-backed	1,116.1	61.2	(0.1)	1,177.2
Total fixed income maturities — Available for sale	5,228.5	330.0	(1.2)	5,557.3
Total short-term investments — Available for sale	431.5	—	—	431.5
Total equity securities — Available for sale	174.0	28.2	(2.1)	200.1
Total	$5,834.0	$358.2	$(3.3)	$6,188.9

Fixed Income Maturities, Short Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities, short-term investments, equity securities and catastrophe bonds as at December 31, 2013 and December 31, 2012:

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$22.7	$—	$(0.7)	$22.0
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	469.8	10.3	(5.3)	474.8
Foreign government	136.5	1.2	(1.5)	136.2
Asset-backed	12.7	0.1	—	12.8
Bank loans	69.1	0.3	(0.3)	69.1
Total fixed income maturities — Trading	712.1	11.9	(7.8)	716.2
Total equity securities — Trading	281.6	34.0	(4.7)	310.9
Total catastrophe bonds — Trading	5.8	—	—	5.8
Total	$999.5	$45.9	$(12.5)	$1,032.9

	As at December 31, 2012
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$9.3	$0.2	$(0.1)	$9.4
U.S. agency	0.2	—	—	0.2
Municipal	2.8	0.1	—	2.9
Corporate	392.0	22.7	(0.3)	414.4
Foreign government	24.4	1.9	—	26.3
Asset-backed	2.9	—	—	2.9
Total fixed income maturities — Trading	431.6	24.9	(0.4)	456.1
Total short-term investments — Trading	2.4	—	—	2.4
Total	$434.0	$24.9	$(0.4)	$458.5
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/(losses) within the statement of operations and other comprehensive income.
As of December 31, 2013, the Company had invested $26.5 million in BB high yield bonds classified within corporate securities and $69.1 million in its U.S. Dollar bank loans trading portfolio. In August 2013, the Company invested in a $200.0 million BBB rated EMD portfolio, which is reported above in corporate and foreign government securities.
Catastrophe bonds. The Company has invested in three catastrophe bonds with a total value of $5.8 million, as of December 31, 2013.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2017 to 2018.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the geographic region of the United States, Canada and North Atlantic.
Other Investments. The Company has invested in Cartesian Iris Offshore Fund L.P. (“Cartesian”), which provides capital to Iris Re, a Class 3 Bermudian reinsurer (“Iris Re”). The Company is not committed to making further investments in Cartesian; accordingly, the carrying value of the investment represents the Company’s maximum exposure to a loss as a result of its involvement with the partnership at each balance sheet date. In addition to returns on its investment, the Company provided services on risk selection, pricing and portfolio design in return for a percentage of profits from Iris Re. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts of the partnership. The adjusted carrying value approximates fair value. On June 29, 2013, the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. This took effect on January 1, 2014.
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
The Company has accounted for its investments in Cartesian in accordance with the equity method of accounting. In the twelve months ended December 31, 2013, the change in the value of the Company’s investment in Cartesian was a gain of $3.0 million (December 31, 2012 — gain of $3.2 million; December 31, 2011 — gain of $3.1 million). Changes in the value are recognized in realized and unrealized investment gains and losses in the consolidated statement of operations.
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
The table below shows the Company’s investments in Cartesian and Chaspark for the twelve months ended December 31, 2013 and 2012:

	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2013	$36.3	$8.7	$45.0
Realized gain for the twelve months to December 31, 2013	3.0	—	3.0
Closing value of investment as at December 31, 2013	$39.3	$8.7	$48.0

Opening undistributed value of investment as at January 1, 2012	$33.1	$—	$33.1
Investment in Chaspark Maritime Holdings Ltd.	—	8.7	8.7
Unrealized gain for the twelve months to December 31, 2012	3.2	—	3.2
Closing value of investment as at December 31, 2012	$36.3	$8.7	$45.0

Fixed Maturities. The scheduled maturity distribution of the Company’s available for sale fixed income maturity securities as at December 31, 2013 and December 31, 2012 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2013
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$694.8	$700.0	AA
Due after one year through five years	2,376.1	2,438.0	AA-
Due after five years through ten years	1,003.9	1,032.8	A+
Due after ten years	81.7	84.4	AA-
Subtotal	4,156.5	4,255.2
Non-agency commercial mortgage-backed	56.9	62.6	AA+
Agency mortgage-backed	1,116.7	1,129.0	AA+
Other asset-backed	119.8	122.3	AAA
Total fixed income maturities — Available for sale	$5,449.9	$5,569.1

	As at December 31, 2012
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$554.6	$561.0	AA
Due after one year through five years	2,270.0	2,378.8	AA
Due after five years through ten years	1,077.8	1,199.3	AA-
Due after ten years	99.1	116.1	AA+
Subtotal	4,001.5	4,255.2
Non-agency commercial mortgage-backed	61.7	71.1	AA+
Agency mortgage-backed	1,116.1	1,177.2	AA+
Other asset-backed	49.2	53.8	AAA
Total fixed income maturities — Available for sale	$5,228.5	$5,557.3
Guaranteed Investments. As at December 31, 2013, the Company held $2.3 million (December 31, 2012 — $1.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated BBB- or higher (December 31, 2012 — two municipal securities, both rated BBB or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Ratings Services LLC (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at December 31, 2013 and December 31, 2012, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	December 31, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$293.9	$(5.5)	$—	$—	$293.9	$(5.5)	51
U.S. agency	72.1	(0.8)	—	—	72.1	(0.8)	18
Municipal	5.5	(0.2)	1.3	(0.2)	6.8	(0.4)	7
Corporate	695.4	(16.8)	23.4	(1.9)	718.8	(18.7)	372
Non-U.S. government-backed corporate	21.8	(0.2)	4.9	—	26.7	(0.2)	8
Foreign government	239.7	(4.1)	8.5	(0.2)	248.2	(4.3)	44
Asset-backed	50.2	(0.3)	—	—	50.2	(0.3)	51
Agency mortgage-backed	491.8	(18.3)	1.2	—	493.0	(18.3)	123
Total fixed income maturities — Available for sale	1,870.4	(46.2)	39.3	(2.3)	1,909.7	(48.5)	674
Total short-term investments — Available for sale	7.7	—	—	—	7.7	—	6
Total equity securities — Available for sale	6.0	(0.4)	2.3	(0.1)	8.3	(0.5)	7
Total	$1,884.1	$(46.6)	$41.6	$(2.4)	$1,925.7	$(49.0)	687

	December 31, 2012
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$72.7	$(0.3)	$—	$—	$72.7	$(0.3)	9
Municipal	1.4	(0.1)	—	—	1.4	(0.1)	1
Corporate	170.8	(0.6)	—	—	170.8	(0.6)	63
Non-U.S. government-backed corporate	10.1	—	2.0	—	12.1	—	3
Foreign government	87.7	(0.1)	4.0	—	91.7	(0.1)	20
Asset-backed	0.7	—	—	—	0.7	—	1
Agency mortgage-backed	26.7	(0.1)	—	—	26.7	(0.1)	14
Total fixed income maturities — Available for sale	370.1	(1.2)	6.0	—	376.1	(1.2)	111
Total short-term investments — Available for sale	9.4	—	—	—	9.4	—	4
Total equity securities — Available for sale	28.6	(1.9)	2.2	(0.2)	30.8	(2.1)	18
Total	$408.1	$(3.1)	$8.2	$(0.2)	$416.3	$(3.3)	133

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the twelve months ended months ended December 31, 2013, 2012 and 2011:

	For the Twelve Months Ended
	December 31, 2013	December 31, 2012	December 31, 2011
	($ in millions)
(Purchases) of fixed income maturities — Available for sale	$(2,129.8)	$(1,529.6)	$(1,784.4)
(Purchases) of fixed income maturities — Trading	(763.4)	(300.8)	(378.6)
(Purchases) of equity securities — Available for sale	(2.5)	(53.1)	(205.4)
(Purchases) of equity securities — Trading	(304.4)	—	—
Proceeds from sales and maturities of fixed income maturities — Available for sale	1,872.3	1,416.5	1,823.5
Proceeds from sales and maturities of fixed income maturities — Trading	486.0	257.2	389.9
Proceeds from sales of equity securities — Available for sale	82.2	46.9	29.2
Proceeds from sales of equity securities — Trading	24.1	—	—
Net change in (payable)/receivable for securities (purchased) /sold	(0.9)	1.1	(41.5)
Net sales/(purchases) of short-term investments — Available for sale	258.2	(122.7)	(13.3)
Net sales/(purchases) of short-term investments — Trading	2.4	—	—
Investment in Chaspark Maritime Holdings Ltd	—	(8.7)	—
Net (purchases) of catastrophe bonds	$(5.8)	$—	$—
Net (purchases)/sales for the year	$(481.6)	$(293.2)	$(180.6)

7.	Fair Value Measurements
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at December 31, 2013 and December 31, 2012:

	As at December 31, 2013
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,020.4	$—	$—	$1,020.4
U.S. agency	—	269.1	—	269.1
Municipal	—	32.8	—	32.8
Corporate	—	2,069.4	—	2,069.4
Non-U.S. government-backed corporate	—	84.6	—	84.6
Foreign government	596.2	182.7	—	778.9
Asset-backed	—	122.3	—	122.3
Non-agency commercial mortgage-backed	—	62.6	—	62.6
Agency mortgage-backed	—	1,129.0	—	1,129.0
Total fixed income maturities available for sale, at fair value	1,616.6	3,952.5	—	5,569.1
Short-term investments available for sale, at fair value	129.5	30.8	—	160.3
Equity investments available for sale, at fair value	149.5	—	—	149.5
Held for trading financial assets, at fair value
U.S. government	$22.0	$—	$—	$22.0
U.S. agency	—	0.2	—	0.2
Municipal	—	1.1	—	1.1
Corporate	—	474.8	—	474.8
Foreign government	44.2	92.0	—	136.2
Asset-backed	—	12.8	—	12.8
Bank loans	—	69.1	—	69.1
Total fixed income maturities trading, at fair value	66.2	650.0	—	716.2
Short-term investments trading, at fair value	—	—	—	—
Equity investments trading, at fair value	310.9	—	—	310.9
Catastrophe bonds	—	5.8	—	5.8
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	5.9	—	5.9
Derivatives at fair value — interest rate swaps	—	1.1	—	1.1
Liabilities under derivative contracts — foreign exchange contracts	—	(2.9)	—	(2.9)
Long-term notes issued by Silverton	—	—	(50.0)	(50.0)
Total	$2,272.7	$4,643.2	$(50.0)	$6,865.9
There were no maturities, settlements or transfers between Level 1 and Level 2 during the twelve months ended December 31, 2013. There were no assets or liabilities that were classified as Level 3 as at December 31, 2013, except for the long-term notes issued by Silverton. There were no maturities, settlements, gains or transfers in or out of Level 3. For more information, see Note 19(c), “Commitments and Contingencies” of these consolidated financial statements.

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
Valuation of Fixed Maturities. The Company’s fixed income maturity securities are classified as either available for sale or trading and are carried at fair value. At December 31, 2013 and December 31, 2012, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
The Company obtains prices for all of its fixed income investment securities via its third-party accounting service provider, and in the majority of cases receiving a number of quotes so as to obtain the most comprehensive information available to determine a security’s fair value. A single valuation is applied to each security based on the vendor hierarchy maintained by the Company’s third-party accounting service provider.
At December 31, 2013, the Company obtained an average of 2.6 quotes per fixed income investment, compared to 2.9 quotes at December 31, 2012. Pricing sources used in pricing fixed income investments at December 31, 2013 and December 31, 2012 were as follows:

	As at December 31, 2013	As at December 31, 2012
Index providers	85%	89%
Pricing services	12	9
Broker-dealers	3	2
Total	100%	100%
Fixed Income Maturities. A summary of securities priced using pricing information from index providers at December 31, 2013 and December 31, 2012 is provided below:

	As at December 31, 2013		As at December 31, 2012
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$998.5	96%	$1,034.5	91%
U.S. agency	255.3	95%	291.9	95%
Municipal	14.5	43%	20.5	48%
Corporate	2,400.8	94%	2,339.8	95%
Non-U.S. government-backed corporate	55.9	66%	84.5	84%
Foreign government	605.8	66%	516.9	77%
Asset-backed	130.6	97%	44.6	79%
Non-agency commercial mortgage-backed	61.0	97%	70.4	99%
Agency mortgage-backed	830.6	74%	957.8	81%
Total fixed income maturities	$5,353.0	85%	$5,360.9	89%

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
Foreign Government. The issuers for securities in this category are non-U.S. governments and their agencies. The fair values of non-U.S. government bonds, primarily sourced from international indices, are based on unadjusted market prices in active markets and are therefore classified within Level 1. The fair values of the non-U.S. agency securities, again primarily sourced from international indices, are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of non-U.S. agency securities are classified within Level 2. In addition, foreign government securities includes a portion of the EMD portfolio which is also classified within Level 2.
Corporate. Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the FDIC program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities includes the Company’s BB High Yield Bonds and a portion of the EMD portfolio. The Company classifies all of these securities within Level 2.
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
Bank Loans. These are variable rate, senior secured debt instruments issued by non-investment grade companies that are not publicly registered but are the most senior debt in a capital structure and are generally secured by company assets. Although these assets do not trade in as liquid a market as traditional fixed income instruments, they are valued in similar fashion to other fixed maturities, using similar inputs such as yield curves, interest rates and credit spreads. These securities are primarily priced by a third party pricing vendor. Bank loans are therefore classified within Level 2.
Short-term Investments. Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase. Short-term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Levels 1 and 2.
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. At December 31, 2013, the Company obtained an average of 4.9 quotes per equity investment, compared to 4.9 quotes as at December 31, 2012. Pricing sources used in pricing equities at December 31, 2013 and December 31, 2012 were all provided by index providers.
Catastrophe Bonds. Catastrophe bonds held by the Company are variable rate fixed income instruments with redemption values adjusted based on the occurrence of a covered event, usually windstorms and earthquakes.  These bonds have been classified as trading and carried at fair value.  Bonds are priced using an average of multiple broker-dealer quotes and as such, are considered Level 2.
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
Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. For more information on reinsurance recoverables, please refer to Note 20, “Concentrations of Credit Risk — Reinsurance recoverables” of these consolidated financial statements.

The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
	($ in millions)
Premiums written:
Direct	$1,512.8	$1,355.4	$1,020.3
Assumed	1,133.9	1,227.9	1,187.5
Ceded	(347.0)	(336.4)	(278.7)
Net premiums written	$2,299.7	$2,246.9	$1,929.1

Premiums earned:
Direct	$1,366.8	$1,177.0	$950.5
Assumed	1,126.6	1,208.0	1,190.6
Ceded	(321.6)	(301.5)	(252.6)
Net premiums earned	$2,171.8	$2,083.5	$1,888.5

Insurance losses and loss adjustment expenses:
Direct	$829.4	$763.0	$553.4
Assumed	459.4	650.1	1,230.3
Ceded	(65.1)	(174.6)	(227.7)
Net insurance losses and loss adjustment expenses	$1,223.7	$1,238.5	$1,556.0

9.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2013 and 2012:

		As at December 31, 2013			As at December 31, 2012
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$1,000.0	$1.1	(1)	$—	$—
Interest Rate Swaps	Liabilities under Derivative Contracts	$—	$—		$1,000.0	$(1.3)	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$224.4	$5.9		$335.4	$2.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$57.5	$(2.9)		$88.6	$(6.1)

(1)	Net of $34.3 million of cash collateral provided to counterparties as security for the Company’s net liability position (December 31, 2012 — $52.0 million).

The following table provides the unrealized and realized gains/(losses) recorded in the statement of operations for the twelve months ended December 31, 2013 and 2012:

		Amount of Income/(Loss) Recognized in the Statement of Operations
		Twelve Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	December 31, 2013	December 31, 2012
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(1.3)	$(5.4)
Interest Rate Swaps	Change in Fair Value of Derivatives	$2.6	$(23.0)

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
As at December 31, 2013, the Company held foreign exchange contracts with an aggregate value of $281.9 million (2012— $424.0 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2013, the impact of foreign exchange contracts on net income was a charge of $1.3 million (December 31, 2012 — charge of $5.4 million).
Interest Rate Swaps. As at December 31, 2013, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2012 — $1.0 billion) that are due to mature between August 4, 2014 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the twelve months ended December 31, 2013, there was a gain of $2.6 million (December 31, 2012 — loss of $23.0 million).
During 2013, $38.9 million in notional amount of our interest rate swaps terminated, as a result of which we entered into $38.9 million notional 5-year interest rate swaps with termination dates in 2018.
As at December 31, 2013, cash collateral with a fair value of $34.3 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). As at December 31, 2013, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2012 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at December 31, 2013, no amount was recorded in the consolidated balance sheet for the pledged assets.
None of the derivatives mentioned above meet the requirements for hedge accounting as per FASB ASU 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

10.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	($ in millions)
Balance at the beginning of the period	$223.0	$184.5
Acquisition costs deferred	461.2	419.7
Amortization of deferred policy acquisition costs	(422.0)	(381.2)
Balance at the end of the period	$262.2	$223.0

11.     Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and LAE reserves for the twelve months ended December 31, 2013, 2012 and 2011:

	As at December 31,
	2013	2012	2011
	($ in millions)
Provision for losses and LAE at the start of the year	$4,779.7	$4,525.2	$3,820.5
Less reinsurance recoverable	(499.0)	(426.6)	(279.9)
Net loss and LAE at the start of the year	4,280.7	4,098.6	3,540.6

Net loss and LAE expenses (disposed)	(34.6)	(9.0)	(20.6)
Provision for losses and LAE for claims incurred:
Current year	1,331.4	1,375.9	1,648.3
Prior years	(107.7)	(137.4)	(92.3)
Total incurred	1,223.7	1,238.5	1,556.0
Losses and LAE payments for claims incurred:
Current year	(172.8)	(244.3)	(269.3)
Prior years	(912.3)	(835.7)	(712.9)
Total paid	(1,085.1)	(1,080.0)	(982.2)

Foreign exchange (gains)/losses	(38.5)	32.6	4.8
Net losses and LAE reserves at the end of the year	4,346.2	4,280.7	4,098.6
Plus reinsurance recoverable on unpaid losses at the end of the year	332.7	499.0	426.6
Provision for losses and LAE at the end of the year	$4,678.9	$4,779.7	$4,525.2

For the twelve months ended December 31, 2013, there was a reduction of $107.7 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $137.4 million for the twelve months ended December 31, 2012. The Company disposed of $34.6 million of its reserves relating to commutations during the twelve months ended December 31, 2013 (December 31, 2012 — $9.0 million, December 31, 2011 — $20.6 million). For additional information on the reserve releases, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” above.

12.	Income Taxes
Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermudian income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermudian income or capital gains taxes being imposed, they will be exempt from those taxes until 2035. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 34%. Under the current laws of England and Wales, Aspen U.K., AUL and Aspen Managing Agency Limited (“AMAL”) are taxed at the U.K. corporate tax rate which has reduced from 24% to 23% effective as at April 1, 2013. This rate reduction was enacted on July 17, 2012 and has been reflected in current year income tax disclosures. Further reductions of the U.K. corporate tax rate to 21% from April 1, 2014 and to 20% from April 1, 2015 were enacted on July 17, 2013. The reductions in 2014 and 2015 have been reflected in deferred taxation disclosures.
The Company accrues interest and penalties, if applicable, as income tax expenses. The Company does not believe it will be subject to any penalties in any open tax years and has not accrued any such amounts during the twelve months ended December 31, 2013 (December 31, 2012 — $Nil).
Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2006 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2012 and 2013 tax years.

Total income tax for the twelve months ended December 31, 2013, 2012 and 2011 is allocated as follows:

	Twelve Months Ended December 31,
	2013	2012	2011
	($ in millions)
Income tax expense/(benefit) on income	$13.4	$15.0	$(37.2)
Income tax expense/(benefit) on other comprehensive income	(13.7)	8.9	2.7
Income tax (benefit) charged directly to shareholders’ equity	(1.5)	(2.4)	—
Total income tax expense/(benefit)	$(1.8)	$21.5	$(34.5)
Income/(loss) before tax and income tax expense/(benefit) attributable to that income/(loss) consists of:

	Twelve Months Ended December 31, 2013
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
U.S.	$(12.2)	$3.8	$—	$3.8
Non-U.S.	354.9	5.9	3.7	9.6
Total	$342.7	$9.7	$3.7	$13.4

	Twelve Months Ended December 31, 2012
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
U.S.	$(58.3)	$4.4	$—	$4.4
Non-U.S.	353.7	18.4	(7.8)	10.6
Total	$295.4	$22.8	$(7.8)	$15.0

	Twelve Months Ended December 31, 2011
	(Loss) before tax	Current income tax (benefit)	Deferred income tax (benefit)	Total income tax (benefit)
	($ in millions)
U.S.	$(88.9)	$(5.2)	$—	$(5.2)
Non-U.S.	(58.4)	(19.2)	(12.8)	(32.0)
Total	$(147.3)	$(24.4)	$(12.8)	$(37.2)

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. In accordance with Rule 4-08(h) of Regulation S-X, the reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31,
	2013	2012	2011
Income Tax Reconciliation	($ in millions)
Expected tax (benefit)/expense at weighted average rate	$(7.5)	$(14.4)	$(42.9)
Prior year adjustments (1)	(4.2)	(4.9)	(7.2)
Valuation provision on U.S. deferred tax assets	15.1	26.7	15.9
Uncertain tax positions	8.5	9.6	—
Non-utilizable foreign tax credits	2.6	—	—
Disallowable expenses	1.6	1.2	0.9
Other non-taxable items	(0.2)	(2.4)	(2.2)
Impact of changes in statutory tax rates	(2.5)	(0.8)	(1.7)
Total income tax expense/(benefit)	$13.4	$15.0	$(37.2)
________________
(1) The submission dates for filing income tax returns for the Company’s U.S. and U.K. operating subsidiaries are after the submission date of the Company’s Annual Report on Form 10-K. The final tax liabilities may differ from the estimated tax provisions included in the Annual Report on Form 10-K and may result in prior year adjustments being reported.
For 2013, the prior period adjustment of $4.2 million includes a $2.0 million credit in respect of a change of accounting policy related to deferred acquisition costs under U.K. GAAP and a $2 million credit relating to the final determination of the equalization reserves required under U.K. GAAP, which can only be reasonably calculated on an accurate basis once the Prudential Regulation Authority Return has been finalized. Finalization of this return takes place after the Company’s Annual Report on Form 10-K has been filed.
For 2012, the $4.9 million prior year adjustment included a reclassification of a $3.9 million income tax charge to Other Comprehensive Income relating to unrealized investment gains (giving rise to a credit in the Income Statement), and a $1.0 million credit relating to an adjustment to the valuation of deductible employee stock awards. For 2011, the $7.2 million prior year adjustment relates to a $5.6 million adjustment following changes to the tax treatment of the Company’s Lloyd’s syndicate and a further $1.6 million adjustment for other disallowable items.
Uncertain tax positions.  During the year ended December 31, 2013, there was a gross increase in unrecognized tax benefits totaling $8.5 million which relates to prior period tax positions. Unrecognized tax benefits as at December 31, 2012 were $15.4 million of which $9.6 million was in relation to interest and $5.8 million was in relation to equity reserves. The increase of $8.5 million comprises $0.4 million relating to interest, $0.4 million relating to tax deductions for certain expenses and $7.7 million relating to the adjustment to equity reserves.
Unrecognized tax benefits would reduce the effective tax rate if recognized. It is reasonably possible that the unrecognized tax benefits could decrease by $23.9 million in the next twelve months following completion of tax examinations into these matters. During the twelve months ended December 31, 2013, the Company did not recognize or accrue any interest or penalties in respect of uncertain tax positions (December 31, 2012 — $Nil).

	Twelve Months Ended December 31,
	2013	2012
	($ in millions)
Unrecognized tax benefits balance at January 1	$15.4	$—
Gross increases/(decreases) for tax positions of prior years	8.5	5.8
Gross increases/(decreases) for tax positions of current year	—	9.6
Unrecognized tax benefits balance at December 31	$23.9	$15.4

13.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31,
	2013	2012
	($ in millions)
Deferred tax assets:
Share options	$3.9	$3.8
Operating loss carry forwards	80.9	69.5
Loss reserves	1.7	1.6
Unrealized (gains) / losses on investments	13.3	—
Accrued expenses	8.4	4.5
Foreign tax credits	7.5	—
Unearned premiums	6.5	2.5
Timing differences on fixed assets	5.6	1.2
Other temporary differences	8.5	15.6
Total gross deferred tax assets	136.3	98.7
Less valuation allowance	(93.8)	(76.0)
Net deferred tax assets	$42.5	$22.7

Deferred tax liabilities:
Equalization provision reserves	$(34.1)	$(25.9)
Intangible assets (other)	(1.8)	(1.5)
Unrealized (gains) / losses on investments	(0.2)	(2.8)
Deferred policy acquisition costs	(4.2)	(0.8)
Other temporary differences	(0.6)	(3.5)
Total gross deferred tax (liabilities)	(40.9)	(34.5)

Net deferred tax (liability)	$1.6	$(11.8)
Deferred tax liabilities and assets represent the tax effect of temporary differences between the value of assets and liabilities for financial statement purposes and such values as measured by U.K. and U.S. tax laws and regulations. Deferred tax assets and liabilities from the same tax jurisdiction have been netted off resulting in assets and liabilities being recorded under the deferred taxation captions on the consolidated balance sheet.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2013, the Company had net operating losses carried forward for U.S. Federal income tax purposes of $230.6 million (2012 — $204.5 million) which are available to offset future U.S. Federal taxable income, if any, with expiry periods between 2026 and 2033. For U.S. Federal income tax purposes, the Company also has capital loss carryforwards of $2.4 million, with expiry periods between 2014 and 2016, and charitable contribution carryforwards of $0.5 million, with expiry periods between 2014 and 2018. A full valuation provision on U.S. deferred tax assets (which includes these loss carryforwards) has been recognized at December 31, 2013 as management believes that it is more likely than not that a tax benefit will not be realized. A valuation allowance of $93.8 million has been established against U.S. deferred tax assets (2012 — $76.0 million). The increase in valuation allowance totals $17.8 million with $15.1 million recorded in the consolidated income statement and $2.7 million recorded in other comprehensive income.

14.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital at December 31, 2013 and 2012:

	As at December 31, 2013		As at December 31, 2012
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631

Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	65,546,976	99	70,753,723	107
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $50 per share	—	—	4,600,000	7
Issued 7.401% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	—	—
Total issued share capital		134		132
Additional paid-in capital as at December 31, 2013 was $1,297.4 million (2012 — $1,516.7 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2012 — $523.2 million) less issue costs of $12.4 million (December 31, 2012 — $15.1 million).

(a)    Ordinary Shares
The following table summarizes transactions in the Company’s ordinary shares during the years ended December 31, 2013 and December 31, 2012:

	Number of Ordinary Shares
	2013	2012
Ordinary shares in issue at the beginning of the year	70,753,723	70,655,698
Ordinary shares issued to the Names’ Trust upon exercise of investor options (refer to Note 17)	—	116,510
Ordinary shares issued to employees under the 2003 share incentive plan and/or 2008 share purchase plan	1,374,567	2,105,561
Ordinary shares issued to non-employee directors	44,000	44,034
Ordinary shares repurchased	(8,461,174)	(2,168,080)
Ordinary shares issued in respect of the redemption of the PIERS	1,835,860	—
Ordinary shares in issue at the end of the year	65,546,976	70,753,723
Ordinary Share Repurchases in 2012. On February 2, 2012, our Board of Directors extended the authorization for the remaining amount of the $400.0 million ordinary share repurchase program originally authorized on February 9, 2010. As at December 31, 2011, $192.4 million remained available under the share repurchase plan. In 2012, we initiated an open market share repurchase program to repurchase ordinary shares in the open market and subsequently repurchased and cancelled a total of 2,064,643 ordinary shares for the year ended December 31, 2012 for a total consideration of $59.9 million.
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
Ordinary Share Repurchases in 2013. On February 7, 2013, the Company’s Board of Directors replaced the then existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.
Under the open market repurchases, the Company acquired and cancelled a total of 4,353,461 ordinary shares for the twelve months ended December 31, 2013. The total consideration paid for the twelve months ended December 31, 2013 was $157.6 million with the average price for the twelve months ended December 31, 2013 being $36.21. The Company had $224.2 million remaining under its current share repurchase aurthorization as at December 31, 2013.
On February 26, 2013, the Company also entered into an Accelerated Share Repurchase Agreement (“ASR”) with Goldman Sachs & Co. (“Goldman”) to repurchase an aggregate of $150.0 million of the Company’s ordinary shares. Under the ASR, the Company initially acquired and cancelled 3,348,214 ordinary shares on March 1, 2013. On August 29, 2013, Goldman terminated the ASR and delivered to the Company an additional 705,062 ordinary shares. The total amount repurchased under the ASR was 4,053,276 ordinary shares at an average price of $37.01. Settlement was made entirely in the Company’s ordinary shares and was accounted for as an equity transaction under the guidelines specified under ASC 815 Derivatives and Hedging.
On March 4, 2013, the Company entered into a share repurchase agreement with the Names’ Trustee for the purchase of 54,437 ordinary shares for a total purchase price of $2.0 million. This share repurchase closed on March 21, 2013.
(b)    Preference Shares
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
On April 25, 2013, the Company announced it would mandatorily redeem all of its PIERS outstanding based on the terms of the PIERS. Each holder of a PIERS unit received $50.00, equating to a total payment of $230.0 million in cash plus a number of the Company’s ordinary shares based on the conversion rate calculated in accordance with the average trading price of the Company’s ordinary shares over a 20-trading day settlement period following the Company’s issuance of the press release announcing the mandatory conversion. The conversion rate was 1.7121 shares of the Company’s ordinary shares per $50.00 liquidation preference of the PIERS equating to a total issuance of 1,835,860 ordinary shares. The Company settled the amount on May 30, 2013. In accordance with the terms of the PIERS, no further dividends were paid on the PIERS following the announcement of their mandatory redemption. As a result of the redemption, the difference of $7.1 million between the capital raised upon issuance of the PIERS, net of original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million was reclassified from additional paid-in capital to retained earnings.
Preference Shares Issuance. On November 15, 2006, the Company issued 8,000,000 preference shares with a liquidation preference of $25 for an aggregate amount of $200.0 million. Each share will receive dividends on a non-cumulative basis only when declared by our Board of Directors initially at an annual rate of 7.401% (the “7.401% Preference Shares”) (NYSE: AHL-PRA). Starting on January 1, 2017, the dividend rate for the 7.401% Preference Shares will be paid at a floating annual rate, reset quarterly, equal to 3-month LIBOR plus 3.28%. The 7.401% Preference Shares have no stated maturity but are callable at the option of the Company on or after the 10th anniversary of the date of issuance. The Company raised proceeds of $196.3 million, net of total costs of $3.7 million, from this issuance.

On March 31, 2009, the Company repurchased 2,672,500 of its 7.401% Preference Shares at a price of $12.50 per share. For earnings per share purposes, the repurchase resulted in a $31.5 million gain, net of a non-cash charge of $1.2 million reflecting the write off of the pro-rata portion of the original issuance costs of the 7.401% Preference Shares.
On April 11, 2012, the Company issued 6,400,000 shares of 7.250% Perpetual Non-Cumulative Preference Shares (the “7.250% Preference Shares”) (NYSE: AHL-PRB). The 7.250% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $154.5 million, comprising $160.0 million of total liquidation preference less $5.5 million of issue expenses.
The 7.250% Preference Shares ranked equally with the PIERS and rank equally with the 7.401% Preference Shares and the 5.95% Preference Shares and have no fixed maturity date. The Company may redeem all or a portion of the Preference Shares at a redemption price of $25 per share on or after July 1, 2017.
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
On May 2, 2013, the Company issued 11.0 million shares of 5.95% of Fixed-to-Floating Perpetual Non-Cumulative Preference Shares (the “5.95% Preference Shares”). Each preference shareholder will receive dividends on a non-cumulative basis only when declared by the Board of Directors initially at an annual fixed rate of 5.95% until July 1, 2023 at which time a floating rate, reset quarterly, of 3-month LIBOR plus 4.06% will commence per annum. The 5.95% Preference Shares have a liquidation preference of $25.00 per share and net proceeds were $270.6 million (comprising $275.0 million of total liquidation preference less $4.4 million of issue expenses).
The Company used $230.0 million of the net proceeds from this offering for settling the cash portion of the mandatory conversion of the PIERS.
The 5.95% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.95% Preference Shares at a redemption price of $25.00 per share on or after July 1, 2023. The Company has listed the 5.95% Preference Shares on the New York Stock Exchange under the symbol “AHLPRC.”

15.	Statutory Requirements and Dividends Restrictions

As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. As of December 31, 2013, there were no restrictions under Bermudian law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.  The ability of the Company’s Operating Subsidiaries to pay the Company dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies.

The company law of England and Wales prohibits Aspen U.K. or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each insurance company within its jurisdiction to maintain its solvency margin at all times. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K.  As at December 31, 2013 Aspen U.K. and AUL had accumulated balances of retained losses of approximately $79.8 million and $2.0 million, respectively. In addition, Aspen U.K. held a capital contribution reserve of $470.0 million which under certain circumstances would also be distributable.

Aspen Bermuda and Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. There were no significant restrictions under company law on the ability of Aspen Bermuda to pay dividends funded from its accumulated balances of retained income as at December 31, 2013.  Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. As at December 31, 2013, 25% of Aspen Bermuda’s statutory capital and surplus amounted to $476.9 million. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.

Under North Dakota law, Aspen Specialty may only pay dividends out of earned surplus as distinguished from contributed surplus. Aspen Specialty could pay a dividend as at December 31, 2013 without regulatory approval of approximately $10.1 million.  Under Texas law, AAIC’s policyholder surplus after payment of a dividend shall be an amount reasonable in relation to AAIC’s outstanding liabilities and adequate to AAIC’s financial needs.  AAIC could pay a dividend without regulatory approval as at December 31, 2013 of approximately $17.2 million.
Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company, excluding its Lloyd’s syndicate, as at December 31, 2013 and December 31, 2012 were approximately:

	As at December 31, 2013
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$40.9	$1,068.2	$218.8
Statutory capital and surplus	$375.3	$1,907.4	$1,005.1

	As at December 31, 2012
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$43.7	$1,089.7	$202.6
Statutory capital and surplus	$273.2	$1,934.3	$1,273.6
AUL as the sole corporate member of our Lloyd’s Syndicate is required to maintain Funds at Lloyd’s of $325.1 million. As at December 31, 2013, AUL had total funds at Lloyd’s of $346.6 million of which $311.6 million was provided by Aspen Bermuda.

16.	Retirement Plans
The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20%. Total contributions by the Company to the retirement plan were $11.7 million in the twelve months ended December 31, 2013, $11.1 million in the twelve months ended December 31, 2012 and $11.0 million in the twelve months ended December 31, 2011.

17.	Share-Based Payments
The Company issued options and other equity incentives under three arrangements: investor options, the employee equity incentive plan and the non-employee equity incentive plan. When options are exercised or other equity awards vest, new shares are issued as the Company does not currently hold treasury shares.

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

The table below shows the number of Names’ options exercised and the number of shares issued since our initial public offering:

	Options Granted	Options Exercised	Ordinary Shares Issued
2002	3,006,760	—	—
2003	—	440,144	152,583
2004	—	856,218	135,321
2005	—	303,321	56,982
2006	—	34,155	3,757
2007	—	66,759	7,381
2008	—	20,641	3,369
2009	—	9,342	3,056
2010	—	149,895	49,538
2011	—	761,037	255,504
2012	—	365,248	116,510
Total as at December 31, 2013	3,006,760	3,006,760	784,001

(b)	Employee Equity Incentives
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
Options. Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date was determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the twelve months ended December 31, 2013 (2012 — Nil) and 904,242 options were exercised and issued in the twelve months ended December 31, 2013 (2012 — 1,243,194). No charges or tax charges against income were made in respect of employee options for the twelve months ended December 31, 2013 (2012 — $Nil; 2011 — $Nil).
The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2013.

	As at December 31, 2013
	Options Granted	Options Forfeited	Options Exercised	Outstanding and Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date	Remaining Contractual Time
Option Holder
2003 Option grants	3,884,030	712,906	3,171,124	—	$16.20	$5.31	expired
2004 Option grants	500,113	276,082	196,178	27,853	$24.44	$5.74	1 year
2006 Option grants February 16	1,072,490	450,567	470,095	151,828	$23.65	$6.99	2 years, 2 months
2007 Option grants May 4	607,641	154,181	347,261	106,199	$27.28	$6.14	4 months
With respect to the 2003 options, 65% of the options were subject to time-based vesting with 20% vesting upon grant and 20% vesting on each December 31 of the calendar years 2003, 2004, 2005 and 2006. The remaining 35% of the initial grant options were subject to performance-based vesting and in any event cliff vested on December 31, 2009. The 2003 options expired on August 20, 2013.
The 2004 options vested over a three-year period with vesting subject to the achievement of Company performance targets. The options lapse if the criteria are not met. As at December 31, 2004, not all performance targets were met and 242,643 options for non-performance were cancelled.
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
The intrinsic value of options exercised in the twelve months ended December 31, 2013 was $17.2 million (2012 — $18.7 million; 2011 — $0.4 million).

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant Date
	October 22, 2007	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003(1)
Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.7%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	—
Foreign currency volatility	—	—	—	—	9.4%	9.4%

________________

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
Restricted Share Units. Restricted share units (“RSUs”) granted to employees vest over a two or three-year period, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. Holders of restricted share units will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date. Holders of restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.
The following table summarizes information about RSUs as at December 31, 2013.

	As at December 31, 2013
	Restricted Share Units
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2010 Grants	782,892	734,002	48,890	—
2011 Grants	183,019	110,876	19,941	52,202
2012 Grants	350,899	110,438	43,855	196,606
2013 Grants	307,441	—	18,482	288,959
Total	1,624,251	955,316	131,168	537,767
The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the consolidated income statement evenly over the vesting period. Compensation cost in respect of RSUs charged against income was $7.6 million for the twelve months ended December 31, 2013 (2012 — $7.6 million; 2011 — $3.0 million) with a fair value adjustment for the twelve months ended December 31, 2013 of $0.4 million (2012 — $0.3 million; 2011 — $Nil). The total tax credit recognized by the Company in relation to RSUs in the twelve months ended December 31, 2013 was $1.9 million (2012 — $1.6 million; 2011 — $1.0 million).

Performance Shares. Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the approval of the Board of Directors of the final performance target in the three-year period, and subject to the participant’s continued employment.
The following table summarizes information about performance shares as at December 31, 2013:

	As at December 31, 2013
	Performance Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2010 Grants (1)	3,303,844	1,735,291	1,568,553	—
2011 Grants	890,794	485,151	405,643	—
2012 Grants (2)	344,131	95,942	48,622	199,567
2013 Grants (2)	250,066	25,001	12,715	212,350
Total	4,788,835	2,341,385	2,035,533	411,917

______________________

(1)	The amounts vested and forfeited on the 2004 - 2010 performance share awards have been updated to reflect employees leaving after the financial reporting date but before the final vesting date.

(2)	These balances could increase depending on future performance.

On February 3 and 4, 2011, the Compensation Committee approved the grant of 853,223 performance shares with a grant date of February 9, 2011. Additional grants of 31,669 and 5,902 performance shares were made on March 21, 2011 and May 2, 2011, respectively. The performance shares will be subject to a 3-year vesting period with a separate annual ROE test for each year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the 3-year period.
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

2011 Performance Shares
Year	Split	ROE	Banked
2011	33.3%	(5.3)%	—%
2012	33.3%	10.0%	33.3%
2013	33.3%	11.7%	39.0%
Total	100.0%		72.3%
The total number of shares that have vested for the 2011 performance shares in 2011 was nil. The total number of shares that have vested for the 2011 performance shares in 2012 was 169,981. The total number of 2011 performance shares that will vest in 2013 upon the filing of this report will be 315,170.
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
If the diluted BVPS growth achieved in 2012 is:

•	less than 5%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.33% of the initial grant);

•	between 5% and 10%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; and

•	between 10% and 20%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

2012 Performance Shares
Year	Split	Increase in BVPS	Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	6.2%	10.5%
2014	33.3%	NA	NA
Total	100.0%		32.4%
The total number of shares that have vested for the 2012 performance shares in 2012 was 62,930. The total number of 2012 performance shares that will vest in 2013 upon the filing of this report will be 33,012.
On February 6, 2013, the Compensation Committee approved the grant of 250,066 performance shares with a grant date of February 11, 2013. The performance shares will be subject to a three-year vesting period with a separate BVPS growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.
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

On February 5, 2014, the Compensation Committee approved the testing conditions of the performance share awards that were subject to the Company’s annual growth in BVPS test. For purposes of the annual growth in the diluted BVPS test, diluted BVPS was initially defined as the diluted BVPS, after adding back dividends, as described above. The approval by the Compensation Committee revises within the original terms the definition of diluted BVPS for purposes of the annual growth in diluted BVPS test for 2013 to reflect (i) the impact of all of the Company’s PIERS retired during the second quarter of 2013 and (ii) the variance between the Company’s assumptions of the price at which it would execute its share repurchase program in 2013 against the price at which it actually repurchased its ordinary shares. As a result of the 28.8% increase in the Company’s share price in 2013, the Company purchased a smaller quantity of ordinary shares than anticipated which adversely impacted the Company’s BVPS.

The Compensation Committee approved the testing conditions to ensure that the Company’s officers would not be penalized as a result of the increase in the Company’s ordinary share price, which benefited the Company and its shareholders, or as result of the impact on the Company’s diluted BVPS as a result of the retirement of the PIERS. Each of these factors were regarded by the Compensation Committee as sufficiently unusual or outside the control of the Company’s management and therefore justified revising (within the original terms) the BVPS test applicable to the 2013 tested performance share awards. As a result, after consideration of all factors involved, including the importance of retaining key talent, the Compensation Committee believed it was appropriate to make the above-described awards. The awards resulted in a vesting of 31.6% of one-third of each of the 2012 and 2013 performance share awards that are subject to the 2013 BVPS test.

2013 Performance Shares
Year	Split	Increase in BVPS	Banked
2013	33.3%	6.2%	10.5%
2014	33.3%	NA	NA
2015	33.3%	NA	NA
Total	100.0%		10.5%
The total number of 2013 performance shares that will vest in 2013 upon the filing of this report will be 25,001.
The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the twelve months ended December 31, 2013 in respect of performance shares was a charge of $8.1 million (2012 — $11.1 million; 2011 — $Nil). The total tax credit recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2013 was $2.0 million (2012 — $3.0 million; 2011 — $Nil).

A summary of performance share activity under Aspen’s 2003 and 2013 Share Incentive Plans for the twelve months ended December 31, 2013 is presented below:

	Twelve Months Ended December 31, 2013
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding performance share awards, beginning of period	750,651	$26.68
Granted	250,066	$29.56
Earned	(284,831)	$27.72
Forfeited	(118,407)	$28.20
Outstanding performance share awards, end of period	597,479	$27.15
Phantom Shares.    On February 2, 2012, the Compensation Committee approved the grant of 278,143 phantom shares with a grant date of February 8, 2012 (2011 — nil). The phantom shares will be subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2012 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

2012 Phantom Shares
Year	Split	Increase in BVPS	Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	6.2%	10.5%
2014	33.3%	NA	NA
Total	100.0%		32.4%
The total number of 2012 phantom shares that have vested in 2012 was 61,006. The total number of 2012 phantom shares that will vest in 2013 upon the filing of this report will be 9,258.
On February 6, 2013, the Compensation Committee approved the grant of 152,541 phantom shares with a grant date of February 11, 2013. Additional grants of 6,521 and 542 phantom shares were made on April 8, 2013 and June 11, 2013, respectively. The phantom shares will be subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2012 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

2013 Phantom Shares
Year	Split	Increase in BVPS	Banked
2013	33.3%	6.2%	10.5%
2014	33.3%	NA	NA
2015	33.3%	NA	NA
Total	100.0%		10.5%
The total number of 2013 phantom shares that will vest in 2013 upon the filing of this report will be 16,812.
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
Compensation costs charged against income in the twelve months ended December 31, 2013 in respect of phantom shares was $1.5 million (2012 — $1.3 million; 2011 — $Nil) with a fair value adjustment for the twelve months ended December 31, 2013 of $1.4 million (2012 — $0.1 million; 2011 — $Nil). The total tax credit recognized by the Company in relation to phantom share awards in the twelve months ended December 31, 2013 was $0.4 million (2012 — $0.3 million; 2011 — $Nil).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan (the “ESPP”), the 2008 Sharesave Scheme and the International Employee Share Purchase Plan, which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The amount employees can save will increase to £500 per month effective April 6, 2014. The purchase price will be eighty-five percent 85% of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 38,915 ordinary shares were issued during the twelve months ended December 31, 2013 (2012 —  75,066 shares). Compensation costs charged against income in the twelve months ended December 31, 2013 in respect of the ESPP was $1.3 million (2012 — $0.2 million; 2011 — $0.4 million). The total tax credit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2013 was $0.1 million (2012 — $Nil; 2011 — $Nil).
The fair value of the employee options granted was estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant Date	Per share weighted average fair value	Risk free interest rate	Dividend yield	Expected life	Share price volatility
	($)	(%)	(%)	(in years)	(%)
November 4, 2008	$3.18	0.48%	2.70%	3.0	68.0%
December 4, 2008	2.87	(0.41)	3.16	2.0	102.0
November 23, 2009	3.76	0.01	2.28	3.0	22.0
December 21, 2009	3.82	0.04	2.34	2.0	18.0
December 22, 2010	4.24	0.13	2.07	3.0	14.0
December 22, 2010	4.46	0.13	2.07	2.0	14.0
December 13, 2011	4.20	0.05	2.80	3.0	26.2
December 13, 2011	3.85	0.05	2.75	2.0	26.2
March 20, 2013	7.79	0.38	1.88	3.0	2.8
March 20, 2013	$5.75	0.25%	1.88%	2.0	3.2%
 (c)    Non-employee equity incentives

Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”).
Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2013.

Option Holder	Options Outstanding	Options Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-employee directors - 2006 Option grants (May 25)	8,870	8,870	$21.96	$4.24	2 years, 5 months
Non-employee directors - 2007 Option grants (July 30)	2,012	2,012	$24.76	$4.97	3 years, 7 months
The options issued in 2006 and 2007 vested at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant. No options were granted during the twelve months ended December 31, 2013 (2012 — Nil) and 2,012 options were exercised and shares issued in the twelve months ended December 31, 2013 (2012 — Nil). No charges or tax charges against income were made in respect of Non-employee directors options for the twelve months ended December 31, 2013 (2012 — $Nil; 2011 — $Nil).
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

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2013.

	As at December 31, 2013
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors — 2011 and prior	109,433	(102,795)	(6,638)	—
Non-Employee Directors — 2012	29,071	(29,071)	—	—
Non-Employee Directors — 2013	29,092	(22,108)	(2,365)	4,619
Chairman — 2011 and prior	58,094	(58,094)	—	—
Chairman — 2012	17,705	(17,705)	—	—
Chairman — 2013	14,188	(11,823)	—	2,365
Total	257,583	(241,596)	(9,003)	6,984
One-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date, or on the date of departure of a director (for the amount vested through such date). A portion of the shares that is eligible to vest following the final vesting date in the calendar year of the date of grant is delivered as soon as practicable thereafter and the remaining shares under the restricted share units are delivered on the first anniversary of the grant date. If a director leaves the Board for any reason other than “cause” (as defined in the award agreement), then the director would receive the shares under the restricted share units that had vested through the date the director leaves the Board. RSUs entitle the holder to receive one ordinary share unit for each unit that vests. Holders of RSUs are not entitled to any of the rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents with respect to their units. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying units vest.

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
The fair value of the RSUs is based on the closing price on the date of the grant. Compensation cost charged against income was $1.3 million for the twelve months ended December 31, 2013 (2012 — $1.4 million; 2011 — $1.6 million).
The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2013 was $Nil (2012 — $Nil; 2011 — $Nil).

(d)	Summary of investor options, employee and non-employee share options and restricted share units.
A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2013
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	1,208,787	$23.07
Exercised	(906,254)	22.45
Forfeited or expired	(73)	24.21
Outstanding and exercisable options, end of period	302,460	$25.02

	Twelve Months Ended December 31, 2012
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	2,831,508	$19.84
Exercised	(1,612,242)	15.72
Forfeited or expired	(10,479)	26.28
Outstanding and exercisable options, end of period	1,208,787	$23.07

	Twelve Months Ended December 31, 2013
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	488,013	$27.81
Granted	350,721	35.61
Vested	(253,700)	23.66
Forfeited	(40,283)	31.45
Outstanding restricted stock, end of period	544,751	$32.13

	Twelve Months Ended December 31, 2012
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	319,138	$26.58
Granted	393,888	28.27
Vested	(179,177)	21.31
Forfeited	(45,836)	27.19
Outstanding restricted stock, end of period	488,013	$27.81

18.	Intangible Assets
The following table provides a summary of the Company’s intangible assets for the twelve months ended December 31, 2013 and 2012:

	Twelve Months Ended December 31, 2013				Twelve Months Ended December 31, 2012
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.8	$19.0	$1.6	$16.6	$1.8	$20.0
Amortization	—	—	(0.6)	(0.6)	—	—	(1.0)	(1.0)
End of the period	$1.6	$16.6	$0.2	$18.4	$1.6	$16.6	$0.8	$19.0
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at December 31, 2013, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2012 — $1.6 million). The Company performed its annual qualitative assessment and determined that it was not more likely than not that the Aspen trademark was impaired as at December 31, 2013.
Insurance Licenses. The total value of the licenses as at December 31, 2013 was $16.6 million (December 31, 2012 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the insurance licenses were impaired as at December 31, 2013.
Other. In 2010, the Company purchased APJ for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at December 31, 2013 was $0.2 million (December 31, 2012 — $0.8 million).

19.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company’s subsidiaries are obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.
The following table details the forms and value of Company’s restricted assets as at December 31, 2013 and 2012:

	As at December 31, 2013	As at December 31, 2012
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$685.8	$598.7
Third party	2,236.4	1,933.5
Letters of credit / guarantees(1)	830.4	1,189.2
Total restricted assets	$3,752.6	$3,721.4

Total as percent of cash and invested assets	45.5%	45.6%
 _______________

(1)	As of December 31, 2013, the Company had pledged funds of $803.7 million and £16.1 million (December 31, 2012 — $1,163.2 million and £16.0 million) as collateral for the secured letters of credit.

Letters of credit.    Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2013 and 2012, these funds amounted to approximately 46% of the

$8.3 billion and approximately 46% of the $8.2 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. Refer to Note 22, “Credit Facility and Long-term Debt” of these consolidated financial statements for further discussion of our credit facilities and long-term debt arrangements.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprising of cash and investments at December 31, 2013 in the amount of $346.4 million (2012 — $280.2 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2013 was $0.7 million (December 31, 2012 — $0.6 million). This is not available for distribution by the Company for the payment of dividends.
U.S.  Reinsurance Trust Fund.    For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,035.9 million at December 31, 2013 and $901.1 million at December 31, 2012. At December 31, 2013, the total value of assets held in the trust was $1,352.2 million (2012 — $1,123.0 million).
Aspen Bermuda has also established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s liabilities to its U.S. cedants which was $442.2 million and $295.3 million as at December 31, 2013 and 2012, respectively. At December 31, 2013, total value assets held in the trust were $918.6 million (2012 —$295.6 million).
U.S.  Surplus Lines Trust Fund.    Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2013 was $146.6 million (2012 — $145.3 million).
U.S.  Credit and Surety Lines Trust Fund.    Aspen U.K. has also established a U.S. credit and surety lines trust fund with a U.S. bank to secure liabilities under U.S. credit and surety lines policies. The balance held in the trust at December 31, 2013 was Nil (2012 —$10.0 million).
U.S.  Regulatory Deposits.    As at December 31, 2013, Aspen Specialty had a total of $6.2 million (2012 — $6.2 million) on deposit with six U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $7.2 million (2012 — $6.2 million) on deposit with twelve U.S. states.
Canadian Trust Fund.    Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2013, the balance held in trust was CAD$354.4 million (2012 — CAD$346.5 million).
Australian Trust Fund.    Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2013, the balance held in trust was AUD$182.1 million (2012 — AUD$184.9 million).
Swiss Trust Fund.    Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2013, the balance held in trust was CHF16.6 million (2012— CHF8.3 million).
Singapore Fund.    Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singaporean insurance license and meet local solvency requirements. As at December 31, 2013, the balance in the account was SGD$67.5 million (2012 — SGD$84.2 million).
Interest Rate Swaps. As at December 31, 2013, cash collateral with a fair value of $34.3 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2012 — $52.0 million). For more information, please refer to Note 9, “Derivative Contracts” of these consolidated financial statements.

(b)Operating leases
Amounts outstanding under operating leases net of subleases as of December 31, 2013 and 2012 were:

As at December 31, 2013	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating Lease Obligations	$11.9	$12.1	$8.3	$7.5	$6.3	$6.5	$52.6

As at December 31, 2012	2013	2014	2015	2016	2017	Later Years	Total
	($ in millions)
Operating Lease Obligations	$11.5	$11.3	$10.7	$7.7	$6.0	$9.0	$56.2
Total rental and premises expenses for 2013 was $19.9 million (2012 — $18.9 million). For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.
The total depreciation for fixed assets was $14.4 million for the twelve months ended December 31, 2013 (2012 — $21.2 million). Accumulated depreciation as at December 31, 2013 was $89.4 million (2012 — $75.0 million).

(c)	Variable interest entities
As at December 31, 2013, the Company had three investments in variable interest entities, Cartesian Iris Offshore Fund L.P, Chaspark Maritime Holdings Ltd and Silverton Re Ltd.
Cartesian Iris Offshore Fund L.P. See Note 6, “Investments” of these consolidated financial statements for further information regarding the Company’s investment in Cartesian Iris Offshore Fund L.P.
Chaspark Maritime Holdings Ltd. See Note 6, “Investments” of these consolidated financial statements for further information regarding the Company’s investment in Chaspark Maritime Holdings Ltd.
Silverton Re Ltd. On September 10, 2013, the Company established a subsidiary, Silverton, a Bermuda domiciled special purpose insurer, formed to provide additional collateralized capacity to support Aspen Re’s reinsurance business. In respect of the debt issued by Silverton to investors, Silverton will receive a quota share of Aspen Bermuda’s catastrophe business under a retrocession agreement with Aspen Bermuda effective January 1, 2014. Silverton will not be rated and the risks assumed will be fully collateralized by way of accounts held in trusts for the benefit of Aspen Bermuda, to be invested according to agreed investment guidelines. As a result of the Company’s partnership with the capital markets, Silverton is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Aspen Re.
The Company has determined that Silverton has the characteristics of a variable interest entity that are addressed by the guidance in ASC 810 Consolidation. The Company concluded that it is the primary beneficiary and has consolidated the subsidiary upon its formation as it owns 100% of the voting shares, 100% of the issued share capital and has a significant financial interest and the power to control Silverton. The Company has no other obligation to provide financial support to Silverton. Neither the creditors nor beneficial interest holders of Silverton have recourse to the Company’s general credit.
In the event of either an extreme catastrophic property reinsurance event or severe credit related event there is a risk that Aspen Bermuda would be unable to recover losses from Silverton. These two risks are mitigated as follows:

i.	Silverton has collateralized the aggregate limit provided to Aspen Bermuda by way of a trust in favor of Aspen Bermuda as the beneficiary;

ii.	the trustee is a large, well-established regulated entity; and

iii.	all funds within the trust account are bound by investment guidelines restricting investments to one of the institutional class money market funds run by large international investment managers.
Silverton issued $65.0 million of loan notes on December 27, 2013 (of which $50.0 million was issued to third parties and $15.0 million to Aspen Holdings), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The operations of Silverton commenced on January 1, 2014. The Company’s maximum loss exposure to Silverton is its $15.0 million note holdings as at December 31, 2013 due to mature on September 16, 2016.

The fair value is calculated based on the value of underlying assets and liabilities of Silverton. There is no difference between the fair value as at December 31, 2013 and the aggregate unpaid principal balance of $50.0 million. There were no gains or losses in the period due to fair value charges.

(d)	Contingent liabilities
In common with the rest of the insurance and reinsurance industry, the Company is also subject to litigation and arbitration in the ordinary course of business. The Company’s Operating Subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. Such legal proceedings are considered in connection with estimating the Company’s Insurance Reserves — Loss and Loss Adjustment Expenses, as provided on the Company’s consolidated balance sheet.
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
As of December 31, 2013, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

20.	Concentrations of Credit Risk
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
Reinsurance recoverables
The total amount recoverable by the Company from reinsurers at December 31, 2013 is $332.7 million (2012 — $499.0 million). Of the balance at December 31, 2013, 23.5% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P and 17.1% are with Munich Re which is rated A+ by A.M. Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers.
Underwriting premium receivables
The total underwriting premium receivable by the Company at December 31, 2013 was $999.0 million (2012 — $1,057.5 million). Of the balance receivable at December 31, 2013, $0.9 million has been due for settlement for more than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. The Company considers the receivables balance to be collectable in full. No provision has been included for credit risk on the grounds that past experience has proved that when there is an indication that a premium receivable is unlikely to be collected we are able to cancel the policy and release associated claims, provisions and unearned premium reserves.
Investments and cash and cash equivalents
The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2013, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.

Balances owed by brokers
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2013 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2013	2012	2011
Broker	(in percentages)
Aon Corporation	16.8%	18.5%	19.5%
Marsh & McLennan Companies, Inc.	15.0	15.8	18.9
Willis Group Holdings, Ltd.	14.4	15.1	16.1
Others(1)	53.8	50.6	45.5
Total	100.0%	100.0%	100.0%

Gross written premiums ($ millions)	$2,646.7	$2,583.3	$2,207.8

________________

(1)	No other individual broker accounted for more than 10% of total gross written premiums.

21.	Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s AOCI that are reclassified into the audited condensed consolidated statement of operations for the twelve months ended months ended December 31, 2013:

Amount Reclassified from AOCI
Details about the AOCI Components	Twelve Months Ended December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$24.6	Realized and unrealized investment gains
Realized (loss) on sale of securities	(0.5)	Realized and unrealized investment losses
	24.1	Income from operations before tax
Tax on realized gains and (losses) of securities	(0.7)	Income tax expense
	$23.4	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$(1.9)	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	0.4	Income tax expense
	$(1.5)	Net income
Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$(0.5)	Interest on long-term debt
	$(0.5)	Net income
Total reclassifications from AOCI to the statement of operations, net of tax	$21.4	Net income

22.	Credit Facility and Long-term Debt
Credit Facility. On July 30, 2010, the Company and certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) entered into a three-year revolving credit facility with a syndicate of commercial banks under which it may, subject to the terms of the credit agreements, borrow up to $280.0 million or issue letters of credit with an aggregate value of up to $280.0 million. The facility could have been used by any of the Borrowers (as defined in the agreement) to provide funding for the operating subsidiaries of the Company, to finance the working capital needs of the Company and its subsidiaries and for general corporate purposes of the Company and its subsidiaries. The revolving credit facility further provided for the issuance of collateralized letters of credit. Initial availability under the facility was $280.0 million, and the Company had the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $75.0 million. The expiry date of this facility was July 30, 2013.
 On June 12, 2013, the Borrowers entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among the Company, certain of its subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility is used to finance the Company’s working capital needs and those of its subsidiaries, for letters of credit in connection with its insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million with the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of December 31, 2013, no borrowings were outstanding under the credit facility.
The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
Under the credit facility, the Company must not permit (a) consolidated tangible net worth to be less than approximately $2,428.6 million plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2013, (b) the ratio of its total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than “B++” from A.M. Best. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: incur indebtedness; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. In addition, the credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements.
Other Credit Facilities. On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2013, $18.9 million collateralized letters of credit were outstanding under this facility (December 31, 2012 — $37.5 million).
On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe plc dated October 29, 2008 in a maximum aggregate amount of up to $450.0 million with a new letter of credit facility in a maximum aggregate amount of up to $550.0 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million. On July 30, 2012, Aspen Bermuda and Citibank Europe plc replaced the existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million. The new facility was structured in two separate tranches; Tranche I, for $650.0 million, only applies in respect of credits issued on or prior to June 30, 2014. Tranche II, for $300.0 million, only applies in respect of credits issued on or prior to December 31, 2013. Each tranche of the facility shall expire on the earlier of (1) the date that is one year from the end of the relevant Tranche Facility Period (as defined in the agreement); or (2) the stated expiry date on the last remaining credit issued within the relevant Tranche Facility Period. Tranche II of this facility was cancelled effective July 31, 2013. As at December 31, 2013, we had $516.8 million of outstanding collateralized letters of credit under this facility compared to $839.1 million at December 31, 2012.
Long-term Debt. On August 16, 2004, the Company closed its offering of $250.0 million 6.00% coupon Senior Notes due August 15, 2014 (the “2014 Senior Notes”). The net proceeds from the 2014 Senior Notes offering, before offering expenses, were $249.3 million. On December 16, 2013, the Company redeemed the 2014 Senior Notes. The redemption resulted in a realized loss, or make-whole payment, of $9.3 million which is reflected in net realized and unrealized investment gains and losses of the statement of operations and other comprehensive income.
On December 15, 2010, the Company closed its offering of $250.0 million 6.00% coupon Senior Notes due December 15, 2020. The net proceeds from this offering, before offering expenses, were $247.5 million.
On November 13, 2013, the Company closed its offering of $300.0 million 4.65% Senior Notes due November 15, 2023 (the “2023 Senior Notes”). The net proceeds from the 2023 Senior Notes offering, before offering expenses, were $299.7 million and a portion of the proceeds was used to redeem the outstanding 2014 Senior Notes. Subject to applicable law, the 2023 Senior Notes will be the senior unsecured obligations of Aspen Holdings and will rank equally in right of payment with all of our other senior unsecured indebtedness from time to time outstanding.
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
On December 27, 2013, Silverton issued $65.0 million of loan notes (of which $50.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The operations of Silverton commenced on January 1, 2014. The Company’s maximum loss exposure to Silverton is its $15.0 million note holdings as at December 31, 2013 due to mature on September 16, 2016.
The following table summarizes our contractual obligations under the long-term debts as of December 31, 2013.

	Payments Due By Period
Contractual Basis	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in millions)
Long-term Debt Obligations	$—	$—	$—	$550.0	$550.0
The Senior Notes obligation disclosed above does not include the $29.0 million annual interest payable associated with the Senior Notes or the loan notes issued by Silverton in the amount of $50.0 million.

23.	Unaudited Quarterly Financial Data
The following is a summary of the quarterly financial data for the twelve months ended December 31, 2013, 2012 and 2011.

	2013
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$510.9	$544.0	$544.3	$572.6	$2,171.8
Net investment income	48.3	45.9	45.0	47.2	186.4
Realized and unrealized investment gains	16.3	14.4	23.6	2.6	56.9
Other income	1.1	0.9	1.6	4.6	8.2
Total revenues	576.6	605.2	614.5	627.0	2,423.3
Expenses
Losses and loss adjustment expenses	268.7	333.4	290.2	331.4	1,223.7
Amortization of deferred policy acquisition costs	104.6	107.2	110.5	99.7	422.0
General, administrative and corporate expenses	86.6	87.7	98.9	94.9	368.1
Interest on long-term debt	7.7	7.8	7.7	9.5	32.7
Change in fair value of derivatives	4.2	2.9	(6.6)	(1.8)	(1.3)
Realized and unrealized investment losses/(gains)	1.1	21.0	5.9	(7.5)	20.5
Net realized and unrealized foreign exchange losses/(gains)	5.4	4.1	(2.4)	6.1	13.2
Other expenses	0.6	—	—	1.1	1.7
Total expenses	478.9	564.1	504.2	533.4	2,080.6
Income from operations before income tax	97.7	41.1	110.3	93.6	342.7
Income tax (expense)	(5.9)	(1.0)	(2.9)	(3.6)	(13.4)
Net income	$91.8	$40.1	$107.4	$90.0	$329.3

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	68,854,286	66,191,426	66,716,202	65,593,669	66,872,048
Diluted	72,452,705	69,291,324	68,561,515	67,051,993	69,417,903

Basic earnings per ordinary share adjusted for preference share dividends	$1.21	$0.38	$1.47	$1.23	$4.29
Diluted earnings per ordinary share adjusted for preference share dividends	$1.15	$0.36	$1.43	$1.21	$4.14

	2012
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$495.4	$513.4	$516.2	$558.5	$2,083.5
Net investment income	52.4	52.8	48.6	51.1	204.9
Realized and unrealized investment gains	10.7	5.4	13.2	6.1	35.4
Other income	0.7	3.5	4.8	(3.4)	5.6
Total revenues	559.2	575.1	582.8	612.3	2,329.4
Expenses
Losses and loss adjustment expenses	284.0	262.1	255.0	437.4	1,238.5
Amortization of deferred policy acquisition costs	96.1	102.0	103.1	80.0	381.2
General, administrative and corporate expenses	84.8	83.5	90.7	86.1	345.1
Interest on long-term debt	7.7	7.7	7.8	7.7	30.9
Change in fair value of derivatives	7.5	11.6	4.9	4.4	28.4
Realized and unrealized investment losses	1.7	4.1	2.4	0.4	8.6
Net realized and unrealized foreign exchange losses/(gains)	(7.7)	12.7	(4.5)	(3.9)	(3.4)
Other expenses	1.0	0.6	0.3	2.8	4.7
Total expenses	475.1	484.3	459.7	614.9	2,034.0
Income/(loss) from operations before income tax	84.1	90.8	123.1	(2.6)	295.4
Income tax (expense)/credit	(5.4)	(6.2)	(8.0)	4.6	(15.0)
Net income	$78.7	$84.6	$115.1	$2.0	$280.4

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	70,943,997	71,303,855	71,129,102	71,007,079	71,095,856
Diluted	73,832,734	73,845,903	73,397,796	71,007,079	73,689,423

Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$1.03	$1.07	$1.50	$(0.09)	$3.51
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$0.99	$1.03	$1.45	$(0.09)	$3.39

	2011
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$452.4	$459.8	$486.9	$489.4	$1,888.5
Net investment income	55.5	58.6	57.3	54.2	225.6
Realized and unrealized investment gains	15.2	11.0	8.8	11.8	46.8
Other income	0.8	6.7	(4.7)	7.7	10.5
Total revenues	523.9	536.1	548.3	563.1	2,171.4
Expenses
Losses and loss adjustment expenses	528.9	326.4	306.2	394.5	1,556.0
Amortization of deferred policy acquisition costs	81.4	86.7	93.4	85.5	347.0
General, administrative and corporate expenses	62.5	70.7	72.0	79.3	284.5
Interest on long-term debt	7.7	7.7	7.7	7.7	30.8
Change in fair value of derivatives	3.4	22.3	30.0	4.2	59.9
Realized and unrealized investment losses	6.8	1.2	5.6	2.9	16.5
Net realized and unrealized foreign exchange losses/(gains)	(6.4)	10.9	5.8	(3.6)	6.7
Other expenses	8.9	—	4.4	4.0	17.3
Total expenses	693.2	525.9	525.1	574.5	2,318.7
Income/(loss) from operations before income tax	(169.3)	10.2	23.2	(11.4)	(147.3)
Income tax (expense)/credit	16.5	(1.2)	(2.0)	23.9	37.2
Net income/(loss)	$(152.8)	$9.0	$21.2	$12.5	$(110.1)

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic (1)	70,551,849	70,792,483	70,699,343	70,615,233	70,665,166
Diluted (1)	70,551,849	73,568,910	73,299,985	73,260,574	70,665,166

Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$(2.25)	$0.05	$0.21	$0.09	$(1.88)
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$(2.25)	$0.05	$0.21	$0.09	$(1.88)
____________________
(1)    The basic and diluted number of ordinary shares for the three months ended March 31, 2011 and the twelve months ended December 31, 2011 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE I - INVESTMENTS
For the Twelve Months Ended December 31, 2013, 2012 and 2011
The Company’s investments comprise investments in subsidiaries.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2013 and 2012

	As at December 31, 2013	As at December 31, 2012
	($ in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$94.2	$192.3
Investments in subsidiaries	3,153.7	2,715.3
Other investments	39.3	36.2
Eurobond issued by subsidiary	571.9	970.0
Long-term debt issued by subsidiaries	15.0	—
Intercompany funds due from affiliates	—	86.0
Other assets	9.3	6.4
Total assets	$3,883.4	$4,006.2
LIABILITIES
Accrued expenses and other payables	14.6	18.7
Intercompany funds due to affiliates	20.2	—
Long-term debt	549.0	499.1
Total liabilities	$583.8	$517.8
SHAREHOLDERS’ EQUITY
Ordinary Shares:
65,546,976 shares of par value 0.15144558¢ each (December 31, 2012 — 70,753,723)	$0.1	$0.1
Preference Shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2012 — Nil)	—	—
Nil 5.625% shares of par value 0.15144558¢ each (December 31, 2012 — 4,600,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2012 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2012 — 6,400,000)	—	—
Additional paid in capital	1,297.4	1,516.7
Retained earnings	1,783.3	1,544.0
Non-controlling interest	(0.3)	0.2
Accumulated other comprehensive income, net of taxes:
Unrealized gains on investments	130.5	315.2
Loss on derivatives	—	(0.5)
Gains on foreign currency translation	88.6	112.7
Total accumulated other comprehensive income	219.1	427.4
Total shareholders’ equity	3,299.6	3,488.4
Total liabilities and shareholders’ equity	$3,883.4	$4,006.2

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2013, 2012 and 2011

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Operating Activities:
Equity in net earnings/(loss) of subsidiaries and other investments	$40.6	$160.6	$(311.5)
Dividend income	301.8	100.0	185.0
Interest income on Eurobond	44.6	56.5	52.0
Realized investment gains	(6.3)	3.2	3.1
Other income	1.9	3.4	4.0
Total Revenues	382.6	323.7	(67.4)
Expenses:
Operating and administrative expenses	(20.6)	(12.4)	(11.9)
Interest expense	(32.7)	(30.9)	(30.8)
Income from operations before income tax	329.3	280.4	(110.1)
Income tax	—	—	—
Net income	329.3	280.4	(110.1)
Add: Loss attributable to non-controlling interest	0.5	0.2	0.1
Net income/(loss) attributable to Aspen Insurance Holdings Limited ordinary shareholders	329.8	280.6	(110.0)
Other comprehensive income/(loss), net of taxes:
Change in unrealized losses on investments	(184.7)	9.8	93.5
Loss on derivatives reclassified to interest expense	0.5	0.2	0.3
Change in unrealized gains on foreign currency translation	(24.1)	(11.5)	10.8
Other comprehensive income	(208.3)	(1.5)	104.6
Comprehensive income	$121.5	$279.1	$(5.4)

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2013, 2012 and 2011

	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012	Twelve Months Ended December 31, 2011
	($ in millions)
Cash Flows Provided By Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$288.8	$119.8	$201.4
Adjustments:
Share-based compensation expenses	21.4	17.8	4.0
Realized and unrealized losses/(gains)	6.3	(3.2)	(3.1)
Loss on derivative reclassified to interest expense	0.5	0.2	0.3
Change in other assets	(2.8)	1.1	0.9
Change in accrued expenses and other payables	(5.5)	4.0	(4.4)
Change in intercompany activities	104.3	(58.5)	11.8
Net cash generated by operating activities	413.0	81.2	210.9
Cash Flows Used in Investing Activities:
Investment in subsidiaries	(605.4)	—	—
Investment in long-term debt issued by subsidiary	(15.0)	—	—
Net cash (used in) investing activities	(620.4)	—	—
Cash Flows Used in Financing Activities:
Proceeds from issuance of ordinary shares, net of issuance costs	21.2	22.1	0.8
Proceeds from issuance of preference shares, net of issuance costs	270.6	154.5	—
PIERS redeemed and cancelled	(230.0)	—	—
Ordinary share repurchase	(309.6)	(62.7)	(8.1)
Make-whole payment	(9.3)	—	—
Proceeds from long term debt	299.7	—	—
Debt redemption	(250.0)	—	—
Ordinary and preference share dividends paid	(83.3)	(78.1)	(65.3)
Proceeds from maturity of Eurobond	400.0	50.0	—
Eurobond purchased from subsidiary	—	(100.0)	(367.0)
Net cash (used in)/generated by financing activities	109.3	(14.2)	(439.6)
Increase in cash and cash equivalents	(98.1)	67.0	(228.7)
Cash and cash equivalents — beginning of period	192.3	125.3	354.0
Cash and cash equivalents — end of period	$94.2	$192.3	$125.3

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2013, 2012 and 2011
Supplementary Information
($ in millions)

Year Ended December 31, 2013	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$131.9	$2,646.8	$529.9	$1,073.0		$481.7	$207.2	$1,082.0	$131.0
Insurance	130.3	1,699.4	598.8	1,098.8		742.0	214.8	1,217.7	185.9
Total	$262.2	$4,346.2	$1,128.7	$2,171.8	$186.4	$1,223.7	$422.0	$2,299.7	$316.9

Year to date December 31, 2012	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$109.4	$2,811.3	$469.1	$1,132.4		$635.3	$207.8	$1,156.9	$123.9
Insurance	113.6	1,469.4	529.1	951.1		603.2	173.4	1,090.0	168.2
Total	$223.0	$4,280.7	$998.2	$2,083.5	$204.9	$1,238.5	$381.2	$2,246.9	$292.1

Year to date December 31, 2011	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$80.4	$2,770.0	$393.3	$1,108.3		$1,083.3	$197.7	$1,098.1	$111.8
Insurance	104.1	1,328.6	435.0	780.2		472.7	149.3	831.0	128.0
Total	$184.5	$4,098.6	$828.3	$1,888.5	$225.6	$1,556.0	$347.0	$1,929.1	$239.8

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE IV - REINSURANCE
For the Twelve Months Ended December 31, 2013, 2012 and 2011

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2013	$1,512.8	$1,133.9	$(347.0)	$2,299.7
2012	$1,355.4	$1,227.9	$(336.4)	$2,246.9
2011	$1,020.3	$1,187.5	$(278.7)	$1,929.1

Premiums Earned

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions. except for percentages)
2013	$1,366.8	$(321.6)	$1,126.6	$2,171.8	51.9%
2012	$1,177.0	$(301.5)	$1,208.0	$2,083.5	58.0%
2011	$950.5	$(252.6)	$1,190.6	$1,888.5	63.0%

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2013, 2012 and 2011

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	($ in millions)
2013
Premiums receivable from underwriting activities	$0.1	$1.0	$—	$—	$1.1
Reinsurance	$0.2	$(0.2)	$—	$—	$—
2012
Premiums receivable from underwriting activities	$—	$0.1	$—	$—	$0.1
Reinsurance	$0.2	$—	$—	$—	$0.2
2011
Premiums receivable from underwriting activities	$1.5	$(1.5)	$—	$—	$—
Reinsurance	$0.2	$—	$—	$—	$0.2