Form 10-Q
period 2014-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2014-05-01
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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
As of April 25, 2014, there were 65,430,341 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2014 and December 31, 2013
($ in millions, except share and per share amounts)

	As at March 31, 2014	As at December 31, 2013
ASSETS
Investments:
Fixed income maturities, available for sale at fair value (amortized cost — $5,380.4 and $5,449.9)	$5,521.7	$5,569.1
Fixed income maturities, trading at fair value (amortized cost — $722.7 and $712.1)	734.4	716.2
Equity securities, available for sale at fair value (cost — $109.6 and $112.2)	147.4	149.5
Equity securities, trading at fair value (cost — $329.2 and $281.6)	360.4	310.9
Short-term investments, available for sale at fair value (amortized cost — $215.5 and $160.3)	215.5	160.3
Catastrophe bonds, trading at fair value (cost — $17.9 and $5.8)	18.0	5.8
Other investments, equity method	8.7	48.0
Total investments	7,006.1	6,959.8
Cash and cash equivalents (including $67.0 and $50.0 within consolidated variable interest entities)	1,443.7	1,293.6
Reinsurance recoverables
Unpaid losses	352.1	332.7
Ceded unearned premiums	221.3	151.9
Receivables
Underwriting premiums	1,189.5	999.0
Other	107.8	90.3
Funds withheld	49.4	46.5
Deferred policy acquisition costs	289.6	262.2
Derivatives at fair value	6.8	7.0
Receivable for securities sold	14.8	5.2
Office properties and equipment	61.8	60.1
Deferred taxation	0.5	1.6
Other assets	1.5	2.2
Intangible assets	18.3	18.4
Total assets	$10,763.2	$10,230.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2014 and December 31, 2013
($ in millions, except share and per share amounts)

	As at March 31, 2014	As at December 31, 2013
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,760.7	$4,678.9
Unearned premiums	1,479.7	1,280.6
Total insurance reserves	6,240.4	5,959.5
Payables
Reinsurance premiums	155.1	88.2
Current taxation	16.5	15.7
Accrued expenses and other payables	361.6	265.6
Liabilities under derivative contracts	0.4	2.9
Total payables	533.6	372.4
Loan notes issued by variable interest entities, at fair value	53.4	50.0
Long-term debt	549.0	549.0
Total liabilities	$7,376.4	$6,930.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
65,418,971 shares of par value 0.15144558¢ each (December 31, 2013 — 65,546,976)	$0.1	0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2013 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2013 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2013 — 6,400,000)	—	—
Non-controlling interest	(0.2)	(0.3)
Additional paid-in capital	1,269.9	1,297.4
Retained earnings	1,882.4	1,783.3
Accumulated other comprehensive income, net of taxes	234.6	219.1
Total shareholders’ equity	3,386.8	3,299.6
Total liabilities and shareholders’ equity	$10,763.2	$10,230.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues
Net earned premium	$566.5	$510.9
Net investment income	49.5	48.3
Realized and unrealized investment gains	17.9	16.3
Other income	0.6	1.1
Total revenues	634.5	576.6
Expenses
Losses and loss adjustment expenses	288.1	268.7
Amortization of deferred policy acquisition costs	112.0	104.6
General, administrative and corporate expenses	95.6	86.6
Interest on long-term debt	7.4	7.7
Change in fair value of derivatives	(1.1)	4.2
Change in fair value of loan notes issued by variable interest entities	3.4	—
Realized and unrealized investment losses	4.3	1.1
Net realized and unrealized foreign exchange (gains)/losses	(0.1)	5.4
Other expenses	0.7	0.6
Total expenses	510.3	478.9
Income from operations before income tax	124.2	97.7
Income tax expense	(3.8)	(5.9)
Net income	$120.4	$91.8
Deduct: Profit attributable to non-controlling interest	(0.1)	—
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$120.3	$91.8
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	$(0.4)	$(6.5)
Change in net unrealized gains/(losses) on available for sale securities held	23.0	(11.0)
Amortization of loss on derivative contract	—	0.1
Change in foreign currency translation adjustment	(4.8)	(5.5)
Other comprehensive income/(loss), gross of tax	17.8	(22.9)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.2	—
Change in net unrealized (losses)/gains on available for sale securities held	(2.5)	1.3
Total tax on other comprehensive income/(loss)	(2.3)	1.3
Other comprehensive income/(loss), net of tax	15.5	(21.6)
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$135.8	$70.2
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	65,289,351	68,854,286
Diluted	66,565,890	72,452,705
Basic earnings per ordinary share adjusted for preference share dividends	$1.70	$1.21
Diluted earnings per ordinary share adjusted for preference share dividends	$1.66	$1.15
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2014	2013
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	(0.3)	0.2
Net change attributable to non-controlling interest for the period	0.1	—
End of the period	(0.2)	0.2
Additional paid-in capital
Beginning of the period	1,297.4	1,516.7
New ordinary shares issued	0.8	6.0
Ordinary shares repurchased and cancelled	(30.9)	(210.2)
Share-based compensation	2.6	5.7
End of the period	1,269.9	1,318.2
Retained earnings
Beginning of the period	1,783.3	1,544.0
Net income for the period	120.4	91.8
Dividends on ordinary shares	(11.7)	(11.9)
Dividends on preference shares	(9.5)	(8.6)
Net profit attributable to non-controlling interest for the period	(0.1)	—
End of the period	1,882.4	1,615.3
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	88.6	112.7
Change for the period, net of income tax	(4.8)	(5.5)
End of the period	83.8	107.2
Loss on derivatives, net of taxes:
Beginning of the period	—	(0.5)
Reclassification to interest on long-term debt	—	0.1
End of the period	—	(0.4)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	130.5	315.2
Change for the period, net of taxes	20.3	(16.2)
End of the period	150.8	299.0
Total accumulated other comprehensive income, net of taxes	234.6	405.8

Total shareholders’ equity	$3,386.8	$3,339.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$120.4	$91.8
Proportion due to non-controlling interest	(0.1)	—
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	1.2	5.7
Share-based compensation	2.6	5.7
Realized and unrealized investment (gains)	(17.9)	(16.3)
Realized and unrealized investment losses	4.3	1.1
Change in fair value of loan notes issued by variable interest entities	3.4	—
Net realized and unrealized investment foreign exchange (gains)/losses	(0.8)	4.4
Loss on derivative contracts	—	0.1
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	81.6	(42.2)
Unearned premiums	200.4	184.4
Reinsurance recoverables:
Unpaid losses	(19.4)	16.6
Ceded unearned premiums	(69.4)	(97.3)
Other receivables	(16.5)	(2.7)
Deferred policy acquisition costs	(27.3)	(16.7)
Reinsurance premiums payable	66.6	58.0
Funds withheld	(2.9)	(0.7)
Premiums receivable	(190.5)	(101.0)
Deferred taxes	2.1	(3.9)
Income tax payable	1.0	6.1
Accrued expenses and other payable	76.8	4.8
Fair value of derivatives and settlement of liabilities under derivatives	(2.0)	4.8
Long-term debt	—	0.1
Intangible assets	—	0.2
Other assets	(1.7)	0.5
Net cash generated by operating activities	$211.9	$103.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows (used in) investing activities:
(Purchases) of fixed income maturities — Available for sale	$(537.2)	$(644.5)
(Purchases) of fixed income maturities — Trading	(192.1)	(115.0)
Proceeds from sales and maturities of fixed income maturities — Available for sale	598.8	639.1
Proceeds from sales and maturities of fixed income maturities — Trading	181.3	101.2
(Purchases) of equity securities — Available for sale	—	(2.4)
(Purchases) of equity securities — Trading	(51.8)	(204.6)
(Purchases) of catastrophe bonds — Trading	(12.1)	—
Proceeds from sales of equity securities — Available for sale	4.0	8.3
Proceeds from sales of equity securities — Trading	5.3	4.5
Net (purchases)/sales of short-term investments	(61.9)	72.9
Net change in receivable for securities sold	13.6	11.9
Net proceeds of other investments	37.3	—
Purchase of equipment	2.7	0.1
Net cash (used in) investing activities	(12.1)	(128.5)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.8	6.0
Ordinary shares repurchased	(30.9)	(210.2)
Dividends paid on ordinary shares	(11.7)	(11.9)
Dividends paid on preference shares	(9.5)	(8.6)
Net cash (used in) financing activities	(51.3)	(224.7)

Effect of exchange rate movements on cash and cash equivalents	1.6	(1.2)

Increase/(decrease) in cash and cash equivalents	150.1	(250.9)
Cash and cash equivalents at beginning of period	1,293.6	1,463.6
Cash and cash equivalents at end of period	$1,443.7	$1,212.7

Supplemental disclosure of cash flow information:
Net cash paid during the period for income tax	$5.6	$—
Cash paid during the period for interest	$7.3	$7.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). We have also established Aspen Capital Management, Ltd and other related entities (“ACM”) which are used to leverage our existing franchise and underwriting expertise to offer investors access to diversified products. In such regard, Silverton Re Ltd. (“Silverton”), a sidecar, was established in 2013 to attract third-party capital and to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. References to the “Company,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 20, 2014 (File No. 001-31909).
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
New Accounting Policies Adopted in 2014

In February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-04, “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation is Fixed at the Reporting Date” to provide guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date. Examples of obligations include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 has been applied retrospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company adopted this ASU in the first quarter of 2014 and this standard does not have a material impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, “Parent’s Accounting for the Cumulative Translation Adjustment Upon Derecognition of Certain Subsidiaries or Groups of Assets Within a Foreign Entity or of an Investment in a Foreign Entity” to standardize the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in its foreign entities or no longer holds a controlling financial interest in a subsidiary. ASU 2013-05 has been applied prospectively and is effective for annual reporting periods beginning after December 15, 2013, and interim periods within those years. The Company adopted this ASU in the first quarter of 2014 and this standard does not have a material impact on its consolidated financial statements unless it should choose to sell its investments in its foreign entities or cease to hold a controlling financial interest.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” which provides guidance on financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013 or interim periods within those years. The Company adopted this ASU in the first quarter of 2014 and it does not have a material impact on its consolidated financial statements as its presentation of unrecognized tax benefits is already as required by ASU 2013-11.

In March 2014, the FASB issued ASU 2014-06, “Technical Corrections and Improvements Related to Glossary Terms” which includes technical corrections related to glossary links, glossary term deletions, and glossary term name changes. In addition, ASU 2014-06 includes more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the Master Glossary with similar, but not entirely identical, definitions. The amendments apply to all reporting entities within the scope of the affected accounting guidance, do not have transition guidance and are effective upon issuance for both public entities and nonpublic entities. The Company adopted this ASU in the first quarter of 2014 and it does not have a material impact on its consolidated financial statements.
Accounting Pronouncements Not Yet Adopted

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

3.	Reclassifications from Accumulated Other Comprehensive Income
The following table sets out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three months ended March 31, 2014 and 2013:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$3.0	$6.7	Realized and unrealized investment gains
Realized (losses) on sale of securities	(2.6)	(0.2)	Realized and unrealized investment losses
	0.4	6.5	Income from operations before tax
Tax on net realized (gains) of securities	(0.2)	—	Income tax expense
	$0.2	$6.5	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$—	$(4.0)	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	0.9	Income tax expense
	$—	$(3.1)	Net income
Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$—	$(0.1)	Interest expense
	$—	$(0.1)	Net income
Total reclassifications from AOCI to the statement of operations, net of tax	$0.2	$3.3	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively:

	Three Months Ended March 31,
	2014	2013
	($ in millions, except share and per share amounts)

Net income	$120.4	$91.8
Preference share dividends	(9.5)	(8.6)
Net profit attributable to non-controlling interest	(0.1)	—
Basic and diluted net income available to ordinary shareholders	110.8	83.2
Ordinary shares:
Basic weighted average ordinary shares	65,289,351	68,854,286
Weighted average effect of dilutive securities(1)	1,276,539	3,598,419
Total diluted weighted average ordinary shares	66,565,890	72,452,705
Earnings per ordinary share:
Basic	$1.70	$1.21
Diluted	$1.66	$1.15

(1)
Dilutive securities comprise: investor options, employee options, restricted share units and performance shares associated with the Company’s long term incentive plan, employee share purchase plans and director restricted stock units as described in Note 14, in addition to the 5.625% Perpetual Preference Income Equity Replacement Securities (“PIERS”) that were fully redeemed on May 30, 2013.

Dividends. On April 23, 2014, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.20	May 28, 2014	May 9, 2014
7.401% preference shares	$0.462563	July 1, 2014	June 15, 2014
7.250% preference shares	$0.4531	July 1, 2014	June 15, 2014
5.95% preference shares	$0.3719	July 1, 2014	June 15, 2014

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative and engineering), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). Our recently established ACM forms part of our property catastrophe reinsurance line of business, as it currently focuses entirely on property catastrophe business through the use of alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. As previously stated, we announced on November 8, 2013 that our property and casualty insurance lines of business would be integrated into a combined property and casualty line. This includes the programs business, previously reported separately. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s segment operations. The Company does not allocate its assets by segment as it evaluates underwriting results of each segment separately from the results of the Company’s investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$472.2	$383.3	$855.5
Net written premiums	442.6	254.9	697.5
Gross earned premiums	278.5	373.6	652.1
Net earned premiums	266.7	299.8	566.5
Underwriting Expenses
Losses and loss adjustment expenses	110.4	177.7	288.1
Amortization of deferred policy acquisition costs	50.4	61.6	112.0
General and administrative expenses	32.8	45.9	78.7
Underwriting income	$73.1	$14.6	87.7
Corporate expenses			(16.9)
Net investment income			49.5
Realized and unrealized investment gains			17.9
Realized and unrealized investment losses			(4.3)
Change in fair value of loan notes issued by variable interest entities			(3.4)
Change in fair value of derivatives			1.1
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange gains			0.1
Other expenses			(0.1)
Income before tax			$124.2

Net reserves for loss and loss adjustment expenses	$2,626.3	$1,782.3	$4,408.6
Ratios
Loss ratio	41.4%	59.3%	50.9%
Policy acquisition expense ratio	18.9	20.5	19.8
General and administrative expense ratio	12.3	15.3	16.9	(1)
Expense ratio	31.2	35.8	36.7
Combined ratio	72.6%	95.1%	87.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended March 31, 2013
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$439.6	$333.8	$773.4
Net written premiums	400.5	196.5	597.0
Gross earned premiums	271.9	312.9	584.8
Net earned premiums	256.7	254.2	510.9
Underwriting Expenses
Losses and loss adjustment expenses	114.3	154.4	268.7
Amortization of deferred policy acquisition costs	55.3	49.3	104.6
General and administrative expenses	32.2	42.4	74.6
Underwriting income	$54.9	$8.1	63.0
Corporate expenses			(12.0)
Net investment income			48.3
Realized and unrealized investment gains			16.3
Realized and unrealized investment losses			(1.1)
Change in fair value of derivatives			(4.2)
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange gains			(5.4)
Other income			1.1
Other expenses			(0.6)
Income before tax			$97.7

Net reserves for loss and loss adjustment expenses	$2,750.7	$1,453.9	$4,204.6
Ratios
Loss ratio	44.5%	60.7%	52.6%
Policy acquisition expense ratio	21.5	19.4	20.5
General and administrative expense ratio	12.5	16.7	17.0	(1)
Expense ratio	34.0	36.1	37.5
Combined ratio	78.5%	96.8%	90.1%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	($ in millions)
Fixed income maturities — Available for sale	$38.5	$40.1
Fixed income maturities — Trading	6.6	4.2
Short-term investments — Available for sale	0.3	1.1
Fixed term deposits (included in cash and cash equivalents)	0.8	1.7
Equity securities — Available for sale	1.5	1.7
Equity securities — Trading	3.9	1.6
Catastrophe bonds — Trading	0.2	—
Total	$51.8	$50.4
Investment expenses	(2.3)	(2.1)
Net investment income	$49.5	$48.3
The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	4.4	6.6
Fixed income maturities — gross realized (losses)	(3.1)	(0.5)
Equity securities — gross realized gains	1.3	0.6
Trading:
Fixed income maturities — gross realized gains	1.9	2.5
Fixed income maturities — gross realized (losses)	(1.2)	(0.3)
Equity securities — gross realized gains	1.0	—
Equity securities — gross realized (losses)	—	(0.3)
Catastrophe bonds — trading	0.1	—
Net change in gross unrealized gains	9.2	6.6
Total net realized and unrealized investment gains recorded in the statement of operations	$13.6	$15.2

Change in available for sale net unrealized gains/(losses):
Fixed income maturities	22.1	(35.6)
Equity securities	0.5	18.1
Total change in pre-tax available for sale unrealized gains/(losses)	22.6	(17.5)
Change in taxes	(2.3)	1.3
Total change in net unrealized gains/(losses), net of taxes recorded in other comprehensive income	$20.3	$(16.2)

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. No OTTI charge was recognized for the three months ended March 31, 2014 (2013 — $Nil).
Balance Sheet
Fixed Income Maturities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income maturities, short-term investments and equity securities as at March 31, 2014 and December 31, 2013:

	As at March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$995.9	$21.4	$(2.6)	$1,014.7
U.S. agency	235.2	10.3	(0.3)	245.2
Municipal	32.4	1.5	(0.3)	33.6
Corporate	2,080.6	84.2	(10.7)	2,154.1
Non-U.S. government-backed corporate	90.2	1.3	—	91.5
Foreign government	727.3	10.6	(2.9)	735.0
Asset-backed	127.5	2.7	(0.2)	130.0
Non-agency commercial mortgage-backed	51.6	5.2	—	56.8
Agency mortgage-backed	1,039.7	32.1	(11.0)	1,060.8
Total fixed income maturities — Available for sale	5,380.4	169.3	(28.0)	5,521.7
Total short-term investments — Available for sale	215.5	—	—	215.5
Total equity securities — Available for sale	109.6	38.1	(0.3)	147.4
Total	$5,705.5	$207.4	$(28.3)	$5,884.6

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,004.7	$21.2	$(5.5)	$1,020.4
U.S. agency	258.5	11.4	(0.8)	269.1
Municipal	32.3	0.9	(0.4)	32.8
Corporate	2,005.6	82.5	(18.7)	2,069.4
Non-U.S. government-backed corporate	83.4	1.4	(0.2)	84.6
Foreign government	772.0	11.2	(4.3)	778.9
Asset-backed	119.8	2.8	(0.3)	122.3
Non-agency commercial mortgage-backed	56.9	5.7	—	62.6
Agency mortgage-backed	1,116.7	30.6	(18.3)	1,129.0
Total fixed income maturities — Available for sale	5,449.9	167.7	(48.5)	5,569.1
Total short-term investments — Available for sale	160.3	—	—	160.3
Total equity securities — Available for sale	112.2	37.8	(0.5)	149.5
Total	$5,722.4	$205.5	$(49.0)	$5,878.9
Fixed Income Maturities, Short Term Investments and Equities — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed maturities, equity securities and catastrophe bonds as at March 31, 2014 and December 31, 2013:

	As at March 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$16.9	$—	$(0.1)	$16.8
U.S. agency	0.2	—	—	0.2
Municipal	1.1	0.1	—	1.2
Corporate	485.3	12.0	(2.5)	494.8
Foreign government	133.9	3.0	(0.5)	136.4
Asset-backed	12.2	0.1	—	12.3
Bank loans	73.1	0.2	(0.6)	72.7
Total fixed income maturities — Trading	722.7	15.4	(3.7)	734.4
Total equity securities — Trading	329.2	38.5	(7.3)	360.4
Total catastrophe bonds — Trading	17.9	0.1	—	18.0
Total	$1,069.8	$54.0	$(11.0)	$1,112.8

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$22.7	$—	$(0.7)	$22.0
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	469.8	10.3	(5.3)	474.8
Foreign government	136.5	1.2	(1.5)	136.2
Asset-backed	12.7	0.1	—	12.8
Bank loans	69.1	0.3	(0.3)	69.1
Total fixed income maturities — Trading	712.1	11.9	(7.8)	716.2
Total equity securities — Trading	281.6	34.0	(4.7)	310.9
Total catastrophe bonds — Trading	5.8	—	—	5.8
Total	$999.5	$45.9	$(12.5)	$1,032.9
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/(losses) within the statement of operations and other comprehensive income.
As of March 31, 2014, the Company had invested $25.1 million in U.S. Dollar BB high yield bonds classified within corporate securities and $72.7 million in its U.S. Dollar bank loans trading portfolio. In August 2013, the Company invested in a $200.0 million BBB rated Emerging Market Debt portfolio (“EMD”), which is reported above in corporate and foreign government securities. In early March 2014, we increased our investment in equities by $40.0 million in a new minimum volatility equity portfolio.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $18.0 million as of March 31, 2014.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2015 to 2020.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the geographic region of the United States, Canada, the North Atlantic, Japan and Australia.
Other Investments. The Company previously had an equity accounted investment in Cartesian Iris Offshore Fund L.P (“Cartesian”), which provided capital to Iris Re, a Class 3 Bermuda reinsurer. On June 29, 2013, the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. This took effect on January 1, 2014. For more information regarding the Company’s investment in Cartesian, refer to Note 6 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity (“VIE”) as addressed by the guidance in ASC 810, Consolidation. However, having considered the provisions of ASC 810, Consolidation, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method. Adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts. In the three months ended March 31, 2014, there was no change in the value of the Company’s investment in Chaspark (March 31, 2013 — $Nil). The adjusted carrying value approximates fair value.

The table below shows the Company’s investments in Cartesian and Chaspark for the three months ended March 31, 2014 :

	For the Three Months Ended March 31, 2014
	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2014	$39.3	$8.7	$48.0
Distribution for the three months to March 31, 2014	(39.3)	—	(39.3)
Closing value of investment as at March 31, 2014	$—	$8.7	$8.7
Fixed Maturities. The scheduled maturity distribution of available for sale fixed income maturity securities as at March 31, 2014 and December 31, 2013 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2014
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$724.6	$730.2	AA
Due after one year through five years	2,419.4	2,491.4	AA-
Due after five years through ten years	912.6	939.9	A+
Due after ten years	105.0	112.6	AA-
Subtotal	4,161.6	4,274.1
Non-agency commercial mortgage-backed	51.6	56.8	AA+
Agency mortgage-backed	1,039.7	1,060.8	AA+
Asset-backed	127.5	130.0	AAA
Total fixed income maturities — Available for sale	$5,380.4	$5,521.7

	As at December 31, 2013
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$694.8	$700.0	AA
Due after one year through five years	2,376.1	2,438.0	AA-
Due after five years through ten years	1,003.9	1,032.8	A+
Due after ten years	81.7	84.4	AA-
Subtotal	4,156.5	4,255.2
Non-agency commercial mortgage-backed	56.9	62.6	AA+
Agency mortgage-backed	1,116.7	1,129.0	AA+
Asset-backed	119.8	122.3	AAA
Total fixed income maturities — Available for sale	$5,449.9	$5,569.1
Guaranteed Investments. As at March 31, 2014, the Company held $2.3 million (December 31, 2013 — $2.3 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated BB or higher (December 31, 2013 — two municipal securities, both rated BBB- or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at March 31, 2014 and December 31, 2013 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	March 31, 2014
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$274.5	$(2.6)	$1.0	$—	$275.5	$(2.6)	54
U.S. agency	61.2	(0.3)	—	—	61.2	(0.3)	17
Municipal	4.1	(0.2)	1.3	(0.1)	5.4	(0.3)	7
Corporate	597.9	(8.7)	46.8	(2.0)	644.7	(10.7)	337
Non-U.S. government-backed corporate	16.6	—	—	—	16.6	—	5
Foreign government	257.5	(2.8)	8.7	(0.1)	266.2	(2.9)	38
Asset-backed	46.6	(0.2)	0.2	—	46.8	(0.2)	47
Agency mortgage-backed	418.3	(11.0)	1.4	—	419.7	(11.0)	112
Total fixed income maturities — Available for sale	1,676.7	(25.8)	59.4	(2.2)	1,736.1	(28.0)	617
Total short-term investments — Available for sale	4.7	—	—	—	4.7	—	5
Total equity securities — Available for sale	4.1	(0.3)	—	—	4.1	(0.3)	6
Total	$1,685.5	$(26.1)	$59.4	$(2.2)	$1,744.9	$(28.3)	628

	December 31, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$293.9	$(5.5)	$—	$—	$293.9	$(5.5)	51
U.S. agency	72.1	(0.8)	—	—	72.1	(0.8)	18
Municipal	5.5	(0.2)	1.3	(0.2)	6.8	(0.4)	7
Corporate	695.4	(16.8)	23.4	(1.9)	718.8	(18.7)	372
Non-U.S. government-backed corporate	21.8	(0.2)	4.9	—	26.7	(0.2)	8
Foreign government	239.7	(4.1)	8.5	(0.2)	248.2	(4.3)	44
Asset-backed	50.2	(0.3)	—	—	50.2	(0.3)	51
Agency mortgage-backed	491.8	(18.3)	1.2	—	493.0	(18.3)	123
Total fixed income maturities — Available for sale	1,870.4	(46.2)	39.3	(2.3)	1,909.7	(48.5)	674
Total short-term investments — Available for sale	7.7	—	—	—	7.7	—	6
Total equity securities — Available for sale	6.0	(0.4)	2.3	(0.1)	8.3	(0.5)	7
Total	$1,884.1	$(46.6)	$41.6	$(2.4)	$1,925.7	$(49.0)	687

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
	March 31, 2014	March 31, 2013
	($ in millions)
(Purchases) of fixed income maturities — Available for sale	$(537.2)	$(644.5)
(Purchases) of fixed income maturities — Trading	(192.1)	(115.0)
(Purchases) of equity securities — Available for sale	—	(2.4)
(Purchases) of equity securities — Trading	(51.8)	(204.6)
Proceeds from sales and maturities of fixed income maturities — Available for sale	598.8	639.1
Proceeds from sales and maturities of fixed income maturities — Trading	181.3	101.2
Proceeds from sales of equity securities — Available for sale	4.0	8.3
Proceeds from sales of equity securities — Trading	5.3	4.5
Net change in receivable for securities sold	13.6	11.9
Net (purchases)/sales of short-term investments — Available for sale	(61.9)	72.9
Net (purchases) of catastrophe bonds — Trading	(12.1)	—
Net sales of other investments	37.3	—
Net (purchases)/sales for the period	$(14.8)	$(128.6)

7.	Variable Interest Entities
As at March 31, 2014, the Company had two investments in VIEs, Chaspark and Silverton.
Chaspark. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark, with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three months ended March 31, 2014, there was no change in the value of the Company’s investment in Chaspark (March 31, 2013 — $Nil). The adjusted carrying value approximates fair value.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer, formed to provide additional collateralized capacity to support Aspen Re’s reinsurance business. In respect of the debt issued by Silverton to investors, Silverton has entered into a retrocession agreement with Aspen Bermuda effective January 1, 2014. Under this agreement, Silverton receives a quota share of Aspen Bermuda’s catastrophe business. Silverton is a non-rated insurer and the risks have been fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda. Silverton is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Aspen Re.
The Company has determined that Silverton has the characteristics of a VIE that are addressed by the guidance in ASC 810 Consolidation. The Company concluded that it is the primary beneficiary and has consolidated the subsidiary upon its formation as it owns 100% of the voting shares, 100% of the issued share capital and has a significant financial interest and the power to control Silverton. The Company has no other obligation to provide financial support to Silverton. Neither the creditors nor beneficial interest holders of Silverton have recourse to the Company’s general credit.
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
Silverton issued $65.0 million of loan notes on December 27, 2013 (of which $50.0 million was issued to third parties and $15.0 million to Aspen Holdings), which provides quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The operations of Silverton commenced on January 1, 2014. The Company’s maximum loss exposure to Silverton is its $15.0 million loan note holdings as at March 31, 2014 (December 31, 2013 — $15.0 million) due to mature on September 16, 2016 plus the change in fair value of the notes. The fair value of the loan notes held by the Company has increased $1.0 million for the three months ended March 31, 2014. The total aggregate unpaid balance of the loan notes is $69.4 million.
The table below shows the Company’s liabilities associated with the third-party investments in Silverton for the three months ended March 31, 2014:

Three Months Ended March 31, 2014
($ in millions)
Beginning balance as at January 1, 2014	$(50.0)
Total change in fair value included in the statement of operations	$(3.4)
Balance as at March 31, 2014	$(53.4)
Cartesian. The Company previously had an equity accounted investment in Cartesian, which provided capital to Iris Re, a Class 3 Bermuda reinsurer. On June 29, 2013, the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. This took effect on January 1, 2014. For more information regarding the Company’s investments in Cartesian and Chaspark, refer to Note 6 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2013 Annual Report filed on Form 10-K filed with the United States Securities and Exchange Commission.

8.	Fair Value Measurements
The Company’s estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC 820, Fair Value Measurements and Disclosures. The framework prioritizes the inputs, which refer broadly to assumptions market participants would use in pricing an asset or liability, into three levels.
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at March 31, 2014 and December 31, 2013, respectively:

	As at March 31, 2014
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,014.7	$—	$—	$1,014.7
U.S. agency	—	245.2	—	245.2
Municipal	—	33.6	—	33.6
Corporate	—	2,154.1	—	2,154.1
Non-U.S. government-backed corporate	—	91.5	—	91.5
Foreign government	545.5	189.5	—	735.0
Asset-backed	—	130.0	—	130.0
Non-agency commercial mortgage-backed	—	56.8	—	56.8
Agency mortgage-backed	—	1,060.8	—	1,060.8
Total fixed income maturities available for sale, at fair value	1,560.2	3,961.5	—	5,521.7
Short-term investments available for sale, at fair value	176.3	39.2	—	215.5
Equity investments available for sale, at fair value	147.4	—	—	147.4
Held for trading financial assets, at fair value
U.S. government	16.8	—	—	16.8
U.S. agency	—	0.2	—	0.2
Municipal	—	1.2	—	1.2
Corporate	—	494.8	—	494.8
Foreign government	41.2	95.2	—	136.4
Asset-backed	—	12.3	—	12.3
Bank loans	—	72.7	—	72.7
Total fixed income maturities trading, at fair value	58.0	676.4	—	734.4
Equity investments trading, at fair value	360.4	—	—	360.4
Catastrophe bonds trading, at fair value	—	18.0	—	18.0
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	6.7	—	6.7
Liabilities under derivative contracts — foreign exchange contracts	—	0.1	—	0.1
Liabilities under derivative contracts — interest rate swaps	—	(0.4)	—	(0.4)
Loan notes issued by variable interest entities, at fair value	—	—	(53.4)	(53.4)
Total	$2,302.3	$4,701.5	$(53.4)	$6,950.4
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and no assets or liabilities were classified as Level 3 as at March 31, 2014, except for the long-term debt issued by the VIEs.

	As at December 31, 2013
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,020.4	$—	$—	$1,020.4
U.S. agency	—	269.1	—	269.1
Municipal	—	32.8	—	32.8
Corporate	—	2,069.4	—	2,069.4
Non-U.S. government-backed corporate	—	84.6	—	84.6
Foreign government	596.2	182.7	—	778.9
Asset-backed	—	122.3	—	122.3
Non-agency commercial mortgage-backed	—	62.6	—	62.6
Agency mortgage-backed	—	1,129.0	—	1,129.0
Total fixed income maturities available for sale, at fair value	1,616.6	3,952.5	—	5,569.1
Short-term investments available for sale, at fair value	129.5	30.8	—	160.3
Equity investments available for sale, at fair value	149.5	—	—	149.5
Held for trading financial assets, at fair value
U.S. government	22.0	—	—	22.0
U.S. agency	—	0.2	—	0.2
Municipal	—	1.1	—	1.1
Corporate	—	474.8	—	474.8
Foreign government	44.2	92.0	—	136.2
Asset-backed	—	12.8	—	12.8
Bank loan	—	69.1	—	69.1
Total fixed income maturities trading, at fair value	66.2	650.0	—	716.2
Equity investments trading, at fair value	310.9	—	—	310.9
Catastrophe bonds trading, at fair value	—	5.8	—	5.8
Other financial assets and liabilities, at fair value
Derivatives at fair value – forward exchange contracts	—	5.9	—	5.9
Derivatives at fair value – interest rate swaps	—	1.1	—	1.1
Liabilities under derivative contracts – forward exchange contracts	—	(2.9)	—	(2.9)
Loan notes issued by variable interest entities, at fair value	—	—	(50.0)	(50.0)
Total	$2,272.7	$4,643.2	$(50.0)	$6,865.9
There were no maturities, settlements or transfers between Level 1 and Level 2 during the twelve months ended December 31, 2013. There were no assets or liabilities that were classified as Level 3 as at December 31, 2013, except for the loan notes issued by the variable interest entities. There were no maturities, settlements, gains or transfers in or out of Level 3 during the twelve months ended December 31, 2013.
The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2014:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended March 31, 2014
($ in millions)
Beginning balance as at January 1, 2014	$(50.0)
Total change in fair value included in the statement of operations	$(3.4)
Balance as at March 31, 2014	$(53.4)
Valuation of Fixed Maturities. The Company’s fixed income maturity securities are classified as either available for sale or trading and carried at fair value. As at March 31, 2014 and December 31, 2013, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at March 31, 2014, the Company obtained an average of 2.6 quotes per fixed income investment, compared to 2.6 quotes as at December 31, 2013. Pricing sources used in pricing fixed income investments as at March 31, 2014 and December 31, 2013 were as follows:

	As at March 31, 2014	As at December 31, 2013
Index providers	86%	85%
Pricing services	11	12
Broker-dealers	3	3
Total	100%	100%

Fixed Income Maturities. A summary of securities priced using pricing information from index providers as at March 31, 2014 and December 31, 2013 is provided below:

	As at March 31, 2014		As at December 31, 2013
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,006.1	98%	$998.5	96%
U.S. agency	231.9	95%	255.3	95%
Municipal	21.2	61%	14.5	43%
Corporate	2,513.1	95%	2,400.8	94%
Non-U.S. government-backed corporate	56.6	62%	55.9	66%
Foreign government	559.8	64%	605.8	66%
Asset-backed	136.5	96%	130.6	97%
Non-agency commercial mortgage-backed	56.2	99%	61.0	97%
Agency mortgage-backed	770.1	73%	830.6	74%
Total fixed income maturities	$5,351.5	86%	$5,353.0	85%
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
Corporate. Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the FDIC program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities includes the Company’s BB High Yield Bonds and a portion of the BBB Emerging Market Debt portfolio. The Company classifies all of these securities within Level 2.
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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at March 31, 2014, the Company obtained an average of 3.9 quotes per equity investment, compared to 4.9 quotes as at December 31, 2013. Pricing sources used in pricing equities as at March 31, 2014 and December 31, 2013 were all provided by index providers.
Catastrophe Bonds. Catastrophe bonds held by the Company are variable rate fixed income instruments with redemption values adjusted based on the occurrence of a covered event, usually windstorms and earthquakes.  These bonds have been classified as trading and carried at fair value.  Bonds are priced using an average of multiple broker-dealer quotes and, as such, are classified as Level 2.
Foreign Exchange Contracts. The foreign exchange contracts which the Company uses to mitigate currency risk are characterized as OTC due to their customized nature and the fact that they do not trade on a major exchange. These instruments trade in a deep liquid market, providing substantial price transparency and accordingly are classified as Level 2.

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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. Additionally, in the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) loan notes with a maturity date of September 16, 2016. The Company has elected to account for the loan notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The loan notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the fair value hierarchy. The loan notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the loan notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses is the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the loan notes while a decrease in reserves would normally result in an increase in the fair value of the loan notes. The observable and unobservable inputs used to determine the fair value of the loan notes as at March 31, 2014 are presented in the table below:

At March 31, 2014	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$53.4	Internal Valuation Model	Gross premiums written (O)	$—	$39.5
			Reserve for losses (U)	$—	$2.4
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$50.0	$50.0

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at March 31, 2014 were 25.9% with Lloyd’s syndicates (December 31, 2013  — 23.5%) and 18.3% with Munich Re (December 31, 2013  — 17.1%).

10.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2014 and December 31, 2013:

		As at March 31, 2014			As at December 31, 2013
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$1,000.0	$0.1	(1)	$1,000.0	$1.1	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$239.8	$6.7		$224.4	$5.9
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$13.4	$(0.4)		$57.5	$(2.9)

(1)
Net of $29.1 million of cash collateral provided to counterparties, Goldman Sachs International ($500.0 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective International Swap Dealers Association agreements, as security for the Company’s net liability position (December 31, 2013 — $34.3 million).

The following table provides the unrealized and realized gains/(losses) recorded in the statement of operations for the three months ended March 31, 2014 and 2013, respectively:

		Amount of Income/(Loss) Recognized in the Statement of Operations
		For the Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	March 31, 2014	March 31, 2013
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$3.0	$(4.8)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(1.9)	$0.6
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
As at March 31, 2014, the Company held foreign exchange contracts with an aggregate notional value of $253.2 million. The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2014, the impact of foreign exchange contracts on net income was a gain of $3.0 million (March 31, 2013 — charge of $4.8 million).
Interest Rate Swaps. As at March 31, 2014, the Company held fixed for floating interest rate swaps with a total notional amount of $1.0 billion (December 31, 2013 — $1.0 billion) that are due to mature between August 4, 2014 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three months ended March 31, 2014, there was a charge in respect of the interest rate swaps of $1.9 million (March 31, 2013 — gain of $0.6 million).
As at March 31, 2014, cash collateral with a fair value of $29.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million). As at March 31, 2014, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2013 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at March 31, 2014, no amount was recorded in the consolidated balance sheet for the pledged assets.
None of the derivatives mentioned above meet the requirements for hedge accounting as per ASC 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	($ in millions)
Balance at the beginning of the period	$262.2	$223.0
Acquisition costs deferred	139.4	120.1
Amortization of deferred policy acquisition costs	(112.0)	(104.6)
Balance at the end of the period	$289.6	$238.5

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2014 and twelve months ended December 31, 2013:

	Three Months Ended March 31, 2014	Twelve Months Ended December 31, 2013
	($ in millions)
Provision for losses and LAE at the start of the year	$4,678.9	$4,779.7
Less reinsurance recoverable	(332.7)	(499.0)
Net loss and LAE at the start of the year	4,346.2	4,280.7
Net loss and LAE expenses assumed/(disposed)	—	(34.6)

Provision for losses and LAE for claims incurred:
Current year	316.3	1,331.4
Prior years	(28.2)	(107.7)
Total incurred	288.1	1,223.7
Losses and LAE payments for claims incurred:
Current year	(29.5)	(172.8)
Prior years	(197.4)	(912.3)
Total paid	(226.9)	(1,085.1)

Foreign exchange losses/(gains)	1.2	(38.5)

Net losses and LAE reserves at period end	4,408.6	4,346.2
Plus reinsurance recoverable on unpaid losses at period end	352.1	332.7
Provision for losses and LAE at the end of the relevant period	$4,760.7	$4,678.9
For the three months ended March 31, 2014, there was a reduction of $28.2 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $26.2 million for the three months ended March 31, 2013. The Company had no commutations during the three months ended March 31, 2014 (March 31, 2013 — $Nil). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at March 31, 2014 and December 31, 2013:

	As at March 31, 2014		As at December 31, 2013
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	65,418,971	99	65,546,976	99
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		134		134

Additional paid-in capital as at March 31, 2014 was $1,269.9 million (December 31, 2013 — $1,297.4 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2013 — $568.2 million) less issue costs of $12.4 million (December 31, 2013 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the three months ended March 31, 2014:

Number of Ordinary Shares
Ordinary shares in issue at December 31, 2013	65,546,976
Ordinary share transactions in the three months ended March 31, 2014
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	641,191
Ordinary shares issued to non-employee directors	1,309
Ordinary shares repurchased	(770,505)
Ordinary shares in issue at March 31, 2014	65,418,971
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
Under open market repurchases, the Company acquired and cancelled in the three months ended March 31, 2014 770,505 ordinary shares. The total consideration paid was $30.9 million, with the average price being $40.08. Under open market repurchases, the Company acquired and cancelled 1,681,333 ordinary shares for the three months ended March 31, 2013. The total consideration paid was $58.2 million and the average price was $34.63.
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
Rights Agreement. On April 17, 2014, the Board of Directors of the Company resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights become exercisable. The Rights will not be exercisable until 10 business days after the public announcement that a person or group has acquired the beneficial ownership of 10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors).

14.	Share-Based Payments
The Company issued options and other equity incentives under two arrangements: the employee incentive plans and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.
Employee and Non-Employee Director Awards. Employee options and other awards were granted under the Aspen 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”), prior to April 24, 2013 and thereafter under the new 2013 Share Incentive Plan. The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 shares, which includes 595,683 shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan. The non-employee director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.
Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three months ended March 31, 2014 (2013 — Nil) and 19,579 options were exercised and issued in the three months ended March 31, 2014 (2013 — 241,742 options). No charges against income were made in respect of employee options for the three months ended March 31, 2014 (2013 — $Nil).
Restricted share units (“RSUs”) granted to employees vest over a three-year period typically, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. The fair value of the RSUs is based on the closing price on the date of the grant and is expensed through the income statement evenly over the vesting period. During the three months ended March 31, 2014, the Company did not grant any RSUs to its employees (2013 — 258,179 RSUs). In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs becoming vested on the first anniversary of the date of grant. On February 6, 2014 (with a grant date of February 10, 2014), the Board of Directors approved a total of 27,180 RSUs for the non-employee directors (February 4, 2013 — 25,533) and 13,590 RSUs to the Chairman (February 4, 2013 — 14,188). Compensation costs charged against income in respect of RSUs for the three months ended March 31, 2014 were $3.0 million (2013 — $0.6 million).
Performance Shares. During the three months ended March 31, 2014, the Company did not grant any performance shares to any of its employees (February 11, 2013 — 250,066).
The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three months ended March 31, 2014 in respect of performance shares were $1.5 million (2013 — $3.4 million).
Phantom Shares. During the three months ended March 31, 2014, the Company did not grant any phantom shares to any of its employees (February 6, 2013 — 152,541).
The fair value of the phantom shares is based on the closing share price on the date of the grant, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three months ended March 31, 2014 in respect of phantom shares were $1.2 million (2013 — $2.1 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the

2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period (and effective April 6, 2014, £500 per month), at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent 85% of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 9,994 ordinary shares were issued during the three months ended March 31, 2014 (2013 — 13,415 shares). Compensation costs charged against income in the three months ended March 31, 2014 in respect of the ESPP were $0.1 million (2013 — $0.1 million).

15.	Intangible Assets
The following tables provide a summary of the Company’s intangible assets for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014				Three Months Ended March 31, 2013
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.2	$18.4	$1.6	$16.6	$0.8	$19.0
Amortization	—	—	(0.1)	(0.1)	—	—	(0.2)	(0.2)
End of the period	$1.6	$16.6	$0.1	$18.3	$1.6	$16.6	$0.6	$18.8
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2014, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2013 — $1.6 million).
Insurance Licenses. The total value of the licenses as at March 31, 2014 was $16.6 million (December 31, 2013 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Other. In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset is being amortized over a five-year period and the value as at March 31, 2014 was $0.1 million (December 31, 2013 — $0.2 million).

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.
The following table details the forms and value of Company’s restricted assets as at March 31, 2014 and December 31, 2013:

	As at March 31, 2014	As at December 31, 2013
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$726.7	$685.8
Third party	2,209.7	2,236.4
Letters of credit / guarantees(1)	840.1	830.4
Total restricted assets	$3,776.5	$3,752.6
Total as percent of cash and invested assets	44.7%	45.5%

(1)	As of March 31, 2014, the Company had pledged funds of $813.3 million and £16.1 million (December 31, 2013 — $803.7 million and £16.1 million) as collateral for the secured letters of credit.
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
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2014 was $0.7 million (December 31, 2013 — $0.7 million). This is not available for distribution by the Company for the payment of dividends.
Interest Rate Swaps. As at March 31, 2014, cash collateral with a fair value of $29.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million ). For more information, please refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as of March 31, 2014 were:

	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.6	$12.6	$8.6	$7.5	$6.2	$7.1	$48.6

(c)	Contingent liabilities
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
As of March 31, 2014, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

17.	Subsequent Events
On April 14, 2014, an unsolicited proposal was announced by Endurance Specialty Holdings Ltd. (“Endurance”) to acquire the Company for a combination of Endurance common stock and cash. The Board of Directors has, following consultation with our financial and legal advisors, rejected the proposal.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2014 and 2013. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2013 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our wholly-owned subsidiaries in Bermuda, the U.K. and the U.S. In the quarter, we continued to make progress in our establishment of ACM, which is used to leverage our existing franchise and underwriting expertise to offer third-party investors access to diversified products.
Some of the key results for the three months ended March 31, 2014 were:

•
Gross written premiums of $855.5 million for the first quarter of 2014, an increase of 10.6% from the first quarter of 2013. Gross written premiums in reinsurance increased by 7.4% while insurance grew 14.8% as a result of the continued strategic growth of the U.S. and international insurance teams;

•	Net favorable development on prior year loss reserves of $28.2 million for the first quarter of 2014 compared with $26.2 million in the first quarter of 2013;

•
Combined ratio of 87.6% for the first quarter of 2014 compared with a combined ratio of 90.1% for the first quarter of 2013. There were $10.6 million, or 1.9 combined ratio points, of catastrophe losses pre-tax net of reinsurance recoveries and reinstatement premiums in the first quarter of 2014 compared with minimal catastrophe losses in the first quarter of 2013. Catastrophe losses included $6.6 million for U.S. weather-related events and $4.0 million for Japanese snowstorms and U.K. floods;

•	Diluted net income per share of $1.66 for the quarter ended March 31, 2014 compared with diluted net income per share of $1.15 in the same quarter last year;

•	Annualized net income return on average equity of 16.0% for the first quarter of 2014 compared with 11.6% for the first quarter of 2013; and

•	Diluted book value per share (1) of $42.72 as at March 31, 2014, up 4.4% from December 31, 2013.
Total shareholders’ equity increased by $87.2 million to $3,386.8 million for the three months ended March 31, 2014. The most significant movements were:

•	a $99.1 million increase in retained earnings for the period;

•	the repurchase of 770,505 ordinary shares for $30.9 million through open market repurchases; and

•	net unrealized gains on investments, net of taxes, of $20.3 million.

(1)
Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses), divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Ordinary shareholders’ equity as at March 31, 2014 and December 31, 2013 was:

	As at March 31, 2014	As at December 31, 2013
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,386.8	$3,299.6
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	0.2	0.3
Net assets attributable to ordinary shareholders	$2,831.2	$2,744.1
Issued ordinary shares	65,418,971	65,546,976
Issued and potentially dilutive ordinary shares	66,565,890	67,089,572
Recent Developments
As previously disclosed, on April 17, 2014, the Board of Directors resolved to issue one preferred share purchase right (a “Right”) on each share of our ordinary shares issued and outstanding as of the close of business on April 28, 2014 and adopted a shareholder rights plan, as set forth in the rights agreement entered into on the same date between the Company and Computershare Inc. (the “Rights Agreement”). The Rights Agreement will expire on April 16, 2015, and the Board of Directors may terminate the Rights Agreement at any time if it no longer believes that the Rights Agreement is in the best interests of the Company and its shareholders.
On April 23, 2014, the Board of Directors approved an 11.1% increase in dividends on our ordinary shares, from $0.18 per ordinary share to $0.20 per ordinary share. The ordinary share dividend is payable on May 28, 2014 to holders of record as of the close of trading on May 9, 2014.
Outlook and Trends
Overall. For the first quarter of 2014, average rates decreased by approximately 3% on renewals across both reinsurance and insurance with approximately 5% in reinsurance while average rates have remained flat in insurance.
We continue to make good progress on our strategic objectives, our operating results and our profitability, and we are confident that we are laying the foundation for continuing improvement beyond 2014. We are executing on enhancing investment returns, managing capital and business portfolio optimization to seek to continue to increase operating return on equity through 2014. We have made a significant investment in our U.S. Insurance platform and have an established, growing U.S. Insurance franchise. In the reinsurance segment, we advanced our U.S. and non-U.S. regional reinsurance strategy, which allows us to provide a better service to a wider range of clients across the U.S., Continental Europe, Asia Pacific and Latin America. With respect to ACM, the industry has been changing and with the flow of alternative capital into the reinsurance market we responded strategically to capitalize on new opportunities.
Reinsurance. In reinsurance, the property catastrophe market, which has been the most accessed by alternative capital, is experiencing the most rate pressure.  For the property catastrophe market we expect rates to continue to fall by 15-20% for 2014 depending on region and specific account loss experience.  For other property, which is non-catastrophe exposed property risk, the rate environment is slightly less pressured and we expect rates to decline in the range of 5-10%.  For specialty business, while it varies by the type of risk, in aggregate we expect rates to be flat to down slightly.  For casualty reinsurance we expect rates to decline in the range of 2-5% depending upon the line of business, experience and jurisdiction.
Insurance. In insurance, overall, rates are broadly flat.  In property and casualty, casualty is continuing to show rate improvement while there is some softening on property especially in low loss activity accounts.  In financial and professional lines, rate activity is dependent on each specific line but overall rates are flat to slightly lower.  In marine, aviation and energy, marine rates are relatively flat, energy liability are seeing some increases following loss activity, aviation and onshore and offshore energy continue to experience pricing pressure.
See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.
Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the consolidated condensed unaudited financial statements contained in this report.

We have discussed the application of these critical accounting policies with our Board of Directors and Audit Committee.
Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013
The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2014 and 2013, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Gross written premiums increased by $82.1 million, or 10.6%, in the first quarter of 2014 compared to the first quarter of 2013. Premiums from our reinsurance segment increased by 7.4% reflecting growth in catastrophe and other property lines offset by planned reductions and adverse prior year premium adjustments in casualty lines. Our insurance segment’s premiums increased by 14.8% principally due to growth in U.S. lines and global casualty lines. The table below shows our gross written premiums for each segment for the three months ended March 31, 2014 and 2013, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% increase
	($ in millions)	($ in millions)
Reinsurance	$472.2	$439.6	7.4%
Insurance	383.3	333.8	14.8%
Total	$855.5	$773.4	10.6%
Ceded reinsurance. Total reinsurance ceded for the quarter of $158.0 million decreased by $18.4 million from the first quarter of 2013 due to reductions in reinsurance purchased within our insurance segment following our decision to retain more risk.
Net premiums earned. Net premiums earned in the first quarter of 2014 increased by 10.9% from the first quarter of 2013, broadly consistent with the increase in gross written premiums in the period.
Losses and loss adjustment expenses. The loss ratio for the quarter of 50.9% reduced by 1.7 percentage points compared to the first quarter of 2013 due to lower current year losses and higher reserve releases. In the reinsurance segment, the reduction in the loss ratio was due to the impact of a $6.6 million satellite loss in 2013 while the current quarter recognized $5.5 million of catastrophe losses associated with U.S. and Japanese storms and a $1.1 million increase in prior year reserve releases from $20.1 million in the first quarter of 2013 to $21.2 million in the current period.
In the insurance segment, the loss ratio for the quarter of 59.3% decreased by 1.4 percentage points compared to the first quarter of 2013 due to two large losses totaling $9.4 million in U.K. property and casualty while the current quarter recognized $5.1 million of catastrophe losses from U.S. and U.K. storms and a $0.9 million increase in prior year reserve releases from $6.1 million in the first quarter of 2013 to $7.0 million in the current period.
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2014 and 2013 were as follows:

Business Segment	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Reinsurance	41.4%	44.5%
Insurance	59.3%	60.7%
Total Loss Ratio	50.9%	52.6%
We also present, in the table below, loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined the major first quarter 2014 catastrophe losses as losses associated with winter storms in the U.S. and Japan and flood losses in the U.K. There were no major catastrophes in the first quarter of 2013.

The underlying changes in loss ratios by segment are shown in the tables below for the three months ended March 31, 2014 and 2013. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and related reinstatement premium adjustments.

For the Three Months Ended March 31, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	41.4%	(2.1)%	39.3%
Insurance	59.3%	(1.7)%	57.6%
Total	50.9%	(1.9)%	49.0%

For the Three Months Ended March 31, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.5%	—%	44.5%
Insurance	60.7%	—%	60.7%
Total	52.6%	—%	52.6%
Reserve releases in our reinsurance segment increased from $20.1 million in the first quarter of 2013 to $21.2 million in the current period. Favorable reserve development in our specialty, casualty and catastrophe reinsurance lines were the main contributors to the release. The insurance segment had a $7.0 million reserve release this quarter, due primarily to favorable development in property and casualty business lines. The release of $6.1 million in the comparative quarter of 2013 was due primarily to favorable development in property, casualty and financial and professional lines, but partially offset by strengthening in marine, energy and construction liability and our programs business.
Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate processes. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.1%	16.5%	17.2%	20.3%	15.8%	17.9%
General and administrative expense ratio(1)	11.8	12.3	14.7	11.8	13.6	14.8
Gross expense ratio	29.9	28.8	31.9	32.1	29.4	32.7
Effect of reinsurance	1.3	7.0	4.8	1.9	6.7	4.8
Total net expense ratio	31.2%	35.8%	36.7%	34.0%	36.1%	37.5%

(1)	The total group general and administrative expense ratio includes corporate expenses.
Policy acquisition expenses have increased by $7.4 million due primarily to growth in premiums written while the acquisition expense ratio has fallen by 0.7 percentage points due to lower reinsurance costs increasing net earned premiums and changes in the business mix.
General, administrative and corporate expenses increased by $9.0 million, including $3.0 million in non-recurring corporate expenses for the quarter compared to the first quarter of 2013 which is attributable to the growth in our premiums and increases in headcount, performance-related accruals and corporate costs. However, consistent with our growth in earned premium, the general, administrative and corporate expense ratio decreased overall by 0.1 percentage points.
Net investment income. Net investment income for the quarter of $49.5 million increased by 2.5% compared to $48.3 million in the first quarter of 2013 due primarily to increases in dividend income arising from our equity portfolio, which increased by $93.7 million as at March 31, 2014 compared to March 31, 2013.
Change in fair value of derivatives. In the three months ended March 31, 2014, we recorded a loss of $1.9 million (2013 — gain of $0.6 million) in respect of interest rate swaps due to declining interest rates and a gain of $3.0 million (2013 — loss of $4.8 million) in respect of foreign exchange contracts.

Income before tax. In the first quarter of 2014, income before tax was $124.2 million (2013 — $97.7 million) comprising the amounts set out in the table below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	($ in millions)
Underwriting income	$87.7	$63.0
Corporate expenses	(16.9)	(12.0)
Other (expenses)/income	(0.1)	0.5
Net investment income	49.5	48.3
Change in fair value of derivatives	1.1	(4.2)
Change in fair value of loan notes issued by variable interest entities	(3.4)	—
Realized and unrealized investment gains	17.9	16.3
Realized and unrealized investment (losses)	(4.3)	(1.1)
Net realized and unrealized foreign exchange gains	0.1	(5.4)
Interest expense	(7.4)	(7.7)
Income before tax	$124.2	$97.7
Taxes. Income tax expense for the three months ended March 31, 2014 was $3.8 million (2013 — $5.9 million) equating to an estimated effective tax rate of 3.1% (2013 — 6.0%). The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2014 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate was 23%, and decreased to 21% from April 1, 2014) and the U.S. (where the corporate tax rate is 34%).
Net income after tax. Net income after tax for the three months ended March 31, 2014 was $120.4 million, equivalent to basic earnings per share of $1.70 adjusted for the $9.5 million preference share dividends. Fully diluted earnings per ordinary share were $1.66. Net income after tax for the three months ended March 31, 2013 was $91.8 million, equivalent to basic earnings per ordinary share of $1.21 adjusted for the $8.6 million preference share dividend and fully diluted earnings per ordinary share of $1.15.
Investment gains. Realized and unrealized investment gains for the three months ended March 31, 2014 were $13.6 million (2013 — $15.2 million) comprising the amounts set out in the table below:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	($ in millions)
Net realized gains/(losses):
Fixed income maturities — Available for sale	$1.3	$6.1
Fixed income maturities — Trading	0.7	2.2
Equity securities — Available for sale	1.3	0.6
Equity securities — Trading	1.0	(0.3)
Net unrealized gains/(losses):
Fixed income maturities — Trading	7.6	(2.8)
Equity securities — Trading(1)	1.7	9.4
Total realized and unrealized investment gains	$13.6	$15.2

(1)
Excludes $0.3 million gain (March 31, 2013 — $4.1 million loss) of unrealized foreign exchange gains which are included in net realized and unrealized foreign exchange gains/losses in the statement of operations.

Other comprehensive income. Total other comprehensive income was $15.5 million (2013 — loss of $21.6 million), net of taxes, for the three months ended March 31, 2014. This is comprised of a $20.5 million gain in the net unrealized available for sale investment portfolio (2013 — $9.7 million net unrealized loss) largely attributable to the impact of rising interest rates on our bond portfolios, $0.2 million reclassification of net realized gains to net income (2013 — $6.5 million reclassified net realized losses), net unrealized losses in foreign currency translation of $4.8 million (2013 — $5.5 million net unrealized losses) and an amortization of loss on derivative contracts of $Nil (2013 — $0.1 million).
Dividends. As announced on April 23, 2014, the dividend on our ordinary shares increased from $0.18 per ordinary share to $0.20 per ordinary share. Dividends paid on our ordinary and preference shares in the three months ended March 31, 2014 were $21.2 million (2013 — $20.5 million).
Underwriting Results by Operating Segments — First Quarter
We are organized into two business segments: Reinsurance and Insurance. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. As previously stated, we announced on November 8, 2013 that our property and casualty insurance lines of business would be integrated into a combined property and casualty line. This includes the programs business, previously reported separately.
We have provided additional disclosures for corporate and other (non-underwriting) income and expenses in Note 5 of our unaudited condensed consolidated financial statements included in this report. Corporate and other income includes net investment income, net realized and unrealized investment gains or losses, corporate expenses, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, none of which are allocated to the business segments.
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2014 and 2013. The contributions of each segment to gross written premiums in the three months ended March 31, 2014 and 2013 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(% of total gross written premiums)
Reinsurance	55.2%	56.8%
Insurance	44.8	43.2
Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	($ in millions)
Reinsurance	$472.2	$439.6
Insurance	383.3	333.8
Total	$855.5	$773.4
Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative and engineering), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Gross written premiums. Gross written premiums in our reinsurance segment increased by 7.4% compared to the three months ended March 31, 2013. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2014 and 2013, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$168.8	$145.5	16.0%
Other property reinsurance	102.4	79.5	28.8%
Casualty reinsurance	113.3	125.3	(9.6)%
Specialty reinsurance	87.7	89.3	(1.8)%
Total	$472.2	$439.6	7.4%
The increase in property catastrophe premiums in the first quarter of 2014 is mainly attributable to the impact of our new capital markets team which has enabled us to increase line sizes. The increase in other property reinsurance is predominantly due to growth in our pro rata business which had a strong renewal season during the first quarter of 2014 across most regions. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior year premium estimates and planned reductions in some casualty lines.
Losses and loss adjustment expenses. The loss ratio for the three months ended March 31, 2014 was 41.4% compared to 44.5% in the equivalent period in 2013. The reduction in the loss ratio is primarily attributable to lower current year losses and increased reserve releases. In the first quarter of 2014, we experienced only $5.5 million of natural catastrophe losses in the quarter: $2.5 million of losses associated with U.S. storms and $3.0 million of losses associated with Japanese snow storms. The comparable quarter of 2013 was adversely affected by $6.6 million of satellite losses. There was a $1.1 million increase in prior year reserve releases from $20.1 million in the first quarter of 2013 to $21.2 million in the current period. Reserve releases for the quarter were mainly as a result of favorable development in the property catastrophe and specialty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $50.4 million for the three months ended March 31, 2014 equivalent to 18.9% of net premiums earned (2013 — $55.3 million or 21.5% of net premiums earned). The expenses in the prior year were adversely affected by increased profit commission accruals in our specialty and casualty lines. The general and administrative expense ratio of 12.3% decreased from 12.5% for the same period in 2013 due predominantly to an increase in net earned premiums in the quarter.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our insurance segment increased by 14.8% for the quarter from $333.8 million in the equivalent period in 2013. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2014 and 2013, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$176.3	$131.2	34.4%
Marine, aviation and energy insurance	131.7	136.8	(3.8)%
Financial and professional lines insurance	75.3	65.8	14.4%
Total	$383.3	$333.8	14.8%
The increase in gross written premium is mainly attributable to our U.K. and U.S. property and casualty lines and U.S. financial and professional lines.

Losses and loss adjustment expenses. The loss ratio for the quarter was 59.3% compared to 60.7% for the three months ended March 31, 2013, with the reduction due to lower current year losses and higher reserve releases. The loss ratio for the quarter has been adversely affected by $5.1 million of catastrophe losses associated with U.S. and U.K weather-related events. The comparative period in 2013 experienced no significant catastrophe losses, but was adversely affected by two large losses totaling $9.4 million in U.K. property and casualty. There has been a $0.9 million increase in prior year reserve releases from $6.1 million in the first quarter of 2013 to $7.0 million in the current quarter.
The reserve releases in the current quarter were mainly attributable to shorter-tail business lines, principally our U.S. and U.K. property, U.S. energy and inland marine lines. The release in the comparative quarter in 2013 was due to favorable loss development in our aviation, credit, political risk and terrorism risks lines as well as a small release in casualty lines.
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended March 31, 2014 increased marginally to 20.5% of net premiums earned compared to 19.4% in the first quarter of 2013 as a result of changes in business mix and some commission adjustments in our financial and professional lines written in the U.K. Our general and administrative expenses increased by $3.5 million to $45.9 million from $42.4 million in the first quarter of 2013 due to growth in our U.S. business but the expense ratio has reduced by 1.4 percentage points commensurate with the increase in net earned premium.

Cash and investments
As at March 31, 2014 and December 31, 2013, total cash and investments, including accrued interest receivable, were $8.5 billion and $8.3 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2014		As at December 31, 2013
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,014.7	12.0%	$1,020.4	12.4%
U.S. agency	245.2	2.9	269.1	3.2
Municipal	33.6	0.4	32.8	0.4
Corporate	2,154.1	25.4	2,069.4	24.9
Non-U.S. government-backed corporate	91.5	1.1	84.6	1.0
Foreign government	735.0	8.7	778.9	9.4
Asset-backed	130.0	1.5	122.3	1.4
Non-agency commercial mortgage-backed	56.8	0.7	62.6	0.8
Agency mortgage-backed	1,060.8	12.5	1,129.0	13.7
Total fixed income securities — available for sale	$5,521.7	65.2%	$5,569.1	67.2%
Fixed income securities — trading
U.S. government	16.8	0.2	22.0	0.3
U.S. agency	0.2	—	0.2	—
Municipal	1.2	—	1.1	—
Corporate	494.8	5.8	474.8	5.7
Foreign government	136.4	1.6	136.2	1.6
Asset-backed	12.3	0.1	12.8	0.1
Bank loans	72.7	0.9	69.1	0.8
Total fixed income securities — trading	$734.4	8.6%	$716.2	8.5%
Total other investments	8.7	0.1	48.0	0.6
Total catastrophe bonds — trading	18.0	0.2	5.8	0.1
Total equity securities — available for sale	147.4	1.7	149.5	1.8
Total equity securities — trading	360.4	4.2	310.9	3.7
Total short-term investments — available for sale	215.5	2.6	160.3	1.9
Total cash and cash equivalents	1,443.7	17.0	1,293.6	15.6
Total net (payable)/receivable for securities (purchased)/sold	(10.7)	(0.1)	1.1	—
Total accrued interest receivable	46.5	0.5	47.9	0.6
Total cash and investments	$8,485.6	100.0%	$8,302.4	100.0%
Fixed Income Maturities. As at March 31, 2014, the average credit quality of our fixed income portfolio was “AA-,” with 88.0% of the portfolio being rated “A” or higher. As at December 31, 2013, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
Our fixed income portfolio duration as at March 31, 2014 was 3.46 years compared to 3.50 years as at December 31, 2013 excluding the impact of the interest rate swaps, and 3.15 years including the impact of interest rate swaps (December 31, 2013 — 3.17 years). As of March 31, 2014, we invested $25.1 million in BB high yield bonds and $72.7 million in our U.S. Dollar bank loans trading portfolio. In August 2013, the Company invested in a $200.0 million BBB rated EMD portfolio, which is reported above in corporate and foreign government securities.

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at March 31, 2014:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,060.8	$1,060.8
Non-agency commercial	31.3	25.5	56.8
Total mortgage-backed securities	$31.3	$1,086.3	$1,117.6
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.
Equity Securities. In March 2011, we initiated an investment into a high quality global equity income strategy via direct investment. In January 2013, we increased our investment in our trading equities portfolio by an additional $200.0 million. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio targets high quality global equity securities with attractive dividend yields. In early March 2014, we increased our investment in equities by $40 million in a new minimum volatility equity portfolio. Our overall portfolio strategy remains focused on high quality fixed income investments. The total investment return from the available for sale and trading equity portfolios for the three months ended March 31, 2014 and 2013 are as follows:

	For the Three Months Ended
Available for Sale Equity Portfolio	March 31, 2014	March 31, 2013
	($ in millions)
Dividend income	$1.5	$1.7
Realized investment gains	1.3	0.6
Change in net unrealized gains, gross of tax	0.6	18.1
Realized foreign exchange (losses)	—	(0.2)
Unrealized foreign exchange (losses)	—	(3.7)
Total investment return from the available for sale equity portfolio	$3.4	$16.5

	For the Three Months Ended
Trading Equity Portfolio	March 31, 2014	March 31, 2013
	($ in millions)
Dividend income	$3.9	$1.6
Realized investment gains/(losses)	1.0	(0.3)
Change in net unrealized gains, gross of tax	1.6	9.4
Realized foreign exchange (losses)	—	—
Unrealized foreign exchange gains/(losses)	0.3	(4.1)
Total investment return from the trading equity portfolio	$6.8	$6.6
Interest rate swaps. We continue to maintain our $1.0 billion interest rate swaps program to partially mitigate the negative impact of rising interest rates on the market value of our fixed income portfolio. During the quarter our interest rate swap position was down $1.9 million which consisted of a $4.3 million mark to market gain less $6.2 million of net interest payments. As at March 31, 2014, our interest-rate swap position reduced the duration of the fixed-income portfolio from 3.46 years to 3.15 years and the duration of the aggregate portfolio from 2.83 years to 2.57 years.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at March 31, 2014. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at March 31, 2014 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$9.9	$—	$—	$—	$—	$9.9	0.9%
Belgium	—	—	30.6	—	—	11.4	42.0	3.8
Denmark	2.6	—	—	0.7	—	—	3.3	0.3
Finland	22.4	—	—	—	—	5.2	27.6	2.5
France	—	31.2	20.9	2.8	—	34.2	89.1	8.1
Germany	72.7	25.0	50.9	3.3	0.6	9.2	161.7	14.7
Ireland	—	—	—	—	1.0	—	1.0	0.1
Italy	—	—	—	—	—	6.6	6.6	0.6
Luxembourg	—	—	—	0.3	1.0	—	1.3	0.1
Netherlands	—	66.3	9.1	0.7	1.5	—	77.6	7.0
Norway	5.7	16.3	—	—	—	4.2	26.2	2.4
Spain	—	—	—	2.2	—	—	2.2	0.2
Sweden	3.0	19.5	—	1.0	—	20.5	44.0	4.0
Switzerland	12.6	44.0	31.4	3.4	—	56.7	148.1	13.5
United Kingdom	14.5	234.6	91.6	35.3	2.0	82.2	460.2	41.8
Total European Exposures	$133.5	$446.8	$234.5	$49.7	$6.1	$230.2	$1,100.8	100.0%

European Fixed Income & Equity Exposures. As at March 31, 2014, we had $1,100.8 million, or 13.0% of our total cash and investments, invested in European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish and Italian corporate bonds and equities.
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

	As at March 31, 2014 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$3.2	$—	$6.7	$—	$—	$—	$—	$—	$—	$—	$9.9	$0.1
Belgium	—	—	—	—	—	—	30.6	—	11.4	—	42.0	1.8
Denmark	—	—	—	—	2.6	—	0.7	—	—	—	3.3	—
Finland	13.9	—	—	—	8.5	—	—	—	5.2	—	27.6	1.1
France	—	—	5.3	26.0	—	—	23.7	—	34.1	—	89.1	6.4
Germany	20.1	5.6	39.9	11.0	21.2	—	57.2	—	6.7	—	161.7	3.7
Ireland	—	—	—	—	—	—	—	—	—	1.0	1.0	—
Italy	—	—	—	—	—	—	—	—	6.6	—	6.6	0.3
Luxembourg	—	—	—	—	—	—	0.3	—	—	1.0	1.3	—
Netherlands	12.7	—	—	30.1	—	6.7	26.6	—	—	1.5	77.6	1.2
Norway	—	—	—	26.2	—	—	—	—	—	—	26.2	1.0
Spain	—	—	—	—	—	—	2.2	—	—	—	2.2	—
Sweden	—	—	—	7.6	3.0	12.9	—	—	20.5	—	44.0	4.1
Switzerland	8.8	—	—	—	—	13.5	65.3	3.8	56.7	—	148.1	13.5
United Kingdom	212.6	0.7	12.5	2.3	—	17.8	115.8	14.3	82.2	2.0	460.2	9.7
Total European Exposures	$271.3	$6.3	$64.4	$103.2	$35.3	$50.9	$322.4	$18.1	$223.4	$5.5	$1,100.8	$42.9

Reserves for Losses and Loss Adjustment Expenses
As of March 31, 2014, we had total net loss and loss adjustment expense reserves of $4,408.6 million (December 31, 2013 — $4,346.2 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at March 31, 2014 and December 31, 2013, respectively:

	As at March 31, 2014
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,683.9	$(57.6)	$2,626.3
Insurance	2,076.8	(294.5)	1,782.3
Total losses and loss expense reserves	$4,760.7	$(352.1)	$4,408.6

	As at December 31, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,707.0	$(60.2)	$2,646.8
Insurance	1,971.9	(272.5)	1,699.4
Total losses and loss expense reserves	$4,678.9	$(332.7)	$4,346.2
For the three months ended March 31, 2014, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $28.2 million. An analysis of this reduction by business segment is as follows for each of the three months ended March 31, 2014 and 2013:

	For the Three Months Ended
Business Segment	March 31, 2014	March 31, 2013
	($ in millions)
Reinsurance	$21.2	$20.1
Insurance	7.0	6.1
Total losses and loss expense reserves reductions	$28.2	$26.2
The key elements which gave rise to the net positive development during the three months ended March 31, 2014 were as follows:
Reinsurance. Net reserve releases of $21.2 million in the current quarter were attributable to our specialty, casualty and property catastrophe reinsurance lines. The largest releases in the quarter were $16.0 million from specialty reinsurance due to a combination of a reduction in 2011 prior claim estimates, mainly from short-tail lines and the final settlement of a large contract. In addition, there was a $4.6 million reduction from casualty reinsurance lines due to favorable development.
Insurance. Net reserve releases of $7.0 million in the current quarter were mainly attributable to shorter-tail business lines, principally our U.S. and U.K. property, U.S. energy and inland marine lines.
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
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses,” included in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Capital Management
The following table shows our capital structure as at March 31, 2014 compared to December 31, 2013:

	As at March 31, 2014	As at December 31, 2013
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,831.2	$2,744.0
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.0	549.0
Loan notes issued by variable interest entities	53.4	50.0
Total capital	$3,989.4	$3,898.8
As at March 31, 2014, total shareholders’ equity was $3,386.8 million compared to $3,299.6 million at December 31, 2013. Our total shareholders’ equity as at March 31, 2014 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2013 — $555.8 million).
On April 24, 2013, we announced a 5.9% increase in our normal quarterly dividend to our ordinary shareholders from $0.17 per share to $0.18 per ordinary share, and a further 11.1% increase to $0.20 per ordinary share was approved on April 23, 2014.
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
We acquired and cancelled 770,505 ordinary shares for the three months ended March 31, 2014. The total consideration paid was $30.9 million and the average price was $40.08. As at March 31, 2014, we had $193.3 million remaining under our current share repurchase authorization.
The amount outstanding under our senior notes, as of March 31, 2014, less amortization of expenses was $549.0 million (December 31, 2013 — $549.0 million). In addition to the senior debt issued by Aspen Holdings, we have also reported $53.4 million of debt issued by Silverton (December 31, 2013 — $50.0 million). Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at March 31, 2014, this ratio was 15.1% (December 31, 2013 — 15.4%). Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 29.0% as of March 31, 2014 (December 31, 2013 — 29.6%).
Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,386.8 million as at March 31, 2014 (December 31, 2013 — $3,299.6 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all of our preference shares are listed on the New York Stock Exchange.
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
As at March 31, 2014, Aspen Holdings held $111.4 million of cash and cash equivalents (December 31, 2013 — $94.2 million) with the increase due to the receipt of dividend income from subsidiary companies less a total of $30.9 million of ordinary share repurchases in the three months ended March 31, 2014. Management considers the current cash and cash equivalents, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described under “Credit Facility” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a prior “non-objection”  to all future dividend payments made by Aspen U.K.   For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 15 of the “Notes to the Audited Consolidated Financial Statements” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange.
Operating Subsidiaries. As of March 31, 2014, the Operating Subsidiaries held $1,462.0 million (December 31, 2013 — $1,150.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2014 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at March 31, 2014 and December 31, 2013:

	As at March 31, 2014	As at December 31, 2013
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$726.7	$685.8
Third party	2,209.7	2,236.4
Letters of credit / guarantees	840.1	830.4
Total restricted assets	$3,776.5	$3,752.6
Total as percent of cash and invested assets	44.7%	45.5%
For more information on these arrangements, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Consolidated Cash Flows for the Three Months Ended March 31, 2014. Total net cash flow from operations was $211.9 million, an increase of $108.4 million from the comparative period last year. The increase is mainly attributable to reduced claim payments made in the first three months of 2014 in respect of 2013 compared to claim payments made in the first three months of 2013 in respect of 2012. For the three months ended March 31, 2014, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
Credit Facility. On June 12, 2013, we and certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among us, certain of our subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility will be used to finance our working capital needs and those of our subsidiaries, for letters of credit in connection with our insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of March 31, 2014, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.
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
Under the credit facility, we must not permit (a) consolidated tangible net worth to be less than approximately $2,428.6 million plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2013, (b) the ratio of our total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than B++ from A.M. Best. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: incur indebtedness; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. In addition, the credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. Our credit facility also contains customary provisions in respect of successor companies resulting from mergers and acquisitions assuming obligations thereunder.
Letters of Credit Facility. We have a $650.0 million letter of credit facility between Aspen Bermuda and Citibank Europe PLC. As at March 31, 2014, we had $498.9 million of outstanding collateralized letters of credit under this facility compared to $516.8 million at December 31, 2013.
Aspen U.K. and Aspen Bermuda have a $100.0 million secured letter of credit facility agreement with Barclays Bank PLC. As at March 31, 2014, we had $18.7 million of outstanding collateralized letters of credit under this facility (December 31, 2013 — $18.9 million).
Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of March 31, 2014:

	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.6	$12.6	$8.6	$7.5	$6.2	$7.1	$48.6
Long-Term Debt Obligations(1)	—	—	—	—	—	550.0	550.0
Reserves for losses and LAE(2)	1,269.6	989.0	668.0	471.9	334.1	1,028.1	4,760.7
Total	$1,276.2	$1,001.6	$676.6	$479.4	$340.3	$1,585.2	$5,359.3

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $50.0 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated (relevant in particular to longer-tail lines), thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2013 Annual Report on Form 10-K under Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses.”
Further information on operating leases is given in Item 2, “Properties” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
For a discussion of derivative instruments we have entered into, please see Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2014 included in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As of March 31, 2014, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
Cautionary Statement Regarding Forward-Looking Statements
This Form 10-Q contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “plan,” “estimate,” “project,” “outlook,” “trends,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events and are subject to a number of uncertainties and other factors, many of which are outside Aspen’s control that could cause actual results to differ materially from such statements.
Forward-looking statements do not reflect the potential impact of any future collaboration, acquisition, merger, disposition, joint venture or investments that Aspen may enter into or make, and the risks, uncertainties and other factors relating to such statements might also relate to the counterparty in any such transaction if entered into or made by Aspen.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the following:

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

•
changes in the total industry losses, or our share of total industry losses, resulting from past events such as the various catastrophes that occurred in the first quarter of 2014, the German hailstorms, floods and other catastrophes in 2013, Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010 and 2011, and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

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
As at March 31, 2014, our fixed income portfolio had an approximate duration of 3.46 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	6,979.2	6,862.5	6,745.8	6,629.1	6,512.4
Gain/(loss) $ in millions	233.4	116.7	—	(116.7)	(233.4)
Percentage of portfolio	3.5%	1.7%	—%	(1.7)%	(3.5)%
Equity risk. We have invested in equity securities which had a fair market value of $507.8 million as at March 31, 2014, equivalent to 6.0% of the total of investments, cash and cash equivalents at that date (December 31, 2013 — $460.4 million, 5.6%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As of March 31, 2014, 71.6% (December 31, 2013 — 82.1%) of our cash, cash equivalents and investments were held in U.S. Dollars, 11.4% (December 31, 2013 — 7.6%) were in British Pounds and 17.0% (December 31, 2013 — 10.3%) were in other currencies. For the three months ended March 31, 2014, 23.1% (December 31, 2013 — 16.4%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2014.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2014 would have impacted our net reportable British Pound net assets by approximately $5 million for the three months ended March 31, 2014 (March 31, 2013 — approximately $10 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the three months ended March 31, 2014, the impact of foreign currency contracts on net income was a gain of $3.0 million (2013 — loss of $4.8 million).

Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2014, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2013 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “Baa1” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2014. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

The risk factors set forth below supplement the risk factors disclosed in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to the below risk factors and other information set forth in this report, you should carefully consider the various risks and uncertainties contained in Part I, Item IA “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Anti-takeover provisions in our bye-laws, our shareholder rights plan and laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider desirable and may make it more difficult to replace members of our Board of Directors.
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
For example, our bye-laws contain the following provisions that could have such an effect:
•election of directors is staggered, meaning that members of only one of three classes of directors are elected each year;
•directors serve for a term of three years (unless aged 70 years or older);

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

Further, our Board of Directors has adopted a shareholder rights plan, which, in general terms, works by imposing a significant penalty upon any person or group that acquires 10% or more of our outstanding ordinary shares (15% in the case of passive institutional investors) without the approval of the Board of Directors. The Board of Directors considered that some oppose the shareholder rights plan because of the view that it can delay or discourage a takeover attempt or make an unsolicited takeover of the Company more difficult. However, the Board of Directors adopted the plan and considered it to be in the best interests of the Company and its shareholders because the plan is designed to deter abusive tactics in any proposed takeover, to ensure that shareholders receive fair and equal treatment in any proposed takeover of the Company and to ensure that any transaction would appropriately reward our shareholders and be beneficial to our Company.
In addition, as described under Part I, Item 1, “Business — Regulatory Matters” in our Annual Report on Form 10-K for the year ended December 31, 2013, prospective shareholders are required to notify our regulators on becoming “controllers” of any of our Operating Subsidiaries through ownership of Aspen Holdings shares above certain thresholds, typically 10% of outstanding shares. Some regulators, such as the PRA, require their approval prior to such shareholder becoming a “controller.” Other regulators may serve a notice of objection or are entitled to injunctive relief.
There can be no assurance that the applicable regulatory body would agree that a shareholder who owned greater than 10% of our ordinary shares did not, because of the limitation on the voting power of such shares, control the applicable Operating Subsidiary. Furthermore, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” above, any change of control would be an event of default under our credit facilities.
Endurance’s unsolicited proposal, and any future unsolicited proposals, may be disruptive to our business and may negatively impact our results of operations.
On April 14, 2014, Endurance Specialty Holdings Ltd. announced an unsolicited conditional proposal for our outstanding ordinary shares. Unsolicited proposals can create a significant distraction for management and may require that significant time, resources and costs are expended. Moreover, the hostile and unsolicited nature of the current proposal may cause uncertainty which could negatively impact our results of operations and strategic initiatives. Certain of our officers, including our named executive officers, have change in control/severance provisions in their employment arrangements with us. These retention and change in control arrangements are designed to mitigate this risk but may, ultimately, not be adequate to allow us to retain critical employees during a time when a change in control is being proposed or is imminent.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended March 31, 2014 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1, 2014 to January 31, 2014	542,805	$40.74	542,805	$202.0
February 1, 2014 to February 28, 2014	227,700	$38.50	227,700	$193.3
March 1, 2014 to March 31, 2014	—	$—	—	$—
Total	770,505	$40.08	770,505	$193.3

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None

Item 5. Other Information
None.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description

10.1	Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan, filed with this report.
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and John Worth, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2014 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2014 and 2013; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	May 1, 2014	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	May 1, 2014	By:	/s/ John Worth
John Worth
Chief Financial Officer