Form 10-Q
period 2014-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2014-11-07
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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
As of October 31, 2014, there were 62,232,928 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2014 and December 31, 2013	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2014 and 2013	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	65
Item 4.	Controls and Procedures	66
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	68
Item 1A.	Risk Factors	68
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	68
Item 3.	Defaults Upon Senior Securities	68
Item 4.	Mine Safety Disclosures	68
Item 5.	Other Information	68
Item 6.	Exhibits	69
SIGNATURES		70
CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2014 and December 31, 2013
($ in millions, except share and per share amounts)

	As at September 30, 2014	As at December 31, 2013
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,353.6 and $5,449.9)	$5,497.8	$5,569.1
Fixed income securities, trading at fair value (amortized cost — $761.5 and $712.1)	774.1	716.2
Equity securities, available for sale at fair value (cost — $93.9 and $112.2)	125.9	149.5
Equity securities, trading at fair value (cost — $490.2 and $281.6)	521.1	310.9
Short-term investments, available for sale at fair value (amortized cost — $307.2 and $160.3)	307.2	160.3
Short-term investments, trading at fair value (amortized cost — $7.0 and $Nil)	7.0	—
Catastrophe bonds, trading at fair value (cost — $31.6 and $5.8)	32.2	5.8
Other investments, equity method	8.7	48.0
Total investments	7,274.0	6,959.8
Cash and cash equivalents (including $81.1 and $50.0 within consolidated variable interest entities)	1,289.1	1,293.6
Reinsurance recoverables
Unpaid losses	384.7	332.7
Ceded unearned premiums	229.8	151.9
Receivables
Underwriting premiums	1,105.3	999.0
Other	92.0	90.3
Funds withheld	47.5	46.5
Deferred policy acquisition costs	301.6	262.2
Derivatives at fair value	7.0	7.0
Receivable for securities sold	1.6	5.2
Office properties and equipment	64.4	60.1
Deferred taxation	4.0	1.6
Other assets	10.4	2.2
Intangible assets	18.2	18.4
Total assets	$10,829.6	$10,230.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2014 and December 31, 2013
($ in millions, except share and per share amounts)

	As at September 30, 2014	As at December 31, 2013
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,787.3	$4,678.9
Unearned premiums	1,508.7	1,280.6
Total insurance reserves	6,296.0	5,959.5
Payables
Reinsurance premiums	146.8	88.2
Current taxation	25.7	15.7
Accrued expenses and other payables	290.3	265.6
Liabilities under derivative contracts	12.7	2.9
Total payables	475.5	372.4
Loan notes issued by variable interest entities, at fair value	64.5	50.0
Long-term debt	549.1	549.0
Total liabilities	$7,385.1	$6,930.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
63,349,858 shares of par value 0.15144558¢ each (December 31, 2013 — 65,546,976)	$0.1	0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2013 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2013 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2013 — 6,400,000)	—	—
Non-controlling interest	(0.3)	(0.3)
Additional paid-in capital	1,186.4	1,297.4
Retained earnings	2,005.6	1,783.3
Accumulated other comprehensive income, net of taxes	252.7	219.1
Total shareholders’ equity	3,444.5	3,299.6
Total liabilities and shareholders’ equity	$10,829.6	$10,230.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues
Net earned premium	$610.4	$544.3	$1,793.1	$1,599.2
Net investment income	48.0	45.0	143.6	139.2
Realized and unrealized investment gains	1.1	23.6	53.6	54.3
Other income	1.0	1.6	4.8	3.6
Total revenues	660.5	614.5	1,995.1	1,796.3
Expenses
Losses and loss adjustment expenses	342.7	290.2	967.9	892.3
Amortization of deferred policy acquisition costs	115.5	110.5	336.4	322.3
General, administrative and corporate expenses	119.8	98.9	324.2	273.2
Interest on long-term debt	7.4	7.7	22.1	23.2
Change in fair value of derivatives	5.1	(6.6)	8.6	0.5
Change in fair value of loan notes issued by variable interest entities	8.5	—	14.5	—
Realized and unrealized investment losses	1.3	5.9	8.9	28.0
Net realized and unrealized foreign exchange (gains)/losses	21.2	(2.4)	10.4	7.1
Other expenses	0.3	—	2.2	0.6
Total expenses	621.8	504.2	1,695.2	1,547.2
Income from operations before income tax	38.7	110.3	299.9	249.1
Income tax expense	(1.3)	(2.9)	(11.3)	(9.8)
Net income	$37.4	$107.4	$288.6	$239.3
Add: loss attributable to non-controlling interest	0.1	0.3	—	0.3
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$37.5	$107.7	$288.6	$239.6
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	$(3.6)	$(8.3)	$(5.9)	$(20.7)
Change in net unrealized gains/(losses) on available for sale securities held	(29.4)	4.8	28.6	(138.6)
Amortization of loss on derivative contract	—	—	—	0.2
Change in foreign currency translation adjustment	(3.3)	3.4	14.7	(21.0)
Other comprehensive income/(loss), gross of tax	(36.3)	(0.1)	37.4	(180.1)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.1	0.1	0.2	0.5
Change in net unrealized (losses)/gains on available for sale securities held	2.0	(0.4)	(4.0)	11.3
Total tax on other comprehensive income/(loss)	2.1	(0.3)	(3.8)	11.8
Other comprehensive income/(loss), net of tax	(34.2)	(0.4)	33.6	(168.3)
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$3.3	$107.3	$322.2	$71.3
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	65,116,463	66,716,202	65,283,681	67,302,857
Diluted	66,513,009	68,561,515	66,598,680	69,959,474
Basic earnings per ordinary share adjusted for preference share dividends	$0.43	$1.47	$3.99	$3.06
Diluted earnings per ordinary share adjusted for preference share dividends	$0.42	$1.43	$3.91	$2.95
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2014	2013
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	(0.3)	0.2
Net change attributable to non-controlling interest for the period	—	(0.3)
End of the period	(0.3)	(0.1)
Additional paid-in capital
Beginning of the period	1,297.4	1,516.7
New ordinary shares issued	1.9	16.7
Ordinary shares repurchased and canceled	(120.9)	(294.9)
Preference shares issued	—	270.4
PIERS redeemed and canceled	—	(230.0)
PIERS redemption (1)	—	7.1
Share-based compensation	8.0	11.6
End of the period	1,186.4	1,297.6
Retained earnings
Beginning of the period	1,783.3	1,544.0
Net income for the period	288.6	239.3
Dividends on ordinary shares	(37.9)	(36.0)
Dividends on preference shares	(28.4)	(26.1)
PIERS redemption (1)	—	(7.1)
Net profit attributable to non-controlling interest for the period	—	0.3
End of the period	2,005.6	1,714.4
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	88.6	112.7
Change for the period, net of income tax	14.7	(21.0)
End of the period	103.3	91.7
Loss on derivatives, net of taxes:
Beginning of the period	—	(0.5)
Reclassification to interest on long-term debt	—	0.2
End of the period	—	(0.3)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	130.5	315.2
Change for the period, net of taxes	18.9	(147.5)
End of the period	149.4	167.7
Total accumulated other comprehensive income, net of taxes	252.7	259.1

Total shareholders’ equity	$3,444.5	$3,271.1

(1)
The $7.1 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the 5.625% Perpetual Preferred Income Equity Replacement Securities (“PIERS”), net of the original issuance costs, and the final redemption of $230.0 million of the PIERS on May 30, 2013.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$288.6	$239.3
Proportion due to non-controlling interest	—	0.3
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23.9	27.3
Share-based compensation	8.0	11.6
Realized and unrealized investment (gains)	(53.6)	(54.3)
Realized and unrealized investment losses	8.9	28.0
Change in fair value of loan notes issued by variable interest entities	14.5	—
Net realized and unrealized investment foreign exchange losses	31.3	11.5
Loss on derivative contracts	—	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	87.3	(46.3)
Unearned premiums	226.0	212.5
Reinsurance recoverables:
Unpaid losses	(49.0)	54.8
Ceded unearned premiums	(76.7)	(57.6)
Other receivables	(10.5)	7.2
Deferred policy acquisition costs	(39.4)	(39.1)
Reinsurance premiums payable	32.8	26.3
Funds withheld	(0.9)	36.6
Premiums receivable	(106.7)	(39.3)
Deferred taxes	(1.4)	7.8
Income tax payable	10.0	(4.1)
Accrued expenses and other payable	76.4	33.2
Fair value of derivatives and settlement of liabilities under derivatives	9.8	(8.4)
Long-term debt	0.1	0.1
Intangible assets	0.1	(0.1)
Other assets	(3.2)	(14.5)
Net cash generated by operating activities	$476.3	$433.0
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,440.9)	$(1,748.6)
(Purchases) of fixed income securities — Trading	(553.6)	(555.5)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,496.9	1,564.4
Proceeds from sales and maturities of fixed income securities — Trading	515.7	276.3
(Purchases) of equity securities — Available for sale	—	(2.5)
(Purchases) of equity securities — Trading	(240.1)	(275.4)
Net (purchases) of catastrophe bonds — Trading	(26.0)	—
Proceeds from sales of equity securities — Available for sale	27.7	61.8
Proceeds from sales of equity securities — Trading	36.0	15.1
Net (purchases)/sales of short-term investments — Available for sale	(151.0)	273.5
Net (purchases)/sales of short-term investments — Trading	(7.0)	2.2
Net change in receivable for securities sold	12.8	5.6
Net proceeds from other investments	37.3	—
Purchase/(sale) of equipment	(9.6)	(10.1)
Net cash (used in) investing activities	(301.8)	(393.2)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	1.9	16.7
Proceeds from the issuance of preference shares, net of issuance costs	—	270.4
PIERS repurchased and cancelled	—	(230.0)
Ordinary shares repurchased	(120.9)	(294.9)
Dividends paid on ordinary shares	(37.9)	(36.0)
Dividends paid on preference shares	(28.4)	(26.1)
Net cash (used in) financing activities	(185.3)	(299.9)

Effect of exchange rate movements on cash and cash equivalents	6.3	(5.2)

Increase/(decrease) in cash and cash equivalents	(4.5)	(265.3)
Cash and cash equivalents at beginning of period	1,293.6	1,463.6
Cash and cash equivalents at end of period	$1,289.1	$1,198.3

Supplemental disclosure of cash flow information:
Net cash paid/(received) during the period for income tax	$7.2	$7.3
Cash paid during the period for interest	$21.9	$22.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). We have also established Aspen Capital Management, Ltd and other related entities (“ACM”) which are used to leverage our existing franchise and underwriting expertise to offer investors access to diversified products. In such regard, Silverton Re Ltd. (“Silverton”), a Bermuda domiciled special purpose insurer, was established in 2013 to attract third-party capital and to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. References to the “Company,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ended December 31, 2014. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
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
Accounting Pronouncements Not Yet Adopted

On August 5, 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity" which addresses the measurement difference in both the initial consolidation and the subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. ASU 2014-13 is effective for fiscal years beginning after December 15, 2015 and interim periods beginning after December 15, 2015. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

On August 8, 2014, the FASB issued ASU 2014-14, “Receivables - Troubled debt restructuring by creditors (Subtopic 310-40)" which reduces diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. ASU 2014-14 is effective for fiscal years beginning after December 15, 2014 and interim periods beginning after December 15, 2014. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 204-40)" which provides US GAAP guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and interim periods beginning after December 15, 2016. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2014 and 2013:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$3.9	$8.6	Realized and unrealized investment gains
Realized (losses) on sale of securities	(0.3)	(0.3)	Realized and unrealized investment losses
	3.6	8.3	Income from operations before income tax
Tax on net realized gains of securities	(0.1)	(0.1)	Income tax expense
	$3.5	$8.2	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$—	$4.8	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	(1.1)	Income tax expense
	$—	$3.7	Net income
Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$—	$—	Interest expense
	$—	$—	Net income
Total reclassifications from AOCI to the statement of operations, net of tax	$3.5	$11.9	Net income

	Amount Reclassified from AOCI
Details about the AOCI Components	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$10.6	$21.2	Realized and unrealized investment gains
Realized (losses) on sale of securities	(4.7)	(0.5)	Realized and unrealized investment losses
	5.9	20.7	Income from operations before tax
Tax on net realized gains of securities	(0.2)	(0.5)	Income tax expense
	$5.7	$20.2	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$—	$0.5	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	(0.1)	Income tax expense
	$—	$0.4	Net income
Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$—	$(0.2)	Interest expense
	$—	$(0.2)	Net income
Total reclassifications from AOCI to the statement of operations, net of tax	$5.7	$20.4	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions, except share and per share amounts)

Net income	$37.4	$107.4	$288.6	$239.3
Preference share dividends	(9.5)	(9.5)	(28.4)	(26.1)
Change in redemption value (1)	—	—	—	(7.1)
Net profit attributable to non-controlling interest	0.1	0.3	—	0.3
Basic and diluted net income available to ordinary shareholders	28.0	98.2	260.2	206.4
Ordinary shares:
Basic weighted average ordinary shares	65,116,463	66,716,202	65,283,681	67,302,857
Weighted average effect of dilutive securities(2)	1,396,546	1,845,313	1,314,999	2,656,617
Total diluted weighted average ordinary shares	66,513,009	68,561,515	66,598,680	69,959,474
Earnings per ordinary share:
Basic	$0.43	$1.47	$3.99	$3.06
Diluted	$0.42	$1.43	$3.91	$2.95

(1)
The $7.1 million reduction in the net income available to ordinary shareholders is the difference between the capital raised upon issuance of the PIERS, net of the original issuance costs, and the final redemption of $230.0 million of the PIERS on May 30, 3013.

(2)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 14, in addition to the PIERS that were fully redeemed on May 30, 2013.

Dividends. On October 29, 2014, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.20	December 2, 2014	November 13, 2014
7.401% preference shares	$0.462563	January 1, 2015	December 15, 2014
7.250% preference shares	$0.4531	January 1, 2015	December 15, 2014
5.95% preference shares	$0.3719	January 1, 2015	December 15, 2014

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative and engineering), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture and other specialty). ACM forms part of our property catastrophe reinsurance line of business as it currently focuses entirely on property catastrophe business through the use of alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. As previously stated our property and casualty insurance lines of business were integrated into a combined property and casualty line effective November 8, 2013. This includes the programs business, previously reported separately. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$256.9	$395.6	$652.5
Net written premiums	250.9	326.4	577.3
Gross earned premiums	291.0	403.9	694.9
Net earned premiums	279.6	330.8	610.4
Underwriting Expenses
Losses and loss adjustment expenses	132.0	210.7	342.7
Amortization of deferred policy acquisition costs	52.1	63.4	115.5
General and administrative expenses	38.4	45.6	84.0
Underwriting income	$57.1	$11.1	68.2
Corporate expenses			(35.8)
Net investment income			48.0
Realized and unrealized investment gains			1.1
Realized and unrealized investment losses			(1.3)
Change in fair value of loan notes issued by variable interest entities			(8.5)
Change in fair value of derivatives			(5.1)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(21.2)
Other income			1.0
Other expenses			(0.3)
Income before tax			$38.7

Net reserves for loss and loss adjustment expenses	$2,554.2	$1,848.4	$4,402.6
Ratios
Loss ratio	47.2%	63.7%	56.1%
Policy acquisition expense ratio	18.6	19.2	18.9
General and administrative expense ratio	13.7	13.8	19.6	(1)
Expense ratio	32.3	33.0	38.5
Combined ratio	79.5%	96.7%	94.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended September 30, 2013
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$219.5	$362.1	$581.6
Net written premiums	218.4	323.6	542.0
Gross earned premiums	268.6	356.5	625.1
Net earned premiums	255.7	288.6	544.3
Underwriting Expenses
Losses and loss adjustment expenses	122.2	168.0	290.2
Amortization of deferred policy acquisition costs	49.1	61.4	110.5
General and administrative expenses	34.6	49.5	84.1
Underwriting income	$49.8	$9.7	59.5
Corporate expenses			(14.8)
Net investment income			45.0
Realized and unrealized investment gains			23.6
Realized and unrealized investment losses			(5.9)
Change in fair value of derivatives			6.6
Interest expense on long term debt			(7.7)
Net realized and unrealized foreign exchange gains			2.4
Other income			1.6
Other expenses			—
Income before tax			$110.3

Net reserves for loss and loss adjustment expenses	$2,718.0	$1,555.4	$4,273.4
Ratios
Loss ratio	47.8%	58.2%	53.3%
Policy acquisition expense ratio	19.2	21.3	20.3
General and administrative expense ratio	13.5	17.2	18.2	(1)
Expense ratio	32.7	38.5	38.5
Combined ratio	80.5%	96.7%	91.8%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,027.5	$1,259.8	$2,287.3
Net written premiums	980.4	980.8	1,961.2
Gross earned premiums	859.2	1,182.0	2,041.2
Net earned premiums	825.1	968.0	1,793.1
Underwriting Expenses
Losses and loss adjustment expenses	367.4	600.5	967.9
Amortization of deferred policy acquisition costs	152.3	184.1	336.4
General and administrative expenses	107.0	142.6	249.6
Underwriting income	$198.4	$40.8	239.2
Corporate expenses			(74.6)
Net investment income			143.6
Realized and unrealized investment gains			53.6
Realized and unrealized investment losses			(8.9)
Change in fair value of loan notes issued by variable interest entities			(14.5)
Change in fair value of derivatives			(8.6)
Interest expense on long term debt			(22.1)
Net realized and unrealized foreign exchange (losses)			(10.4)
Other income			4.8
Other expenses			(2.2)
Income before tax			$299.9

Net reserves for loss and loss adjustment expenses	$2,554.2	$1,848.4	$4,402.6
Ratios
Loss ratio	44.5%	62.0%	54.0%
Policy acquisition expense ratio	18.5	19.0	18.8
General and administrative expense ratio	13.0	14.7	18.1	(1)
Expense ratio	31.5	33.7	36.9
Combined ratio	76.0%	95.7%	90.9%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Nine Months Ended September 30, 2013
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$957.7	$1,084.6	$2,042.3
Net written premiums	907.5	844.2	1,751.7
Gross earned premiums	828.9	1,000.7	1,829.6
Net earned premiums	788.2	811.0	1,599.2
Underwriting Expenses
Losses and loss adjustment expenses	394.9	497.4	892.3
Amortization of deferred policy acquisition costs	161.0	161.3	322.3
General and administrative expenses	97.2	134.0	231.2
Underwriting income	$135.1	$18.3	153.4
Corporate expenses			(42.0)
Net investment income			139.2
Realized and unrealized investment gains			54.3
Realized and unrealized investment losses			(28.0)
Change in fair value of derivatives			(0.5)
Interest expense on long term debt			(23.2)
Net realized and unrealized foreign exchange (losses)			(7.1)
Other income			3.6
Other expenses			(0.6)
Income before tax			$249.1

Net reserves for loss and loss adjustment expenses	$2,718.0	$1,555.4	$4,273.4
Ratios
Loss ratio	50.1%	61.3%	55.8%
Policy acquisition expense ratio	20.4	19.9	20.2
General and administrative expense ratio	12.3	16.5	17.1	(1)
Expense ratio	32.7	36.4	37.3
Combined ratio	82.8%	97.7%	93.1%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$37.6	$38.2	$113.4	$117.2
Fixed income securities — Trading	6.6	5.3	19.8	13.4
Short-term investments — Available for sale	0.4	0.3	1.0	1.9
Fixed term deposits (included in cash and cash equivalents)	0.5	0.7	2.4	3.4
Equity securities — Available for sale	1.0	1.2	3.5	4.7
Equity securities — Trading	3.5	1.8	10.5	5.5
Catastrophe bonds — Trading	0.5	—	0.9	—
Total	$50.1	$47.5	$151.5	$146.1
Investment expenses	(2.1)	(2.5)	(7.9)	(6.9)
Net investment income	$48.0	$45.0	$143.6	$139.2

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$1.7	$6.9	$8.1	$15.7
Fixed income securities — gross realized (losses)	(1.0)	(5.6)	(5.5)	(6.8)
Equity securities — gross realized gains	4.2	6.3	9.7	13.8
Trading:
Fixed income securities — gross realized gains	1.9	0.8	6.6	6.6
Fixed income securities — gross realized (losses)	(0.2)	(1.3)	(2.4)	(1.9)
Equity securities — gross realized gains	2.8	0.4	4.5	0.8
Equity securities — gross realized (losses)	(0.1)	—	(0.3)	(0.3)
Catastrophe bonds — trading	0.5	—	0.5	—
Net change in gross unrealized gains (losses)	(10.0)	9.0	24.2	(2.7)
Other investments:
Gross realized and unrealized gains in Cartesian	—	1.2	—	1.1
Impairments:
Total other-than-temporary impairments	—	—	(0.7)	—
Total net realized and unrealized investment gains recorded in the statement of operations	$(0.2)	$17.7	$44.7	$26.3

Change in available for sale net unrealized gains (losses):
Fixed income securities	(28.5)	(3.3)	25.0	(168.7)
Equity securities	(4.5)	(0.2)	(2.3)	9.4
Total change in pre-tax available for sale unrealized gains(losses)	(33.0)	(3.5)	22.7	(159.3)
Change in taxes	8.1	(0.3)	(3.8)	11.8
Total change in net unrealized gains (losses), net of taxes recorded in other comprehensive income	$(24.9)	$(3.8)	$18.9	$(147.5)

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. The OTTI charge recognized for the three and nine months ended September 30, 2014 was $Nil and $0.7 million, respectively (2013 — $Nil and $Nil) and were in relation to the Company's fixed income municipal securities.

Balance Sheet
Fixed Income Securities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at September 30, 2014 and December 31, 2013:

	As at September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$956.4	$19.5	$(2.0)	$973.9
U.S. agency	193.9	8.2	(0.2)	201.9
Municipal	29.7	2.0	—	31.7
Corporate	2,208.9	77.9	(8.4)	2,278.4
Non-U.S. government-backed corporate	74.2	1.3	—	75.5
Foreign government	743.2	11.1	(1.7)	752.6
Asset-backed	141.9	2.3	(0.3)	143.9
Non-agency commercial mortgage-backed	47.6	3.9	—	51.5
Agency mortgage-backed	957.8	34.8	(4.2)	988.4
Total fixed income securities — Available for sale	5,353.6	161.0	(16.8)	5,497.8
Total short-term investments — Available for sale	307.2	—	—	307.2
Total equity securities — Available for sale	93.9	32.7	(0.7)	125.9
Total	$5,754.7	$193.7	$(17.5)	$5,930.9

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,004.7	$21.2	$(5.5)	$1,020.4
U.S. agency	258.5	11.4	(0.8)	269.1
Municipal	32.3	0.9	(0.4)	32.8
Corporate	2,005.6	82.5	(18.7)	2,069.4
Non-U.S. government-backed corporate	83.4	1.4	(0.2)	84.6
Foreign government	772.0	11.2	(4.3)	778.9
Asset-backed	119.8	2.8	(0.3)	122.3
Non-agency commercial mortgage-backed	56.9	5.7	—	62.6
Agency mortgage-backed	1,116.7	30.6	(18.3)	1,129.0
Total fixed income securities — Available for sale	5,449.9	167.7	(48.5)	5,569.1
Total short-term investments — Available for sale	160.3	—	—	160.3
Total equity securities — Available for sale	112.2	37.8	(0.5)	149.5
Total	$5,722.4	$205.5	$(49.0)	$5,878.9

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at September 30, 2014 and December 31, 2013:

	As at September 30, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$16.5	$—	$—	$16.5
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	511.4	12.2	(2.5)	521.1
Foreign government	135.4	4.1	(0.3)	139.2
Asset-backed	15.1	0.1	—	15.2
Bank loans	81.8	—	(1.0)	80.8
Total fixed income securities — Trading	761.5	16.4	(3.8)	774.1
Total short-term investments — Trading	7.0	—	—	7.0
Total equity securities — Trading	490.2	47.0	(16.1)	521.1
Total catastrophe bonds — Trading	31.6	0.6	—	32.2
Total	$1,290.3	$64.0	$(19.9)	$1,334.4

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$22.7	$—	$(0.7)	$22.0
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	469.8	10.3	(5.3)	474.8
Foreign government	136.5	1.2	(1.5)	136.2
Asset-backed	12.7	0.1	—	12.8
Bank loans	69.1	0.3	(0.3)	69.1
Total fixed income securities — Trading	712.1	11.9	(7.8)	716.2
Total equity securities — Trading	281.6	34.0	(4.7)	310.9
Total catastrophe bonds — Trading	5.8	—	—	5.8
Total	$999.5	$45.9	$(12.5)	$1,032.9
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held. Unrealized foreign exchange gains and losses included in the tables above are included within net realized and unrealized foreign exchange gains/(losses) within the statement of operations and other comprehensive income.
As of September 30, 2014, the Company had invested $80.8 million in a U.S. Dollar bank loans trading portfolio and increased its investment in equities by $160.0 million in the nine months ended September 30, 2014. In August 2013, the Company invested in a $200.0 million BBB rated Emerging Market Debt portfolio (“EMD”), which is reported above in corporate and foreign government securities.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $32.2 million as of September 30, 2014.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2020.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the geographic region of the United States, Canada, the North Atlantic, Japan and Australia.
Other Investments. The Company previously had an equity accounted investment in Cartesian Iris Offshore Fund L.P (“Cartesian”), which provided capital to Iris Re, a Class 3 Bermuda reinsurer (“Iris Re”). On June 29, 2013, the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. The termination took effect on January 1, 2014. For more information regarding the Company’s investment in Cartesian, refer to Note 6 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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
The tables below show the Company’s investments in Cartesian and Chaspark for the three and nine months ended September 30, 2014 :

	For the Three Months Ended September 30, 2014
	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at June 30, 2014	$—	$8.7	$8.7
Distribution for the three months to September 30, 2014	—	—	—
Closing value of investment as at September 30, 2014	$—	$8.7	$8.7

	For the Nine Months Ended September 30, 2014
	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2014	$39.3	$8.7	$48.0
Distribution for the nine months to September 30, 2014	(39.3)	—	(39.3)
Closing value of investment as at September 30, 2014	$—	$8.7	$8.7

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at September 30, 2014 and December 31, 2013 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2014
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$652.5	$658.3	AA
Due after one year through five years	2,502.8	2,571.3	AA-
Due after five years through ten years	955.0	978.8	AA-
Due after ten years	96.0	105.6	A+
Subtotal	4,206.3	4,314.0
Non-agency commercial mortgage-backed	47.6	51.5	AA+
Agency mortgage-backed	957.8	988.4	AA+
Asset-backed	141.9	143.9	AAA
Total fixed income securities — Available for sale	$5,353.6	$5,497.8

	As at December 31, 2013
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$694.8	$700.0	AA
Due after one year through five years	2,376.1	2,438.0	AA-
Due after five years through ten years	1,003.9	1,032.8	A+
Due after ten years	81.7	84.4	AA-
Subtotal	4,156.5	4,255.2
Non-agency commercial mortgage-backed	56.9	62.6	AA+
Agency mortgage-backed	1,116.7	1,129.0	AA+
Asset-backed	119.8	122.3	AAA
Total fixed income securities — Available for sale	$5,449.9	$5,569.1
Guaranteed Investments. As at September 30, 2014, the Company held $2.4 million (December 31, 2013 — $1.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated Caa2 or higher (December 31, 2013 — two municipal securities, both rated BBB- or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at September 30, 2014 and December 31, 2013 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	September 30, 2014
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$182.2	$(0.8)	$80.1	$(1.2)	$262.3	$(2.0)	42
U.S. agency	17.3	—	18.8	(0.2)	36.1	(0.2)	9
Municipal	2.2	—	—	—	2.2	—	1
Corporate	474.1	(2.8)	201.8	(5.6)	675.9	(8.4)	274
Non-U.S. government-backed corporate	1.8	—	4.3	—	6.1	—	3
Foreign government	151.7	(0.3)	110.8	(1.4)	262.5	(1.7)	35
Asset-backed	43.2	(0.1)	11.2	(0.2)	54.4	(0.3)	39
Agency mortgage-backed	57.3	(0.4)	126.0	(3.8)	183.3	(4.2)	54
Total fixed income securities — Available for sale	929.8	(4.4)	553.0	(12.4)	1,482.8	(16.8)	457
Total short-term investments — Available for sale	2.0	—	—	—	2.0	—	1
Total equity securities — Available for sale	8.8	(0.7)	—	—	8.8	(0.7)	7
Total	$940.6	$(5.1)	$553.0	$(12.4)	$1,493.6	$(17.5)	465

	December 31, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$293.9	$(5.5)	$—	$—	$293.9	$(5.5)	51
U.S. agency	72.1	(0.8)	—	—	72.1	(0.8)	18
Municipal	5.5	(0.2)	1.3	(0.2)	6.8	(0.4)	7
Corporate	695.4	(16.8)	23.4	(1.9)	718.8	(18.7)	372
Non-U.S. government-backed corporate	21.8	(0.2)	4.9	—	26.7	(0.2)	8
Foreign government	239.7	(4.1)	8.5	(0.2)	248.2	(4.3)	44
Asset-backed	50.2	(0.3)	—	—	50.2	(0.3)	51
Agency mortgage-backed	491.8	(18.3)	1.2	—	493.0	(18.3)	123
Total fixed income securities — Available for sale	1,870.4	(46.2)	39.3	(2.3)	1,909.7	(48.5)	674
Total short-term investments — Available for sale	7.7	—	—	—	7.7	—	6
Total equity securities — Available for sale	6.0	(0.4)	2.3	(0.1)	8.3	(0.5)	7
Total	$1,884.1	$(46.6)	$41.6	$(2.4)	$1,925.7	$(49.0)	687

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in millions)		($ in millions)
(Purchases) of fixed income securities — Available for sale	$(522.8)	$(566.8)	$(1,440.9)	$(1,748.6)
(Purchases) of fixed income securities — Trading	(154.7)	(283.2)	(553.6)	(555.5)
(Purchases) of equity securities — Available for sale	—	—	—	(2.5)
(Purchases) of equity securities — Trading	(121.2)	(38.6)	(240.1)	(275.4)
Proceeds from sales and maturities of fixed income securities — Available for sale	481.0	578.6	1,496.9	1,564.4
Proceeds from sales and maturities of fixed income securities — Trading	143.5	67.8	515.7	276.3
Proceeds from sales of equity securities — Available for sale	12.1	29.7	27.7	61.8
Proceeds from sales of equity securities — Trading	17.8	5.0	36.0	15.1
Net change in receivable/(payable) for securities sold/(purchased)	(7.0)	6.6	12.8	5.6
Net (purchases)/sales of short-term investments — Available for sale	25.0	95.5	(151.0)	275.7
Net (purchases)/sales of short-term investments — Trading	7.0	—	(7.0)	—
Net (purchases) of catastrophe bonds — Trading	(1.7)	—	(26.0)	—
Net sales of other investments	—	—	37.3	—
Net (purchases)/sales for the period	$(121.0)	$(105.4)	$(292.2)	$(383.1)

7.	Variable Interest Entities
As at September 30, 2014, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark, with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three and nine months ended September 30, 2014, there was no change in the value of the Company’s investment in Chaspark (September 30, 2013 — $Nil and $Nil). The adjusted carrying value approximates fair value.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer, to provide additional collateralized capacity to support Aspen Re’s business. In respect of the debt issued by Silverton to investors, Silverton has entered into a retrocession agreement with Aspen Bermuda effective January 1, 2014. Under this agreement, Silverton receives a quota share of Aspen Bermuda’s catastrophe business. Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda. Silverton is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Aspen Re.
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
Silverton issued $65.0 million of loan notes on December 27, 2013 (of which $50.0 million was issued to third parties and $15.0 million to Aspen Holdings) which is held as collateral for a fully collateralized quota share of Aspen Re’s global property catastrophe excess of loss reinsurance business. The final amount to be paid to the Silverton noteholders is dependent upon the settlement value of the quota share contract and operating expenses of Silverton. The operations of Silverton commenced on January 1, 2014. The Company’s maximum loss exposure to Silverton is its $15.0 million loan note holdings as at September 30, 2014 (December 31, 2013 — $15.0 million) due to mature on September 16, 2016. The fair value of the loan notes held by the Company increased by $2.6 million and $4.4 million, respectively, for the three and nine months ended September 30, 2014. The total aggregate unpaid balance of the loan notes held by third parties and those held by Aspen Holdings is $83.9 million.
The tables below show the value of the notes attributable to the third-party investments in Silverton for the three and nine months ended September 30, 2014:

Three Months Ended September 30, 2014
($ in millions)
Beginning balance as at June 30, 2014	$(56.0)
Total change in fair value included in the statement of operations	(8.5)
Balance as at September 30, 2014	$(64.5)

Nine Months Ended September 30, 2014
($ in millions)
Beginning balance as at January 1, 2014	$(50.0)
Total change in fair value included in the statement of operations	(14.5)
Balance as at September 30, 2014	$(64.5)

8.	Fair Value Measurements
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at September 30, 2014 and December 31, 2013, respectively:

	As at September 30, 2014
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$973.9	$—	$—	$973.9
U.S. agency	—	201.9	—	201.9
Municipal	—	31.7	—	31.7
Corporate	—	2,278.4	—	2,278.4
Non-U.S. government-backed corporate	—	75.5	—	75.5
Foreign government	538.2	214.4	—	752.6
Asset-backed	—	143.9	—	143.9
Non-agency commercial mortgage-backed	—	51.5	—	51.5
Agency mortgage-backed	—	988.4	—	988.4
Total fixed income securities available for sale, at fair value	1,512.1	3,985.7	—	5,497.8
Short-term investments available for sale, at fair value	302.4	4.8	—	307.2
Equity investments available for sale, at fair value	125.9	—	—	125.9
Held for trading financial assets, at fair value
U.S. government	16.5	—	—	16.5
U.S. agency	—	0.2	—	0.2
Municipal	—	1.1	—	1.1
Corporate	—	521.1	—	521.1
Foreign government	33.9	105.3	—	139.2
Asset-backed	—	15.2	—	15.2
Bank loans	—	80.8	—	80.8
Total fixed income securities trading, at fair value	50.4	723.7	—	774.1
Short-term investments trading, at fair value	—	7.0	—	7.0
Equity investments trading, at fair value	521.1	—	—	521.1
Catastrophe bonds trading, at fair value	—	32.2	—	32.2
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	5.7	—	5.7
Derivatives at fair value— interest rate swaps	—	1.3	—	1.3
Liabilities under derivative contracts — foreign exchange contracts	—	(12.7)	—	(12.7)
Loan notes issued by variable interest entities, at fair value	—	—	(64.5)	(64.5)
Total	$2,511.9	$4,747.7	$(64.5)	$7,195.1
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2014 and no assets or liabilities were classified as Level 3 as at September 30, 2014, except for the loan notes issued by the VIEs.

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

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2014:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended September 30, 2014
($ in millions)
Beginning balance as at June 30, 2014	$(56.0)
Total change in fair value included in the statement of operations	(8.5)
Balance as at September 30, 2014	$(64.5)

Reconciliation of Liabilities Using Level 3 Inputs	Nine Months Ended September 30, 2014
($ in millions)
Beginning balance as at January 1, 2014	$(50.0)
Total change in fair value included in the statement of operations	(14.5)
Balance as at September 30, 2014	$(64.5)
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at September 30, 2014 and December 31, 2013, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at September 30, 2014, the Company obtained an average of 2.0 quotes per fixed income investment, consistent with 2.6 quotes as at December 31, 2013. Pricing sources used in pricing fixed income investments as at September 30, 2014 and December 31, 2013 were as follows:

	As at September 30, 2014	As at December 31, 2013
Index providers	84%	85%
Pricing services	12	12
Broker-dealers	4	3
Total	100%	100%
A summary of securities priced using pricing information from index providers as at September 30, 2014 and December 31, 2013 is provided below:

	As at September 30, 2014		As at December 31, 2013
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$911.9	92%	$998.5	96%
U.S. agency	191.3	95%	255.3	95%
Municipal	13.4	41%	14.5	43%
Corporate	2,675.2	96%	2,400.8	94%
Non-U.S. government-backed corporate	57.1	76%	55.9	66%
Foreign government	559.1	63%	605.8	66%
Asset-backed	146.0	92%	130.6	97%
Non-agency commercial mortgage-backed	51.5	100%	61.0	97%
Agency mortgage-backed	650.5	66%	830.6	74%
Total fixed income securities	$5,256.0	84%	$5,353.0	85%
Equities	647.0	100%	460.4	100%
Total fixed income securities and equity investments	$5,903.0	85%	$5,813.4	86%
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
Foreign Government. The issuers for securities in this category are non-U.S. governments and their agencies. The fair values of non-U.S. government bonds, primarily sourced from international indices, are based on unadjusted market prices in active markets and are therefore classified within Level 1. The fair values of the non-U.S. agency securities, again primarily sourced from international indices, are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of non-U.S. agency securities are classified within Level 2. In addition, foreign government securities include a portion of the EMD portfolio which is also classified within Level 2.
Corporate. Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the FDIC program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities include the Company’s BB High Yield Bonds and a portion of the BBB Emerging Market Debt portfolio. The Company classifies all of these securities within Level 2.
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

Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at September 30, 2014, the Company obtained an average of 4.0 quotes per equity investment, compared to 4.9 quotes as at December 31, 2013. Pricing sources used in pricing equities as at September 30, 2014 and December 31, 2013 were all provided by index providers.
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
To determine the fair value of the loan notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the loan notes while a decrease in reserves would normally result in an increase in the fair value of the loan notes. The observable and unobservable inputs used to determine the fair value of the loan notes as at September 30, 2014 are presented in the table below:

At September 30, 2014	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$64.5	Internal Valuation Model	Gross premiums written (O)	$—	$40.0
			Reserve for losses (U)	$—	$2.8
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$50.0	$50.0

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at September 30, 2014 were 24.9% with Lloyd’s syndicates rated A+ by S&P (December 31, 2013 — 23.5%) and 16.9% with Munich Re rated AA- by S&P (December 31, 2013  — 17.1%).

10.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2014 and December 31, 2013:

		As at September 30, 2014		As at December 31, 2013
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$981.2	$1.3	$1,000.0	$1.1	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$161.4	$5.7	$224.4	$5.9
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$205.6	$(12.7)	$57.5	$(2.9)

(1)
Net of $23.4 million of cash collateral provided to counterparties, Goldman Sachs International ($481.2 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective International Swap Dealers Association agreements, as security for the Company’s net liability position (December 31, 2013 — $34.3 million).

The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three and nine months ended September 30, 2014 and 2013, respectively:

		Amount of Income/(Loss) Recognized in the Statement of Operations for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	September 30, 2014	September 30, 2013
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(6.4)	$10.8
Interest Rate Swaps	Change in Fair Value of Derivatives	$1.3	$(4.2)

		Amount of Income/(Loss) Recognized in the Statement of Operations for the
		Nine Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations	September 30, 2014	September 30, 2013
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(4.5)	$(3.7)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(4.1)	$3.2

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
As at September 30, 2014, the Company held foreign exchange contracts with an aggregate notional value of $367.0 million. The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and nine months ended September 30, 2014, the impact of foreign exchange contracts on net income was a charge of $6.4 million (September 30, 2013 — gain of $10.8 million) and a charge of $4.5 million (September 30, 2013 — charge of $3.7 million), respectively.
Interest Rate Swaps. As at September 30, 2014, the Company held fixed for floating interest rate swaps with a total notional amount of $981.2 million (December 31, 2013 — $1.0 billion) that are due to mature between October 8, 2014 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and nine months ended September 30, 2014, there was a gain in respect of the interest rate swaps of $1.3 million (September 30, 2013 — charge of $4.2 million) and a charge of $4.1 million (September 30, 2013 — gain of $3.2 million), respectively.

As at September 30, 2014, cash collateral with a fair value of $23.4 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million). As at September 30, 2014, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2013 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at September 30, 2014, no amount was recorded in the consolidated balance sheet for the pledged assets.
None of the derivatives mentioned above meet the requirements for hedge accounting as per ASC 815 Derivatives and Hedging and therefore changes in the estimated fair value are included in the consolidated statement of operations.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	($ in millions)		($ in millions)
Balance at the beginning of the period	$306.4	$264.4	$262.2	$223.0
Acquisition costs deferred	110.7	108.2	375.8	361.4
Amortization of deferred policy acquisition costs	(115.5)	(110.5)	(336.4)	(322.3)
Balance at the end of the period	$301.6	$262.1	$301.6	$262.1

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2014 and twelve months ended December 31, 2013:

	Nine Months Ended September 30, 2014	Twelve Months Ended December 31, 2013
	($ in millions)
Provision for losses and LAE at the start of the year	$4,678.9	$4,779.7
Less reinsurance recoverable	(332.7)	(499.0)
Net loss and LAE at the start of the year	4,346.2	4,280.7
Net loss and LAE expenses assumed/(disposed)	(24.2)	(34.6)

Provision for losses and LAE for claims incurred:
Current year	1,060.5	1,331.4
Prior years	(92.6)	(107.7)
Total incurred	967.9	1,223.7
Losses and LAE payments for claims incurred:
Current year	(56.6)	(172.8)
Prior years	(785.7)	(912.3)
Total paid	(842.3)	(1,085.1)

Foreign exchange (gains)	(45.0)	(38.5)

Net losses and LAE reserves at period end	4,402.6	4,346.2
Plus reinsurance recoverable on unpaid losses at period end	384.7	332.7
Provision for losses and LAE at the end of the relevant period	$4,787.3	$4,678.9

For the nine months ended September 30, 2014, there was a reduction of $92.6 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $87.2 million for the nine months ended September 30, 2013. The Company had $24.2 million worth of disposals relating to commutations during the nine months ended September 30, 2014 (nine months ended September 30, 2013 — $34.5 million). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at September 30, 2014 and December 31, 2013:

	As at September 30, 2014		As at December 31, 2013
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	63,349,858	96	65,546,976	99
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		131		134
Additional paid-in capital as at September 30, 2014 was $1,186.4 million (December 31, 2013 — $1,297.4 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2013 — $568.2 million) less issue costs of $12.4 million (December 31, 2013 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the nine months ended September 30, 2014:

Number of Ordinary Shares
Ordinary shares in issue at December 31, 2013	65,546,976
Ordinary share transactions in the nine months ended September 30, 2014
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	692,929
Ordinary shares issued to non-employee directors	1,309
Ordinary shares repurchased	(2,891,356)
Ordinary shares in issue at September 30, 2014	63,349,858
Ordinary Share Repurchases. On February 7, 2013, the Company’s Board of Directors replaced the then existing share repurchase authorization of $400.0 million with a new share repurchase authorization of $500.0 million. The ordinary share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.
Under open market repurchases, the Company acquired and cancelled 2,120,625 and 2,891,130 ordinary shares, respectively, for the three and nine months ended September 30, 2014. The total consideration paid for the three and nine months ended September 30, 2014 was $90.0 million and $120.9 million, respectively, with the average price for the three and nine months ended September 30, 2014 being $42.46 and $41.82, respectively. Under open market repurchases, the Company acquired and cancelled 1,498,451 and 3,979,826 ordinary shares, respectively, for the three and nine months ended

September 30, 2013. The total consideration paid for the three and nine months ended September 30, 2013 was $54.8 million and $143.0 million, respectively; and the average price was $36.59 and $35.92, respectively.
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
Preference Shares Redemption. During 2005 and 2006, the Company issued 4.6 million 5.625% Perpetual Preferred Income Equity Replacement Securities (“PIERS”). The PIERS were convertible at the Company’s option if, at any time on or after January 1, 2009, the closing sale price of the Company’s ordinary shares equalled or exceeded 130% of the then prevailing conversion price for 20 trading days during any consecutive 30-trading day period, as well as the last day of such 30-day period.
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
Preference Shares Issuance. On May 2, 2013, the Company issued 11.0 million shares of 5.95% of Fixed-to-Floating Perpetual Non-Cumulative Preference Shares (the “5.95% Preference Shares”). Each preference shareholder will receive dividends on a non-cumulative basis only when declared by the Board of Directors of the Company initially at an annual fixed rate of 5.95% until July 1, 2023 at which time a floating rate, reset quarterly, of 3-month LIBOR plus 4.06% will commence per annum. The 5.95% Preference Shares have a liquidation preference of $25.00 per share and net proceeds were $270.4 million (comprising $275.0 million of total liquidation preference less $4.6 million of issue expenses). The Company used $230.0 million of the net proceeds from this offering for settling the cash portion of the mandatory conversion of the PIERS.
The 5.95% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.95% Preference Shares at a redemption price of $25.00 per share on or after July 1, 2023. The Company has listed the 5.95% Preference Shares on the New York Stock Exchange under the symbol “AHLPRC.”
Rights Agreement. On April 17, 2014, the Board of Directors of the Company resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights become exercisable. The Rights will not be exercisable until 10 business days after the public announcement that a person or group has acquired the beneficial ownership of 10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors). The Rights may be redeemed at any time at the discretion of the Board of Directors of the Company. As of September 30, 2014, no Rights have been exercisable or exercised.

14.	Share-Based Payments
The Company has issued options and other equity incentives under two arrangements: the employee incentive plans and the non-employee director plan. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.
Employee and Non-Employee Director Awards. Employee options and other awards were granted under the Aspen 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”), prior to April 24, 2013 and thereafter under the 2013 Share Incentive Plan (the “2013 Share Incentive Plan”). The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 ordinary shares, which includes 595,683 ordinary shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan. The non-employee director awards are granted under the 2006 Stock Option Plan for Non-Employee Directors.
Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and nine months ended September 30, 2014 (2013 — Nil and Nil) and Nil and 53,436 options, respectively, were exercised and issued in the three and nine months ended September 30, 2014 (2013 — 204,328 and 747,023 options). No charges against income were made in respect of employee options for the three and nine months ended September 30, 2014 (2013 — $Nil and $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a three-year period, based on continued service. Some of the RSU grants vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant adjusted for illiquidity and is expensed through the income statement evenly over the vesting period. In the three and nine months ended September 30, 2014, the Company granted Nil and 259,640 RSUs to its employees, respectively (2013 — 8,571 and 307,441). Compensation costs charged against income in respect of employee RSUs for the three and nine months ended September 30, 2014 were $1.9 million and $7.7 million, respectively (2013 — $2.4 million and $7.0 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant. On February 6, 2014 (with a grant date of February 10, 2014), the Board of Directors approved a total of 27,180 RSUs for the non-employee directors (February 11, 2013 — 25,533 and April 26, 2013 — 2,110) and 13,590 RSUs to the Chairman (February 11, 2013 — 14,188). Compensation costs charged against income in respect of non-employee director RSUs for the three and nine months ended September 30, 2014 were $0.3 million and $1.1 million, respectively (2013 — $0.3 million and $0.6 million).
The total fair value adjustment for all RSUs for the three and nine months ended September 30, 2014 was $0.3 million and $0.9 million respectively (2013 — $0.1 million and $0.3 million). The total tax credit recognized by the Company in relation to RSUs in the three and nine months ended September 30, 2014 was $0.5 million and $1.8 million, respectively (2013 — $0.5 million and $1.0 million).
Performance Shares. During the three and nine months ended September 30, 2014, the Company granted Nil and 315,389 performance shares, respectively (three and nine months ended September 30, 2013 — Nil and 250,066). The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends and movements in AOCI to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.

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

In calculating BVPS for 2014, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and adversely impact growth in BVPS which management does not have any control over. The Compensation Committee also agreed that it will review the impact of any capital management actions undertaken during 2014, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be may be made in the context of such actions. The Compensation Committee also further agreed to exclude from the calculation of BVPS for 2014 the costs payable to third-party service providers resulting from the Company’s response to the proposals received from Endurance Specialty Holdings Ltd. (“Endurance”). The Compensation Committee believes that it would not be appropriate for employee’s performance-related compensation to be impacted by these costs.
The Compensation Committee will determine the vesting conditions for the 2015 and 2016 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if the shares eligible for vesting in 2015 and 2016 are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the ordinary shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.
The fair value of performance share awards is based on the value of the closing share price on the date of the grant adjusted for illiquidity less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and nine months ended September 30, 2014 in respect of performance shares were $0.3 million and $4.5 million, respectively (2013 — $1.4 million and $4.2 million). The total tax recognized by the Company in relation to performance shares in the three and nine months ended September 30, 2014 was a tax credit of $0.1 million and $1.0 million, respectively (2013 — $0.7 million and $1.3 million).
Phantom Shares. On April 22, 2014, the Compensation Committee approved the grant of 154,512, phantom shares with a grant date of April 25, 2014 to its employees (February 6, 2013 — 152,541 with additional grants of 6,521 and 542 phantom shares made on April 8, 2013 and June 11, 2013, respectively.) The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2014 performance shares, with the difference being that any vested amount would be paid in cash in lieu of ordinary shares. As ordinary shares are not issued, these instruments have no dilutive effect.
The fair value of the phantom shares is based on the closing share price on the date of the grant adjusted for illiquidity, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and nine months ended September 30, 2014 in respect of phantom shares were $1.2 million and $3.6 million, respectively (2013 — a credit of $1.6 million and a charge of $0.0 million) with a fair value adjustment for the three and nine months ended September 30, 2014 of $0.8 million and $1.3 million, respectively (2013 — $0.9 million and $1.7 million, respectively). The total tax credit recognized by the Company in relation to phantom shares in the three and nine months ended September 30, 2014 was $0.2 million and $0.7 million, respectively (2013 — $0.1 million and $0.1 million, respectively).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period (and effective April 6, 2014, £500 per month), at the end of which they will be eligible to purchase Company shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 627 and 11,821 ordinary shares, respectively, were issued during the three and nine months ended September 30, 2014 (2013 — 1,985 and 16,339 shares). Compensation costs charged against income in the three and nine months ended September 30, 2014 in respect of the ESPP were $0.1 million and $0.2 million, respectively (2013 — $0.1 million and $0.2 million).

15.	Intangible Assets
The following tables provide a summary of the Company’s intangible assets for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.5	$18.7
Amortization	—	—	—	—	—	—	(0.1)	(0.1)
End of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.4	$18.6

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.2	$18.4	$1.6	$16.6	$0.8	$19.0
Amortization	—	—	(0.2)	(0.2)	—	—	(0.4)	(0.4)
End of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.4	$18.6
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at September 30, 2014, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2013 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the licenses as at September 30, 2014 was $16.6 million (December 31, 2013 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses have an indefinite life and are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Other. In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset was amortized over a five-year period and the value as at September 30, 2014 was $Nil (December 31, 2013 — $0.2 million).

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.

The following table details the forms and value of Company’s restricted assets as at September 30, 2014 and December 31, 2013:

	As at September 30, 2014	As at December 31, 2013
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$741.4	$685.8
Third party	2,146.1	2,236.4
Letters of credit / guarantees(1)	776.4	830.4
Total restricted assets	$3,663.9	$3,752.6
Total as percent of cash and invested assets	42.8%	45.5%

(1)	As of September 30, 2014, the Company had pledged funds of $749.4 million and £16.2 million (December 31, 2013 — $803.7 million and £16.1 million) as collateral for the secured letters of credit.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash and investments.
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at September 30, 2014 was $0.7 million (December 31, 2013 — $0.7 million). This is not available for distribution by the Company for the payment of dividends.
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
Aspen U.K. and Aspen Bermuda have a $100.0 million secured letter of credit facility agreement with Barclays Bank PLC. As at September 30, 2014, the Company had $12.3 million of outstanding collateralized letters of credit under this facility (December 31, 2013 — $18.9 million).
Interest Rate Swaps. As at September 30, 2014, cash collateral with a fair value of $23.4 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million). For more information, please refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as of September 30, 2014 were:

	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating Lease Obligations	$1.8	$13.6	$9.7	$8.5	$7.2	$20.3	$61.1

(c)	Contingent liabilities
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
As of September 30, 2014, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2014 and 2013. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2013, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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
Some of the key results for the three and nine months ended September 30, 2014 were:

•
Gross written premiums of $652.5 million for the third quarter of 2014, an increase of 12.2% from the third quarter of 2013. Gross written premiums in reinsurance increased by17.0% as a result of growth across all four lines of business particularly in our other property lines, while gross written premiums of insurance grew by 9.3% as a result of the continued strategic growth of our U.S. and international insurance teams;

•
Net favorable development on prior year loss reserves of $32.6 million for the third quarter of 2014 compared with $33.6 million in the third quarter of 2013, which had a 5.3 percentage point impact on the combined ratio in the third quarter of 2014 and a 6.2 percentage point impact on the combined ratio in the third quarter of 2013;

•
Combined ratio of 94.6% for the third quarter of 2014 compared with a combined ratio of 91.8% for the third quarter of 2013. There were $17.1 million, or 2.8 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the third quarter of 2014 compared with $14.2 million, or 2.6 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the third quarter of 2013;

•
Realized and unrealized foreign exchange losses of $21.2 million for the third quarter of 2014 compared with gains of $2.4 million in the third quarter of 2013 predominantly due to the strengthening of the US Dollar during the third quarter of 2014;

•	Realized and unrealized investment losses of $0.2 million for the third quarter of 2014 compared with gains of $17.7 million in the third quarter of 2013;

•	Diluted net income per share of $0.42 for the quarter ended September 30, 2014 compared with diluted net income per share of $1.43(1) in the same quarter last year;

•
Gross written premiums of $2,287.3 million for the first nine months of 2014, an increase of 12.0% from the first nine months of 2013. Gross written premiums have increased in the reinsurance segment predominantly from increased catastrophe and pro rata business while the insurance segment has experienced growth across lines of business both internationally and in the U.S.;

•
Combined ratio of 90.9% for the first nine months of 2014 compared with a combined ratio of 93.1% for the first nine months of 2013. There were $49.8 million, or 2.8 percentage points, of catastrophe losses pre-tax net of reinsurance recoveries and reinstatement premiums in the first nine months of 2014 compared with $72.9 million million, or 4.6 percentage points, in the first nine months of 2013;

•	Realized and unrealized foreign exchange losses of $10.4 million for the first nine months of 2014 compared with losses of $7.1 million for the first nine months of 2013;

•	Realized and unrealized investment gains of $44.7 million for the first nine months of 2014 compared with gains of $26.3 million for the first nine months of 2013;

•
Annualized net income return on average equity of 4.0% for the third quarter of 2014 compared with 14.8% for the third quarter of 2013 and annualized net income return on average equity of 12.0% for the first nine months of 2014 compared with 10.0% for the first nine months of 2013;

•	Diluted book value per share (2) of $44.60 as at September 30, 2014, up 9.0% from December 31, 2013; and
During the period we appointed Mr. Postlewhite, who was previously the Chief Risk Officer, as the Chief Executive Officer of Aspen Re, the Company’s reinsurance business, and Mr. Thornton as the Chief Risk Officer who will also maintain his role as Head of Strategy.
We continue to execute on our strategies to expand the Aspen Capital Markets division while continuing to grow our insurance segment both in the United States and internationally. In our reinsurance segment we have been able to increase our catastrophe business on a gross basis while maintaining similar net exposures through third party collateralized reinsurance capacity arranged by our capital markets team. In the insurance segment, we increased gross written premiums by 16.2%, from $1,084.6 million in the first nine months of 2013 to $1,259.8 million in the first nine months of 2014.
Total shareholders’ equity decreased by $109.7 million to $3,444.5 million for the three months ended September 30, 2014. The most significant movements were:

•	the repurchase of 2,120,625 million ordinary shares for $90.0 million through open market repurchases;

•
a $14.9 million increase in retained earnings for the period including $20.2 million of non-recurring corporate expenses associated with the cost of defending the unsolicited approach by Endurance, which was withdrawn on July 30, 2014; and

•	net unrealized losses on investments, net of taxes, of $30.9 million.

(1)
Diluted net income per share for the quarter ended September 30, 2013 after deducting the $7.1 million difference between the capital raised upon issuance of the PIERS, net of original issuance costs, and the final redemption of $230.0 million.

(2)
Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Ordinary shareholders’ equity as at September 30, 2014 and December 31, 2013 was:

	As at September 30, 2014	As at December 31, 2013
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,444.5	$3,299.6
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	0.3	0.3
Net assets attributable to ordinary shareholders	$2,889.0	$2,744.1
Issued ordinary shares	63,349,858	65,546,976
Issued and potentially dilutive ordinary shares	64,783,243	67,089,572
Outlook and Trends

Overall, the market has seen pressure on rates in reinsurance and insurance. Although the rate environment in reinsurance continues to be challenging, we recently capitalized on opportunities in pro rata as rates in that line are more closely aligned with the primary markets and under less pressure than other areas of the market. We also continued to see cedants reduce the number of partners with which they trade which has resulted in a larger line size for the prevailing reinsurers, including us. There are some areas in specialty reinsurance lines where rates are under pressure but we continue to find opportunities in other areas, such as developing markets in Latin America. We also continue to target growth in international markets, such as Asia Pacific and Latin America, where rates are not as pressured. Through the first nine months of 2014, our gross written premium has grown by approximately 20% in our emerging markets which now account for approximately 20% of our reinsurance segment. Both property catastrophe and casualty markets remain under pressure. In the property catastrophe market, the use of Aspen Capital Markets has allowed us to increase our offerings to our underwriting clients.

In insurance, price adequacy has remained relatively stable overall. Some areas are or have been under pressure such as energy physical damage and aviation, which have experienced meaningful rate pressures of approximately 14% and 7%, respectively. However, within aviation, hull-war rates increased by approximately 50-100% as a result of recent loss activity. We continue to allocate our capital to areas where pricing is holding steady or increasing slightly, such as certain parts of U.S. casualty and marine and energy liability where we are achieving price increases of approximately 9% year to date. In the insurance market in the U.S., we were able to achieve flat rate renewals on average through the first nine months of 2014, which range from a rate decrease of approximately 5% in property to a rate increase of approximately 9% in primary casualty. In international insurance, we are targeting areas where the rate environment is not as pressured, such as data protection liability, credit and political risks and warranty and indemnity.
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
Results of Operations for the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013
The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2014 and 2013, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Gross written premiums increased by $70.9 million, or 12.2%, in the third quarter of 2014 compared to the third quarter of 2013. Premiums from our reinsurance segment increased by 17.0% due to growth across all four lines of business but particularly our other property lines. The increase in specialty reinsurance premiums was due to a commutation in the comparative period and we continue to see lower production in specialty and credit and surety lines due to worsening conditions and increased competition. Our insurance segment’s premiums increased by 9.3% principally due to continued growth across our lines in the U.S. in addition to growth in our international financial and professional lines. The table below shows our gross written premiums for each segment for the three months ended September 30, 2014 and 2013, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% increase
	($ in millions)	($ in millions)
Reinsurance	$256.9	$219.5	17.0%
Insurance	395.6	362.1	9.3%
Total	$652.5	$581.6	12.2%
Ceded reinsurance. Total reinsurance ceded for the quarter of $75.2 million increased by $35.6 million from the third quarter of 2013 mainly as a result of the timing of ceded written premium recognized in our marine, aviation and energy, as well as our property and casualty insurance lines. For the year to date, ceded reinsurance costs are consistent with the prior year and have reduced as a percentage of gross written premiums due to our strategy to retain more risk and despite increasing our gross catastrophe reinsurance line sizes and ceding more risk to third-party investors. Although we have a strategy to retain more risk, our policy to grow Aspen Capital Markets has allowed us to increase our gross catastrophe reinsurance line sizes resulting in more risk ceded to third-party investors.
Net premiums earned. Net premiums earned in the third quarter of 2014 increased by 12.1% from the third quarter of 2013, consistent with the increase in gross written premiums in the period.
Losses and loss adjustment expenses. The loss ratio for the quarter of 56.1% increased by 2.8 percentage points compared to the third quarter of 2013 due to increased current year losses. There were $17.1 million, or 2.8 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2014 compared with $14.2 million, or 2.6 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries and net of $1.4 million of reinstatement premiums in the third quarter of 2013. Catastrophe losses in the third quarter of 2014 included $10.5 million for North American weather-related events and $6.0 million for European storms.
In the reinsurance segment, the 0.6 percentage point reduction in the loss ratio from 47.8% in the third quarter of 2013 to 47.2% in the third quarter of 2013 was due predominantly to lower catastrophe losses. In the third quarter of 2013, we reported $12.7 million ($11.3 million net of reinstatement premiums) of catastrophe losses associated with floods in Toronto and Mexico and hailstorms in Germany while in the current quarter we recognized $10.5 million of catastrophe losses associated with European storms and other weather related events in North America. In addition, there was a $6.3 million decrease in prior year reserve releases from $32.3 million in the third quarter of 2013 to $26.0 million in the current period.
In the insurance segment, the loss ratio for the third quarter of 2014 increased by 5.5 percentage points from 58.2% in the third quarter of 2013 to 63.7% due to catastrophe losses increasing from $2.9 million in the third quarter of 2013 to $6.6 million in the third quarter of 2014, as a result of U.S. storms as well as a number of mid-sized losses totaling $14.3 million affecting the property and casualty business lines and marine, aviation and energy business lines. Reserve releases were $6.6 million for the third quarter compared to $1.3 million for the comparative quarter last year.
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2014 and 2013 were as follows:

Business Segment	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Reinsurance	47.2%	47.8%
Insurance	63.7%	58.2%
Total Loss Ratio	56.1%	53.3%
We also present, in the tables below, loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined the major third quarter 2014 catastrophe losses as losses associated with storms in Europe and North America. Catastrophe losses in the third quarter of 2013 related to hailstorms in Germany, floods in Toronto and Mexico and changes in loss estimates for the catastrophe events which occurred in the first half of 2013.
The underlying changes in loss ratios by segment are shown in the tables below for the three months ended September 30, 2014 and 2013. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums from catastrophe loss events.

For the Three Months Ended September 30, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	47.2%	(3.8)%	43.4%
Insurance	63.7%	(2.0)%	61.7%
Total	56.1%	(2.8)%	53.3%

For the Three Months Ended September 30, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	47.8%	(4.7)%	43.1%
Insurance	58.2%	(1.0)%	57.2%
Total	53.3%	(2.7)%	50.6%
Reserve releases in our reinsurance segment reduced from $32.3 million in the third quarter of 2013 to $26.0 million in the current period. Favorable reserve development in our specialty and other property reinsurance lines was the main contributor to the release. The release of $32.3 million in the comparative quarter of 2013 was due to favorable development in our catastrophe and specialty reinsurance lines. The insurance segment had a $6.6 million reserve release this quarter due primarily to favorable development in property and casualty and financial and professional business lines. The release of $1.3 million in the comparative quarter of 2013 was due primarily to favorable development in property and casualty lines, but partially offset by strengthening in marine, aviation and energy lines.

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.9%	15.7%	16.6%	18.3%	17.2%	17.7%
General and administrative expense ratio(1)	13.2	11.3	17.2	12.9	13.9	15.8
Gross expense ratio	31.1	27.0	33.8	31.2	31.1	33.5
Effect of reinsurance	1.2	6.0	4.7	1.5	7.4	5.0
Total net expense ratio	32.3%	33.0%	38.5%	32.7%	38.5%	38.5%

(1)	The total group general and administrative expense ratio includes corporate expenses.
Policy acquisition expenses in the reinsurance segment have reduced when compared to the third quarter of 2013 as the prior quarter was impacted by a number of commutation adjustments which reduced earned premiums without any equivalent reduction in commissions. The reduction in the acquisition ratio in the insurance segment is principally due to increases in commissions on ceded reinsurance cessions.
General, administrative and corporate expenses increased by $20.9 million to $119.8 million from $98.9 million in the third quarter of 2013. The increase includes $20.2 million of non-recurring corporate expenses associated with the cost of defending the unsolicited approach by Endurance. Excluding the costs related to Endurance’s unsolicited approach, the general, administrative and corporate expense ratio reduced by 1.8 percentage points. Although expenses have increased as a result of growth in our business and increased U.S. dollar to Sterling exchange rates, the ratio has decreased as a result of the growth in net earned premium.
Net investment income. Net investment income for the quarter of $48.0 million increased by 6.7% compared to $45.0 million in the third quarter of 2013 due primarily to increases in fixed income interest and equity dividends.
Change in fair value of derivatives. In the three months ended September 30, 2014, we recorded a gain of $1.3 million (2013 — loss of $4.2 million) in respect of interest rate swaps due to declining interest rates and a loss of $6.4 million (2013 — gain of $10.8 million) in respect of foreign exchange contracts.
Income before tax. In the third quarter of 2014, income before tax was $38.7 million (2013 — $110.3 million) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	($ in millions)
Underwriting income	$68.2	$59.5
Corporate expenses	(35.8)	(14.8)
Other income	0.7	1.6
Net investment income	48.0	45.0
Change in fair value of derivatives	(5.1)	6.6
Change in fair value of loan notes issued by variable interest entities	(8.5)	—
Realized and unrealized investment gains	1.1	23.6
Realized and unrealized investment losses	(1.3)	(5.9)
Net realized and unrealized foreign exchange gains/(losses)	(21.2)	2.4
Interest expense	(7.4)	(7.7)
Income before tax	$38.7	$110.3
Taxes. Income tax expense for the three months ended September 30, 2014 was $1.3 million (2013 — $2.9 million) equating to an estimated effective tax rate of 3.4% (2013 — 2.6%). The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2014 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate decreased from 23% to 21%, effective April 1, 2014) and the U.S. (where the corporate tax rate is 34%). The increase in tax rate for the quarter is due predominantly to a greater proportion of group profits being derived from our U.K.-based operations relative to Bermuda.
Net income after tax. Net income after tax for the three months ended September 30, 2014 was $37.4 million, equivalent to basic earnings per ordinary share of $0.43 adjusted for the $9.5 million preference share dividends. Fully diluted earnings per ordinary share were $0.42. Net income after tax for the three months ended September 30, 2013 was $107.4 million, equivalent to basic earnings per ordinary share of $1.47 after deducting $9.5 million in preference share dividends and $7.1 million difference between the capital raised upon issuance and the final redemption of the PIERS. Fully diluted earnings per ordinary share were $1.43.
Investment gains/(losses). Total realized and unrealized investment losses for the three months ended September 30, 2014 were $0.2 million (2013 — gain of $17.7 million) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	($ in millions)
Net realized gains/(losses):
Fixed income securities — Available for sale	$0.7	$1.3
Fixed income securities — Trading	1.7	(0.5)
Equity securities — Available for sale	4.2	6.3
Equity securities — Trading	2.7	0.4
Net unrealized gains/(losses):
Fixed income securities — Trading	(8.9)	0.9
Equity securities — Trading(1)	(1.1)	8.1
Cartesian gains	—	1.2
Catastrophe bonds — Trading	0.5	—
Total realized and unrealized investment gains/(losses)	$(0.2)	$17.7

(1)
Excludes $16.3 million of unrealized foreign exchange losses (September 30, 2013 — $6.3 million gain) which are included in net realized and unrealized foreign exchange gains/(losses) in the statement of operations.

Other comprehensive income (loss). Total other comprehensive losses were $34.2 million (2013 — loss of $0.4 million), net of taxes, for the three months ended September 30, 2014. This comprised a $27.4 million loss in the net unrealized available for sale investment portfolio (2013 — $4.4 million net unrealized loss largely attributable to the impact of rising interest rates on our bond portfolios), a $3.5 million reclassification of net realized gains to net income (2013 — $8.2 million reclassified net realized gains) and net unrealized losses in foreign currency translation of $3.3 million (2013 — $3.4 million net unrealized losses).
Dividends. The dividend on our ordinary shares increased from $0.18 per ordinary share to $0.20 per ordinary share effective April 23, 2014. Dividends paid on our ordinary and preference shares in the three months ended September 30, 2014 were $13.1 million and $9.5 million, respectively (2013 — $12.2 million and $9.5 million).
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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2014 and 2013. The contributions of each segment to gross written premiums in the three months ended September 30, 2014 and 2013 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(% of total gross written premiums)
Reinsurance	39.4%	37.7%
Insurance	60.6	62.3
Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	($ in millions)
Reinsurance	$256.9	$219.5
Insurance	395.6	362.1
Total	$652.5	$581.6
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
Gross written premiums. Gross written premiums in our reinsurance segment increased by 17.0% compared to the three months ended September 30, 2013. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2014 and 2013, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% increase
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$40.0	$37.8	5.8%
Other property reinsurance	95.4	70.8	34.7%
Casualty reinsurance	70.7	68.6	3.1%
Specialty reinsurance	50.8	42.3	20.1%
Total	$256.9	$219.5	17.0%
The increase in property catastrophe premiums in the third quarter of 2014 is mainly attributable to the impact the Aspen Capital Markets division which has enabled us to leverage our underwriting expertise to increase line sizes and cede risk to third party investors. The increase in other property reinsurance is due to increases in our pro rata and risk excess lines while gross written premiums in casualty reinsurance increased due to increases in U.S. casualty lines. Specialty reinsurance increased due to a $9.1 million commutation of a contract in the comparative period which reduced the gross written premiums in that period.
Losses and loss adjustment expenses. The loss ratio for the three months ended September 30, 2014 was 47.2% compared to 47.8% in the equivalent period in 2013. The reduction in the loss ratio is primarily attributable to lower attritional and catastrophe losses being more significant than a reduction in reserve releases. In the third quarter of 2014, we experienced $10.5 million of natural catastrophe losses, consisting of $6.0 million of losses associated with European storms and $4.5 million of losses from other weather related events principally in North America. The comparable quarter of 2013 was adversely affected by $12.7 million ($11.3 million net reinstatement premiums) of losses associated with floods in Canada and Mexico and hailstorms in Germany. There was a $6.3 million decrease in prior year reserve releases from $32.3 million in the third quarter of 2013 to $26.0 million in the current period. Reserve releases for the current quarter were mainly as a result of favorable development in the specialty and other property lines and reserve releases for the three months ended September 30, 2013 were mainly as a result of favorable development in the property catastrophe and specialty lines.

Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $52.1 million for the three months ended September 30, 2014 equivalent to 18.6% of net premiums earned (2013 — $49.1 million or 19.2% of net premiums earned). The acquisition expense ratio in the prior year was adversely affected by commutation adjustments in our specialty lines which reduced net earned premium without any equivalent reduction in commissions. The general and administrative expense ratio of 13.7% increased slightly from 13.5% for the same period in 2013 due predominantly to increased performance-related accruals.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our insurance segment increased by 9.3% compared to the three months ended September 30, 2013. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2014 and 2013, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$200.9	$164.6	22.1%
Marine, aviation and energy insurance	88.2	112.9	(21.9)%
Financial and professional lines insurance	106.5	84.6	25.9%
Total	$395.6	$362.1	9.3%
The increase in gross written premiums in the period came from our U.S. and international property and casualty and financial and professional lines while the reduction in premiums in our marine, aviation and energy insurance lines came from our U.K. based marine, energy and construction unit where the account has been repositioned and in our aviation lines where market conditions are difficult.
Losses and loss adjustment expenses. The loss ratio for the quarter was 63.7% compared to 58.2% for the three months ended September 30, 2013, with the increase in the loss ratio due to an increased frequency of mid-sized losses in our U.K. based property and casualty lines and our marine, aviation and energy business lines totaling $14.3 million. The loss ratio for the current quarter has also been adversely affected by $6.6 million of catastrophe losses associated with U.S. weather-related events while the comparative period in 2013 experienced $2.9 million of U.S. storm losses. There was a $5.3 million increase in prior year reserve releases from $1.3 million in the third quarter of 2013 to $6.6 million in the current period.
The reserve releases in the current quarter were principally from our property and casualty and financial and professional lines offset by a modest strengthening in our marine, aviation and energy lines. The releases in the comparative quarter in 2013 were due primarily to favorable development in casualty, energy physical damage and aviation lines, but offset by strengthening in other lines within marine, aviation and energy.
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended September 30, 2014 reduced to 19.2% of net premiums earned compared to 21.3% in the third quarter of 2013 as a result of changes in business mix and increased commissions on ceded reinsurance cessions. Our general and administrative expenses decreased by $3.9 million to $45.6 million for the three months ended September 30, 2014 from $49.5 million in the third quarter of 2013 due to lower performance-related accruals. The expense ratio reduced by 3.4 percentage points overall commensurate with the lower U.S. dollar expense and the increase in net earned premium.

Results of Operations for the Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013
The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2014 and 2013, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Gross written premiums increased by $245.0 million, or 12.0%, in the first nine months of 2014 compared to the same period in 2013. Premiums from our reinsurance segment increased by 7.3% reflecting growth in catastrophe and other property lines offset by planned reductions in casualty lines and challenging market conditions in some specialty lines. Our insurance segment’s premiums increased by 16.2% principally due to growth from all our U.S. teams, our international property and casualty business lines and from international financial and professional lines. Marine, aviation and energy lines have reduced premium written due to repositioning of certain accounts and difficult market conditions. The table below shows our gross written premiums for each segment for the nine months ended September 30, 2014 and 2013, and the percentage change in gross written premiums for each segment:

Business Segment	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% increase
	($ in millions)	($ in millions)
Reinsurance	$1,027.5	$957.7	7.3%
Insurance	1,259.8	1,084.6	16.2%
Total	$2,287.3	$2,042.3	12.0%
Ceded reinsurance. Total reinsurance ceded for the first nine months of 2014 of $326.1 million increased by $35.5 million from the first nine months of 2013. The ceded reinsurance premiums increased slightly as a percentage of gross written premiums from 14.2% in the first nine months of 2013 to 14.3% in the first nine months of 2014. Although we have a strategy to retain more risk, our policy to grow Aspen Capital Markets has allowed us to increase our gross catastrophe reinsurance line sizes resulting in more risk ceded to third-party investors.
Net premiums earned. Net premiums earned in the first nine months of 2014 increased by 12.1% from the first nine months of 2013 consistent with the increase in gross written premiums in the period.
Losses and loss adjustment expenses. The loss ratio for the first nine months of 2014 of 54.0% reduced by 1.8 percentage points compared to the first nine months of 2013 due to lower catastrophe and attritional current year losses.
In the reinsurance segment, the reduction in the loss ratio was predominantly due to a $41.7 million reduction in catastrophe losses. In the first nine months of 2014, we recognized $27.9 million of catastrophe losses associated with North American, European and Asian storms compared to $69.6 million of losses associated with floods in Central Europe, Canada and India as well as the hailstorms in Germany and hailstorms and tornadoes in the U.S. for the same period in 2013.
In the insurance segment, the loss ratio for the first nine months of 2014 of 62.0% increased by 0.7 percentage points compared to the first nine months of 2013. In the first nine months of 2014, we recognized $21.9 million of catastrophe losses from U.S. and U.K. storms compared to $9.9 million of catastrophe losses related to the tornadoes and hailstorms in the U.S. in the first nine months of 2013. In 2013 we experienced a higher frequency of medium-sized fire-related losses in our property portfolio which had an adverse impact on the loss ratio. Prior year reserve releases increased by $6.3 million from $10.7 million in the first nine months of 2013 to $17 million in the current period. The improvement in the loss ratio in 2014 excluding catastrophes and reserve releases is also the result of improved results from our U.S. operations, lower attritional losses and higher risk retentions.

We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the nine months ended September 30, 2014 and 2013 were as follows:

Business Segment	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Reinsurance	44.5%	50.1%
Insurance	62.0%	61.3%
Total Loss Ratio	54.0%	55.8%
We also present, in the tables below, loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined the major 2014 catastrophe losses as losses associated with North American, European and Asian storms and flood losses in the U.K. We have defined major 2013 catastrophe losses as losses associated with hailstorms in Germany, floods in Central Europe, Canada, Mexico and India as well as tornadoes and hailstorms in the U.S.
The underlying changes in loss ratios by segment are shown in the tables below for the nine months ended September 30, 2014 and 2013. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums from catastrophe loss events.

For the Nine Months Ended September 30, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.5%	(3.4)%	41.1%
Insurance	62.0%	(2.2)%	59.8%
Total	54.0%	(2.8)%	51.2%

For the Nine Months Ended September 30, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	50.1%	(8.5)%	41.6%
Insurance	61.3%	(1.2)%	60.1%
Total	55.8%	(4.8)%	51.0%
Reserve releases in our reinsurance segment decreased from $76.5 million in the first nine months of 2013 to $75.6 million in the current period. The insurance segment had a $10.7 million reserve release in the first nine months of 2013 compared to a $17 million reserve release in the first nine months of 2014. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.
Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.7%	15.6%	16.5%	19.4%	16.1%	17.6%
General and administrative expense ratio(1)	12.5	12.1	15.9	11.7	13.4	14.9
Gross expense ratio	30.2	27.7	32.4	31.1	29.5	32.5
Effect of reinsurance	1.3	6.0	4.5	1.6	6.9	4.8
Total net expense ratio	31.5%	33.7%	36.9%	32.7%	36.4%	37.3%

(1)	The total group general and administrative expense ratio includes corporate expenses.
Policy acquisition expenses have increased by $14.1 million in the first nine months of 2014 due primarily to growth in written premiums. The growth in commissions payable did not result in an increase in the acquisition ratio as increased net earned premiums which combined with changes in the business mix have resulted in a 1.4 percentage point reduction in the acquisition ratio compared to the first nine months of 2013.
General, administrative and corporate expenses increased by $51.0 million for the first nine months of 2014 compared to the first nine months of 2013 due to $28.5 million in non-recurring corporate expenses associated with the cost of defending the unsolicited approach by Endurance, increases in headcount associated with growth in our business, increased U.S. dollar to Sterling exchange rates and higher performance-related accruals.
Net investment income. Net investment income for the first nine months of 2014 was $143.6 million, an increase of 3.2% compared to $139.2 million in the first nine months of 2013 due primarily to increased fixed income interest and equity dividend income.
Change in fair value of derivatives. In the nine months ended September 30, 2014, we recorded a loss of $4.1 million (2013 — gain of $3.2 million) in respect of interest rate swaps due to declining interest rates and a loss of $4.5 million (2013 — loss of $3.7 million) in respect of foreign exchange contracts.
Income before tax. In the nine months ended September 30, 2014, income before tax was $299.9 million (2013 — $249.1 million) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	($ in millions)
Underwriting income	$239.2	$153.4
Corporate expenses	(74.6)	(42.0)
Other income	2.6	3.0
Net investment income	143.6	139.2
Change in fair value of derivatives	(8.6)	(0.5)
Change in fair value of loan notes issued by variable interest entities	(14.5)	—
Realized and unrealized investment gains	53.6	54.3
Realized and unrealized investment losses	(8.9)	(28.0)
Net realized and unrealized foreign exchange losses	(10.4)	(7.1)
Interest expense	(22.1)	(23.2)
Income before tax	$299.9	$249.1
Taxes. Income tax expense for the nine months ended September 30, 2014 was $11.3 million (2013 — $9.8 million) equating to an estimated effective tax rate of 3.8% (2013 — 3.9%). The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2014 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate decreased from 23% to 21% effective April 1, 2014) and the U.S. (where the corporate tax rate is 34%).
Net income after tax. Net income after tax for the nine months ended September 30, 2014 was $288.6 million, equivalent to basic earnings per share of $3.99 adjusted for the $28.4 million preference share dividends. Net income after tax for the nine months ended September 30, 2013 was $239.3 million, equivalent to basic earnings per ordinary share of $3.06, adjusted for the $26.1 million preference share dividends and the $7.1 million difference between the capital raised upon issuance of the PIERS and the final redemption of the PIERS. Fully diluted earnings per ordinary share were $3.91 for the nine months ended September 30, 2014 compared to $2.95 for the equivalent period in 2013.

Investment gains. Realized and unrealized investment gains for the nine months ended September 30, 2014 were $44.7 million (2013 — $26.3 million) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	($ in millions)
Net realized gains/(losses):
Fixed income securities — Available for sale	$2.6	$8.9
Fixed income securities — Trading	4.2	4.7
Equity securities — Available for sale	9.7	13.8
Equity securities — Trading	4.2	0.5
Net unrealized gains/(losses):
Fixed income securities — Trading	8.5	(18.9)
Equity securities — Trading(1)	15.7	16.2
Cartesian	—	1.1
Catastrophe bonds — Trading	0.5	—
OTTI	(0.7)	—
Total realized and unrealized investment gains	$44.7	$26.3

(1)
Excludes $14.1 million of unrealized foreign exchange losses (September 30, 2013 — $1.7 million gain) which are included in net realized and unrealized foreign exchange gains/losses in the statement of operations.

Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the nine months ended September 30, 2014 was $0.7 million (2013 — $Nil). For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Other comprehensive income. Total other comprehensive income was $33.6 million (2013 — loss of $168.3 million), net of taxes, for the nine months ended September 30, 2014. This is comprised of a $24.6 million gain in the net unrealized available for sale investment portfolio (2013 — $127.3 million net unrealized loss) attributable to the impact of lower interest rates on our bond portfolios, less a $5.7 million reclassification of net realized gains to net income (2013 — $20.2 million reclassified net realized gains), net unrealized gains in foreign currency translation of $14.7 million (2013 — $21.0 million net unrealized losses) and an amortization of loss on derivative contracts of $Nil (2013 — $0.2 million).
Dividends. As announced on April 23, 2014, the dividend on our ordinary shares increased from $0.18 per ordinary share to $0.20 per ordinary share. Dividends paid on our ordinary and preference shares in the nine months ended September 30, 2014 were $37.9 million and $28.4 million, respectively (2013 — $36.0 million and $26.1 million).

Underwriting Results by Operating Segments — Nine Months
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2014 and 2013. The contributions of each segment to gross written premiums in the nine months ended September 30, 2014 and 2013 were as follows:

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(% of total gross written premiums)
Reinsurance	44.9%	46.9%
Insurance	55.1	53.1
Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	($ in millions)
Reinsurance	$1,027.5	$957.7
Insurance	1,259.8	1,084.6
Total	$2,287.3	$2,042.3
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment increased by 7.3% compared to the nine months ended September 30, 2013. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2014 and 2013, and the percentage change in gross written premiums for each such line:

Lines of Business	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$300.4	$266.5	12.7%
Other property reinsurance	287.6	241.3	19.2%
Casualty reinsurance	244.6	257.3	(4.9)%
Specialty reinsurance	194.9	192.6	1.2%
Total	$1,027.5	$957.7	7.3%
The increase in property catastrophe premiums is mainly attributable to the impact of our Aspen Capital Markets division which has enabled us to increase line sizes. The increase in other property reinsurance is predominantly due to growth in our pro rata business across most regions. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior year premium estimates and planned reductions in some casualty lines.
Losses and loss adjustment expenses. The loss ratio for the nine months ended September 30, 2014 was 44.5% compared to 50.1% in the equivalent period in 2013. The reduction in the loss ratio is primarily attributable to lower current year catastrophe and attritional losses. In the first nine months of 2014, we experienced $27.9 million of natural catastrophe losses comprising $13.3 million of losses associated with North American weather-related events and $14.6 million of other losses associated predominantly with European and Asian storms. The comparable period in 2013 experienced $69.6 million of losses associated with floods in Central Europe, Canada and India as well as the hailstorms and tornadoes in the U.S. Reserve releases for the current period were mainly as a result of favorable development in the property catastrophe and specialty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $152.3 million for the nine months ended September 30, 2014 equivalent to 18.5% of net premiums earned (2013 — $161.0 million or 20.4% of net premiums earned). The reduction in the acquisition expense ratio is largely due to the comparative period in 2013 including commutation adjustments which reduced earned premiums without any equivalent reduction in commissions. The general and administrative expense ratio of 13.0% increased from 12.3% for the same period in 2013 due predominantly to an increase in performance-related accruals.

Insurance
Gross written premiums. Gross written premiums in our insurance segment for the nine months ended September 30, 2014 increased by 16.2% from $1,084.6 million in the equivalent period in 2013. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2014 and 2013, and the percentage change in gross written premiums for each line:

Lines of Business	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$598.5	$472.6	26.6%
Marine, aviation and energy insurance	373.5	393.5	(5.1)%
Financial and professional lines insurance	287.8	218.5	31.7%
Total	$1,259.8	$1,084.6	16.2%
The increase in gross written premium is mainly due to continued higher contribution from all our U.S. teams, our international property and casualty team and our international financial and professional lines. Marine, aviation and energy lines have reduced premium written due to the repositioning of certain accounts and difficult market conditions.
Losses and loss adjustment expenses. The loss ratio of 62.0% for the first nine months of 2014 increased compared to 61.3% for the comparable period in 2013, due to higher catastrophe losses partially offset by lower attritional losses and higher reserve releases. The loss ratio for the first nine months of 2014 was adversely affected by $21.9 million of catastrophe losses associated with U.S. and U.K storms. Losses for the nine months ended September 30, 2013 included $9.9 million of catastrophe losses related to the tornadoes and hailstorms in the U.S. in addition to a higher frequency of losses in our property and casualty lines of business. There has been a $6.3 million increase in prior year reserve releases from $10.7 million in the first nine months of 2013 to $17.0 million in the current period.
The reserve releases in the nine-month period were principally from our property and casualty lines. The release in the comparative period in 2013 was due primarily from better than expected development from property and casualty, aviation and marine hull lines offsetting adverse development in other marine, aviation and energy lines of business.
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2014 decreased to 19.0% of net premiums earned compared to 19.9% in the comparable period as a result of changes in business mix and increased commissions on ceded reinsurance cessions. Our general and administrative expenses in the first nine months of 2014 increased by $8.6 million to $142.6 million from $134.0 million in the comparable period of 2013 due to growth in our U.S. business, increased U.S. dollar to Sterling exchange rates and higher performance-related accruals. The expense ratio decreased in the period as the increase in expenses was less significant than the increase in net earned premiums.

Cash and investments
As at September 30, 2014 and December 31, 2013, total cash and investments, including accrued interest receivable, were $8.6 billion and $8.3 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2014		As at December 31, 2013
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$973.9	11.3%	$1,020.4	12.4%
U.S. agency	201.9	2.3	269.1	3.2
Municipal	31.7	0.4	32.8	0.4
Corporate	2,278.4	26.5	2,069.4	24.9
Non-U.S. government-backed corporate	75.5	0.9	84.6	1.0
Foreign government	752.6	8.8	778.9	9.4
Asset-backed	143.9	1.7	122.3	1.4
Non-agency commercial mortgage-backed	51.5	0.6	62.6	0.8
Agency mortgage-backed	988.4	11.5	1,129.0	13.7
Total fixed income securities — available for sale	$5,497.8	64.0%	$5,569.1	67.2%
Fixed income securities — trading
U.S. government	16.5	0.2	22.0	0.3
U.S. agency	0.2	—	0.2	—
Municipal	1.1	—	1.1	—
Corporate	521.1	6.1	474.8	5.7
Foreign government	139.2	1.6	136.2	1.6
Asset-backed	15.2	0.2	12.8	0.1
Bank loans	80.8	0.9	69.1	0.8
Total fixed income securities — trading	$774.1	9.0%	$716.2	8.5%
Total other investments	8.7	0.1	48.0	0.6
Total catastrophe bonds — trading	32.2	0.4	5.8	0.1
Total equity securities — available for sale	125.9	1.4	149.5	1.8
Total equity securities — trading	521.1	6.0	310.9	3.7
Total short-term investments — available for sale	307.2	3.6	160.3	1.9
Total short-term investments — trading	7.0	0.1	—	—
Total cash and cash equivalents	1,289.1	15.0	1,293.6	15.6
Total net (payable)/receivable for securities (purchased)/sold	(9.7)	(0.1)	1.1	—
Total accrued interest receivable	45.7	0.5	47.9	0.6
Total cash and investments	$8,599.1	100.0%	$8,302.4	100.0%
Fixed Income Securities. As at September 30, 2014, the average credit quality of our fixed income portfolio was “AA-,” with 88.1% of the portfolio rated “A” or higher. As at December 31, 2013, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at September 30, 2014 was 3.51 years compared to 3.50 years as at December 31, 2013 excluding the impact of the interest rate swaps, and 3.26 years including the impact of interest rate swaps (December 31, 2013 — 3.17 years).
As at September 30, 2014, we invested $80.8 million in a U.S. Dollar bank loans trading portfolio. In May 2014 we sold our BB High Yield portfolio for net proceeds of $25.1 million. In August 2013, we invested in a $200.0 million BBB rated EMD portfolio, which is reported above in corporate and foreign government securities.

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at September 30, 2014:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$988.4	$988.4
Non-agency commercial	26.6	24.9	51.5
Total mortgage-backed securities	$26.6	$1,013.3	$1,039.9
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.
Equity Securities. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. In 2014, we increased investment in our equity trading portfolio by $160.0 million of which $80.0 million took place in the third quarter of 2014. The total investment return from the available for sale and trading equity portfolios for the three and nine months ended September 30, 2014 and 2013 is as follows:

	For the Three Months Ended		For the Nine Months Ended
Available for Sale Equity Portfolio	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in millions)		($ in millions)
Dividend income	$1.0	$3.0	$3.5	$4.7
Realized investment gains	4.2	9.1	9.7	13.8
Change in net unrealized gains/(losses), gross of tax	(4.5)	(20.4)	(2.3)	9.4
Realized foreign exchange gains/(losses)	(0.5)	0.2	(0.4)	(1.4)
Unrealized foreign exchange gains/(losses)	(3.3)	3.3	(2.9)	0.6
Total investment return/(loss) from the available for sale equity portfolio	$(3.1)	$(4.8)	$7.6	$27.1

	For the Three Months Ended		For the Nine Months Ended
Trading Equity Portfolio	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in millions)		($ in millions)
Dividend income	$3.5	$2.1	$10.5	$5.5
Realized investment gains	2.7	4.5	4.2	0.5
Change in net unrealized gains/(losses), gross of tax	(1.1)	(5.8)	15.7	16.2
Realized foreign exchange gains/(losses)	0.3	—	0.3	(0.4)
Unrealized foreign exchange gains/(losses)	(16.3)	(0.4)	(14.1)	1.7
Total investment return/(loss) from the trading equity portfolio	$(10.9)	$0.4	$16.6	$23.5
Interest rate swaps. As at September 30, 2014, our interest rate swaps program was a notional $981.2 million down from $1.0 billion at June 30, 2014, as $18.8 million of swaps expired on August 2, 2014. Our interest rate swaps program continues to partially mitigate the negative impact of rising interest rates on the market value of our fixed income portfolio. During the quarter, our interest rate swap position was up $1.3 million which consisted of a $7.5 million mark to market gain less $6.2 million of net interest payments. As at September 30, 2014, our interest-rate swap position reduced the duration of the fixed-income portfolio from 3.51 years to 3.26 years and the duration of the aggregate portfolio from 2.82 years to 2.62 years.
European Fixed Income and Equity Exposures. As at September 30, 2014, we had $1,146.6 million, or 13.2% of our total cash and investments, invested in securities issued by European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish corporate bonds and Italian equities.
We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the Eurozone. We continue to prohibit purchases of GIIPS sovereign (including Belgium) and guaranteed debt, peripheral European bank debt, corporate bonds issued by companies domiciled in GIIPS countries. In May 2014, we amended our restrictions on purchases of bonds issued by U.K and non-peripheral European corporate financial issuers to allow the purchase of those issued by select issuers.
The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at September 30, 2014. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at September 30, 2014 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$16.2	$—	$—	$—	$—	$16.2	1.4%
Belgium	—	—	29.2	—	—	12.5	41.7	3.6
Denmark	2.6	—	—	—	—	7.1	9.7	0.9
Finland	20.6	—	—	—	—	6.3	26.9	2.3
France	—	39.7	28.9	3.0	—	42.3	113.9	9.9
Germany	57.8	21.0	56.4	2.3	—	11.4	148.9	13.0
Ireland	—	—	—	—	1.0	—	1.0	0.1
Italy	—	—	—	—	—	9.1	9.1	0.8
Luxembourg	—	—	—	0.3	1.0	—	1.3	0.1
Netherlands	—	60.4	8.4	1.2	1.5	0.3	71.8	6.3
Norway	7.0	13.6	—	—	—	—	20.6	1.8
Spain	—	—	—	1.5	—	—	1.5	0.1
Sweden	3.0	21.7	—	1.0	—	22.0	47.7	4.2
Switzerland	11.8	43.5	52.7	8.5	—	70.4	186.9	16.3
United Kingdom	16.4	223.7	86.4	37.3	4.4	81.2	449.4	39.2
Total European Exposures	$119.2	$439.8	$262.0	$55.1	$7.9	$262.6	$1,146.6	100.0%

	As at September 30, 2014 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$6.8	$—	$9.4	$—	$—	$—	$—	$—	$—	$—	$16.2	$0.1
Belgium	—	—	—	—	—	—	29.2	—	12.5	—	41.7	3.2
Denmark	—	—	—	—	2.6	—	—	—	7.1	—	9.7	1.0
Finland	11.6	—	—	—	9.0	—	—	—	6.3	—	26.9	1.3
France	3.7	—	8.8	24.8	—	13.1	21.2	—	42.3	—	113.9	9.2
Germany	9.8	—	36.6	10.5	19.7	—	60.9	—	11.4	—	148.9	3.5
Ireland	—	—	—	—	—	—	—	—	—	1.0	1.0	—
Italy	—	—	—	—	—	—	—	—	9.1	—	9.1	0.5
Luxembourg	—	—	—	—	—	—	0.3	—	—	1.0	1.3	—
Netherlands	11.0	—	—	29.3	—	2.8	26.8	—	0.3	1.5	71.7	1.2
Norway	—	—	—	20.7	—	—	—	—	—	—	20.7	1.0
Spain	—	—	—	—	—	—	1.5	—	—	—	1.5	—
Sweden	—	—	—	10.1	3.0	12.6	—	—	22.0	—	47.7	5.2
Switzerland	8.0	—	—	—	—	34.3	70.4	3.8	70.4	—	186.9	17.6
United Kingdom	212.0	1.3	6.7	—	—	12.8	117.1	13.8	81.3	4.4	449.4	8.1
Total European Exposures	$262.9	$1.3	$61.5	$95.4	$34.3	$75.6	$327.4	$17.6	$262.7	$7.9	$1,146.6	$51.9

Reserves for Losses and Loss Adjustment Expenses
As at September 30, 2014, we had total net loss and loss adjustment expense reserves of $4,402.6 million (December 31, 2013 — $4,346.2 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at September 30, 2014 and December 31, 2013, respectively:

	As at September 30, 2014
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,593.8	$(39.6)	$2,554.2
Insurance	2,193.5	(345.1)	1,848.4
Total losses and loss expense reserves	$4,787.3	$(384.7)	$4,402.6

	As at December 31, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,707.0	$(60.2)	$2,646.8
Insurance	1,971.9	(272.5)	1,699.4
Total losses and loss expense reserves	$4,678.9	$(332.7)	$4,346.2
For the nine months ended September 30, 2014, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $92.6 million. An analysis of this reduction by business segment is as follows for each of the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	($ in millions)		($ in millions)
Reinsurance	$26.0	$32.3	$75.6	$76.5
Insurance	6.6	1.3	17.0	10.7
Total losses and loss expense reserves reductions	$32.6	$33.6	$92.6	$87.2
The key elements which gave rise to the net positive development during the three months ended September 30, 2014 were as follows:
Reinsurance. Net reserve releases were $26.0 million in the current quarter. The largest releases in the quarter were $15.6 million from specialty lines due to a reduction in reserves for credit and surety and marine lines and an $8.0 million reduction in reserves for other property lines due to better than expected development.
Insurance. Net reserve releases of $6.6 million in the current quarter were attributable to the majority of our business lines with the most significant releases coming from our property and casualty business and our financial and professional lines. These releases were partially offset by a $3.5 million net strengthening in the marine, aviation and energy business lines.
The key elements which gave rise to the net positive development during the nine months ended September 30, 2014 were as follows:
Reinsurance. Net reserve releases were $75.6 million in the nine months ended September 30, 2014. The largest releases were $19.1 million from catastrophe lines due primarily to a reduction in reserving margins held against 2012 and prior catastrophe events and better than planned experience; $37.8 million from specialty reinsurance due to a combination of a reduction in credit and surety estimates, a reduction in 2011 prior claim estimates, mainly from short-tail lines, and the final settlement of a large contract; and an $8.8 million reduction in reserves for other property lines and $10.4 million reduction from casualty reinsurance lines due to favorable development.
Insurance. Net reserve releases of $17.0 million in the nine months ended September 30, 2014 were mainly attributable to our property and casualty lines as well as a release in the marine, aviation and energy line. These releases were partially offset by a $12.7 million net strengthening in the marine, aviation and energy business lines, although this strengthening has been mitigated by the receipt of loss-related additional premiums.

We did not make any significant changes in assumptions used in our reserving process. However, because the period of time we have been in operation is relatively short, for longer tail lines our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.
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

Capital Management
The following table shows our capital structure as at September 30, 2014 compared to December 31, 2013:

	As at September 30, 2014	As at December 31, 2013
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,888.7	$2,744.0
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.1	549.0
Loan notes issued by variable interest entities(1)	64.5	50.0
Total capital	$4,058.1	$3,898.8
(1) We do not consider the loan notes issued by VIE's to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at September 30, 2014, total shareholders’ equity was $3,444.5 million compared to $3,299.6 million as at December 31, 2013. Our total shareholders’ equity as at September 30, 2014 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2013 — $555.8 million).
On April 24, 2013, we announced a 5.9% increase in our normal quarterly dividend to our ordinary shareholders from $0.17 per share to $0.18 per ordinary share, and a further 11.1% increase to $0.20 per ordinary share was declared on April 23, 2014.
We acquired and cancelled 2,120,625 and 2,891,130 ordinary shares in the three and nine months ended September 30, 2014, respectively. The total consideration paid for the three and nine months ended September 30, 2014 was $90.0 million and $120.9 million, respectively, with the average price for the three and nine months ended September 30, 2014 being $42.46 and $41.82, respectively. As at September 30, 2014, we had $103.2 million remaining under our current share repurchase authorization of $500.0 million granted on February 7, 2013.
The amount outstanding under our senior notes, as at September 30, 2014, less amortization of expenses was $549.1 million (December 31, 2013 — $549.0 million). In addition to the senior debt issued by Aspen Holdings, we have also reported a liability of $64.5 million associated with the loan notes issued by Silverton in December 2013 (December 31, 2013 — $50.0 million). Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at September 30, 2014, this ratio was 15.1% (December 31, 2013 — 15.4%). Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 28.8% as at September 30, 2014 (December 31, 2013 — 29.6%).
Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,444.5 million as at September 30, 2014 (December 31, 2013 — $3,299.6 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all of our preference shares are listed on the New York Stock Exchange.

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
As at September 30, 2014, Aspen Holdings held $144.6 million of cash and cash equivalents (December 31, 2013 — $94.2 million) with the increase due to the receipt of dividend income from subsidiary companies less a total of $120.9 million of ordinary share repurchases in the nine months ended September 30, 2014. Management considers the current cash and cash equivalents, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described under “Letter of Credit Facilities” below.
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
Operating Subsidiaries. As at September 30, 2014, the Operating Subsidiaries held $1,262.1 million (December 31, 2013 — $1,150.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2014 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at September 30, 2014 and December 31, 2013:

	As at September 30, 2014	As at December 31, 2013
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$741.4	$685.8
Third party	2,146.1	2,236.4
Letters of credit / guarantees	776.4	830.4
Total restricted assets	$3,663.9	$3,752.6
Total as percent of cash and invested assets	42.8%	45.5%
For more information on these arrangements, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Consolidated Cash Flows for the Nine Months Ended September 30, 2014. Total net cash flow from operations for the nine months ended September 30, 2014 was $476.3 million, an increase of $43.3 million from the comparative period in 2013. The increase is mainly attributable to reduced claim payments made in the first nine months of 2014 in respect of 2013 losses compared to claim payments made in the first nine months of 2013 in respect of 2012 losses. For the nine months ended September 30, 2014, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
Letter of Credit Facilities. On June 12, 2013, we and certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among us, certain of our subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility will be used primarily for letters of credit in connection with our insurance and reinsurance businesses to finance our working capital needs and those of our subsidiaries and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of September 30, 2014, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company.
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
The terms of a Pledge Agreement between Aspen Bermuda and Citi Europe (pursuant to an Assignment Agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at September 30, 2014, we had $437.7 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2013 — $516.8 million under the LOC Facility).
In addition, Aspen U.K. and Aspen Bermuda have a $100.0 million secured letter of credit facility agreement with Barclays Bank PLC. As at September 30, 2014, we had $12.3 million of outstanding collateralized letters of credit under this facility (December 31, 2013 — $18.9 million).

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at September 30, 2014:

	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating Lease Obligations	$1.8	$13.6	$9.7	$8.5	$7.2	$20.3	$61.1
Long-Term Debt Obligations(1)	—	—	—	—	—	550.0	550.0
Reserves for losses and LAE(2)	412.6	1,266.2	849.9	594.6	421.4	1,243.4	4,788.1
Total	$414.4	$1,279.8	$859.6	$603.1	$428.6	$1,813.7	$5,399.2

(1)
The long-term debt obligations disclosed above do not include the $32.3 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $50.0 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated (relevant in particular to longer-tail lines), thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2013 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the United States Securities and Exchange Commission.

Further information on operating leases is given in Item 2, “Properties” in our 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
For a discussion of derivative instruments we have entered into, please see Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 included in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at September 30, 2014, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements
This report contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “could,” “would,” “should,” “plan,” “estimate,” “project,” “outlook,” “trends,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2013 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events and are subject to a number of uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements.
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
If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we projected. All forward-looking statements in this report reflect our current views with respect to future events and are subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy and liquidity. All subsequent written and oral forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by the points made above. You should specifically consider the factors identified in this report which could cause actual results to differ before making an investment decision.
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. In addition, we partially mitigate our exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of its investment activities.

As at September 30, 2014, our fixed income portfolio had an approximate duration of 3.51 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	6,949.5	6,831.6	6,713.8	6,596.0	6,478.2
Gain/(loss) $ in millions	235.7	117.8	—	(117.8)	(235.6)
Percentage of portfolio	3.5%	1.8%	—%	(1.8)%	(3.5)%
Equity risk. We have invested in equity securities which had a fair market value of $647.0 million as at September 30, 2014, equivalent to 7.6% of the total of investments, cash and cash equivalents at that date (December 31, 2013 — $460.4 million, 5.6%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at September 30, 2014, 78.4% (December 31, 2013 — 82.1%) of our cash, cash equivalents and investments were held in U.S. Dollars, 8.7% (December 31, 2013 — 7.6%) were in British Pounds and 13.0% (December 31, 2013 — 10.3%) were in other currencies. For the nine months ended September 30, 2014, 18.0% (December 31, 2013 — 16.4%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2014.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2014 would have impacted our net reportable British Pound net assets by approximately $3 million for the nine months ended September 30, 2014 (September 30, 2013 — approximately $10 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the nine months ended September 30, 2014, the impact of foreign currency contracts on net income was a loss of $4.5 million (2013 — loss of $3.7 million).
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2014, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2013 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “Baa1” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2014. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during three and nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended September 30, 2014 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1, 2014 to July 31, 2014	—	$—	—	$193.3
August 1, 2014 to August 31, 2014	818,896	$42.21	818,896	$158.7
September 1, 2014 to September 30, 2014	1,301,729	$42.61	1,301,729	$103.2
Total(1)	2,120,625	$42.46	2,120,625	$103.2
_______________

(1)
During the third quarter of 2014, we repurchased 2,120,625 million ordinary shares in the open market under a Rule 10b5-1 plan at an average price of $42.46 per share for a total cost of $90.0 million. We had $103.2 million remaining under our current share buyback authorization at September 30, 2014.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Amended 2008 Sharesave Scheme, filed with this report.
10.2	Amended and Restated Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan, filed with this report.
10.3
Letter of Credit Facility, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2014).

10.4
Pledge Agreement Amendment, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 3, 2014).

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2014 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2014 and 2013; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	November 7, 2014	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	November 7, 2014	By:	/s/ John Worth
John Worth
Chief Financial Officer