Form 10-K
period 2014-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2015-02-23
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________

Form 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2014, was approximately $2.8 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2014.
As of February 13, 2015, there were 62,238,945 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Aspen Holdings and Subsidiaries
Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its subsidiaries, Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen (US) Holdings Limited (“Aspen U.S. Holdings Ltd.”), Aspen Insurance UK Services Limited (“Aspen UK Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Bermuda Limited (“Aspen Bermuda”, formerly Aspen Insurance Limited), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen European Holdings Limited (“Aspen European”), Aspen Managing Agency Limited (“AMAL”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management, Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America CA LLC (“ARA - CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”), APJ Continuation Limited (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”), Aspen Recoveries Limited (“Aspen Recoveries”), Aspen Capital Management, Ltd (“ACM”), Silverton Re Ltd. (“Silverton”), Aspen Capital Advisors Inc. (“ACA”), Peregrine Reinsurance Ltd (“Peregrine”), Aspen Cat Fund Limited (“ACF”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC and AUL, as corporate member of Syndicate 4711, are our principal operating subsidiaries and each referred to herein as an “Operating Subsidiary” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds,” “GBP” or “£” are to the lawful currency of the United Kingdom and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.
Forward-Looking Statements
This Form 10-K (this “report”) contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could,” “would,” “should” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The risks, uncertainties and other factors set forth below and under Item 1A, “Risk Factors” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•
the assumptions and uncertainties underlying reserve levels that may be impacted by future payments for settlements of claims and expenses or by other factors causing adverse or favorable development, including our assumptions on inflation costs associated with long-tail casualty business which could differ materially from actual experience;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

•
increased competition from existing insurers and reinsurers and from alternative capital providers and insurance-linked funds and collateralized special purpose insurers on the basis of pricing, capacity, coverage terms, new capital, binding authorities to brokers or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	our ability to execute our business plan to enter new markets, introduce new products and develop new distribution channels, including their integration into our existing operations;

•	our acquisition strategy;

•	the recent consolidation in the (re)insurance industry;

•	loss of one or more of our senior underwriters or key personnel;

•
changes in our ability to exercise capital management initiatives (including our share repurchase program) or to arrange banking facilities as a result of prevailing market conditions or changes in our financial results;

•	changes in general economic conditions, including inflation, deflation, foreign currency exchange rates, interest rates and other factors that could affect our financial results;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	the risks associated with the management of capital on behalf of investors;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	our ability to adequately model and price the effects of climate cycles and climate change;

•	any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the risks related to litigation;

•	the effectiveness of our risk management loss limitation methods, including our reinsurance purchasing;

•
changes in the total industry losses, or our share of total industry losses, resulting from past events such as the winter storms in the U.S., snowstorms in Japan, flooding in Asia and the U.K., North American and European storms and hailstorms in Australia in 2014, the German hailstorms, floods and other catastrophes in 2013, Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand Earthquakes in 2010 and 2011, and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

•	the impact of one or more large losses from events other than natural catastrophes or by an unexpected accumulation of attritional losses and deterioration in loss estimates;

•	the impact of acts of terrorism, acts of war and related legislation;

•	any changes in our reinsurers’ credit quality and the amount and timing of reinsurance recoverables;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

•	the continuing and uncertain impact of the current depressed lower growth economic environment in many of the countries in which we operate;

•	our reliance on information and technology and third-party service providers for our operations and systems;

•	the level of inflation in repair costs due to limited availability of labor and materials after catastrophes;

•	a decline in our Operating Subsidiaries’ ratings with Standard & Poor’s Ratings Services (“S&P”), A.M. Best Company Inc. (“A.M. Best”) or Moody’s Investors Service Inc. (“Moody’s”);

•	the failure of our reinsurers, policyholders, brokers or other intermediaries to honor their payment obligations;

•	our reliance on the assessment and pricing of individual risks by third parties;

•	our dependence on a few brokers for a large portion of our revenues;

•	the persistence of heightened financial risks, including excess sovereign debt, the banking system and the Eurozone crisis;

•	changes in government regulations or tax laws in jurisdictions where we conduct business;

•	changes in accounting principles or policies or in the application of such accounting principles or policies;

•	increased counterparty risk due to the credit impairment of financial institutions; and

•	Aspen Holdings or Aspen Bermuda becoming subject to income taxes in the United States or the United Kingdom.
In addition, any estimates relating to loss events involve the exercise of considerable judgment in the setting of reserves and reflect a combination of ground-up evaluations, information available to date from brokers and cedants, market intelligence, initial tentative loss reports and other sources. The actuarial range of reserves provided, if any, is based on our then current state of knowledge and explicit and implicit assumptions relating to the incurred pattern of claims, the expected ultimate settlement amount, inflation and dependencies between lines of business. Due to the complexity of factors contributing to losses and the preliminary nature of the information used to prepare estimates, there can be no assurance that our ultimate losses will remain within stated amounts.
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
General
We are a Bermudian holding company, incorporated on May 23, 2002, and conduct insurance and reinsurance business through our principal Operating Subsidiaries: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty and AAIC (United States). Aspen U.K. also has branches in Cologne (Germany), Dublin (Ireland), Paris (France), Zurich (Switzerland), Singapore, Australia and Canada. Reinsurance business is also written through Aspen Capital Markets via Silverton and Peregrine. We operate in the global markets for property and casualty insurance and reinsurance.
For the year ended December 31, 2014, we wrote $2,902.7 million in gross premiums and at December 31, 2014 we had total capital employed, including long-term debt, of $3,968.4 million.
Our corporate structure as at February 15, 2015 was as follows:

Aspen Insurance Holdings Limited (Bermuda Holdings Company)
Aspen (US) Holdings Limited (UK Company)
Aspen Bermuda Limited (Bermuda Operating Company)
Aspen Underwriting Limited (Lloyd's Corporate Member)
Silverton Re Ltd. (Bermuda special purpose vehicle)
Aspen Capital Management, Ltd (Bermuda Company)
Aspen Managing Agency Limited (Managing Agent to Lloyd's Syndicate 4711)
Aspen Capital Advisors Inc. (DE)
Aspen European Holdings Limited (UK Company)
Acorn Limited (Bermuda Company)
Aspen (UK) Holdings Limited (UK Holdings Company)
Peregrine Reinsurance Ltd (Bermuda Company)
Aspen Cat Fund Limited (Bermuda Company)
APJ Continuation Limited (UK Company)
Aspen Risk Management Limited (UK Company)
Aspen U.S. Holdings, Inc. (US Holdings Company (DE))
Aspen Insurance UK Limited (UK Operating Company)
Aspen Recoveries Limited (UK Company)
Aspen Insurance UK Services Limited (Employment Services to UK)
APJ Asset Protection Jersey Limited (Jersey)
Aspen UK Syndicate Services Limited (UK Company)
Aspen Insurance U.S. Services Inc. (Employment Services to US (DE))
Aspen Specialty Insurance Solutions LLC (Surplus Lines Brokerage Company (CA))
AIUK Trustees Limited (UK Pension Trustee)
Aspen Specialty Insurance Company (Surplus Lines Insurance Company (ND))
Aspen Specialty Insurance Management, Inc. (Surplus Lines Brokerage Management Company (MA))
Aspen Re America, Inc. (Reinsurance Intermediary (DE))
Aspen Re America CA LLC (Reinsurance Intermediary (CA))
Aspen Re America Risk Solutions LLC (Insurance Brokerage and Management Company (CT))
Aspen American Insurance Company (Texas Admitted Company (TX))

We manage our insurance and reinsurance businesses as two distinct underwriting segments, Aspen Insurance and Aspen Reinsurance (“Aspen Re”), to enhance and better serve our global customer base.
Our insurance segment is comprised of: property and casualty insurance; marine, aviation and energy insurance; and financial and professional lines insurance. The insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance and President of U.S. Insurance, Rupert Villers, Chairman of Aspen Insurance and President of International Insurance, and Ann Haugh, Chief Operating Officer and Chief Underwriting Officer of Aspen Insurance.
Our reinsurance segment is comprised of: property catastrophe reinsurance (including the business written through Aspen Capital Markets); other property reinsurance; casualty reinsurance; and specialty reinsurance. The reinsurance segment is led by Stephen Postlewhite, Chief Executive Officer of Aspen Re, Brian Boornazian, Chairman of Aspen Re and Emil Issavi, President and Chief Underwriting Officer of Aspen Re.

In 2014, Aspen Re continued to expand its participation in the alternative reinsurance market through Aspen Capital Markets. The focus of Aspen Capital Markets is to develop alternative reinsurance structures to leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets, and provide investors direct access to its underwriting expertise.

In our insurance segment, property and casualty business is written primarily in the London Market by Aspen U.K. and in the U.S. by AAIC and Aspen Specialty (both on an admitted and excess and surplus lines basis). Our marine, aviation and energy insurance and financial and professional lines insurance are written mainly by Aspen U.K. and AUL, (which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”), managed by AMAL) with most of the same lines also written in the U.S. by ASIC and AAIC. We also write a small amount of casualty and financial and professional lines business through Aspen Bermuda.
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
Specialty reinsurance is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in London, Zurich, the U.S., Dublin and Singapore. A small number of specialty reinsurance contracts are written by Aspen Bermuda. The business written in the U.S. is produced by Aspen Re America.
Our Business Strategy
We are a diversified, well-capitalized, and strongly rated company providing carefully tailored underwriting solutions in select markets. We aim to identify and respond swiftly to emerging opportunities and to operate across a wide range of geographies and specialist business lines. This approach, underpinned by effective risk management, has enabled us to broaden our earnings stream and reduce exposure to any particular risk or event.  We are both an insurer and reinsurer of specialty and similar lines and trade under two distinct brands — Aspen Re and Aspen Insurance.

In 2014, we continued progress against our objectives through our focus on three strategic levers - business portfolio optimization, capital efficiency and enhancing investment returns.
Business Portfolio Optimization.  We made strong progress on our business optimization initiatives in 2014.  Our U.S. insurance teams continued to gain scale, with premiums from the U.S. teams growing by more than 30% over the prior year. Our Aspen Capital Markets team effectively leveraged Aspen Re’s underwriting expertise to grow our use of third party capital structures. In 2014, we restructured our ceded reinsurance and retrocessional arrangements to further optimize our risk-return profile, which we plan to continue to do in 2015.
Capital Management.  We continue to focus on capital management, and maintain our capital at an appropriate level as determined by our internal risk appetite and the financial strength required by our customers, regulators and rating agencies. We monitor and review our group and operating entities’ capital and liquidity positions on an ongoing basis, and allocate our capital in the most efficient way which may include investing in new business opportunities, rebalancing our investment portfolio within acceptable risk parameters and returning capital to shareholders, subject to market conditions.  In 2014, we repurchased $180.9 million of our ordinary shares. On February 5, 2015, we announced a new share repurchase program of $500 million.
Investment Management.  Our investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators. This includes thoughtfully and tactically adjusting the portfolio duration and asset allocation based on our views of interest rates, credit spreads and markets for different assets as well as taking appropriate decisions to enhance investment returns where possible. During 2014, we increased our investment in equities by a total of $240.0 million. In May 2014, we sold our U.S. Dollar BB High Yield bonds (“BB High Yield Bonds”) portfolio for net proceeds of $25.1 million. As at December 31, 2014, approximately 12.5% of our total cash and investments, excluding catastrophe bonds, other investments and funds held by variable interest entities (the “Managed Portfolio”) was invested in equities, U.S. Dollar BBB Emerging Market Debt (“BBB Emerging Market Debt”) and U.S. Dollar BB Bank Loans (“BB Bank Loans”).

Our main aim is to give our shareholders a strong return on their investment while ensuring that we have sufficient capital and liquidity to meet our obligations. Where we see profitable opportunities to deploy our underwriting and other capabilities, we expect to grow our business to realize them. Growth may be organic within existing lines, by recruitment of underwriters with complementary skills and experience, or by acquisition. Our key evaluation criteria for any acquisition proposal will include strategic fit, financial attractiveness, manageable execution risks and consistency with our risk appetite.
Key strategies for Aspen Insurance.  Aspen Insurance is a significant global market for marine, aviation and energy, financial and professional and property and casualty lines of insurance, served for the large part from London. This requires specialized expertise, innovative underwriting and the financial strength to offer meaningful capacity in these lines.
A core part of Aspen Insurance’s strategy is to further build and enhance our profitable specialty insurer in the U.S. domestic market headquartered in New York. Our approach is highly focused and in the past four years we have hired teams with specialized focus on underwriting opportunities in specialty lines including onshore energy, inland marine and ocean risks, programs, management liability, certain financial and professional lines, and surety. These are underwritten in addition to our established lines of property, general casualty and environmental liability. We have also invested significantly in terms of IT, actuarial resource, claims staff, legal, human resource and other functions in order to provide the appropriate infrastructure on which to build our U.S. operations.
In addition to our U.S. and London-market insurance operations, we offer focused capacity from our Bermuda and Dublin operations for certain global casualty and management liability risks and from our Zurich branch we offer certain specialized risks within the Swiss market.
Key strategies for Aspen Re.  We offer reinsurance for property, casualty and specialty risks as further described below. From time to time, the underwriting cycle allows us to deploy additional capacity on a more opportunistic basis and a key part of our strategy is to maintain the ability to identify special situations and take advantage of them when they arise. As result of our Aspen Capital Markets division, we are also able to develop alternative reinsurance structures to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors with direct access to our underwriting expertise.
Following the successful launch of Silverton, our first sidecar, in 2013, Aspen Re renewed Silverton in December 2014 to continue to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. As a result of our partnership with the capital markets, Silverton, a Bermuda domiciled special purpose insurer, is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Aspen Re. Through Aspen Capital Markets, we have also increased our capacity through other collateralized reinsurance arrangements.
Aspen Re’s largest market is the United States where we are well established and have solid market penetration. The markets in Latin America, Middle East and Africa, and Asia-Pacific have historically been less significant for Aspen Re, but we believe they offer significant growth potential, especially in the medium and longer-term, albeit from a smaller base. In 2014, the premiums from these emerging markets in reinsurance increased by 19%.
We aim to maintain sufficient capital strength and access to capital markets to ensure that major losses can be absorbed and to meet additional demand from existing or new clients.
Risk Management.  We have a comprehensive risk management framework that defines the corporate risk appetite, risk strategy and the policies required to monitor, manage and mitigate the risk inherent in our business.  In so doing, we aim to comply with emerging regulations, corporate governance and industry best practice and monitor and take remedial action against six main risk objectives: (1) extreme losses falling within planned limits; (2) volatility of results falling within planned limits; (3) compliance with regulatory requirements; (4) preserving rating agency credit ratings; (5) maintaining solvency and liquidity; and (6) avoiding reputational risk.
Business Segments
We are organized into two business segments: reinsurance and insurance. In addition to the way we manage our business, we have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds in determining our reportable segments.
We provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of loan notes issued by variable interest entities, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to our operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our segment operations. We do not allocate our assets by segments as we evaluate underwriting results of each segment separately from the results of our investment portfolio.
The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Business Segment	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Reinsurance	$1,172.8	40.4%	$1,133.9	42.8%	$1,227.9	47.5%
Insurance	1,729.9	59.6	1,512.8	57.2	1,355.4	52.5
Total	$2,902.7	100.0%	$2,646.7	100.0%	$2,583.3	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Reinsurance
Aspen Re consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture, marine, aviation and other specialty lines). During 2013, we established our Aspen Capital Markets division to expand our access to alternative capital and leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets and provide investors with direct access to our underwriting expertise. Since its inception, Aspen Capital Markets has added collateralized capacity to Aspen Re’s property catastrophe line of business by focusing on property catastrophe business through the use of alternative capital.
The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$114.4	9.8%	$100.2	8.8%	$132.4	10.8%
Caribbean	11.0	0.9	9.7	0.9	8.2	0.7
Europe (excluding U.K.)	101.3	8.6	101.8	9.0	97.1	7.9
United Kingdom	15.5	1.3	15.6	1.4	26.9	2.2
United States & Canada (1)	453.6	38.7	466.2	41.1	528.6	43.0
Worldwide excluding United States (2)	50.6	4.3	53.0	4.7	62.9	5.1
Worldwide including United States (3)	363.8	31.0	331.7	29.3	316.6	25.8
Others	62.6	5.4	55.7	4.8	55.2	4.5
Total	$1,172.8	100.0%	$1,133.9	100.0%	$1,227.9	100.0%
_______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our reinsurance segment for the twelve months ended December 31, 2014, 2013 and 2012 are as follows:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property catastrophe reinsurance	$301.5	25.7%	$273.3	24.1%	$311.3	25.4%
Other property reinsurance	343.0	29.3	302.8	26.7	313.4	25.5
Casualty reinsurance	281.9	24.0	312.3	27.5	337.5	27.5
Specialty reinsurance	246.4	21.0	245.5	21.7	265.7	21.6
Total	$1,172.8	100.0%	$1,133.9	100.0%	$1,227.9	100.0%
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
We launched Silverton our first sidecar in 2013. Silverton was renewed in December 2014, raising $85.0 million (of which $70.0 million was provided by third parties). Silverton will continue to provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. For the twelve months ended December 31, 2014, Silverton’s gross written premium was $40.0 million, all of which is classified within property catastrophe reinsurance. Through Aspen Capital Markets we have also increased our capacity through other collateralized reinsurance arrangements.
Other Property Reinsurance:  Other property reinsurance includes property, engineering and construction risks written on excess of loss and proportional treaties, facultative or single risk reinsurance. Risk excess of loss reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.
Proportional treaty reinsurance provides proportional coverage to the reinsured, meaning that, subject to event limits where applicable and ceding commissions, we pay the same share of the covered original losses as we receive in premiums charged for the covered risks. Proportional contracts typically involve close client relationships which often include regular audits of the cedants’ data.
As previously announced, in addition to writing property facultative on a direct basis, we established Rock Re, a dedicated brokered property facultative unit which focuses on the North American brokered property facultative marketplace. As a result of such initiatives and a greater focus on regional U.S. business, increases in premium in other property contributed meaningfully to the reinsurance segment.
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
Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and proportional basis and consists of credit and surety reinsurance, agriculture reinsurance and other specialty lines. Our credit and surety reinsurance business consists of trade credit, surety (mainly European, Japanese and Latin American risks) and political risks. Our agricultural reinsurance business is primarily written on a treaty basis covering crop and multi-peril business. Other specialty lines include reinsurance treaties and some insurance policies covering policyholders’ interests in marine, energy, aviation liability, space, contingency, terrorism, nuclear and personal accident.
A high percentage of the property catastrophe reinsurance contracts we write exclude or limit coverage for losses arising from the peril of terrorism. Within the U.S., our other property reinsurance contracts generally include limited coverage for acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the

Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”), the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expired on December 31, 2014, and now the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”). We have written a limited number of property reinsurance contracts, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological or chemical attack, though we have written a small number of contracts that do not exclude nuclear, biological or chemical attacks, the coverage of which may be applicable to non-terrorism events.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. Effective January 1, 2014, our property insurance and casualty insurance lines of business became integrated into a combined property and casualty line and our programs business, which we previously reported separately, is included in our property and casualty insurance line.
The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$15.7	0.9%	$8.2	0.5%	$6.9	0.5%
Caribbean	8.7	0.5	4.7	0.3	4.0	0.3
Europe (excluding U.K.)	12.6	0.7	10.4	0.7	15.9	1.2
United Kingdom	193.8	11.2	150.8	10.0	141.7	10.5
United States & Canada (1)	903.7	52.3	713.4	47.2	578.3	42.7
Worldwide excluding United States (2)	65.6	3.8	92.7	6.1	88.8	6.6
Worldwide including United States (3)	488.0	28.2	495.7	32.8	494.2	36.4
Others	41.8	2.4	36.9	2.4	25.6	1.8
Total	$1,729.9	100.0%	$1,512.8	100.0%	$1,355.4	100.0%
_______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our insurance segment for the twelve months ended December 31, 2014, 2013 and 2012 are as follows:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property and casualty insurance	$801.0	46.3%	$654.1	43.2%	$552.9	40.8%
Marine, aviation and energy insurance	519.3	30.0	523.4	34.6	530.9	39.2
Financial and professional lines insurance	409.6	23.7	335.3	22.2	271.6	20.0
Total	$1,729.9	100.0%	$1,512.8	100.0%	$1,355.4	100.0%
 Property and Casualty Insurance: Our property and casualty insurance line comprises U.S. and U.K. commercial property and construction business, commercial liability, U.S. specialty casualty, global excess casualty, environmental liability and programs business, written on a primary, excess, quota share, program and facultative basis.
U.S. and U.K. Commercial Property and Construction: Property insurance provides physical damage and business interruption coverage for losses arising from weather, fire, theft and other causes. The U.S. commercial property and construction team covers mercantile, manufacturing, municipal and commercial real estate business. The U.K. commercial and construction team’s client base is predominantly U.K. institutional property owners, small and middle market corporates and public sector clients.
Commercial Liability: Commercial liability is primarily written in the U.K. and provides employers’ liability coverage and public liability coverage for insureds domiciled in the U.K. and Ireland.
U.S. Specialty Casualty: The U.S. specialty casualty account consists primarily of lines written within the primary, excess and umbrella liability insurance sectors. Coverage on our general liability line is offered on those risks primarily in the real estate, hospitality, contractors, products liability and other general liability business in the upper middle market and commercial account market.
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
Programs: Our programs business, previously reported separately, writes property and casualty insurance risks for a select group of U.S.-based program managers. These programs are managed as a distinct and separate unit. We work closely with our program managers to establish appropriate underwriting and processing guidelines and have established performance monitoring mechanisms.
On a significant portion of our property and casualty insurance contracts we are obligated to offer terrorism under TRIPRA, and now the 2015 TRIA Reauthorization, and there is a notable take-up rate by insureds. Wherever possible, we exclude coverage protection against nuclear, biological, chemical or radiological attacks. However, certain U.S. states (notably New York and Florida) prohibit admitted market companies from fully excluding such perils, resulting in exposures to chemical and biological events as well as fire following nuclear or radioactive events. In addition, we would expect to benefit from the protection of TRIPRA and the over-arching $100 billion industry loss cap (subject to the relevant deductible and co-retention).
Marine, Aviation and Energy Insurance: Our marine, aviation and energy insurance line comprises marine and energy liability, onshore energy physical damage, offshore energy physical damage, marine hull, specie, inland marine and ocean risks and aviation, written on a primary, excess, quota share, program and facultative basis.
Marine and Energy Liability: The marine and energy liability business based in the U.K. includes marine liability cover mainly related to the liabilities of ship-owners and port operators, including reinsurance of Protection and Indemnity Clubs (“P&I Clubs”). It also provides liability cover globally (including the U.S.) for companies in the oil and gas sector, both onshore and offshore and in the power generation sector. Our liability for U.S. commercial construction is now being written under our global excess casualty line and we are no longer writing new construction liability in this class.
Onshore Energy Physical Damage: Our marine, energy and construction property unit based in the U.S. underwrites a variety of worldwide onshore energy and construction sector classes of business with a focus on property covers.
Offshore Energy Physical Damage: Offshore energy physical damage provides insurance cover against physical damage losses in addition to operators’ extra expenses for companies operating in the oil and gas exploration and production sector.
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
Financial and Professional Lines Insurance: Our financial and professional lines comprise financial and corporate risks, professional liability, management liability, credit and political risks, accident and specialty risks and surety risks, written on a primary, excess, quota share, program and facultative basis.
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
Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)), the U.K., Switzerland and Bermuda and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and Canadian business while the U.S. team focuses on the U.S. We insure a wide range of professions including lawyers, accountants, architects and engineers. This account also includes a portfolio of technology liability and data protection insurance. The data protection insurance covers firms for first party costs and third party liabilities associated with their breach of contractual or statutory data protection obligations.
Management Liability: Our management liability business is written out of the U.S. and Bermuda. We insure a diverse group of commercial and financial institutions predominately on an excess basis. Our products include D&O liability, fiduciary liability, employment practices liability, fidelity insurance and blended liability programs including E&O liability. The focus of the account is predominantly on risks headquartered in the U.S. or risks with a material U.S. exposure.
Credit and Political Risks: The credit and political risks team writes business covering the credit and contract frustration risks on a variety of trade and non-trade related transactions, as well as political risks (including multi-year war on land cover). We provide credit and political risks cover worldwide but with concentrations in a number of countries, such as China, Brazil, Russia (where we significantly reduced our exposures from 2014), the Netherlands and the U.S.
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
Underwriting.   In 2014, our underwriting activities were managed in two product areas: reinsurance and insurance. Under our organizational structure, our insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance, Rupert Villers, Chairman of Aspen Insurance and Ann Haugh, Chief Underwriting Officer and Chief Operating Officer of Aspen Insurance. Our reinsurance segment is led by Stephen Postlewhite, Chief Executive Officer of Aspen Re, Brian Boornazian, Chairman of Aspen Re and Emil Issavi, President of Aspen Re.
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

•
where appropriate, make use of the peer review process to sustain high standards of underwriting discipline and consistency; other than for simpler insurance risks, risks underwritten are subject to peer review, by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is performed using a sampling methodology);

•	more complex risks may involve peer review by several underwriters and input from catastrophe risk management specialists, our team of actuaries and senior management; and

•	risks outside of agreed underwriting authority limits are referred to the Group Chief Executive Officer as exceptions for approval before we accept the risks.
Reinsurance Purchasing.  We purchase reinsurance and retrocession to mitigate and diversify our risk exposure to a level consistent with our risk appetite and to increase our insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of our losses and loss adjustment expenses from our reinsurers. The amount and type of reinsurance that we purchase varies from year to year and is dependent on a variety of factors, including, but not limited to, the cost of a particular reinsurance contract and the nature of our gross exposures assumed, with the aim of securing cost-effective protection.

We have reinsurance covers in place for the majority of our insurance lines of business, most of which are on an excess-of-loss basis. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We also have a limited number of proportional treaty arrangements on specific lines of business and we anticipate continuing with these in most instances.

In respect of our non-catastrophe reinsurance book, in 2015 we will be retaining shares in most of our excess of loss and proportional reinsurance treaties in the form of co-insurance.  In the event of a large loss or a series of losses, it is likely that we will retain a higher proportion of such loss(es) than would have occurred had we purchased cover for the full value of the contracts.  We believe this is a more efficient way of managing our exposures, although it could lead to greater volatility of results.

With respect to natural perils coverage, we buy protections that cover both our insurance and reinsurance lines of business through a variety of products, including, but not limited to, excess of loss reinsurance, facultative reinsurance, aggregate covers, whole account covers and collaterized products which can be on either an indemnity or an index linked basis. For example, we may purchase industry loss warranty reinsurance which provides retrocessional coverage when insurance industry losses for a defined event exceed a certain level. We expect the type and level of coverage that we purchase will vary over time, reflecting our view of the changing dynamics of the underlying exposure and the reinsurance markets.  We manage our risk by seeking to limit the amount of exposure assumed from any one reinsured and the amount of the aggregate exposure to catastrophe losses from a single event in any one geographical zone. Additionally, Aspen Re has quota share protection for worldwide catastrophe losses through its sidecar, Silverton, and through other collateralized reinsurance arrangements.

We have a centralized ceded reinsurance department which coordinates the placement of all of our treaty reinsurance placements. We maintain a list of authorized reinsurers graded for short, medium and long tail business which is regularly reviewed and updated by the Reinsurance Credit Committee.

Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, we remain liable to our insureds to the extent that our reinsurers do not meet their obligations under these agreements. As a result, and in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk on an on-going basis. In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship. For additional information, please refer to Note 9, “Reinsurance” of our consolidated financial statements.
Risk Management
In this section, we provide a summary of our risk governance arrangements and our current risk management strategy. We also provide more detail on the management of core underwriting and market risks and on our internal model. The internal model is an economic capital model which has been developed internally for use in certain business decision-making processes, the assessment of risk-based capital requirements and for various regulatory purposes.
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
Capital and Risk Principles Committee:  The primary purpose of the Capital and Risk Principles Committee is to assist the Group Chief Executive Officer and the Group Chief Risk Officer in their oversight duties in respect of the design and operation of the risk management systems of the Group. In particular, it has specific responsibilities in relation to the Internal Model and for the establishment of risk limits for accumulating underwriting exposures and monitoring solvency and liquidity requirements.
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
Group Chief Risk Officer.  Our Group Chief Risk Officer, Richard Thornton, is a member of the Group Executive Committee. His role includes providing the Board and the Risk Committee with reports and advice on risk management issues.

Risk Management Strategy
We operate an integrated enterprise-wide risk management strategy designed to deliver shareholder value in a sustainable and efficient manner while providing a high level of policyholder protection. The execution of our integrated risk management strategy is based on:

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
Our Risk Appetite Statement comprises the following components:

•	Risk preferences: a high level description of the types of risks we prefer to assume and those we prefer to minimize or avoid;

•	Return objective: the levels of return on capital we seek to achieve, subject to our risk constraints;

•	Volatility constraint: a target limit on earnings volatility; and

•	Capital constraint: a minimum level of risk adjusted capital.

Risk Components.  The main types of risks that we face are summarized as follows:
Insurance risk:  The risk that underwriting results vary from their expected amounts, including the risk that reserves established in respect of prior periods are understated.
Market risk:  The risk of variation in the income generated by, and the fair value of, our investment portfolio, cash and cash equivalents and derivative contracts including the effect of changes in foreign currency exchange rates.
Credit risk:  The risk of diminution in the value of insurance receivables as a result of counter-party default. This principally comprises default and concentration risks relating to amounts receivable from intermediaries, policyholders and reinsurers. We include credit risks related to our investment portfolio under market risk. We include credit risks related to insurance contracts (e.g. credit and political risk policies) under insurance risk.
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
We classify insurance risk and market risk in pursuance of our underwriting and investment strategies as core risks, meaning that they are risks we intend to take with a view to making a return for shareholders as a consequence. Other risks are designated as ‘non-core’ risks and our strategy is to seek to avoid or minimize exposures to such risks to the extent it is practicable and economic to do so.
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
The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$321.3	27.4%	$298.2	26.3%	$338.9	27.6%
Marsh & McLennan Companies, Inc.	287.3	24.5	267.6	23.6	282.4	23.0
Willis Group Holdings, Ltd.	287.3	24.5	274.4	24.2	284.9	23.2
Others	276.9	23.6	293.7	25.9	321.7	26.2
Total	$1,172.8	100.0%	$1,133.9	100.0%	$1,227.9	100.0%

	Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013		Twelve Months Ended December 31, 2012
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$196.0	11.3%	$146.7	9.7%	$138.6	10.2%
Marsh & McLennan Companies, Inc.	151.9	8.8	130.4	8.6	126.0	9.3
Willis Group Holdings, Ltd.	110.8	6.4	107.1	7.1	105.6	7.8
Brownstone Agency	99.7	5.8	94.7	6.3	84.0	6.2
Miller Insurance Services, Ltd.	95.8	5.5	65.0	4.3	66.6	4.9
Amwins	65.6	3.8	58.9	3.9	57.0	4.2
Price Forbes & Partners Limited	60.4	3.5	57.0	3.8	51.1	3.8
Jardine Lloyd Thompson Ltd.	54.6	3.2	51.1	3.4	60.8	4.5
Ryan Specialty	50.9	2.9	50.6	3.3	45.4	3.3
Others	844.2	48.8	751.3	49.6	620.3	45.8
Total	$1,729.9	100.0%	$1,512.8	100.0%	$1,355.4	100.0%
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
With respect to our reinsurance claims operations, claims handlers set case reserves for reported claims generally based on the claims reports received from our ceding companies and take into consideration our cedants’ own reserve recommendations and our prior loss experience with the cedant. Additional case reserves (“ACR”), in addition to the cedants’ own recommended reserves, may be established by us to reflect our estimated ultimate cost of a loss. ACRs are generally the result of either a claims handler’s own experience and knowledge of handling similar claims, general reserving practices or the result of reserve recommendations following an audit of cedants’ reserves.
Case reserves are based on a subjective judgment of facts and circumstances and are established for the purposes of internal reserving only. Accordingly, they do not represent a commitment to any course of conduct or admission of liability on our behalf in relation to any specific claim.
IBNR Reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition on most occasions, we will not have specific information on IBNR claims; they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by class of business. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves.
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

•
Bornhuetter-Ferguson (“BF”) method:  The BF method uses as a starting point an assumed IELR and blends in the loss ratio implied by the claims experience to date by using benchmark loss development patterns on paid claims data (“Paid BF”) or reported claims data (“Reported BF”). Although the method tends to provide less volatile indications at early stages of development and reflects changes in the external environment, this method can be slow to react to emerging loss development and can, if IELR proves to be inaccurate, produce loss estimates which take longer to converge with the final settlement value of loss.

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

In addition to these methodologies, our actuaries may use other approaches depending upon the characteristics of the class of business and available data.
In general terms, the IELR method is most appropriate for classes of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to override our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for certain long tail classes of business such as casualty reinsurance. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our property treaty risk excess class of business in our reinsurance segment and marine hull in our insurance segment. The Chain Ladder method is appropriate when there is a relatively stable pattern of loss emergence and a relatively large number of reported claims. Typical examples are U.K. commercial property and U.K. commercial liability in the insurance segment. There are no differences between our year end and our quarterly reserving procedures in the sense that our actuaries perform the basic projections and analyses described above for each class of business.

While our actuaries calculate the IELR, BF and Chain Ladder methods for each class of business, they provide a range of ultimate losses (“ultimates”) within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies involve significant subjective judgments reflecting many factors such as, but not limited to, changes in legislative conditions and changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with underwriting, claims, legal and finance in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount that the claims may ultimately settle at, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.

Management through its Reserve Committees then reviews the range of actuarial estimates and any other evidence before selecting its best estimate of reserves for each class of business. Management may select outside the range provided by the actuaries but to date gross reserves are within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amount to be recorded in the Company’s financial statements.
There are three Reserve Committees, one for each of the insurance and reinsurance segments and a “core” committee that makes final reserving recommendations. The “core” Reserving Committee currently consists of the Chief Executive Officer of Aspen Re, the Group Chief Risk Officer, the Group Head of Risk and the Group Chief Actuary, the Group Chief Financial Officer, the U.S. Insurance Chief Actuary, the Chairman of Aspen Insurance and the Chief Underwriting Officer of Aspen Re. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each committee.
Each class of business within each line of business is reviewed in detail by management, through its Reserve Committee, at least once a year; the timing of such reviews varies throughout the year. Additionally, for all classes of business, we review the emergence of actual losses relative to expectations every fiscal quarter. If warranted from this analysis, we may accelerate the timing of our detailed actuarial reviews.
We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. A 5% change in our net loss reserves equates to $220.0 million and represents 6.4% of shareholders’ equity at December 31, 2014.
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

The following tables show an analysis of consolidated loss and loss expense reserve development net and gross of reinsurance recoverables as at December 31, 2014, 2013, 2012, 2011, 2010, 2008, 2007, 2006, 2005 and 2004.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	1,080.2	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6	3,540.6	4,098.6	4,280.7	4,346.2	4,400.8
Liability re-estimate as of:
One year later	1,029.6	1,797.6	2,244.3	2,557.8	2,702.6	2,988.2	3,448.3	3,961.2	4,173.0	4,242.1
Two years later	983.5	1,778.8	2,153.1	2,536.0	2,662.5	2,937.6	3,363.5	3,799.3	4,102.6
Three years later	952.1	1,726.4	2,114.8	2,480.0	2,621.4	2,858.2	3,275.3	3,716.7
Four years later	928.4	1,687.2	2,066.4	2,405.3	2,546.9	2,771.6	3,217.6
Five years later	910.5	1,641.2	2,008.1	2,342.7	2,489.9	2,736.1
Six years later	890.2	1,608.2	1,964.2	2,291.7	2,486.0
Seven years later	870.2	1,575.9	1,951.2	2,287.4
Eight years later	859.6	1,578.2	1,943.4
Nine years later	856.7	1,570.5
Ten years later	853.6

Cumulative redundancy	226.6	278.4	408.3	353.9	301.0	273.5	323.0	381.9	178.1	104.1
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	399.7	332.4	585.1	534.2	677.0	550.3	712.9	835.7	912.3	995.6
Two years later	452.5	766.9	914.8	990.9	1,080.0	1,076.4	1,103.3	1,314.0	1,608.7
Three years later	595.4	1,014.6	1,208.3	1,215.8	1,453.9	1,342.5	1,403.6	1,775.0
Four years later	634.4	1,225.5	1,347.7	1,497.3	1,599.7	1,557.6	1,694.9
Five years later	689.9	1,313.4	1,547.2	1,600.0	1,722.7	1,750.4
Six years later	719.7	1,434.9	1,605.0	1,658.2	1,843.9
Seven years later	755.7	1,483.5	1,629.1	1,701.2
Eight years later	765.2	1,490.8	1,655.0
Nine years later	772.2	1,510.9
Ten years later	776.4

The cumulative paid losses table, net of reinsurance recoveries, has been represented to reallocate reinsurance recoveries across years.

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
	($ in millions)
Estimated liability for unpaid losses and loss expenses	1,277.9	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1	3,820.5	4,525.2	4,779.7	4,678.9	4,750.8
Liability re-estimate as of:
One year later	1,260.0	3,048.3	2,739.9	2,883.3	3,041.9	3,338.3	3,773.6	4,396.4	4,636.8	4,576.0
Two years later	1,174.9	3,027.6	2,634.6	2,896.1	3,011.3	3,330.4	3,689.5	4,187.6	4,568.7
Three years later	1,157.4	2,957.4	2,625.9	2,853.5	2,994.3	3,260.4	3,589.0	4,108.7
Four years later	1,134.1	2,943.6	2,589.0	2,792.3	2,938.2	3,164.5	3,540.2
Five years later	1,118.4	2,909.5	2,541.3	2,733.1	2,874.8	3,140.6
Six years later	1,098.4	2,886.0	2,497.3	2,679.2	2,873.1
Seven years later	1,082.2	2,854.8	2,481.5	2,677.0
Eight years later	1,071.4	2,854.9	2,474.1
Nine years later	1,068.8	2,847.6
Ten years later	1,066.5

Cumulative redundancy	211.4	194.0	345.9	269.0	197.2	190.5	280.3	416.5	211.0	102.9
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
We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2014, our investments consisted of a diversified portfolio of fixed income securities, global equities and money market funds. In keeping with our strategy of improving long-term investment returns, we adjusted our asset allocation by increasing our equity exposure by $240.0 million, of which $80.0 million was invested in our global equity strategy and $160.0 million was invested in a minimum volatility equity portfolio, from 5.6% to 8.5% of the portfolio. We also sold our $25.1 million BB High Yield Bonds portfolio in May 2014 since we thought the market was expensive and could not find securities that met our portfolio criteria. We continue to maintain a 1.0% position in BB Bank Loans and a 2.5% position in BBB Emerging Market Debt. As a result, our investments in equities, BBB Emerging Market Debt and BB Bank Loans consisted of approximately 12.5% of our Managed Portfolio (2013 — 9.3%).
For 2014, we engaged BlackRock Financial Management Inc., Alliance Capital Management L.P., Deutsche Investment Management Americas Inc., Pacific Investment Management Company LLC, Goldman Sachs Asset Management L.P. and Conning Asset Management Limited to provide investment advisory and management services for our portfolio of fixed income and equity assets. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.
The total return of our aggregate investment portfolio including cash and cash equivalents for the twelve months ended December 31, 2014 was 3.1% (2013 — 0.5%). Total return is calculated based on total net investment return, including interest on cash equivalents and any change in unrealized gains/losses on our investments, divided by the average market value of our investments and cash balances during the twelve months ended December 31, 2014.
Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks.

As at December 31, 2014, we had $951.3 million remaining in our interest rate swaps program to mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. We decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. We have $195.0 million of interest rate swaps rolling off in 2015. In 2014, $48.7 million of interest rate swaps matured. The interest rate swaps reduce the fixed income portfolio duration by 0.21 years. As at December 31, 2014, the fixed income portfolio duration was 3.29 years including the impact of the interest rate swaps and 3.50 years excluding the impact of the interest rate swaps. As at December 31, 2013, the fixed income portfolio duration was 3.50 years excluding the impact of the interest rate swaps and 3.17 years including the impact of the interest rate swaps. As of December 31, 2014, the fixed income portfolio book yield was 2.65% compared to 2.74% as of December 31, 2013.
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
BB Securities.  In September 2012, we established a bespoke portfolio to invest in BB High Yield Bonds and in October 2012 amended the portfolio guidelines to allow investment in BB Bank Loans. In May 2014, we sold our BB High Yield Bonds portfolio for net proceeds of $25.1 million. As of December 31, 2014, the portfolio had $85.1 million in BB Bank Loans which are classified as trading and reported below in bank loans.
Emerging Market Debt Portfolio. In August 2013, we invested in a $200.0 million BBB Emerging Market Debt portfolio, which is classified as trading and reported below in both corporate and in foreign government securities.
The following presents the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at December 31, 2014 and 2013:

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,074.2	$21.5	$(1.3)	$1,094.4
U.S. Agency	190.0	7.5	(0.1)	197.4
Municipal	29.1	2.4	—	31.5
Corporate	2,244.7	79.9	(5.2)	2,319.4
Non-U.S. Government-backed Corporate	76.8	1.2	—	78.0
Foreign Government	648.6	17.3	(0.2)	665.7
Asset-backed	141.3	2.4	(0.2)	143.5
Non-agency Commercial Mortgage-backed	41.5	3.3	—	44.8
Agency Mortgage-backed	1,016.7	40.8	(2.2)	1,055.3
Total Fixed Income Securities — Available for Sale	5,462.9	176.3	(9.2)	5,630.0
Total Short-term Investments — Available for Sale	258.2	0.1	—	258.3
Total Equity Securities — Available for Sale	82.6	27.3	—	109.9
Total	$5,803.7	$203.7	$(9.2)	$5,998.2

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,004.7	$21.2	$(5.5)	$1,020.4
U.S. Agency	258.5	11.4	(0.8)	269.1
Municipal	32.3	0.9	(0.4)	32.8
Corporate	2,005.6	82.5	(18.7)	2,069.4
Non-U.S. Government-backed Corporate	83.4	1.4	(0.2)	84.6
Foreign Government	772.0	11.2	(4.3)	778.9
Asset-backed	119.8	2.8	(0.3)	122.3
Non-agency Commercial Mortgage-backed	56.9	5.7	—	62.6
Agency Mortgage-backed	1,116.7	30.6	(18.3)	1,129.0
Total Fixed Income Securities — Available for Sale	5,449.9	167.7	(48.5)	5,569.1
Total Short-term Investments — Available for Sale	160.3	—	—	160.3
Total Equity Securities — Available for Sale	112.2	37.8	(0.5)	149.5
Total	$5,722.4	$205.5	$(49.0)	$5,878.9
The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments and equity securities as at December 31, 2014 and 2013:

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Agency	$0.2	$—	$—	$0.2
Municipal	1.1	—	—	1.1
Corporate	520.9	11.7	(2.8)	529.8
Foreign Government	137.3	4.3	(1.5)	140.1
Asset-backed	14.6	0.1	—	14.7
Bank Loans	86.8	—	(1.7)	85.1
Total Fixed Income Securities — Trading	760.9	16.1	(6.0)	771.0
Total Short-term Investments — Trading	0.2	—	—	0.2
Total Equity Securities — Trading	585.2	55.5	(24.7)	616.0
Total Catastrophe Bonds — Trading	34.4	0.4	—	34.8
Total	$1,380.7	$72.0	$(30.7)	$1,422.0

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$22.7	$—	$(0.7)	$22.0
U.S. Agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	469.8	10.3	(5.3)	474.8
Foreign Government	136.5	1.2	(1.5)	136.2
Asset-backed	12.7	0.1	—	12.8
Bank Loans	69.1	0.3	(0.3)	69.1
Total Fixed Income Securities — Trading	712.1	11.9	(7.8)	716.2
Total Equity Securities — Trading	281.6	34.0	(4.7)	310.9
Catastrophe Bonds — Trading	5.8	—	—	5.8
Total	$999.5	$45.9	$(12.5)	$1,032.9

Gross Unrealized Losses. As at December 31, 2014, we held 428 available for sale fixed income securities (December 31, 2013 — 674 fixed income securities) in an unrealized loss position with a fair value of $1,213.3 million (2013 — $1,909.7 million) and gross unrealized losses of $9.2 million (2013 — $48.5 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.
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
Foreign Government Securities.  Foreign government securities are composed of bonds issued and guaranteed by foreign governments including, but not limited to, the U.K., Australia, Canada, France and Germany.
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
Equity Securities.  Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. The portfolio invests in global equity securities. As at December 31, 2014, we held $109.9 million of equities in our available for sale portfolio and $616.0 million of equities in our trading portfolio.
Catastrophe Bonds. Catastrophe bonds are variable rate fixed income investments with redemption values adjusted based on the occurrence of a covered event usually windstorms and earthquakes.
Interest Rate Swaps.  As at December 31, 2014, we held fixed for floating interest rate swaps with a total notional amount of $951.3 million (2013 — $1.0 billion) that are due to mature between November 26, 2015 and November 9, 2020. The interest rate swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.
For additional information concerning the Company’s investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 6 of our consolidated financial statements, “Investments,” and Note 8 of our consolidated financial statements, “Fair Value Measurements.”
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
In our insurance segment competition varies significantly on the basis of product and geography.
Competition in the types of business that we underwrite is based on many factors, including, but not limited to, the following:

•	the experience of management in the line of insurance or reinsurance to be written;

•	financial ratings assigned by independent rating agencies and actual and perceived financial strength;

•	responsiveness to clients, including speed of claims payment;

•	services provided, products offered and scope of business (both by size and geographic location);

•	underwriting capacity of the (re)insurance company;

•	coverage terms and conditions (including premiums charged and wordings);

•	relationships with brokers; and

•	reputation.

Increased competition could result in fewer submissions for our products and services, lower rates charged, slower premium growth and less favorable policy terms and conditions, any of which could adversely impact our growth and profitability.

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of (re)insurance companies and are important to our ability to market and sell our products and services. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2014 and February 15, 2015, our Operating Subsidiaries were rated as follows:

Aspen U.K.:
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Strong) (seventh highest of twenty-two levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Bermuda:
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Strong) (seventh highest of twenty-two levels)
Moody’s	A2 (Good) (eighth highest of twenty-three levels)
Aspen Specialty:
A.M. Best	A (Excellent) (third highest of fifteen levels)
AAIC:
A.M. Best	A (Excellent) (third highest of fifteen levels)
These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of the ability of Aspen U.K., Aspen Bermuda, Aspen Specialty and AAIC to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “D” (Default). Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest). Aspen Specialty’s and AAIC’s ratings reflect the Aspen group rating issued by A.M. Best.
These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s, respectively.
Employees
As of December 31, 2014, we employed 998 persons through the Company and our subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.
As at December 31, 2014 and 2013, our employees were located in the following countries:

Country	As at December 31, 2014	As at December 31, 2013
United Kingdom	527	510
United States	353	318
Bermuda	48	48
Switzerland	36	36
Singapore	15	14
Ireland	11	11
France	5	5
Germany	3	3
Total	998	945

Regulatory Matters
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.
The discussion below summarizes the material laws and regulations applicable to our Operating Subsidiaries, as well as where relevant Peregrine and Silverton. Our Operating Subsidiaries have met and exceeded the solvency margins and ratios applicable to them.
Bermuda Regulation
The Insurance Act 1978 (the “Insurance Act”) regulates insurance companies in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act applies to both insurance and reinsurance business. We have one Bermuda-based Operating Subsidiary, Aspen Bermuda, a Class 4 insurer under the Insurance Act. We also have entities licensed as Special Purpose Insurers (“SPI”) under the Insurance Act, Peregrine and Silverton. We also have a Bermuda-based insurance management subsidiary, ACM, which is registered under the Insurance Act as an insurance manager and as an insurance agent.
Group Supervision.  The BMA has implemented a framework for group supervision. Pursuant to the Insurance Act, the BMA acts as the group supervisor of the Aspen group of companies and has designated Aspen Bermuda as the designated insurer. Key elements of the framework for group supervision are the Insurance (Group Supervision) Rules 2011, as amended and the Insurance (Prudential Standards) (Insurance Group Solvency Requirement) Rules 2011, as amended (collectively the “Group Rules”). The role of the designated insurer is to facilitate and maintain compliance by the group with the Group Rules.
The Group Rules set out the rules in respect of the assessment of the financial situation and solvency of an insurance group, the system of governance and risk management of the insurance group and supervisory reporting and disclosures of the insurance group. Significant requirements of the Group Rules are set out below.
Group Financial Statements and Returns. The duties and obligations related to the financial condition of the insurance group requires that every insurance group prepare (a) annual consolidated financial statements of the parent company of the group, (b) annual statutory financial statements of the parent company of the group, (c) annual statutory financial return and (d) a group capital and solvency return, all of which must be submitted to the BMA by the designated insurer within five months after its financial year ends (unless specifically extended).
The group statutory financial return must include, among other things, a report of the approved group auditor, an opinion of an approved group actuary, an insurance group business solvency certificate, particulars of ceded reinsurance comprising the top ten unaffiliated reinsures for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group’s statutory capital and surplus, particulars of qualifying members, a list of non-insurance financial regulated entities owned by the group and details of all adjustments applied to the group financial statements in the form of a reconciliation of amounts reported as total assets, total liabilities, net income and total statutory capital and surplus.
The group capital and solvency return includes the Group Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital adequacy model, and associated schedules, including a Group Solvency Self-Assessment (“GSSA”), each of which is to be prepared in accordance with the Group Rules. The Group Rules require that the insurance group perform the GSSA, which provides a determination of both the quality and quantity of the capital required to adequately cover material risks, at least annually. The group capital and solvency return must include a declaration signed by two directors of the parent company, one of which may be the chief executive, and either the chief risk officer or the chief financial officer of the parent company.
In addition to the annual filings, every insurance group is required to submit quarterly consolidated financial statements of the parent company of the group, comprising unaudited consolidated group financial statements and a schedule of intra-group transactions and risk concentrations.

Group Solvency Margin and Group Enhanced Capital Requirements. Aspen Holdings must ensure that the group’s assets exceed the amount of its liabilities by the aggregate minimum margin of solvency of each qualifying member.
Effective January 1, 2015, Aspen Holdings must maintain available group capital and surplus at a level equal to or exceeding 60% of the Group ECR and this requirement will increase by increments of 10% in each of the following years until 100% ECR is required for the 2018 year end. An insurance group’s ECR is to be calculated at the end of its relevant year by reference to either the BSCR Model of a BMA approved group internal capital model.
Group Eligible Capital. The Group Rules also outline the eligible capital regime for insurance groups. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital.

The BMA carried out an on-site review of the Aspen group of companies from August to November 2013 and issued its final report in March 2014. No material issues were identified.
Local Entity Supervision.  Aspen Bermuda, as an insurer carrying on general insurance business under the Insurance Act, is registered as a Class 4 insurer. In addition, the Insurance Act outlines provisions for SPIs, such as Peregrine and Silverton.
The Insurance Act requires every insurer to appoint and maintain a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for ensuring that the annual Statutory Financial Return and Capital and Solvency Return are filed. The principal representative is also responsible for notifying the BMA where the principal representative believes there is a likelihood of the insurer becoming insolvent or that a reportable “event” under the Insurance Act has, to the principal representative’s knowledge, occurred or is believed to have occurred.
Approved Independent Auditor. Aspen Bermuda, as a Class 4 insurer, must appoint an independent auditor who will annually audit and report on the statutory financial statements and the statutory financial return of the insurer, all of which are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.
Loss Reserve Specialist. Class 4 insurers are required to submit an opinion of their BMA approved loss reserve specialist with their statutory financial return in respect of their loss and loss expense provisions.
Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer if it believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or being in breach of the Insurance Act, or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct the insurer: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a controller or officer; and/or (ix) to file a petition for the winding up of the insurer.
Restrictions on Dividends, Distributions and Reduction of Capital.  Aspen Bermuda, Peregrine, Silverton and Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (a) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (b) the realizable value of the company’s assets would thereby be less than its liabilities. Further, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. Aspen Bermuda, a Class 4 insurer, must prepare annual statutory financial statements as prescribed by the Insurance Act. It is also required to prepare and file with the BMA a statutory financial return which includes, among other items, a report of the approved independent auditor on the statutory financial statements, solvency certificates, the statutory financial statements, the opinion of the loss reserve specialist, and a schedule of reinsurance ceded. Class 4 insurers are also required to filed audited U.S. GAAP annual financial statements, which are made available to the public.

In addition, Class 4 insurers are required to file a capital and solvency return in respect of their general business which shall include the regulatory risk based capital model and associated schedules. It also includes the requirement to perform an assessment of the insurer’s own risk and solvency requirements, referred to as a Commercial Insurer’s Solvency Self Assessment (“CISSA”), at least annually. The CISSA allows the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. Class 4 insurers must also file with the BMA a Catastrophe Risk Return which assesses an insurer’s reliance on vendor models in assessing catastrophe exposure.
Enhanced Capital Requirements and Minimum Solvency Margin. The BMA has introduced a risk-based capital adequacy model called the BSCR for Class 4 insurers like Aspen Bermuda to assist the BMA both in measuring risk and in determining appropriate levels of capitalization. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The BSCR applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. Aspen Bermuda must maintain available capital and surplus in an amount equal to or exceeding its ECR calculated using the BSCR model.
In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA expects that insurers operate at or above a threshold captive level (termed the target capital level (“TCL”)), which exceeds an insurer’s ECR. The TCL for a Class 4 insurer is set at 120% of ECR. Aspen Bermuda holds capital in excess of its TCL.
As a Class 4 Insurer, Aspen Bermuda is also required to meet a minimum margin of solvency, which is the minimum amount by which the value of the general business assets of the insurer must exceed its general business liabilities, being equal to the greater of:
(a) $100,000,000; or
(b) 50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written) in its current financial year; or
(c) 15% of net losses and loss expense reserves; or
(d) 25% of the ECR, which came into effect on January 1, 2014.
Eligible Capital. The BMA has also introduced a three tiered capital system for Class 4 insurers designed to assess the quality of capital resources that an insurer has available to meet its capital requirements as outlined in the Insurance (Eligible Capital) Rules 2012. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital. Only capital or percentages of capital in certain Tiers may be used to support an insurer’s minimum solvency margin, ECR or TCL.
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
Special Purpose Insurer. Peregrine and Silverton are registered as SPIs licensed to carry on special purpose business under the Insurance Act. Special purpose business is defined under the Insurance Act as insurance business under which an insurer fully funds its liabilities to the persons insured through (a) the proceeds of any one or more of (i) a debt issuance where the repayment rights of the providers of such debt are subordinated to the rights of the person insured, or (ii) some other financing mechanism approved by the BMA; (b) cash; and (c) time deposits. An SPI may only enter into contracts, or otherwise assume obligations, that are solely necessary for it to give effect to the special purpose for which it has been established.
Unlike other (re)insurers, SPIs are fully funded to meet their (re)insurance obligations and are deemed “bankruptcy remote”. As a result, the application and supervision processes are streamlined to facilitate the transparent structure. As SPIs, Peregrine and Silverton need to maintain a minimum solvency margin by which the value of the special purpose business assets must exceed its special purpose business liabilities by at least $1.00. Further, SPIs are currently not required to file annual loss reserve specialist opinions and the BMA has the discretion to modify such insurer’s accounting requirements under the

Insurance Act. Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable.
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

Notification of Material Changes. All registered insurers are required to give the BMA 14 days’ notice of certain matters that are likely to be of material significance to the BMA in carrying out its supervisory function under the Insurance Act.
The Bermuda Insurance Code of Conduct. All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct (the “Bermuda Insurance Code”) effective July 1, 2010, as amended in December 2014.
The Bermuda Insurance Code is divided into six categories, including:
(1) Proportionality Principle;
(2) Corporate Governance;
(3) Risk Management;
(4) Governance Mechanism;
(5) Outsourcing; and
(6) Market Discipline and Disclosure.

These categories contain the duties, requirements and compliance standards to be adhered to by all insurers under the Insurance Act. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act.
U.K. and E.U. Regulation
General. U.K. insurance companies are regulated by the Prudential Regulatory Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). The PRA is responsible for prudential regulation of banks, building societies, credit unions, insurers and major investment firms and the FCA is responsible, among other things, for the regulation of the conduct of business of financial services firms.
Aspen U.K. is authorized by the PRA to effect and carry out contracts of insurance (which includes reinsurance) in the U.K. in all classes of general (non-life) business and is regulated by both the PRA and the FCA for prudential and conduct of business matters respectively.
An insurance company with authorization to write insurance business in the U.K. may provide cross-border services in other member states of the European Economic Area (“EEA”) subject to having notified the appropriate EEA host state regulator via the PRA prior to commencement of the provision of services and the appropriate EEA host state regulator not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state, subject to it also notifying the appropriate EEA host state regulatory via the PRA. Aspen U.K. notified the Financial Services Authority (the “FSA”) (the PRA’s predecessor) of its intention to write insurance and reinsurance business in other EEA member states. As a result, Aspen U.K. is licensed to write insurance business under the “freedom of services” and under the “freedom of establishment” rights contained in the European Council’s Insurance Directives within EEA member states and as a general insurer is able to carry out reinsurance business on a cross-border services basis across the EEA. The PRA is responsible for prudential regulation of Aspen U.K.’s European branches and the FCA and the appropriate EEA host state regulators are responsible for the conduct of business regulation of those branches.
The PRA and the FCA have extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The PRA and the FCA have power, among other things, to enforce and take disciplinary measures in respect of breaches of their rules by authorized firms and approved persons.
Supervision.  The PRA’s most recent review of Aspen U.K. was in December 2014 when they under took their periodic summary meeting. The PRA has highlighted a small number of areas where it intended to perform additional work, none of which we deemed to be material.
Restrictions on Dividend Payments.  The company law of England and Wales prohibits Aspen U.K., AMAL or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory rules impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each insurance company within its jurisdiction to maintain its solvency margin at all times. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K.
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
Change of Control.  The PRA and the FCA regulate the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under the Financial Services and Markets Act 2000 (“FSMA”). Any company or individual that (together with any person with whom it or he is “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares of the Company would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the PRA and the FCA of his intention to do so. The PRA and the FCA would then have sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. or AMAL (as relevant) by the PRA and the FCA. Failure to make the relevant prior application would constitute criminal offense. A person who is already deemed to have “control” will require prior approval of the PRA and the FCA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.
Aspen U.K. is in the process of finalizing its preparation for Solvency II and intends to apply for Internal Model approval in 2015. As a result of Solvency II E.U. Subgroup supervision requirements, we are in the process of restructuring our European Subgroup and have created a new U.K. intermediate holding company, Aspen European Holdings Limited. We have obtained PRA permission to transfer Aspen U.K., a current subsidiary of Aspen U.K. Holdings, as the sole subsidiary of Aspen European Holdings Limited, and expect to complete the transfer in the first quarter of 2015. The other subsidiaries of Aspen U.K. Holdings will not be transferred as part of this change, and therefore will not be subject to Solvency II E.U. Subgroup supervision rules. If this proposed restructure is implemented, the Solvency II E.U. Subgroup supervision requirements will only apply to Aspen European Holdings Limited and its sole subsidiary, Aspen U.K.
PRA, FCA and Bank of England Powers Over Unregulated Parent Companies. A new feature of regulation of U.K. insurance companies was introduced in April 2013 when the Financial Services Act 2012 came into effect. This created new powers for the FCA, PRA and the Bank of England to impose requirements on U.K. parent companies, such as Aspen U.K Holdings, of certain regulated firms. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the new powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. How the FCA, PRA and Bank of England will exercise these powers over unregulated holding companies is currently uncertain but the FCA, PRA and Bank of England have indicated that they will be used rarely and only where the other regulatory tools available are ineffective.
Aspen U.K. is in the process of preparing for Solvency II compliance and intends to apply for Internal Model approval in 2015.
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
Supervision.  Currently, the PRA assumes regulatory authority for prudential regulation of the Swiss reinsurance branch, while FINMA assumes regulatory authority over the insurance branch. FINMA conducted a review of the Swiss insurance branch of Aspen U.K.in January 2015. No material issues were identified.
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
Supervision.  The MAS conducted a review in December 2014 of the Singapore branch of Aspen U.K. No material issues were identified.
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
Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in September 2014. No material issues were identified.
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
For additional information on our branches, refer to Note 20(a) of our consolidated financial statements, “Commitments and Contingent Liabilities — Restricted Assets.”
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
Supervision.  AMAL was in scope for the PRA periodic summary review meeting performed in December 2014. The PRA has highlighted a small number of areas where it intended to perform additional work, none of which we deemed to be material.
Solvency Requirements.  Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined under the ICA regime of the PRA. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. This margin can have the effect of reducing the amount of funds available to distribute as profits to the member or increasing the amount required to be funded by the member to cover its solvency margin.
Restrictions.   A Reinsurance to Close (“RITC”) is a reinsurance contract to transfer the responsibility for discharging all the liabilities that attach to one year of account of a syndicate into a later year of account of the same or different syndicate in return for a premium. A RITC is usually put in place after the third year of operations of a syndicate year of account. If the managing agency concludes that an appropriate RITC for a syndicate that it manages cannot be determined equitably or negotiated on commercially acceptable terms in respect of a particular underwriting year, the underwriting year must remain open and be placed into run-off. During this period there cannot be a release of the Funds at Lloyd’s of a corporate member that is a member of that syndicate without the consent of Lloyd’s and such consent will only be considered where the member has surplus Funds at Lloyd’s.

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
If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2015 underwriting year is $701.1 million (2014 underwriting year — $554.8 million). Above this level, it requires consent of members voting at a general meeting.
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
We also write surplus lines policies on an approved, non-admitted basis through Aspen Specialty and Aspen U.K. Aspen Specialty is an insurance company domiciled and licensed in North Dakota and is therefore subject to North Dakota laws and regulations applicable to domestic insurers. Aspen Specialty is not licensed in any other state, however it is eligible to write surplus lines policies on a non-admitted basis in all 50 U.S. states and the District of Columbia. Aspen Specialty accepts business only through surplus lines brokers and does not market directly to the public.
As noted above, Aspen U.K. is not licensed in any state in the U.S., however it is an alien insurer eligible to write surplus lines business in certain states. Aspen U.K. appears on the Quarterly Listing of the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As of December 31, 2014, Aspen U.K.’s surplus lines trust fund was $170.9 million. As noted above, we participate in the Lloyd’s market through our ownership of AMAL and AUL; AMAL is the managing agent for Syndicate 4711, and AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Syndicate 4711 also appears on the IID.
Following the enactment of the Non-Admitted and Reinsurance Reform Act (the “NRRA”) as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), as of July 22, 2011, no U.S. state can prohibit a surplus lines broker from placing business with a non-admitted insurer domiciled outside the U.S., such as Aspen U.K., that appears on the IID. IID filing and eligibility requirements were amended in February 2012 and, among other changes, beginning January 1, 2013, IID listed insurers are required to report and continually maintain a capital and/or surplus amount of $45 million. As a matter of U.S. federal law, this means that Aspen U.K. should be eligible in every U.S. state, even in states where Aspen U.K. had not previously been an eligible surplus lines insurer. Some states have developed eligibility standards and filing requirements separate from the IID listing, and our satisfaction of this additional listing or filing requirement is necessary to maintain our eligibility and acceptance by surplus lines brokers in those states.
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
Aspen Re America is a Delaware corporation and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. ARA - CA is a California limited liability company and is licensed as a California reinsurance intermediary. Aspen Re America and ARA - CA both act as intermediaries for Aspen U.K. and do not currently serve as intermediaries for non-Aspen third parties or market directly to the public. Additionally, Aspen Re America has been approved by Lloyd’s as a service company for the purpose of accessing Brazilian and Latin American onshore energy reinsurance business for AMAL only.
Aspen U.S. Services is a Delaware corporation that provides administrative and technical services to our U.S. entities, primarily from our Rocky Hill, Connecticut office. It is authorized to do business in the various states where we have physical offices. No filings are required with state insurance departments.
U.S. Insurance Holding Company Regulation.  Aspen U.S. Holdings is a Delaware corporation and is the direct holding company parent of all of the above U.S. entities. Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota and AAIC and its affiliates are subject to the insurance holding company laws of Texas. The holding company laws require that each insurance company within the holding company system furnish annual information about certain transactions with affiliated companies. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty or AAIC, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance (“NDCI”) for Aspen Specialty, or the Texas Commissioner of Insurance (“TCI”) for AAIC.
The NAIC has recently adopted amendments to the model holding company law and regulations, expanding upon the regulation of holding company systems (the “Model HCA Amendments”). The Model HCA Amendments include the following: (i) annual submission of an enterprise risk report by the domestic insurer’s ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to such insurer; and (ii) prior notice of the proposed divestiture of a controlling interest in a domestic insurer. Therefore, to the extent such Model HCA Amendments are adopted by the states, Aspen Holdings will be required to file an enterprise risk report under applicable state law. With respect to Texas and North Dakota, only Texas has adopted the Model HCA Amendments in substantial part, but no enterprise risk report filing will be required by Texas from Aspen Holdings prior to 2015. Adoption of the Model HCA Amendments in other states such as North Dakota is expected by January 1, 2016, pursuant to certain NAIC guidelines. The NAIC also recently adopted the Risk Management and Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”), which will require submission of annual high-level summaries of an insurer’s confidential internal assessment of the material and relevant risks associated with the insurer’s business plan, as well as the sufficiency of capital resources to support these risks. Although the ORSA Model Act has not yet been adopted in Texas or North Dakota, it may be in the future.
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
AAIC and Aspen Specialty prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance laws and regulations require Aspen Specialty and AAIC to file statutory financial statements with insurance departments in every state where they are licensed. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies licensed in their states, generally once every five years. Financial examinations are generally carried out in cooperation with the insurance departments of the domiciliary states under guidelines promulgated by the NAIC. In 2014, AAIC and ASIC completed Texas and North Dakota financial examinations for the five-year period ending December 31, 2012 with no material issues identified.
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
Aspen U.S. Holdings must also meet its own dividend eligibility requirements under Delaware corporate law in order to distribute any dividends received from Aspen Specialty and AAIC. In particular, any dividend paid by Aspen U.S. Holdings must be declared out of surplus or net profits.
The dividend limitations imposed by North Dakota and Texas insurance laws are based on the financial results of the Company’s U.S. operating subsidiaries determined by using SAP accounting practices, which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. Under both North Dakota and Texas law, insurance companies may only pay dividends out of earned surplus as distinguished from contributed surplus. As such, Aspen Specialty and AAIC could not pay a dividend as of December 31, 2014.
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
Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to engage in the business of insurance in the U.S., although Aspen U.K., due to its inclusion in the NAIC Quarterly Listing of Alien Insurers, is eligible to write surplus lines business as an alien, non-admitted insurer in 50 U.S. states, the District of Columbia and Puerto Rico in accordance with the Dodd-Frank Act. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers. We do not intend that Aspen Bermuda maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. However, Aspen Bermuda is authorized by the BMA to write excess casualty and management liability insurance business for U.S. insureds and intends to expand this in 2015 to cover property and credit and political risk insurance business. This effectively means that U.S. insureds are able to go out of state directly to Aspen Bermuda to insure their risks without the involvement of a local surplus line broker. Aspen U.K. does not maintain an office in the U.S. but it reinsures U.S. primary risk as an alien accredited/trustee reinsurer in 49 U.S. states and the District of Columbia and, as noted above, writes excess and surplus lines business as an eligible, but non-admitted, alien surplus lines insurer. It accepts business only through U.S. licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.
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
For its U.S. reinsurance activities, Aspen U.K. has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen U.K. to post contract-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities collateralized under this arrangement. The total market value of assets in the Aspen U.K. multi-beneficiary trust were $1,323.6 million at December 31, 2014 and $1,352.2 million at December 31, 2013, respectively. Aspen U.K. is currently an accredited/trustee reinsurer in 49 U.S. states and the District of Columbia. For its U.S. reinsurance activities, Aspen Bermuda has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen Bermuda to post contract specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s U.S. reinsurance liabilities collateralized under this arrangement. At December 31, 2014, the total assets held in the U.S. trust fund and other assets available to secure against the U.S. trust fund’s liabilities were $1,020.1 million (2013 —$918.6 million).
As a result of the Dodd-Frank Act, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other states in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. In 2011, the NAIC adopted revisions to its Credit for Reinsurance Model Law and Model Regulation (the “Amended Credit for Reinsurance Model Act”). The Amended Credit for Reinsurance Model Act has been adopted in 23 states, with five additional states working to adopt the revisions. In those states that have adopted the Amended Credit for Reinsurance Model Act, qualifying non-admitted reinsurers domiciled in “qualified jurisdictions” who meet certain minimum rating and capital requirements would, upon application to and approval by the state Insurance Departments, be permitted to post less than the 100% collateral currently required with respect to a cedant domiciled in that state. Bermuda is among the approved “qualified jurisdictions” which allows U.S. states that have adopted the Amended Credit for Reinsurance Model Act to implement reduced collateral requirements with respect to reinsurers domiciled in Bermuda, such as Aspen Bermuda. Aspen Bermuda has obtained approval to post reduced collateral in Florida and New York. We will continue to monitor developments in collateral reduction with a view to seeking approval to post reduced collateral in other relevant states over time.
Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes quarterly trust returns to the New York Department of Financial Services with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. As of December 31, 2014, Syndicate 4711 had $42.6 million held in trust for its surplus lines and $30.7 million held in trust for its reinsurance business.

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
We set out below the risks that we have identified using the classification system that we use in our risk management process. For this purpose, we divide risks into core and non-core risks. Core risks comprise those risks which are inherent in the operation of our business, including insurance risks in respect of our underwriting operations and market and liquidity risks in respect of our investment activity. We intentionally expose the Company to core risks with a view to generating shareholder value but seek to manage the resulting volatility in our earnings and financial condition within the limits defined by our risk appetite. However, these core risks are intrinsically difficult to measure and manage and we may not, therefore, be successful in this respect. All other risks, including regulatory and operational risks, are classified as non-core. We seek, to an extent we regard as reasonably practicable and economically viable, to avoid or minimize our exposure to non-core risks that we identify as potentially material.
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
The incidence, severity and magnitude of natural catastrophes are inherently unpredictable and our losses from such catastrophes have been and can be substantial. The occurrence of large claims from catastrophic events or an unusual frequency of smaller losses may result in substantial volatility in, and materially affect, our financial condition, operating results for any fiscal quarter or year and our ability to write new business.
We expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that climate change may increase the frequency and severity of severe weather events and flooding. Although we attempt to manage our exposure to these events through a multitude of approaches, including geographic diversification, geographical limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity, the availability of these management tools may be dependent on market factors and, to the extent available to us, may not react in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates, either of which could have a material adverse effect on our business, financial condition or operating results.
The models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may therefore differ significantly from expectations.
To help assess our exposure to losses from natural catastrophes we use computer-based models, which simulate multiple scenarios using a variety of assumptions. These models are developed in part by third-party vendors and their effectiveness relies on the numerous inputs and assumptions contained within them, including, but not limited to, scientific research, historical data, exposure data provided by insureds and reinsureds, data on the terms and conditions of insurance policies and the professional judgment of our employees and other industry specialists. While the models have evolved considerably over time, they do not necessarily accurately measure the statistical distribution of future losses due to the inherent limitations of the inputs and assumptions on which they rely. These limitations are evidenced by significant variation in the results obtained from different models, material changes in model results over time due to refinement of the underlying data elements and assumptions and the uncertain predictive capability and performance of models over longer time intervals.
The effect of these limitations is that future losses from catastrophic events may be larger and more frequent than expected or reported in our financial statements to date based on model assumptions.
Global climate change may have a material adverse effect on our operating results and financial condition if we do not adequately assess and price for any increased frequency and severity of catastrophes resulting from these environmental factors.
Weather patterns, including the frequency and severity of severe weather events, are believed to be influenced by cyclical phenomena operating over periods of months or years. For example, many observers believe that the Atlantic basin is in an active phase of a multi-decadal cycle in which conditions in the ocean and atmosphere, including warmer than average sea-surface temperatures and low wind shear, enhance hurricane activity. These periods of enhanced activity can span multiple decades and the current one started in 1995. However, the low activity of the 2013 and 2014 seasons may indicate a decline in the level of activity. Nonetheless it is safe to say that there has been greater than long term average numbers of Atlantic tropical storms and hurricanes during this period, although the impact on insurance losses is determined not by the number of overall storms but mostly by the number of storms making landfall in populated areas with high insured values.
There is widespread consensus in the scientific community that there is a long term upward trend in global air and sea temperatures and that this is likely to increase the severity of severe weather events over the coming decades. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas.
Given the scientific uncertainty of predicting the effect of climate cycles and climate change on the frequency and severity of natural catastrophes and the lack of adequate predictive tools, we may not be able to adequately model the associated exposures and potential losses in connection with such catastrophes which could have a material adverse effect on our business, financial condition or operating results.
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
These risks are inherently unpredictable. It is difficult to predict the frequency of events of this nature and to estimate the amount of loss that any given occurrence will generate. As a result, our results could be materially adversely affected if there is an unexpectedly large number of clash losses in a period of if there is one or more such loss of unexpectedly large value. Our results may also be adversely affected if losses arise from a scenario we have not modeled. To the extent that losses from these risks occur, our financial condition and operating results could be materially affected.
We could face unanticipated losses from war, terrorism and political unrest, government action that is hostile to commercial interests and from sovereign, sub-sovereign and corporate defaults, and these or other unanticipated losses could have a material adverse effect on our financial condition, operating results and/or liquidity.
We have substantial exposure to unexpected, large losses resulting from future man-made catastrophic events, such as acts of war, acts of terrorism, as well as losses resulting from and political instability, government action that is hostile to commercial interests and from sovereign, sub-sovereign and corporate defaults. These risks are inherently unpredictable. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss such an occurrence will generate. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. Even in cases where we have deliberately sought to exclude such coverage, there can be no assurance that a court or arbitration panel will interpret policy language, or otherwise issue a ruling favorable to us. Accordingly, there remains a risk that our reserves will not be adequate to cover such losses should they materialize.

We have limited terrorism coverage in our own reinsurance program for exposure to catastrophe losses related to acts of terrorism. Furthermore, although the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”) (which expired on December 31, 2014) provided benefits in the event of certain acts of terrorism occurring in the U.S., those benefits were subject to a deductible and to other limitations. Under TRIPRA, once our losses attributable to certain acts of terrorism exceeded 20% of our direct commercial property and liability insurance premiums for the preceding calendar year, the federal government would reimburse us for 85% of such losses in excess of this deductible. Notably, TRIPRA did not provide coverage for reinsurance losses.
On January 12, 2015, President Obama signed into law the 2015 TRIA Reauthorization. Like TRIPRA, the 2015 TRIA Reauthorization fixes the insurer deductible at 20% of an insurer’s direct earned premium of the preceding calendar year and the federal share of compensation at 85% of insured losses that exceed insurer deductibles, but only until January 1, 2016, at which time the federal share shall decrease by1 percentage point per calendar year until equal to 80%. There is considerable uncertainty as to whether coverage under the 2015 TRIA Reauthorization will extend retroactively to December 31, 2014 or whether the period between December 31, 2014 and January 12, 2015, when President Obama signed the reauthorization, is left uncovered. While coverage is not clearly retroactive under the terms of the new legislation, we understand that the Treasury may release guidance regarding this issue. However, there can be no assurance of the impact of a gap in coverage, if any. Moreover, there can be no assurance that subsequent terrorism insurance legislation will be passed, or that any subsequent terrorism insurance legislation that is passed into law will not have an adverse impact on our operating results, financial condition and/or liquidity. Given the unpredictable frequency and severity of terrorism losses as well as the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our operating results, financial condition and/or liquidity in future periods.
Our operating results may be adversely affected by an unexpected accumulation of attritional losses.
In addition to our exposures to natural catastrophe and other large losses as discussed above, our operating results may be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate underwriting processes to guide the pricing, terms and acceptance of risks. These processes, which may include pricing models, are intended to ensure that premiums received are sufficient to cover the expected levels of attritional loss as well as a contribution to the cost of natural catastrophes and large losses where necessary. However, it is possible that our underwriting approaches or our pricing models may not work as intended in this respect and that actual losses from a class of risks may be greater than expected. Our pricing models are also subject to the same limitations as the models used to assess our exposure to natural catastrophe losses noted above. Accordingly, these factors could cause an adverse variation in our financial condition and/or operating results.
The effects of emerging claim and coverage issues on our business are uncertain.
Claim and coverage issues can arise when the application of insurance or reinsurance policy language to potentially covered claims is unclear or disputed by the parties. When new such issues emerge they may adversely affect our business by either extending coverage beyond our underwriting intent or by increasing the number or size of claims. In some instances, these changes may not become apparent until some time after we have issued insurance or reinsurance contracts that are affected by such changes. As a result, the full extent of our liability under insurance or reinsurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could therefore have an adverse effect on our operating results and financial condition. In particular, our exposure to casualty reinsurance and insurance lines increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the “long-tail” nature of these lines of business.
In addition, we may face continued exposure as a result of litigation related to the 2008 crisis in financial markets and subsequent recessions, volatility in capital and credit markets, distressed financial institutions, sovereign debt crises, the LIBOR scandal which involved manipulating daily LIBOR rates, and the foreign exchange scandal which involved front-running client orders and manipulating daily foreign exchange rates. These economic and market conditions may increase allegations of misconduct, fraud and negligence, which may result in increased levels of insured claims arising in lines of business including, but not limited to, financial institutions, management liability and professional liability and in reinsurance of these lines. The full extent of our liability and exposure to claims of this sort may not be known for many years. This could adversely affect our financial condition or operating results.
The monetary impact of certain claims may be difficult to predict or ascertain upon inception and potential losses from such claims can be significant. For example, the full extent of our liability and exposure from claims of ‘bad faith’ is not ascertainable until the claim has been presented and investigated. As such, a significant award in monetary terms on the basis of ‘bad faith’ could adversely affect our financial condition or operating results.

The insurance and reinsurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions.
Historically, the insurance and reinsurance industry has been cyclical. It is characterized by periods of intense competition on price and policy terms due to excessive underwriting capacity as well as periods when shortages of capacity permit favorable premium levels. In addition, any prolonged economic downturn could result in reduced demand for insurance and reinsurance products which could adversely impact the pricing of our products.
The supply of insurance and reinsurance has increased over the past several years through capital provided by new entrants to the market and the commitment of additional capital by existing or new insurers or reinsurers, which has caused prices to decrease. Further development of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition, changes in the frequency and severity of losses suffered by insureds and insurers may affect the cycles of the insurance and reinsurance business significantly, and we expect to experience the effects of such cyclicality. We are currently in a phase of the cycle where the market is soft in most areas and most products are experiencing varying degrees of rate pressure. To the extent these trends emerge, our financial condition or operating results could be adversely affected.
A material proportion of our business relies on the assessment and pricing of individual risks by third parties, including insurance companies which we reinsure and agents to whom we delegate underwriting authority for certain insurance products.
From time to time, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities prescribed by us. We rely on the underwriting controls of these agents and producers to write business within the underwriting authorities provided by us. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents and producers may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, our producers, our insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, producers, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.
Our reliance on third-party assessment and pricing of individual risk extends to our reinsurance treaty business. Similar to other reinsurers, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur. As a result our operating results and financial condition may be materially adversely affected.
The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition and operating results.
We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we only pay losses that exceed a specified retention. We also seek to limit certain risks, such as natural catastrophe and political risks, by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of zone boundaries and the allocation of policy limits to zones. In the case of proportional (also known as pro rata) property reinsurance treaties, we often seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, though we may not be able to obtain such limits in certain markets.
Various provisions in our policies intended to limit our risks, such as limitations or exclusions from coverage and choice of forum, may not always be enforceable. We cannot be sure that any of these loss limitation methods will be effective or that disputes relating to coverage will be resolved in our favor. As a result of the risks that we insure and reinsure, unforeseen events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or operating results. Purchasing reinsurance is another loss limitation method we employ which may not always respond in the way intended due to disputes relating to coverage terms, exclusions or counterparty credit risk.
The reinsurance that we purchase may not always be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.
From time to time, market conditions have limited, and in some cases have prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of reinsurance or retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating. We also may choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. We expect to retain more risk in 2015 due to optimization in our outwards reinsurance program. We may also seek alternative means of transferring risk, including expanded participation via the Aspen Capital Markets platform in alternative reinsurance structures. These solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, operating results and financial condition.
Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves.
Our operating results and financial condition depend upon our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. While we believe that our loss reserves at December 31, 2014 were adequate, establishing an appropriate level of loss reserves is an inherently uncertain process. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. If natural catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.
Only reserves applicable to losses incurred up to the reporting date may be set aside in our financial statements, with no allowance for future losses. See Item 1 above, “Business — Reserves” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our reserving process and methodology.
There are specific areas of our current reserves which have additional uncertainty associated with them. In property reinsurance, there is still uncertainty relating to the ultimate settlement of losses related to Superstorm Sandy in 2012 and the New Zealand earthquake losses in 2010 and 2011. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the 2008 and 2009 global financial crisis and the potential for new types of claim to arise given the long-tail nature of many of the reinsurance risks. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009. Our marine and energy liability account, which is a longer-tail class, experienced higher than anticipated claims development during 2013 and in 2014 experienced higher than anticipated claims development in the construction liability account and could experience further unexpected development in future years. These factors can impact the claims adjustment processes which are dependent on the gathering of the necessary information on which to assess coverage, liability, causation and quantum. See also Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserving Approach.”
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
A majority of our insurance policies and reinsurance contracts are for a one-year term. In our financial forecasting process, we make assumptions about the renewal rate and pricing of our prior year’s policies and contracts. If actual renewals do not meet expectations, our gross written premiums in future fiscal periods and our future operating results and financial condition could be materially adversely affected. For Aspen Re, this risk is especially prevalent in the first quarter of each year when a large number of annual reinsurance contracts are subject to renewal.
Market and Liquidity Risks
Our financial condition and operating results may be adversely affected by reductions in the value of our aggregate investment portfolio.
Our operating results depend in part on the performance of our investment portfolio. Our funds are invested by several professional investment management firms in accordance with our detailed investment guidelines. See “Business — Investments” under Item 1, above. Our investment policies stress diversification of risks and conservation of principal and liquidity through conservative investment guidelines. However, our investments are subject to a variety of financial and capital market risks, including changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods. In addition, a low interest rate environment, can result in reductions in our investment yield as new funds and proceeds from sales and maturities of fixed income securities are invested at lower rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. For example, inflation could lead to higher interest rates causing the current unrealized gain position in our fixed maturity portfolio to decrease. Furthermore, as a result of the current lower interest rate environment, we have further diversified our investment in equities, bank loans and emerging market debt to further enhance the returns on our investment portfolio. However, these assets are riskier in nature and could adversely impact our investment portfolio.
Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2014, $221.9 million of our income before tax was derived from our net invested assets.
The aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure to follow our investment guidelines, technological and staffing deficiencies, or inadequate disaster recovery plans, or interruptions to business operations due to impaired performance, failure or inaccessibility of information or IT systems, or the failure of these investment managers to perform their services in a manner consistent with our expectations and investment objectives and guidelines could adversely affect our investment portfolio, our financial performance and our ability to conduct our business.
Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results, liquidity and ability to conduct business.
We hold, or may in the future purchase, certain investments, which include, but are not limited to, high yield bonds, bank loans, emerging market debt, non-agency residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities, each of which may have less liquidity than other fixed income securities. During the height of the financial crisis, some high quality assets were more illiquid than expected. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner, be forced to sell them for less than we otherwise would have been able to realize, or both. If we are forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our business, financial condition, liquidity or operating results could be adversely affected.
The continuation of heightened systemic financial risks, including excess sovereign debt, risks to the banking system and weak economic growth could have a material adverse effect on global and regional economies and capital markets which could adversely affect our business prospects, financial condition, operating results and liquidity.
In recent years, global financial markets have been characterized by volatility and uncertainty and there continues to be significant uncertainty regarding the timeline for a full global economic recovery. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or make credit harder to obtain. Developments in the financial and commodity markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. Further deterioration or volatility in the financial markets or general economic and political conditions could result in a prolonged economic downturn or recession and our operating results, financial position and liquidity could be materially and adversely affected.
In addition, global markets continue to be impacted by fiscal and monetary conditions in the Eurozone. As of December 31, 2014, we had no exposure to the sovereign debt of Italy, Ireland, Greece, Portugal or Spain and de minimis holdings of Spanish corporate bonds and Italian equities. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet — Total cash and investments” for more information.
Concerns about the political and economic stability of countries within the E.U., such as Greece, and in regions outside the E.U., including Ukraine, Russia and Argentina, have contributed to global market volatility.  Concerns about the economic conditions, capital markets and the solvency of certain E.U. member states, including Greece, Portugal, Ireland, Italy, and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries, have been a cause of elevated levels of market volatility. More recently, economic conditions in these E.U. member states seem to be stabilizing or improving, as evidenced by the stabilization of credit ratings, particularly in Spain, Portugal and Ireland. However, there can be no assurance that any stabilization or improvement in economic conditions will continue or that the risk of default on the sovereign debt of certain countries will be reduced, all of which could have a material adverse effect on our business.
A re-emergence of the Eurozone crisis may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of Eurozone member economies, and likewise affect U.K. and U.S.- based financial institutions, the stability of the global financial markets and any economic recovery. If a Eurozone member state were to default on its obligations or seek to leave the Eurozone, the impact on the financial and currency markets would be significant and could materially impact all financial institutions, including our business, financial condition, operating results and liquidity.
A further downgrade of U.S. or foreign government securities by credit rating agencies could adversely impact the value of the U.S. or foreign government and other securities in our investment portfolio and create uncertainty in the market generally.
A further downgrade of U.S. or foreign government securities by credit rating agencies has the potential to adversely impact the value of our investment portfolio. A further downgrade in the rating of U.S. or foreign government securities may cause the average credit rating of our investment portfolio to fall and greater volatility in the prices of our other investments. In addition, a further downgrade in the rating of U.S. or foreign government securities may have an adverse impact on fixed income markets or have a material adverse effect on our financial condition or operating results.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our operating results or financial position.
We perform reviews of our investments on a quarterly basis to determine whether declines in fair value below the cost basis are considered other-than-temporary impairments in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. For additional information regarding these primary factors, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies —Accounting for Investments, Cash and Cash Equivalents.” There can be no assurance that our management has accurately assessed the level of impairments taken, and allowances reflected, in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided for in the future with respect to events that may impact specific investments. While historically our other-than-temporary impairments have not been material, historical trends may not be indicative of future impairments or allowances.

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

We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations, however, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in the British Pound. Outside the U.S. and our London market operations, we predominantly generate revenue and expenses in the local currency. As well as the U.S. Dollar and the British Pound, our functional currencies are the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and Singapore Dollar. The table below gives an approximate analysis of gross written premiums and general, administrative and corporate expenses by currency for the year ended December 31, 2014.

	U.S. Dollars	GBP	Other
Gross Written Premiums	73.3%	10.2%	16.5%
General, Administrative and Corporate Expenses	53.9%	41.0%	5.1%

During the course of 2014, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.7130 to a low of £1:$1.5571. For the twelve months ended December 31, 2014, 2013 and 2012,

16.5%, 16.4% and 12.3%, respectively, of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. Further, a portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

Because of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between the British Pound revenues and expenses, together with any net British Pound balance sheet position we hold in our U.S. dollar denominated London market operations, creates an exchange exposure.

For example, as the British Pound strengthens, the U.S. dollars required to be translated into the British Pound to cover the net sterling expenses increase, which then causes our results to be negatively impacted. However, any net British Pound asset we are holding will be more valuable when translated into U.S. dollars. Given these facts, the strength of the British Pound relative to the U.S. dollar has not to date had a material negative impact on our reported results. This risk could have a significant adverse effect on our business financial condition, cash flow and results of operations in the future. From time to time we may hedge part of our operating exposure to exchange rate movements, but such mitigating attempts may not be successful. We may use forward exchange contracts to manage some of our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, which could adversely affect our operating results.
Credit Risks
Our operating results may be adversely affected by the failure of policyholders, brokers or other intermediaries to honor their payment obligations to us.
In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers and these brokers, in turn, pay these amounts over to the clients that have purchased insurance or reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, where risk transfer terms have been agreed between parties, or where local laws dictate, when the client pays premiums for these policies to brokers for payment to us, these premiums are considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business. To date, we have not experienced any material losses related to such credit risk.
In addition, bankruptcy, liquidity problems, distressed financial conditions or the general effects of economic recession may increase the risk that policyholders may not pay a part of or the full amount of premiums owed to us despite an obligation to do so. The terms of our contracts or local laws may not permit us to cancel our insurance even if we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or otherwise, it could have a material adverse impact on our business and operating results.
Our financial condition and operating results may be adversely affected by the failure of one or more reinsurers or capital market counterparties to meet their payment obligation to us.
We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Our reinsurers or capital market counterparts are dependent on their ratings in order to continue to write business and some have suffered downgrades in ratings as a result of their exposures in the past. Our reinsurers may also be affected by recent adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement with us could have a material adverse effect on us because we may remain liable to our insureds or cedants in respect of the reinsured risks.
Our liquidity and counterparty risk exposures may be adversely affected by the impairment of financial institutions
We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. We are exposed to the risk that the company is unable to make payments or provide collateral to a third party when required, or that securities that we own are required to be sold at a loss in order to meet liquidity, collateral or other payment requirements.

In addition, our investments in various fixed income securities issued by financial institutions expose us to credit risk in the event of default by these counterparties. With respect to securities transactions, our credit risk may be exacerbated when our collateral cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due to it under those instruments. Any such losses or impairments to the carrying value of these assets could materially and adversely affect our business and operating results.
Strategic Risks
We operate in a highly competitive environment and substantial new capital inflows into the insurance and reinsurance industry may increase competition.
Insurance and reinsurance markets are highly competitive. We compete with existing international and regional insurers and reinsurers some of which have greater financial, marketing and management resources than we do. We also compete with new market entrants and alternative capital markets, funds and other providers of insurance and alternative reinsurance products such as insurance-linked securities, catastrophe bonds and derivatives. In recent years, hedge funds, pension funds, endowments and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We generally expect increased competition from a wider range of entrants over time. We have already seen that such new or alternative capital causes reductions in prices of our products and reduces the duration or amplitude of attractive portions of the historical market cycles. See “Business — Competition” under Item 1, above for a discussion of our competitors. Recently, insureds have retained a greater proportion of their risk portfolios than previously, and industrial and commercial companies have been increasingly relying upon their own subsidiary insurance companies and other mechanisms for funding their risks, rather than risk transferring insurance. We have sought to address this risk by establishing our own capital markets capability but there is no guarantee that it will succeed.
Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater expenses relating to customer acquisition and retention, which could have a material adverse impact on our growth and profitability. We continue to experience increased competition in a number of lines of business which has caused a decline in rate increases or a reduction in rates. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The insurance and reinsurance industries are subject to political, regulatory and legislative initiatives or proposals from time to time which could adversely affect our business.
Governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance, particularly where a given event leads to withdrawal of capacity from the market. For example, as a result of the financial crisis affecting the banking system and financial markets, a number of government initiatives were launched to stabilize market conditions. The U.S. Federal Government, U.S. Federal Reserve, U.K. Treasury and Government and other governmental and regulatory bodies have taken or are considering taking other extraordinary actions to address the global financial crisis. There can be no assurance as to the effect that any such governmental actions will have on the financial markets generally or on our competitive position, business and financial condition, although we continue to monitor these and similar proposals. See “Regulatory Risks” below.
Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, S&P or Moody’s. If our Operating Subsidiaries’ or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it may be more difficult for us to market our products, expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A rating downgrade may also require us to establish trusts or post letters of credit for ceding company clients, and could trigger provisions allowing some clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a rating downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, operating results, liquidity and financial flexibility.

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
As part of our long-term strategy, we may pursue growth through acquisitions and/or strategic investments in businesses or new underwriting or marketing platforms. We may also choose to take advantage of tactical opportunities as they arise. The negotiation of potential acquisitions or strategic investments as well as the integration of an acquired business, new personnel and new underwriting or marketing platforms, could result in a substantial diversion of management resources. Acquisitions could involve numerous additional risks such as potential losses from unanticipated litigation, higher levels of claims than is reflected in reserves and an inability to generate sufficient revenue to offset acquisition costs. Any future acquisitions or strategic investments may expose us to operational risks including but not limited to:

•	the clients and brokers of an acquired entity may be unwilling to place their continuing insurance or reinsurance business with us;

•	creating, integrating or modifying necessary financial and operational reporting systems;

•	establishing satisfactory budgetary and other financial controls;

•	increased risks from organizational complexity and change leading to unclear or unobserved reporting lines or insufficient oversight of key business areas;

•	rapid business change or growth leading to divergence from business plan, operational ineffectiveness, dis-economies of scale or conflicts of interest

•	funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated revenues are not realized or are delayed;

•	the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected;

•	obtaining additional personnel required for expanded operations and retaining key staff;

•	obtaining cultural integration;

•	obtaining necessary regulatory permissions and unknown or unidentified regulatory requirements;

•	financial exposures in the event that the sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us;

•	unknown or unidentified liabilities resulting from the investment or acquisition;

•	creating the expected return over time; and

•	the investment does not create the expected return and shareholder value is diluted.
We have limited experience in identifying quality merger candidates, as well as successfully acquiring and integrating their operations. From time to time, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. This would likely require our management and key personnel to expend considerable time and effort, which may detract from their ability to run our core business. An acquisition is expensive and time consuming and although considerable funds may be expended in the negotiations phase, the acquisition may ultimately not be completed. In addition, an acquisition may result in adverse tax consequences at the stockholder level.
Our ability to manage our growth through acquisitions, strategic investments or new platforms will depend, in part, on our success in addressing these risks. Any failure by us to effectively implement our acquisitions or strategic investment strategies could have a material adverse effect on our business, financial condition or operating results.

Consolidation in the (re)insurance industry could adversely impact our business and results of operations.

There recently has been increased consolidation and convergence among companies in the (re)insurance industry resulting in increasingly larger and diversified competitors with greater capitalization. The consolidation trend may continue and even accelerate in the near future, which may lead to increased competitive pressure in our business lines from larger and more diversified competitors. In addition, as companies consolidate at an increasing rate, the resulting change in the competitive landscape may impact our ability to attract the most talented insurance professionals and retain and incentivize existing employees. Any of these and the following aspects of consolidation of the industry could adversely affect our reinsurance and insurance businesses, our strategy and our results of operations.
As the reinsurance industry consolidates, the cost, capital and reinsurance synergies and combined underwriting leverage resulting from consolidation may mean a larger global (re)insurer is able to compete more effectively and also may be more attractive to brokers and agents looking to place business. These consolidated competitors may try to use their enhanced market power to obtain a larger market share through increased line sizes. Larger reinsurers also may have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings, thereby allowing them to price their products more competitively. If competitive pressures reduce rates or terms and conditions considerably, we may reduce our future underwriting activities in those lines thus resulting in reduced premiums and a potential reduction in expected earnings.

As the insurance industry consolidates, competition for customers also will become more intense and the importance of properly servicing each customer will become greater. Several of the announced mergers of reinsurers were partially driven by strategic plans to write more insurance business. We could therefore incur greater expenses relating to customer acquisition and retention, reducing our operating margins. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

There has been a similar trend of increased consolidation of agents and brokers to the (re)insurance industry. As we distribute most of our products through agents and brokers, consolidation could impact our relationships with, and fees paid to, some agents and brokers. In the Lloyds’s market, independent London wholesalers continue to be acquired by larger global brokers, which may result in enhanced market power for these larger brokers in placing insurance and reinsurance. Consolidation of distributors may also increase the likelihood that distributors will try to renegotiate the terms of existing selling agreements to terms less favorable to us. As brokers merge with or acquire each other, any resulting failure or inability of brokers to market our products successfully, or the loss of a substantial portion of the business sourced by one or more of our key brokers, could have a material adverse effect on our business and results of operations.
Our efforts to expand in targeted markets or develop products may not be successful and may create increased risks.
A number of our planned business initiatives involve expanding existing products in targeted markets or developing new products. We recently established a new third-party capital management division, Aspen Capital Markets, to expand our participation in the alternative reinsurance market. In connection with Aspen Capital Markets, we established Silverton, a Bermuda-domiciled special purpose insurer to attract capital from third-party investors wishing to access direct reinsurance risk. In December 2014, we renewed Silverton and raised $85.0 million (of which $70.0 million was raised from third-parties) to provide additional collateralized capacity to support Aspen Re’s global property catastrophe excess of loss reinsurance business. Through Aspen Capital Markets, we have also increased our capacity through other collateralized reinsurance arrangements. To develop new markets and products such as these, we may need to make substantial capital and operating expenditures, which may adversely affect our results in the near term. In addition, the demand for new markets or products may not meet our expectations. To the extent we are able to expand in new markets or market new products, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations.
We are exposed to risks in connection with our management of capital on behalf of investors in Silverton and in any other entities Aspen Capital Markets manages or could manage in the future.
Those of our subsidiaries engaged in the management of third-party capital as part of our Aspen Capital Markets division may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of that third party capital. Compliance with some of these laws and regulations, all of which are subject to change, requires significant management time and attention. Although we seek to continually monitor our policies and procedures to attempt to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and significantly harm our business and results of operations. In connection with our goal of matching well-structured risk with capital whose owners would find the risk-return trade-off attractive, we may invest capital in new and increasingly complex ventures in which we do not have a significant amount of experience, which may increase our exposure to legal, regulatory and reputational risks.

In addition, our third-party capital providers may decide not to renew their interests in the entities we manage, which could materially impact the financial condition of such entities and could in turn materially impact our financial condition and results of operations. Certain of our third-party capital providers provide significant capital investment in respect of the entities we manage; the loss, or alternation, of any of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third-party capital for our existing managed entities or for potential new managed entities and therefore we may forego existing and/or potential attractive fee income and other income-generating opportunities.

Furthermore, notwithstanding any capital holdback, we may decide to return to our investors all or a portion of the third-party capital we hold as collateral prior to the maturity specified in the terms of the particular underlying transactional documents. A return of capital to our investors is final. As a result, if we release collateral early and capital is returned to our investors, in the event losses are significantly larger than we anticipated, we may not have sufficient collateral to pay the claims associated with such losses, which could have a material adverse effect on our business, results of operations and financial condition.
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
Our future capital requirements depend on many factors, including our ability to write new business successfully, deploy capital into more profitable business lines, identify acquisition opportunities, manage investments and preserve capital in volatile markets, and establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claims losses, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Our additional needs for capital will depend on our actual claims experience, especially for catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result, and, in any case, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results could be adversely affected.
Our debt, credit and International Swap Dealers Association (ISDA) agreements may limit our financial and operational flexibility, which may affect our ability to conduct our business.
We have incurred indebtedness and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities with various institutions. Under these credit facilities, the institutions provide revolving lines of credit to us and our Operating Subsidiaries and issue letters of credit to our clients in the ordinary course of business. We have also entered into ISDA agreements relating to derivative transactions such as interest rate swaps.
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
Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. This cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers because rates increase and coverage terms become more restrictive, business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market tends to accelerate faster than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers because rates decrease and coverage terms become less restrictive), standard insurance carriers tend to grant more expansive coverage terms and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.

Regulatory Risks
The regulatory systems under which we operate, and potential changes thereto, could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws and regulations of the U.S., U.K., Bermuda, the E.U. and its member states, and the other jurisdictions in which we operate. Our Operating Subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions or proceedings. Although we have in place systems and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees, or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business. Also, changes in the laws or regulations to which our Operating Subsidiaries are subject could have a material adverse effect on our business. In addition, in most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. See “Business — Regulatory Matters” in Item 1 above.
Material changes in voting rights and connected party transactions may require regulatory approval or oversight by the BMA, the PRA, the FCA or other insurance regulators.
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
Any transactions between companies within the Aspen Group that are material connected party transactions would also have to be reported to certain insurance regulators. We can give no assurance that the existence or effect of such connected party transactions and the insurance regulator’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where the Operating Subsidiary has on its face sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the insurance regulators with regard to such Operating Subsidiary. See “Business — Regulatory Matters” in Item 1, above.
One or more of our insurance subsidiaries may be required by its regulator to hold additional capital to meet relevant solvency requirements.
Any of our Operating Subsidiaries may be required to hold additional capital in order to meet solvency requirements. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards. The BMA has a risk-based capital adequacy model called the BSCR to assist the BMA both in measuring risk and in determining appropriate levels of capitalization for Aspen Bermuda and the Aspen Group (under the Group Supervision Regime). Further, the BMA requires Class 4 commercial insurers and insurance groups to perform an assessment of their own risk and solvency requirements. The Commercial Insurers Solvency Self-Assessment have the insurer/insurance group determine the capital resources required to achieve its strategic goals, after assessing all reasonably foreseeable material risks arising from its operations or operational environment. These statutes and regulations may restrict our ability to write insurance and reinsurance policies, make certain investments and distribute funds.
Similarly, Aspen U.K. is required to provide the PRA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the PRA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty, AAIC or Syndicate 4711 were to experience financial difficulties, it could affect the solvency position of Aspen Holdings and in turn trigger regulatory intervention by the PRA with respect to Aspen U.K. The PRA requires insurers and reinsurers to calculate their ECR, an indicative measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to its business profile which includes capital charges based on assets, claims and premiums. The PRA may give insurers individual capital guidance, which may result in guidance that a company should hold capital in excess of the ECR. These changes may increase the required regulatory capital of Aspen U.K., impacting our profitability.
Unregulated parent companies of Aspen U.K. and AMAL may be affected by new powers of the FCA, the PRA and the Bank of England.

The Financial Services Act 2012 came into effect in April 2013 and has created new powers for the FCA, the PRA and the Bank of England to impose requirements on U.K. parent companies of certain regulated firms, as referenced in “Business — Regulatory Matters” in Item 1 above. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the new powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate UK parent company of an insurer that is not at the head of the ownership chain. Aspen U.K. Holdings, as intermediate parent company of Aspen U.K., could potentially be subject to these new powers. There can be no assurance as to the impact of the new powers created under the Financial Services Act 2012 on our results of operations and/or financial condition.
The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses and may, among other things, lead to Aspen Bermuda posting collateral in respect of its EEA cedants.
An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. The anticipated implementation date of this legislation is January 1, 2016. We are undertaking a significant amount of work to ensure we will meet the new requirements and this may divert finite resources from other business-related activities. The implementation of Solvency II presents a number of risks to regulatory compliance, in particular for Aspen U.K. and AMAL. The changes will also require an accelerated quarterly close process across the Group to allow those U.K. entities to meet the regulatory disclosure timetable under Solvency II.

Our implementation plans are based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business. For example, increases in capital requirements as a result of Solvency II may be required and may impact our operating results. Further, unless the European Commission assesses the regulatory regime in Bermuda as “equivalent” to Solvency II, Aspen Bermuda may be required to post collateral in respect of any reinsurance of EEA cedants, including Aspen U.K., which may have a negative impact on Aspen Bermuda’s and Aspen Holdings’ results. Under Solvency II, if a non-EC reinsurer is in a country that is deemed not equivalent, then an EEA cedant may not be able to take any reinsurance into account for solvency purposes unless the non-EC reinsurer is of a certain minimum credit rating or collateral has been provided. Therefore, if Bermuda’s solvency regime is not deemed “equivalent” to Solvency II, then Aspen Bermuda’s EEA cedants may require collateral from Aspen Bermuda in order for the cedant to take credit for such reinsurance.
On October 26, 2011, the European Insurance and Occupational Pensions Authority (“EIOPA”) advised the European Commission that Bermuda meets the criteria set out in EIOPA’s methodology for equivalence assessments under Solvency II for insurers of Aspen Bermuda’s class but with certain qualifications. In December 2014, EIOPA published its equivalence findings and invited feedback prior to its final report which is to be submitted to the EC. EIOPA’s findings, in the form of a consultation paper, endorsed key aspects of Bermuda’s commercial (re)insurance regulatory regime as meeting the criteria of Solvency II, with certain caveats.
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
Aspen U.K. and Aspen Bermuda are affected by U.S. “credit for reinsurance” requirements in connection with their reinsurance of risks of U.S. cedants. In general, alien, non-admitted reinsurers such as Aspen U.K. and Aspen Bermuda, must establish collateral in the U.S. equal to 100 percent of their reinsurance obligations to U.S. cedants in order for those cedants to receive financial statement credit for such reinsurance. Aspen U.K. and Aspen Bermuda have each established a multi-beneficiary U.S. trust fund for the benefit of their U.S. cedants so that such cedants satisfy U.S. credit for reinsurance requirements. Several states, including New York, Florida and California, have amended their credit for reinsurance laws and regulations to provide for reduced collateral. Under these amended laws, if an alien, non-admitted reinsurer satisfies certain requirements including rating and financial requirements, the approved reinsurer may post collateral in an amount lower than 100% of the reinsurer’s obligations, and the domestic cedant may take 100% reinsurance credit. Many non-U.S. reinsurers have applied for and received approval for reduced collateral in applicable states. Aspen Bermuda has received approval for reduced collateral in Florida and New York and could be subject to increased regulatory review by the regulators in such states. See “Business — Regulatory Matters” in Item 1, above. There is no guarantee, however, that cedants will be willing to accept reduced collateral requirements.
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
Given the ongoing delay in the implementation of Solvency II by the European Commission, the BMA has delayed, or deferred, some aspects of its Group Supervision regime change. For example, the Economic Balance Sheet process has been deferred to consider the direction of other international bodies such as the IASB. In addition, some aspects of the BMA’s Group Capital requirements and the requirements for the Group Actuary have also been deferred.
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
Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease” above.
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
Aspen Specialty is an insurance company organized and licensed to write certain kinds of property and casualty insurance in North Dakota and is surplus lines eligible in all 50 states and the District of Columbia. As a result, Aspen Specialty is subject to North Dakota law and regulation governing domestic insurers and also must satisfy any surplus lines eligibility requirements in the other 50 jurisdictions. AAIC is organized in Texas and has licenses to write property and casualty insurance business on an admitted basis in all 50 states, the District of Columbia and Puerto Rico, subject to compliance with laws and regulations in each of these jurisdictions.
The purpose of the state insurance regulatory statutes is to protect U.S. policyholders, not our shareholders or noteholders. The system of regulation generally administered in the United States by the state insurance departments relates to, among other things, solvency standards, restrictions on the nature, quality and concentration of investments, statutory accounting standards, and the regulation of insurance policies, market conduct and premium rates.
The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance in each state. Among other matters, these statutes require Aspen Specialty and AAIC to maintain minimum levels of capital, surplus and liquidity and to comply with applicable risk-based capital requirements. State insurance commissioners may also regulate insurer and agent licensing, authorized investments, premium rates, the size of risks that may be insured under a single policy, and deposits of securities for the benefit of policyholders, permissible policy forms and other market conduct regulation. State insurance departments are also authorized to conduct periodic examinations of authorized insurance companies and require the filing of annual and other reports on the companies’ financial condition, among other matters.
State insurance holding company laws and regulations generally require licensed insurers to provide regular reports regarding control by another person, capital structure, ownership, financial condition and general business operations. Insurance holding company laws and regulations also impose restrictions on the insurer’s ability to pay dividends and distributions to its shareholders. Taken together, state regulation of insurer investments, premium rates, capital adequacy and dividend restrictions could potentially restrict the ability of Aspen entities in the U.S. to write new business or distribute assets to Aspen Holdings.
State insurance holding company laws also require prior notice and state insurance department approval of transactions between an insurer and any affiliate as well as changes in control of an insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the North Dakota and Texas insurance departments before such acquisition.
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
In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. For example, the Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of Treasury Department to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. In its 2013 report, the FIO recommended direct federal involvement in insurance regulation. In addition, the Dodd-Frank Act authorized the creation of the Financial Stability Oversight Council (“FSOC”), a financial regulatory organization chaired by the U.S. Secretary of the Treasury. FSOC has determined that certain insurance groups are systemically significant and therefore subject to prudential supervision by the Board of Governors of the Federal Reserve. While we have received no notice from FSOC regarding a proposed determination of systemic importance and we do not believe that we are systemically important, as defined in the Dodd-Frank Act or additional laws and regulation adopted in the future or changes in existing laws and regulations could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.
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
To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS, Aspen Re America and ARA - CA will increase. Finally, to the extent that any of the brokers with whom we do business suffer financial difficulties as a result of the investigations or proceedings, we could suffer increased credit risk. See “We depend on a few brokers for a large portion of our insurance and reinsurance revenues, and the loss of business provided by any one of these brokers could adversely affect us” above.
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
Over recent years, we have begun to place greater reliance on our actual actuarial experience for our long-tail lines of business that we have written since our inception in 2002. We believe that our earliest accident years are now capable of providing us with meaningful actuarial indications. Estimates and judgments for new insurance and reinsurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2014. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information for certain lines of business, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
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
On June 27, 2013, the FASB issued a proposed Accounting Standards Update, Insurance Contracts (Topic 834). The FASB invited individuals and organizations to comment on the proposed Update. A significant proportion of respondents from the property and casualty industry opposed the changes to the proposed standard. In response to the feedback, the FASB decided to split the project into short-term duration contracts and long-term duration contracts without changing the current guidance for accounting for reinsurance contracts. For short-term duration contracts, the FASB will focus its efforts on improving disclosures without changing the current guidance on recognition and measurement. For long-duration contracts, the FASB is currently analyzing the current accounting models and will concentrate on targeted improvements specifically to long-duration contracts.
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
We also rely substantially upon the services of our senior management team. Although we have employment agreements with all of the members of our senior management team, if we were to unexpectedly lose the services of one or more of the members of our senior management team or other key personnel, our business could be adversely affected. For example, a change in our senior management team could cause a short-term reserving governance risk or a risk of disruption to our business during the transition. We do not currently maintain key-man life insurance policies with respect to any of our employees.
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

We rely on the execution of complex internal processes to maintain our operations and the operational risks that are inherent to our business, including those resulting from fraud or employee errors or omissions, may result in financial losses.

We rely on the accurate execution of complex internal processes to maintain our operations, which include, but are not limited to, reserving, pricing, capital management, underwriting and finance.  We believe we have established appropriate controls and mitigation procedures to prevent significant deficiencies, fraud, errors and omissions and any other potential irregularities from occurring, but such procedures provide only reasonable, not absolute, assurance as to the absence and mitigation of such risks.  Operational risks that are inherent to our business can result in financial losses, including those resulting from fraud or employee errors or omissions. Insurance policies that we have in place with third parties would not generally protect us in the event that we experience a significant loss from these risks.

We rely on information and technology for many of our business operations which could fail and cause disruption to our business operations.
Our business is dependent upon our employees’ and outsourcers’ ability to perform, in an efficient and uninterrupted fashion, necessary business functions, such as processing policies and paying claims. A shutdown of, or inability to access, one or more of our facilities, a power outage or a failure of one or more of our information technology, telecommunications or other systems could significantly impair our ability to perform such functions on a timely basis. Computer viruses, cyber attacks, other external hazards and human error could result in the misappropriation of assets or sensitive information, corruption of data or operational disruption. If sustained or repeated, such a business interruption, system failure, service denial or data loss and/or damage could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely fashion or perform other necessary business functions. In addition, because we do not maintain cyber liability insurance, we do not have third-party or first-party liability coverages to protect us against these types of losses.
We do not perform online customer transactions and our externally-accessible systems are for staff, and contracted and authorized third party IT support firms, via remote access only. Nevertheless, we continually monitor risks to our information technology, telecommunications and other systems and believe we have the necessary measures appropriate to prevent and manage those risks. Our key technologies are largely resilient and secure in line with current financial services best practice.
Our internal controls over financial reporting may have gaps or other deficiencies.
Our internal controls over financial reporting may have gaps or other deficiencies and there is no assurance that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose us to litigation, regulatory fines or penalties or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements, including but not limited to a material misstatement arising from poorly designed systems, changes in end-user computing, failure to perform relevant management reviews, accounting errors, duplicate payments and could result in a restatement of financial accounts.
We may be adversely affected if our capital models provide materially different indications than actual results.
We have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling and allocation, and risk assessments relating to the risks we assume. These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply to cover the risks in the individual contracts we sell and in our portfolio as a whole. However, given the inherent uncertainty of modeling techniques and the application of such techniques, the possibility of human or systems error, the challenges inherent in consistent application of complex methodologies in a fluid business environment and other factors, our models, tools and databases may not accurately address the risks we currently cover or the emergence of new matters which might be deemed to impact certain of our coverages. Accordingly, our models may understate the exposures we are assuming and our results from operations and financial condition may be materially adversely impacted. Conversely, our models may prove too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.
The failure of our underwriting processes could have an adverse effect on our results of operations or financial condition.
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our insurance and reinsurance operations. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations or cash flows.
We rely on internal controls to limit our risk exposure within prescribed parameters. However, our controls and monitoring efforts may be ineffective, permitting one or more underwriters to exceed underwriting authority and cause us to insure or reinsure risks outside the agreed upon guidelines. To the extent that our underwriters exceed their authorities, or agree to inappropriate contract terms and conditions or are influenced by broker incentives, or if there is ineffective channel management or inaccurate underwriting data capture and reporting leading to licensing and sanction breaches, our financial condition or results of operations could be materially adversely affected.

Risks Related to Our Ordinary Shares
Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.
We are a holding company and, as such, we do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries, including our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and dividend payments, to our preference and ordinary shareholders, as appropriate. Our Operating Subsidiaries are subject to capital, regulatory and other requirements that inform their ability to declare and pay dividends and make loans to other Group companies. In line with common market practice for regulated institutions, the PRA, the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested on October 21, 2013 that it be afforded the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. These and other requirements may mean that our Operating Subsidiaries are unable to pay sufficient dividends to enable us to meet our ongoing cash requirements. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends, Distributions and Reduction of Capital,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — State Dividend Limitations” in Item 1, above.
Certain regulatory and other constraints may limit our ability to pay dividends.
We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our ordinary shares and make other distributions. Under the Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or if the realizable value of our assets would thereby not be less than our liabilities. For more information regarding restrictions on the payment of dividends by us and our Operating Subsidiaries, see “Business — Regulatory Matters” in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7 and Note 16 of our consolidated financial statements, “Statutory Requirements and Dividends Restrictions.”
There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.
In general, and except as provided below, on a poll, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%.
In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our 7.401% Perpetual Non-Cumulative Preference Shares, 7.250% Perpetual Non-Cumulative Preference Shares and 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, each with a liquidation preference of $25 per share) (collectively, the “Perpetual Preference Shares”) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As at December 31, 2014, there were 62,017,368 ordinary shares outstanding of which 5,891,650 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.
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
Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. See Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities — Bye-Laws.” Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership. Our bye-laws provide that shareholders will be notified of their voting interests prior to any vote to be taken by them.
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
Anti-takeover provisions in our bye-laws and a shareholder rights plan and in the laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider desirable and may make it more difficult to replace members of our Board.
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

•
if the ordinary shares of any U.S. Person constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares of such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, see “Risk Factors — Risks Related to Ordinary Shares — There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares” in Part 1, Item 1A, above.

In addition, our Board issued one preferred share purchase right (a “Right”) for each outstanding ordinary share and adopted a shareholder rights plan, dated as of April 17, 2014 (the “Rights Agreement”), by and between the Company and Computershare Inc., as rights agent. The Rights Agreement, which expires on April 16, 2015, imposes a significant penalty upon any person or group that acquires 10% or more of the outstanding ordinary shares of the Company (15% in the case of passive institutional investors) without prior approval from our Board. Subject to certain limitations, the terms of the Rights Agreement may be amended by the Board without the consent of holders of the Rights.
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
Our Perpetual Preference Shares rank senior to our ordinary shares with respect to the payment of dividends. As a result, unless the full dividends for the most recently ended dividend period on all outstanding Perpetual Preference Shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), we cannot declare or pay a dividend on our ordinary shares. Under the terms of our Perpetual Preference Shares, these restrictions will continue until full dividends on all outstanding Perpetual Preference Shares for four consecutive dividend periods have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside for payment).
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
Committees of the Board of Directors. Our bye-laws provide, as permitted by Bermuda law, that the Board may delegate any of its powers, authorities and discretions to committees, consisting of such person or persons (whether a member or members of its body or not) as it thinks fit. Delaware law allows the board of directors of a corporation to delegate many of its powers to committees, but those committees must consist only of directors.
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
Takeovers. Bermuda law provides that where an offer is made for shares of a company and, within four months of the offer, the holders of not less than 90% of the shares which are subject to the offer accept, the offeror may at anytime within two months beginning with the date such approval is obtained by notice require the non-tendering shareholders to transfer their shares on the terms of the offer. Dissenting shareholders may apply to the court within one month of the notice objecting to the transfer. The burden is on the dissenting shareholders to show that the court should exercise its discretion to enjoin the required transfer, which the court will be unlikely to do unless there is evidence of fraud or bad faith or collusion between the offeror and the holders of the shares who have accepted the offer as a means of unfairly forcing out minority shareholders. Bermuda law also provides that where the holders of not less than 95% of the shares or any class of shares in a company give notice to the remaining shareholders or class of shareholders of their intention to acquire the outstanding shares not held by them on the terms set out in the notice and the offerors shall acquire all the shares on such terms. Dissenting shareholders may apply to the court within one month of receiving the notice seeking that the court appraise the value of the shares to be acquired. Any difference between the share price paid to the dissenting shareholders and the price determined by the court shall be paid or the offerors may cancel the notice and return any shares acquired and the dissenting shareholders shall repay any share purchase price received.
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
Inspection of Corporate Records. Members of the general public have the right to inspect our public documents available at the office of the Registrar of Companies in Bermuda and our registered office in Bermuda, which will include our memorandum of association (including the Company’s objects and powers) and any alteration to our memorandum of association and documents relating to any increase or reduction of authorized capital. Our shareholders have the additional right to inspect our bye-laws, minutes of general meetings of shareholders and financial statements, which must be presented to the annual general meeting of shareholders. Our register of shareholders is also open to inspection by shareholders and members of the public without charge, and copies must be provided upon request for a fee. We are required to maintain our register of shareholders in Bermuda but may establish a branch register outside of Bermuda, the location of which shall be notified to the Bermuda Registrar of Companies. We are required to keep at our registered office a register of our directors and officers which is open for inspection by members of the public without charge. Bermuda law does not, however, provide a general right for shareholders to inspect or obtain copies of any other corporate records.
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
Staggered Board of Directors. Bermuda law does not contain statutory provisions specifically requiring staggered board of directors arrangements for a Bermuda exempted company. Such provisions, however, may validly be provided for in the bye-

laws governing the affairs of a company and our bye laws do so provide. Similarly, Delaware law permits corporations to have a staggered board of directors.
Approval of Corporate Matters by Written Consent. Under Bermuda law and our bye-laws, the Companies Act provides that, except in the case of the removal of auditors and directors, shareholders may take action by resolution in writing signed by the shareholders of the company who at the date of the notice of the resolution in writing represent such majority of votes as would be required if the resolution had been voted on at a meeting of the shareholders.
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
If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected (although the operating results of Aspen U.K. should not be materially adversely affected if it is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to certain subsidiaries incorporated in the U.S.)
We intend to manage the business of Aspen Holdings and its non-U.S. subsidiaries so that none of these companies (other than AUL) should be subject to U.S. tax, (other than U.S. excise tax on insurance and reinsurance premium income attributable to insuring or reinsuring U.S. risks and U.S. withholding tax on certain U.S. source investment income, and the likely imposition of U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the binding authorities granted to certain subsidiaries incorporated in the U.S.), because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the above described binding authorities agreements). However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.
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
Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends that we will operate in such a manner so that none of us (other than the U.K. Subsidiaries and APJ Jersey) carries on a trade through a permanent establishment in the United Kingdom. Nevertheless, because neither case law nor U.K. statute completely defines the activities that constitute trading in the United Kingdom through a permanent establishment, Her Majesty’s Revenue and Customs (“HMRC”) might contend successfully that any of us (other than the U.K. Subsidiaries and APJ Jersey) are trading in the United Kingdom through a permanent establishment.
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
The U.K. Subsidiaries and APJ Jersey should be treated as resident in the United Kingdom and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. resident companies. The U.K. corporation tax rate has reduced from 23% to 21% with effect from April 1, 2014 and to 20% with effect from April 1, 2015.
On July 19, 2013, the Organization for Economic Co-operation and Development (“OECD”) published its Action Plan for 2014 (“OECD 2014 Actions”) and 2015 on Base Erosion and Profit Shifting (the “OECD Report”) in an attempt to coordinate multilateral action on international tax rules. The recommended actions include an examination of the definition of a “permanent establishment” and the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place. In addition, recommendations continue to be formulated with respect to hybrid financial instruments and the deductibility of intra-group interest payments for tax purposes.
Initial conclusions on the OECD 2014 Actions were published on September 16, 2014 and were supported in a communique from the G20 summit in Brisbane in November 2014. Work continues on these points and is expected to be concluded towards the end of 2015. Any changes in U.K. tax law in response to the OECD Report could adversely affect our tax liability.

The U.K. tax authority has concluded a public consultation on corporate debt and it is likely that changes will be made in 2015 to the U.K. tax treatment of interest, which may have an adverse effect on our intra-group financing arrangements.

The U.K. Government’s Autumn Statement announced a new U.K. Tax, the “Diverted Profits Tax” (“DPT”), at 25%, which will apply effective April 1, 2015. This is an anti-avoidance measure aimed at protecting the U.K. tax base against profits being earned by activities carried out in the UK but which are not taxed in the UK, in particular as a result of arrangements amongst companies in the same multinational group.  The U.K.’s network of Double Tax Treaties does not offer protection in the event that this tax is deemed to apply. The rules also required upfront payment of HMRC’s estimate of the deemed tax liability. If any of our U.K. or non-U.K. companies is deemed to be liable to the DPT as a result of intra-group arrangements this could have a material adverse effect on our results.
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

The OECD 2014 Actions included a recommendation that groups should be required in the future to report details of their operations and intra-group transactions in each jurisdiction (“country by country reporting”). The U.K. tax law will be changed from 2015 to implement these recommendations. It is currently unclear how the U.S., and other non-OECD countries, will react to the proposals. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future.

Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K. or U.S. resident entities of the Aspen group.

Our operations may be affected by the introduction of an E.U. financial transaction tax (“FTT”).

On February 14, 2013, the E.U. Commission published a proposal for a Directive for a common FTT in those E.U. Member States which choose to participate (“the FTT Zone”).

The FTT proposal remains subject to negotiation between the participating Member States. It may therefore be altered prior to any implementation, the timing of which remains unclear. According to a press release issued in May 2014, the current plan is to implement an FTT on a progressive basis with the first phase applying from January 1, 2016. The introduction of FTT in this or similar form could have an adverse effect on our economic performance.
Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules.
A “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non-U.S. corporation, that is a CFC for an uninterrupted period of 30 days or more during a taxable year), which owns shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.
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
If the RPII (determined on a gross basis) of any of our non-U.S. Operating Subsidiaries, Silverton, Peregrine and APJ Jersey were to equal or exceed 20% of that company’s gross insurance income in any taxable year and direct or indirect insureds (and persons related to those insureds) own directly or indirectly through entities 20% or more of the voting power or value of Aspen Holdings, then a U.S. Person who owns any shares of such non-U.S. Operating Subsidiary (directly or indirectly through non-U.S. entities) on the last day of the taxable year on which it is an RPII CFC would be required to include in its income for U.S. federal income tax purposes such person’s pro rata share of such company’s RPII for the entire taxable year, determined as if such RPII were distributed proportionately only to U.S. Persons on that date regardless of whether such income is distributed, in which case such person’s investment could be materially adversely affected. In addition, any RPII that is includible in the income of a U.S. tax-exempt organization may be treated as unrelated business taxable income. The amount of RPII earned by a non-U.S. Operating Subsidiary (generally, premium and related investment income from the indirect or direct insurance or reinsurance of any direct or indirect U.S. holder of shares or any person related to such holder) will depend on a number of factors, including the identity of persons directly or indirectly insured or reinsured by the company. We believe that the direct or indirect insureds of each of our non-U.S. Operating Subsidiaries (and related persons) did not directly or indirectly own 20% or more of either the voting power or value of our shares in prior years of operation and we do not expect this to be the case in the foreseeable future. Additionally, we do not expect gross RPII of each of our non-U.S. Operating Subsidiaries to equal or exceed 20% of its gross insurance income in any taxable year for the foreseeable future, but we cannot be certain that this will be the case because some of the factors which determine the extent of RPII may be beyond our control.
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
A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of the insurance income of any of our non-U.S. Operating Subsidiaries is allocated to the organization, which generally would be the case if any of our non-

U.S. Operating Subsidiaries is a CFC and the tax-exempt shareholder is a U.S. 10% Shareholder or there is RPII, certain exceptions do not apply and the tax-exempt organization owns any of our shares. Although we do not believe that any U.S. Persons should be allocated such insurance income, we cannot be certain that this will be the case. U.S. tax-exempt investors are advised to consult their own tax advisors.
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
The Foreign Account Tax Compliance Act (“FATCA”) provisions of the Internal Revenue Code require withholding agents to withhold 30% of a U.S. dividend interest or other fixed payment made to a Foreign Financial Institution (“FFI”) and will, beginning January 1, 2017, require withholding on gross proceeds from the sale of securities which produce U.S. source interest or dividends, unless the FFI has entered into an agreement with the IRS to report account information for any of the FFI’s U.S. accountholders. Certain entities in the Aspen Group were identified as FFIs and were registered with the IRS ahead of the commencement date. The U.S. Treasury released models for Intergovernmental FATCA Agreements (“IGAs”) with other jurisdictions that will allow FFIs in those jurisdictions to report U.S. accountholder information only to local revenue authorities rather than the IRS. The U.K. / U.S. IGA was signed in September 2012. Non-Publicly Traded Securities Holders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow us to satisfy such obligations. In the event that this withholding tax is imposed, our operating results could be materially adversely affected.
U.S. Persons may be subject to FBAR and “Specified Foreign Financial Asset” reporting requirements.
U.S. Persons holding our shares should consider their possible obligation to file FINCEN Form 114, Foreign Bank and Financial Accounts Report, with respect to their shares. Additionally, such U.S. and non-U.S. persons should consider their possible obligations to annually report certain information with respect to us with their U.S. federal income tax returns. Shareholders should consult their tax advisors with respect to these or any other reporting requirement which may apply with respect to their ownership of our shares.
The impact of Bermuda’s letter of commitment to the OECD to eliminate harmful tax practices is uncertain and could adversely affect our tax status in Bermuda.
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (“TIEAs”) with other OECD members or non-OECD members. As at December 31, 2014, Bermuda signed approximately 41 TIEAs which exceeds the requisite amount and demonstrates Bermuda’s commitment to preserve the standards. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
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
We entered into a 14,000 square foot lease in Bermuda on September 1, 2011. The term of the rental lease agreement is for ten years from September 1, 2011, with a break clause at five years and an additional five-year option commencing in September 2021.
For our U.K.-based reinsurance and insurance operations, Aspen U.K. signed an agreement on April 1, 2005 (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately 49,500 square feet covering three floors. The term of the lease commenced in November 2004 and runs for 15 years. In 2007, the building was sold to Tishman International but the terms of the lease remain unchanged. The lease is subject to five-yearly upwards-only rent reviews. In September 2014, we entered into an additional lease with Tishman International for a further 14,000 square feet in the same building. The lease will run for a 14-year term. In 2011, we entered into another lease in London for approximately 7,000 square feet which expires in March 2016. In October 2014, we sub-leased this property until expiry in March 2016. We also license office space within the Lloyd’s building in London on the basis of a renewable 24-month lease.
In 2004, we entered into a five-year lease on 6,500 square feet in Rocky Hill, Connecticut. Subsequent five-year lease renewals have increased the square footage to 34,000 square feet with a lease expiry of April 2018. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. In 2011, we leased an additional floor of 24,000 square feet in the same building for a four-year period. In 2011, we also leased a 5,000 square foot office space in Chicago, Illinois and a 6,300 square foot office space in San Francisco, California. On September 28, 2012, we entered into an 8,000 square foot lease in Boston, Massachusetts for a five-year period. In August 2013, we entered into a seven-year lease for 5,000 square feet in Houston, Texas.
We also have smaller serviced or leased office space in other U.K. and U.S. locations.
Our international offices for our subsidiaries include locations with leased office space in Paris, Zurich, Geneva, Singapore, Cologne and Dublin.
We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.

Item 3.	Legal Proceedings
Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of our business. Our subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance or reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Operating Subsidiaries.
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
Market Information
Our ordinary shares began publicly trading on December 4, 2003. The New York Stock Exchange (“NYSE”) symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth, for the periods indicated, the high and low sales prices per share of our ordinary shares as reported in composite NYSE trading and the dividends paid per ordinary share:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
Period	High	Low

2014
First Quarter	$41.38	$36.18	$0.18
Second Quarter	$47.16	$39.01	$0.20
Third Quarter	$45.98	$39.20	$0.20
Fourth Quarter	$45.00	$41.39	$0.20
2013
First Quarter	$38.76	$32.23	$0.17
Second Quarter	$39.24	$35.73	$0.18
Third Quarter	$38.83	$34.81	$0.18
Fourth Quarter	$41.43	$35.37	$0.18
Number of Holders of Ordinary Shares
As of February 13, 2015, there were 170 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual Preference Shares.
Dividends
Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our operating results and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors the Board deems relevant at the time. For information on the dividends paid per ordinary share in 2013 and 2014, see the table under “— Market Information” above.
We are a holding company and have no direct operations. Our ability to pay dividends depends on the ability of our Operating Subsidiaries and other subsidiaries to pay us dividends. The Operating Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, “Business — Regulatory Matters” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Purchases of Equity Securities by Issuer and Affiliated Purchasers
The following table provides information about purchases by the Company of the Company’s equity securities during the three months ended December 31, 2014:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2014 to October 31, 2014	1,340,049	$42.84	1,340,049	$45.8
November 1, 2014 to November 30, 2014	58,678	$43.59	58,678	$43.3
December 1, 2014 to December 31, 2014	—	—	—	$43.3
Total(1)	1,398,727	$42.87	1,398,727	$43.3
_______________

(1)
During the fourth quarter of 2014, we repurchased 1,398,727 ordinary shares in the open market at an average price of $42.87 per share for a total cost of $60.0 million. We had $43.3 million remaining under the share repurchase authorization at December 31, 2014. On February 5, 2015, the Board replaced the existing share repurchase authorization program with a new share repurchase authorization program of $500.0 million. The total share repurchase authorization, which was effective immediately through February 6, 2017, permits us to effect the repurchases of our shares from time to time through a combination of transactions, including open market purchases, privately negotiated transactions and accelerated share repurchase transactions.

Recent Sales of Unregistered Securities
None.
Securities Authorized For Issuance Under Equity Compensation Plans
See “Equity Compensation Plan Information” contained in Part III, Item 12 below.

Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of our ordinary shares compared with such return for the (i) S&P 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2009 to December 31, 2014, assuming $100 was invested on December 31, 2009. As depicted in the graph below, the cumulative total return during this period was (i) 89.7% on our ordinary shares, (ii) 103.6% for the S&P 500 Composite Stock Price Index and (iii) 107.7% for the S&P Property & Casualty Industry Group Stock Price Index.
Comparison of 5 Year Cumulative Total Return*
Among Aspen Insurance Holdings Limited, the S&P 500 Composite Stock Price Index and
the S&P 500 Property & Casualty Industry Group Stock Price Index

$250
$200
$150
$100
$50
$0
Dec-09
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
AHL
S&P 500
S&P 500 P&C Insurance Index

_______________

*	$100 invested on December 31, 2009 in stock or index, including reinvestment of dividend (fiscal year ending December 31)

	12/09	12/10	12/11	12/12	12/13	12/14
Aspen Insurance Holdings Limited	100.00	114.80	108.70	134.30	175.90	189.70
S&P 500	100.00	114.85	117.20	135.80	179.40	206.60
S&P 500 Property & Casualty Insurance	100.00	108.90	108.60	130.30	180.00	207.70
The stock price performance included in the graph above is not necessarily indicative of future stock performance.

Shareholders’ Agreement and Registration Rights Agreement
We entered into an amended and restated shareholders’ agreement dated as of September 30, 2003 (the “Shareholders’ Agreement”) with all of the shareholders who purchased their shares in our initial private placement and certain members of management. The Shareholders’ Agreement expired on its own terms on December 12, 2013, which was the tenth anniversary of the completion date of our initial public offering.
Under the Shareholders’ Agreement, if a change of control (as defined in the Shareholders’ Agreement) was approved by the Board and by investors (as defined in the Shareholders’ Agreement) holding not less than 60% of the voting power of shares held by the investors (in each case, after taking into account voting power adjustments under the bye-laws), Appleby Services (Bermuda) Ltd. (the “Names’ Trustee”) undertook to:

•	exercise respective voting rights as shareholders to approve the change of control; and

•	tender its respective shares for sale in relation to the change of control on terms no less favorable than those on which the investors sell their shares.
We also entered into an amended and restated registration rights agreement dated as of November 14, 2003 (the “Registration Rights Agreement”) with the existing shareholders prior to our initial public offering. The Registration Rights Agreement expired on its own terms on December 12, 2013, which was the tenth anniversary of the completion date of our initial public offering.
Under the Registration Rights Agreement, we may have been required to register our ordinary shares held by such parties under the Securities Act. Any such shareholder party or group of shareholders (other than directors, officers or employees of the Company) that held in the aggregate $50 million of our shares had the right to request registration for a public offering of all or a portion of its shares. In addition, if we proposed to register the sale of any of our securities under the Securities Act (other than a registration on Form S-8 or F-4), such parties holding our ordinary shares or other securities convertible into, exercisable for or exchangeable for our ordinary shares, would have the right to participate proportionately in such sale.
The Registration Rights Agreement also contained various lock-up, or hold-back, agreements preventing sales of ordinary shares just prior to and for a period following an underwritten offering. In general, we agreed in the Registration Rights Agreement to pay all fees and expenses of registration and the subsequent offerings, except the underwriting spread or pay brokerage commission incurred in connection with the sales of the ordinary shares.
Bye-Laws
The Board approved amendments to our bye-laws on March 3, 2005, February 16, 2006, February 6, 2008 and February 3, 2009, which were subsequently approved by our shareholders at our annual general meetings on May 26, 2005, May 25, 2006, April 30, 2008 and April 29, 2009, respectively. Below is a description of our bye-laws as amended.
The Board and Corporate Action.  Our bye-laws provide that the Board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. The Board is divided into three classes, designated Class I, Class II and Class III. Our Class I directors are elected to serve until the 2017 annual general meeting, our Class II directors are elected to serve until the 2015 annual general meeting and our Class III directors are elected to serve until our 2016 annual general meeting. Notwithstanding the foregoing, directors who are seventy (70) years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.
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
These voting cut-back provisions have been incorporated into the Company’s bye-laws to seek to mitigate the risk of any U.S. person that owns our ordinary shares directly or indirectly through non-U.S. entities being characterized as a 10% U.S. shareholder for purposes of the U.S. controlled foreign corporation rules. If such a direct or indirect U.S. shareholder of the Company were characterized as 10% U.S. shareholder of the Company and the Company or one of its subsidiaries were characterized as a CFC, such shareholder might have to include its pro rata share of the Company income (subject to certain exceptions) in its U.S. federal gross income, even if there have been no distributions to the U.S. shareholders by the Company.
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
Shareholder Action.  Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting shall be decided by the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under our bye-laws). Our bye-laws require that annual general meetings be called by at least twenty-one (21) days’ written notice.
The following actions shall be approved by the affirmative vote of at least 75% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): any amendment to Bye-Laws 13 (first sentence - Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the Board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect. The following actions shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): (i) a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to a third party, where any shareholder does not have the same right to receive the same consideration as all other shareholders in such transaction; or (ii) discontinuance of the Company out of Bermuda to another jurisdiction. In addition, any amendment to Bye-Law 50 (Voting) shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders (after taking into account voting power adjustments under our bye-laws).
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
Investor Options
Upon our formation in June 2002, we issued to the Names’ Trustee, as trustee of the Names’ Trust for the benefit of the unaligned members of Syndicate 2020 (the “Unaligned Members”), options to purchase 3,006,760 non-voting shares (the “Names’ Options”). All non-voting shares issued upon the exercise of the Names’ Options were automatically converted into ordinary shares at a one-to-one ratio upon issuance. The rights of the holders of the Names’ Options are governed by an option instrument dated June 21, 2002, which was amended and restated on December 2, 2003 and further amended and restated on September 30, 2005, to effect certain of the provisions described below (the “Option Instrument”). The Names’ Options could be exercised in whole or in part. All options were exercised prior to the expiry date of June 21, 2012.
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
Description of our 7.401% Perpetual Preference Shares
In November 2006, the Board authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security (the “7.401% Perpetual Preference Shares”). On March 31, 2009, we purchased 2,672,500 of our 7.401% Perpetual Preference Shares at a price of $12.50 per share. As at December 31, 2014, there were 5,327,500 7.401% Perpetual Preference Shares outstanding. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 7.401% Perpetual Preference Shares, 7.250% Perpetual Preference Shares (as defined below) and 5.95% Perpetual Preference Shares (as defined below).
Dividends on our 7.401% Perpetual Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 7.401% of the $25 liquidation preference of each 7.401% Perpetual Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year. Commencing on January 1, 2017, dividends on our 7.401% Perpetual Preference Shares will be payable, on a non-cumulative basis, when, as and if declared by the Board, at a floating annual rate equal to 3-month LIBOR plus 3.28%. This floating dividend rate will be reset quarterly. Generally, unless the full dividends for the most recently ended dividend period on all outstanding 7.401% Perpetual Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.
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

Description of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares

On April 25, 2013, the Board authorized the issuance and sale of up to $300,000,000 of our 5.95% Fixed-to-Flating Rate Perpetual Preference Non-Cumulative Shares, with a liquidation preference of $25 per security (the “5.95% Perpetual Preference Shares”). On May 2, 2013, we issued 11,000,000 5.95% Perpetual Preference Shares for an aggregate amount of $275 million. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 5.95% Perpetual Preference Shares, 7.401% Perpetual Preference Shares and 7.250% Perpetual Preference Shares.

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
The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2014, 2013, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2014, 2013, 2012, 2011 and 2010 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2014, and for each of the twelve months ended December 31, 2014, 2013 and 2012, and the report thereon of KPMG Audit Plc, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2014	2013	2012	2011	2010
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross written premiums	$2,902.7	$2,646.7	$2,583.3	$2,207.8	$2,076.8
Net premiums written	2,515.2	2,299.7	2,246.9	1,929.1	1,891.1
Net premiums earned	2,405.3	2,171.8	2,083.5	1,888.5	1,898.9
Loss and loss adjustment expenses	(1,307.5)	(1,223.7)	(1,238.5)	(1,556.0)	(1,248.7)
Amortization of deferred policy acquisition costs, general, administrative and corporate expenses	(896.9)	(790.1)	(726.3)	(631.5)	(587.1)
Net investment income	190.3	186.4	204.9	225.6	232.0
Net income/(loss)	355.8	329.3	280.4	(110.1)	312.7
Basic earnings/(loss) per share	4.92	4.29	3.51	(1.88)	3.80
Fully diluted earnings/(loss) per share	4.82	4.14	3.39	(1.88)	3.62
Basic weighted average shares outstanding (millions)	64.5	66.9	71.1	70.7	76.3
Diluted weighted average shares outstanding (millions)	65.9	69.4	73.7	70.7	80.0
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	54.4%	56.3%	59.4%	82.4%	65.8%
Expense ratio (on net premiums earned) (2)	37.3%	36.3%	34.9%	33.5%	30.9%
Combined ratio (3)	91.7%	92.6%	94.3%	115.9%	96.7%
Summary Balance Sheet Data
Total cash and investments (4,8)	$8,607.4	$8,253.4	$8,203.9	$7,624.9	$7,320.0
Premiums receivable (5)	1,058.6	1,045.5	1,141.8	985.1	905.0
Total assets	10,716.3	10,230.5	10,310.6	9,460.5	8,832.1
Loss and loss adjustment expense reserves	4,750.8	4,678.9	4,779.7	4,525.2	3,820.5
Reserves for unearned premiums	1,441.8	1,280.6	1,120.8	916.1	859.0
Loan notes issued by variable interest entities, at fair value (9)	138.6	50.0	—	—	—
Long-term debt	549.1	549.0	499.1	499.0	498.8
Total shareholders’ equity	3,419.3	3,299.6	3,488.4	3,156.0	3,241.9
Per Share Data (Based on U.S. GAAP balance sheet data):
Book value per ordinary share (6)	$46.16	$41.87	$42.12	$39.66	$40.96
Diluted book value per share (treasury stock method) (7)	$45.13	$40.90	$40.65	$38.21	$38.90
Cash dividend declared per ordinary share	$0.78	$0.71	$0.66	$0.60	$0.60
______________

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing amortization of deferred policy acquisition costs and general, administrative and corporate expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed income securities, equities, bank loans, other investments, short-term investments and catastrophe bonds.

(5)	Premiums receivable including funds withheld.

(6)
Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 70,508,013, 70,655,698, 70,753,723, 65,546,976 and 62,017,368 at December 31, 2010, 2011, 2012, 2013 and 2014, respectively.

(7)
Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2010, 2011, 2012, 2013 and 2014, divided by the number of dilutive equivalent shares outstanding of 74,172,657, 73,355,674, 73,312,340, 67,089,572 and 63,444,356 at December 31, 2010, 2011, 2012, 2013 and 2014, respectively. At December 31, 2010, 2011, 2012, 2013 and 2014, there were 3,664,644, 2,699,976, 2,558,617, 1,542,596 and 1,426,988 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options.

(8)	Including cash within consolidated variable interest entities of $176.7 million as at December 31, 2014 and $50.0 million as at December 31, 2013.

(9)
Of the total loan notes issued by our consolidated variable interest entities, at fair value, of $138.6 million as at December 31, 2014, $70.7 million were classified as long term liabilities and $67.9 million were classified as current liabilities due and payable in less than one year. For more information, refer to Note 7, “Variable Interest Entities” of our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2014, 2013 and 2012. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related Notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.
Aspen’s Year in Review
In 2014, the insurance industry, including Aspen, continued to be challenged as a result of the impact of rate reductions across many lines of business in both insurance and reinsurance and the continuing low investment returns. Furthermore, we received an unsolicited approach for an inadequate offer by Endurance Specialty Holdings Limited (“Endurance”), which we defended with the support of our shareholders and customers at a cost of $28.5 million, and which consumed a significant amount of our resources and time. We are very pleased with our overall results for 2014 which delivered a strong return on equity of 11.1% for 2014 compared to 10.6% for 2013 and a 10.3% growth in diluted book value per share. We achieved this through our continued focus on our three strategic levers - business portfolio optimization, capital efficiency and enhancing investment returns.
Business Portfolio Optimization.  We made strong progress on our business optimization initiatives in 2014. We restructured our ceded reinsurance and retrocessional arrangements in 2014 to further optimize our risk-return profile, which contributed in excess of $25.0 million to our net income.
In our insurance segment, our U.S. insurance teams continued to gain scale, with premiums from the U.S. teams growing by more than 30% over the prior year. We established a hub in Miami to assist the expansion of our presence in Latin America. While the initial focus was on the onshore energy market, we intend to roll out additional products across Latin America. Elsewhere, we also continue to target select markets where we have the expertise and creativity to help provide our clients with solutions to complex risks. There are areas where rates are under pressure but there are other areas where the rating environment is not as stressed that we have targeted such as data protection liability, credit and political risks and warranty and indemnity. As a result, gross written premium for the segment increased by 14.4%.
Our combined ratio in insurance was 96.2% in 2014 compared to 103.9% in 2013.
In our reinsurance segment, notwithstanding the influx of third party capital into the reinsurance market and rate pressures, in particular in property catastrophe, we were able to benefit both through Aspen Capital Markets and our clients who buy meaningful amounts of reinsurance and chose to concentrate their purchases with fewer, larger reinsurers, including us. Our Aspen Capital Markets team effectively leveraged Aspen Re’s underwriting expertise to continue to provide investors with access to diversified natural catastrophe risk backed by Aspen Re’s existing underwriting franchise, thereby growing our use of third party capital and alternative reinsurance structures Silverton, our sidecar, was established in 2013 to provide quota share support to Aspen Re’s global property catastrophe excess of loss reinsurance business in light of these objectives. We raised $65.0 million (of which $50.0 million was raised from third parties) in 2013 and this increased to $85.0 million (of which $70.0 million was raised from third parties) in 2014.
We also continued to focus on growth in regional areas. In particular, we targeted growth in international markets such as Asia Pacific, Middle East and Africa and Latin America. These markets have a number of opportunities which we were able to capitalize on using our regional offices. In 2014, we grew 19% in our emerging markets which accounted for approximately 19% of our reinsurance segment. We also saw an opportunity to improve the solutions being offered to mid-western and smaller U.S. clients. As a result, we advanced our U.S. regional reinsurance strategy by strengthening our underwriting team and dedicating additional resources and capital to this opportunity.
The reinsurance segment’s combined ratio was 77.6% in 2014 compared to 76.4% in 2013.
Capital Management. We continue to focus on capital management and maintain our capital at an appropriate level. In 2014, we continued our strategy to return excess capital to shareholders with the repurchase of 4,289,857 ordinary shares for a total consideration of $180.9 million, with $43.3 million remaining under our share repurchase authorization. To that end, our Board authorized a new share repurchase program of $500 million on February 5, 2015 to replace the existing authority. In addition, in the second quarter of 2014, we increased our quarterly dividend on our ordinary shares from $0.18 to $0.20 per ordinary share.

Investment Management.  Our investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators. In keeping with our strategy of improving long term investment returns and in light of the ongoing low interest rate environment, we adjusted our asset allocation by increasing our equity exposure by $240.0 million from 5.6% to 8.5% of our investment portfolio. We also sold our $25.1 million BB High Yield Bonds portfolio in May 2014 as we thought the market was expensive and could not find securities that met our portfolio criteria. We continue to maintain a 1.0% position in BB Bank Loans and a 2.5% position in BBB Emerging Market Debt. As at December 31, 2014, approximately 12.5% of our Managed Portfolio was invested in equities, BB Bank Loans and BBB Emerging Market Debt.
Financial Overview
The following overview of our 2014, 2013 and 2012 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.
Operating highlights

•	Annualized net income return on average equity of 11.1% for 2014 compared with 10.6% in 2013 and 8.5% in 2012.

•	Gross written premiums of $2,902.7 million for 2014, an increase of 9.7% compared with 2013 and 12.4% compared to 2012.

•
Combined ratio of 91.7% for 2014 , including $65.5 million, or 2.7 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, compared with 92.6% for 2013, which included $101.9 million or 4.7 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements and 94.3% for 2012, which included 10.8 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements. Excluding the impact of bid defense costs in 2014, the combined ratio is 90.5%.

•
Net favorable development on prior year loss reserves of $104.1 million, or 4.3 combined ratio points, for 2014 compared with $107.7 million, or 5.0 combined ratio points, for 2013, and $137.4 million, or 6.6 combined ratio points, for 2012.

Gross written premiums.  The changes in our segments’ gross written premiums for the twelve months ended December 31, 2014, 2013 and 2012 are as follows:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2014		2013		2012
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,172.8	3.4%	$1,133.9	(7.7)%	$1,227.9
Insurance	1,729.9	14.4%	1,512.8	11.6%	1,355.4
Total	$2,902.7	9.7%	$2,646.7	2.5%	$2,583.3
Gross written premium increased 9.7% in 2014 compared to 2013 due largely to our insurance lines which grew across all major business lines with premium reductions limited to marine, aviation and energy lines written by our U.K.-based teams. Our U.S.-based operations continued to generate significant premium growth of $187.5 million compared to $138.8 million in 2013. In our reinsurance segment, the increase in gross written premiums was across all lines of business with the exception of casualty reinsurance. The increase in property catastrophe premiums is mainly attributable to the impact of our Aspen Capital Markets division which has enabled us to increase line sizes. The increase in other property reinsurance is predominately due to growth in our pro rata business across most regions. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior-year premiums estimates and planned reductions in some casualty lines. Specialty reinsurance has maintained its level of written premium as growth in specialty marine has offset reductions in credit and surety.
Gross written premiums increased by 2.5% in 2013 compared to 2012 due to increases from our insurance lines, mainly in the U.S.. This has been partially offset by reductions across our reinsurance lines of business. The increase in gross written premium in the insurance segment was mainly attributable to our casualty, financial and professional lines and programs business in the U.S., with property and casualty also benefiting from growth in our U.K-based business. The decrease in gross written premiums in the reinsurance segment was across all lines and reflected challenging market conditions particularly in property catastrophe lines, higher commutations in casualty and specialty lines and adverse prior year premium adjustments in other property lines as well as rate pressures.

Combined ratio.  We monitor the ratio of losses and expenses to net earned premium (the “combined ratio”) as a measure of relative performance where a lower ratio represents a better result than a higher ratio. The combined ratios for our two business segments for the twelve months ended December 31, 2014, 2013 and 2012 were as follows:

	Combined Ratios for the Twelve Months Ended December 31,
Business Segment	2014	2013	2012
Reinsurance	77.6%	76.4%	85.4%
Insurance	96.2%	103.9%	99.3%
Total	91.7%	92.6%	94.3%
The combined ratio for 2014 decreased by 0.9 percentage points compared to 2013, primarily due to growth a 10.8% growth in net premiums earned, a reduction in pre-tax catastrophe losses, net of reinsurance and reinstatements of $65.5 million in 2014 compared to $101.9 million in 2013, offset by a $77.6 million increase in expenses attributable to defending the unsolicited approach for an inadequate offer by Endurance at a cost of $28.5 million, increases in staff costs and performance-related accruals.
The combined ratio for 2013 decreased by 1.7 percentage points compared to 2012 due to a reduction in pre-tax catastrophe losses, net of reinsurance and reinstatements of $101.9 million in 2013 compared to $137.4 million in 2012 partially offset by a $29.7 million reduction in prior year reserve releases and a $23.0 million increase in expenses.
In each of the years ended December 31, 2014, 2013 and 2012, we recorded a reduction in the level of reserves for prior years. In 2014, we reported net favorable development on prior year loss reserves of $104.1 million, or 4.3 combined ratio points, compared with $107.7 million, or 5.0 combined ratio points, for 2013, and $137.4 million, or 6.6 combined ratio points, for 2012.
Reserve releases decreased overall by $3.6 million in 2014 mainly due to a reduction in net reserve releases in our reinsurance segment from $122.6 million in 2013 to $99.0 million in 2014.
Reserve releases decreased by $29.7 million in 2013 due mainly to a net reserve release of $122.6 million for our reinsurance segment compared to net reserve release of $102.2 million for our reinsurance segment in 2012 and a net reserve strengthening in our insurance segment of $14.9 principally in the marine and energy liability account in the marine, aviation and energy line of business, compared to a $35.2 million reserve release in 2012.
Further information relating to the release of reserves can be found below under “— Reserves for Losses and Loss Adjustment Expenses — Prior Year Loss Reserves.”
Amortization of deferred policy acquisition costs increased in 2014 compared to 2013, and in 2013 compared to 2012, in line with premium growth in our U.S. insurance operations and due mainly to adjustments in profit-related commission accruals. General, administrative and corporate expenses have increased to $445.7 million in 2014 from $368.1 million in 2013 and $345.1 million in 2012. The increase in 2014 is due to an increase in staff costs, performance-related accruals, costs associated with the continued build out of our U.S. insurance and expenses attributable to defending the unsolicited approach for an inadequate offer by Endurance at a cost of $28.5 million.
General, administrative and corporate expense increased in 2013 compared to 2012 due to an increase in staff costs, performance-related accruals and other costs associated with the continued build out of our U.S. insurance operations.
Net investment income.  In 2014, we generated net investment income of $190.3 million, an increase of 2.1% on the prior year (2013 — $186.4 million; 2012 — $204.9 million). Notwithstanding the decline in reinvestment rates, our investment income increased slightly due to a higher investment balance compared to 2013. Lower reinvestment rates and declining book yields from fixed income securities were partially offset by $17.1 million of dividend income from our global equity securities portfolio in 2014 compared with $12.6 million in 2013. As mentioned above, we have invested in BBB Emerging Market Debt and BB Bank Loans and have increased further our investments in equities in 2014. Net investment income declined over the years from 2010 to 2013, due to the continuing decline in our reinvestment rate reflecting lower yields on investment grade fixed income securities.
Taxes.  We recognized a tax expense in 2014 of $12.1 million (2013 — $13.4 million expense; 2012 — $15.0 million credit), equivalent to a consolidated rate on income before tax of 3.3% in 2014 compared to 3.9% in 2013 and 5.1% in 2012. The effective tax rate has reduced in 2014 due to the reduction in U.K. corporate tax rate from 23% to 21% and in 2013 due to the reduction in U.K. corporate tax rate from 24% to 23%. The tax in each of the years is representative of the geographic spread of our business between taxable and non-taxable jurisdictions in such years.

Net income.  For 2014, we reported income after taxes of $355.8 million, compared to income after taxes of $329.3 million in 2013, and income after taxes of $280.4 million in 2012. The increase in net income in 2014 over 2013 was primarily due to the $42.9 million increase in underwriting income resulting from higher earned premiums and lower catastrophe losses which were partially offset by increased expenses that included a $28.5 million charge attributable to defending the unsolicited approach for an inadequate offer by Endurance. The increase in net income after tax in 2013 over 2012 was due primarily to the $39.3 million increase in underwriting income resulting from higher earned premiums, lower catastrophe losses combined with a $9.6 million increase in realized and unrealized investment gains and losses and a $29.7 million increase in fair value of derivatives compensating an $18.5 million reduction in investment income.
Other comprehensive income. Total other comprehensive income increased by $15.2 million (2013 — loss of $208.3 million), net of taxes, for the twelve months ended December 31, 2014. This is comprised of a $42.4 million gain in the net unrealized available for sale investment portfolio (2013 — $161.3 million unrealized loss) largely attributable to the impact of declining interest rates on our bond portfolios, $7.5 million reclassification of net realized gains to net income (2013 — $23.4 million reclassified realized gains), a $3.8 million unrealized loss (2013 — $Nil) on the hedged derivative contracts and an unrealized loss in foreign currency translation of $15.9 million (2013 — $24.1 million unrealized loss).
Dividends.  In April 2014, the Board approved an increase in the quarterly dividend on our ordinary shares from $0.18 per ordinary share to $0.20 per ordinary share (2013 — $0.18 quarterly dividend; 2012 — $0.17 quarterly dividend). Dividends paid on the preference shares in 2014 were $37.8 million (2013 — $35.5 million; 2012 — $31.1 million). The increase in the dividends paid in 2013 was due to the additional issuance of a series of preference shares on May 2, 2013 for $275.0 million and issue expenses of $4.4 million, offset by the redemption of the 5.625% Perpetual PIERS on May 30, 2013 for which dividends are no longer paid. The further increase in 2014 reflects a full year’s dividend on the preference shares issued in May 2013.
Shareholders’ equity and financial leverage.  Total shareholders’ equity increased by $119.7 million from $3,299.6 million as at December 31, 2013 to $3,419.3 million at December 31, 2014. The most significant movements were:

•	a $266.8 million increase in retained earnings for the period; and

•	the repurchase of 4,289,857 ordinary shares for $180.9 million through open market and other repurchases.

As at December 31, 2014, our total shareholders’ equity included preference shares with a total value as measured by their respective liquidation preferences of $568.2 million (2013 — $568.2 million) less issue costs of $12.4 million (2013 — $12.4 million).

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
Our senior notes were the only material debt issued by Aspen Holdings as of December 31, 2014 and 2013 of $549.1 million and $549.0 million, respectively. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at December 31, 2014, this ratio was 17.0% (2013 — 15.4%).
In addition to the senior debt issued by Aspen Holdings, we have also reported $150.0 million of debt issued by Silverton (2013 — $65.0 million) , of which $30.0 million is owned by Aspen Holdings (2013 — $15.0 million). For further information relating to Silverton, refer to Note 7, “Variable Interest Entities” of our consolidated financial statements.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total debt and the liquidation preference of our preference shares to total capital which was 30.8% as of December 31, 2014 (2013 — 29.6%).
Diluted book value per ordinary share at December 31, 2014 was $45.13, an increase of 10.3% compared to $40.90 at December 31, 2013.
Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses), divided by the number of ordinary shares in issue at the end of the period.

Balances as at December 31, 2014 and 2013 were:

	As at December 31, 2014	At December 31, 2013
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,419.3	$3,299.6
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	(0.5)	0.3
Net assets attributable to ordinary shareholders	$2,863.0	$2,744.1
Issued ordinary shares	62,017,368	65,546,976
Issued and potentially dilutive ordinary shares	63,448,319	67,089,572

Market Conditions, Rate Trends and Developments in 2014 and Early 2015

Overall. Towards the end of 2014 and in early 2015, we saw a trend in consolidation among our peers with announced mergers. The consolidation wave may continue in the near future, which may lead to increased competitive pressure. Insurance now represents about 60% of our total book. In our international operations, we have had meaningful growth in our Lloyd’s operation, for the Lloyd’s balance sheet is big enough for any of our customers. We continue to grow our U.S. specialty operation which is at scale for our customers and lines of business. With regards to reinsurance, we preferred an opportunistic approach whereby we reduce or expand our activities depending on market opportunity. We ally this approach with a deep understanding of our clients and their needs and the products they require.
Reinsurance. During 2014 and the January 1 renewal season, which is a significant renewal date for the industry, the reinsurance market experienced rate reductions and contraction in demands, and the continued influx of alternative capital. As a result of the oversupply of capital outpacing demand following another year of relatively benign loss activity, downward pressure on reinsurance rates continued across nearly all lines and geographies. The downward rate pressure during the January 1 renewal season varied depending on the region and class. Rates decreased 6% on average, with the most intense rate pressure occurring in property catastrophe reinsurance where rates decreased by 9% in the U.S. and 11.5% in the rest of the world. In property catastrophe, we were able to leverage our third party capital relationships through Aspen Capital Markets to manage our net exposures. We expect to continue to use Aspen Capital Markets in 2015 to fund underwriting opportunities where we can better serve our clients.
Insurance. We saw  material diversity in rate movements across our various insurance lines of business in 2014, with casualty rates tending to perform more positively than those for shorter-tail classes. Overall, we would characterize the rating environment for the year as flat both for U.S. and international operations. January 1st is not a dominant renewal date for the insurance market and, in addition, the rate dynamics differ from those in reinsurance. Sentiment continues to differ according to individual classes of business but overall it is a little less positive than at this time last year. We will continue to monitor technical pricing levels closely and redeploy capital to classes which are better rated.
Investments. As a global (re)insurance company, we are affected by the monetary policy of central banks around the world. Financial markets have also been affected by concerns over the direction of U.S. monetary policy. The Federal Reserve Board has taken a number of policy actions in recent years to spur economic activity, by keeping official interest rates at record lows and through its asset purchase programs. The Federal Reserve Board may reverse this policy and begin raising rates sometime over the next two years, at a pace which may have an impact on fixed income and equity markets. The European Central Bank (“ECB”) has also recently adopted an array of accommodative monetary policies and stimulus measures, which are intended to lessen the risk of a prolonged period of deflation and support economic recovery in the Eurozone. However, we cannot predict with certainty the effect of these programs and policies on interest rates or the impact on fixed income and equity markets.
We are exposed to interest rate risk with respect to our fixed income investments. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the yield we receive on both new cash invested and reinvestment of existing funds. In a low interest rate environment, we may be forced to reinvest proceeds from coupons and investments that have been sold, matured or paid down at lower yields, which will reduce our investment income.
Recent Developments
On February 5, 2015, the Company and its Board agreed a new share repurchase authorization program of $500.0 million. The total share repurchase authorization, which was effective immediately through February 6, 2017, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.
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
Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $197.4 million in gross written premium in 2014 (2013 — $155.8 million), or 16.8% of our reinsurance segment, of which $41.1 million was estimated (2013 — $8.1 million) and $156.3 million was reported by the cedants (2013 — $147.7 million). Excluding the impact of fixed costs such as reinsurance premiums and operating expenses, we estimate that the impact of a $1.0 million increase in our estimated gross premiums written in our property treaty pro rata business would increase net income before tax by $0.1 million for our property reinsurance segment for the year ended December 31, 2014 (2013 — $0.3 million increase).
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
We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $197.4 million (2013 — $155.8 million) in our property reinsurance treaty pro rata account as of December 31, 2014, a variation of 5% could increase or reduce net income before taxation by approximately $0.2 million (2013 — $0.8 million).
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
Reserving Approach
We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	the cost of claims reported to us but not yet paid known as case reserves (“case reserves”);

•	IBNR reserves to cover the anticipated cost of claims incurred but not reported and potential development of reported claims; and

•	the expenses associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process, known as the loss adjustment expenses (“LAE”).
Prior to the selection of the reserves to be included in our financial statements, our actuarial team employs a number of techniques to establish a range of estimates from which they consider it reasonable for management to select a ‘best estimate’ (the “actuarial range”).
Case reserves.  For reported claims, reserves are established on a case-by-case basis within the parameters of coverage provided in the insurance policy or reinsurance agreement. The method of establishing case reserves for reported claims differs among our operations. See Part 1, Item 1, “Business — Reserves” for additional information on our reserving approach for case reserves.
IBNR reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition, we do not have specific information on IBNR claims so they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by class of business within each line of business. Where appropriate, analyses may be conducted on sub-sets of a class of business. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves. IBNR reserves also cover any potential development of reported claims. Over recent years, we have begun to place greater reliance on our actual actuarial experience for our long-tail lines of business that we have written since our inception in 2002. We believe that our earliest accident years are now capable of providing us with meaningful actuarial indications. Estimates and judgments for new insurance and reinsurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2014.

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

In addition to these methodologies, our actuaries may use other approaches depending upon the characteristics of the class of business and available data.
In general terms, the IELR method is most appropriate for classes of business and/or accident years where the actual paid or reported loss experience is not yet mature enough to modify our initial expectations of the ultimate loss ratios. Typical examples would be recent accident years for classes of business in casualty reinsurance. The BF method is generally appropriate where there are few reported claims and a relatively less stable pattern of reported losses. Typical examples would be our treaty risk excess class of business in our reinsurance segment and marine hull class of business in our insurance segment. The Chain Ladder method is appropriate when there are relatively stable patterns of loss emergence and a relatively large number of reported claims. Typical examples are the U.K. commercial property and U.K. commercial liability classes of business in our international insurance business.
Reserving procedures and process.  Our actuaries calculate the IELR, BF and Chain Ladder and, if appropriate, other methods for each class of business and each accident year. They then provide a range of ultimates within which management’s best estimate is most likely to fall. This range will usually reflect a blend of the various methodologies. These methodologies involve significant subjective judgments reflecting many factors, including but not limited to, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with our underwriting, claims, legal and finance teams in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial ranges are not intended to include the minimum or maximum amount at which the claims may ultimately settle, but are designed to provide management with ranges from which it is reasonable to select a single best estimate for inclusion in our financial statements.
There are no differences between our year-end and our quarterly internal reserving procedures and processes because our actuaries perform the basic projections and analyses described above for each class of business.
Selection of reported gross reserves.  Management, through its Reserve Committees, then reviews the range of actuarial estimates, which to date it has not adjusted, and any other evidence before selecting its best estimate of reserves for each class of business. Management may select its best estimate outside the range provided by the actuaries, but to date gross reserves have been within the range of actuarial estimates. This provides the basis for the recommendation made by management to the Audit Committee and the Board regarding the reserve amounts to be recorded in the Company’s financial statements.
There are three Reserve Committees, one for each of the insurance and reinsurance segments and a “core” committee that makes final reserving recommendations. The “core” Reserving Committee currently consists of the Chief Executive Officer of Aspen Re, the Group Chief Risk Officer, the Group Head of Risk and the Group Chief Actuary, the Group Chief Financial Officer, the U.S. Insurance Chief Actuary, the Chairman of Aspen Insurance and the Chief Underwriting Officer of Aspen Re.

Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each committee.
Each class of business is reviewed in detail by management, through its Reserve Committee, at least once a year; the timing of such reviews varies throughout the year. Additionally, for all classes of business, we review the emergence of actual losses relative to expectations every fiscal quarter. If warranted from this analysis, we may accelerate the timing of our detailed actuarial reviews.
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
Estimates of IBNR are generally subject to a greater degree of uncertainty than estimates of the cost of settling claims already notified to us, where more information about the claim event is generally available. IBNR claims often may not be apparent to the insured until many years after the event giving rise to the claims has happened. Classes of business where the IBNR proportion of the total reserve is high, such as casualty insurance, will typically display greater variations between initial estimates and final outcomes because of the greater degree of difficulty of estimating these reserves.
Classes of business where claims are typically reported relatively quickly after the claim event tend to display lower levels of volatility between initial estimates and final outcomes. Reinsurance claims are subject to a longer time lag both in their reporting and in their time to final settlement. The time lag is a factor which is included in the projections to ultimate claims within the actuarial analyses and helps to explain why in general a higher proportion of the initial reinsurance reserves are represented by IBNR than for insurance reserves for business in the same class. Delays in receiving information from cedants are an expected part of normal business operations and are included within the statistical estimate of IBNR to the extent that current levels of backlog are consistent with historical data. Currently, there are no processing backlogs which would materially affect our financial statements.
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
These factors are incorporated in the recommended reserve range from which management selects its best point estimate. As at December 31, 2014, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $135.7 million in loss reserves which would represent 36.9% of income before income tax for the twelve months ended December 31, 2014. As at December 31, 2013, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $129.3 million in loss reserves which would represent 37.7% of income before income tax for the twelve months ended December 31, 2013.
There are specific areas of our selected reserves which have additional uncertainty associated with them. In property reinsurance, large catastrophe events such as the New Zealand earthquakes and the fact that Superstorm Sandy remains a relatively recent event and therefore the ultimate cost is uncertain. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the global financial crisis. Casualty reinsurance has the longest expected claims development in our business, which naturally provides the greatest area of uncertainty. There is also a potential for new areas of claims to emerge as underlying this line of business are many long-tail lines of business. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009. In each case, management believes that they have selected an appropriate best estimate based on current information and current analyses.
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
The selected best estimate of reserves is typically in excess of the mean of the actuarial reserve estimates. We believe that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature accident years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting our best estimate of future liabilities, we consider both the results of actuarial point estimates of loss reserves as well as the potential variability of these estimates as captured by a reasonable range of actuarial reserve estimates. In determining the appropriate best estimate, we review (i) the position of overall reserves within the actuarial reserve range, (ii) the result of bottom up analysis by accident year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial best estimates, such as the potential for outstanding litigation or claims practices of cedants to have an adverse impact.
Effect if Actual Results Differ From Assumptions: Given the risks and uncertainties associated with the process for estimating reserves for losses and loss expenses, management has performed an evaluation of the potential variability in loss reserves and the impact this variability may have on reported results, financial condition and liquidity. Because of the inherent uncertainties discussed above, we have developed a reserving philosophy which attempts to incorporate prudent assumptions and estimates, and we have generally experienced favorable net development on prior year reserves in the last several years. However, there is no assurance that this will occur in future periods.
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2014 is $4,400.8 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2014 of a change in two of the most critical assumptions in establishing reserves: (1) loss emergence patterns, accelerated or decelerated by three and six months; and (2) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. These scenarios consider normal levels of catastrophe events. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.

Net reserve for losses and loss expenses at December 31, 2014 — Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
($ in millions)
Six month acceleration	$4,300.6
Three month acceleration	$4,344.9
No change (selected)	$4,400.8
Three month deceleration	$4,469.1
Six month deceleration	$4,556.0

Net reserve for losses and loss expenses at December 31, 2014 — Sensitivity to expected loss ratios

Change in assumption	Reserve for losses and loss expenses
($ in millions)
10% favorable	$4,118.5
5% favorable	$4,259.6
No change (selected)	$4,400.8
5% unfavorable	$4,542.0
10% unfavorable	$4,683.1

The most significant variance in the above scenarios, 10% deterioration in expected loss ratio, would have the effect of increasing losses and loss expenses by $282.3 million.
Management believes that the reserve for losses and loss expenses are sufficient to cover expected claims incurred before the reporting date on the basis of the methodologies and judgments used to support its estimates. However, there can be no assurance that actual payments will not vary significantly from total reserves. The reserve for losses and loss expenses and the methodology of estimating such reserve are regularly reviewed and updated as new information becomes known. Any resulting adjustments are reflected in income in the period in which they become known.
Investments
We currently classify $5,998.2 million of our total cash and investments of $8,607.4 million as “available for sale” and, accordingly, they are carried at estimated fair value. We use quoted values and other data provided by internationally recognized independent pricing sources as inputs into our process for determining the fair value of our investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.
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
Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its cost or amortized cost. We review our available for sale investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the twelve months ended December 31, 2014 was $2.4 million (2013 —$Nil). For further discussion see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Results of Operations
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2014, 2013 and 2012.
Consolidated Income Statement

	Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions, except for percentages)
Revenues
Gross written premiums	$2,902.7	$2,646.7	$2,583.3
Net premiums written	2,515.2	2,299.7	2,246.9
Gross premiums earned	2,736.6	2,493.4	2,385.0
Net premiums earned	2,405.3	2,171.8	2,083.5
Net investment income	190.3	186.4	204.9
Realized and unrealized investment gains	46.3	56.9	35.4
Other income	4.5	8.2	5.6
Total Revenues	2,646.4	2,423.3	2,329.4
Expenses
Insurance losses and loss adjustment expenses	1,307.5	1,223.7	1,238.5
Amortization of deferred policy acquisition costs	451.2	422.0	381.2
General, administrative and corporate expenses	445.7	368.1	345.1
Interest on long-term debt	29.5	32.7	30.9
Change in fair value of derivatives	15.2	(1.3)	28.4
Change in fair value of loan notes issued by variable interest entities	18.6	—	—
Realized and unrealized investment losses	14.7	20.5	8.6
Net realized and unrealized exchange (gains)/losses	(5.6)	13.2	(3.4)
Other expense	1.7	1.7	4.7
Total Expenses	2,278.5	2,080.6	2,034.0
Income/(loss) from operations before income tax	367.9	342.7	295.4
Income tax (expense)	(12.1)	(13.4)	(15.0)
Net Income	$355.8	$329.3	$280.4
Ratios
Loss ratio	54.4%	56.3%	59.4%
Expense ratio	37.3%	36.3%	34.9%
Combined ratio	91.7%	92.6%	94.3%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2014, 2013 and 2012.

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2014		2013		2012
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,172.8	3.4%	$1,133.9	(7.7)%	$1,227.9
Insurance	1,729.9	14.4%	1,512.8	11.6%	1,355.4
Total	$2,902.7	9.7%	$2,646.7	2.5%	$2,583.3

Total gross written premiums increased by 9.7% in 2014 when compared to 2013 predominantly due to increases from our insurance lines, with growth from all our U.S. teams, our international property and casualty business lines and from international financial and professional lines. We have experienced more modest growth from our reinsurance lines due to challenging market conditions. Gross written premiums also included reinstatement premiums and other premiums receivable directly related to losses arising from all catastrophic events of $Nil (2013 — $7.0 million; 2012 — $23.3 million).
In 2014, premiums from our reinsurance segment increased by 3.4% reflecting growth in catastrophe and other property lines offset by planned reductions in casualty lines and challenging market conditions in some specialty lines. The increase in property catastrophe premiums in 2014 is mainly attributable to the impact of Aspen Capital Markets which has enabled us to leverage our existing franchise and underwriting expertise to increase line sizes and cede risk to third party investors. Our insurance segment’s premiums increased by 14.4% principally due to growth in all our U.S. teams, our international property and casualty business lines and from international financial and professional lines. Marine, aviation and energy lines have reduced premium written due to repositioning of certain accounts and difficult market conditions.
In 2013, premium growth was due predominantly to the continued development of our U.S. insurance platform, primarily from the new programs business and U.S. property, both of which benefited from rate increases in the year, and from our U.S. financial and professional lines. Increases in insurance premiums were also due to marine and energy liability business which achieved significant rate increases following a series of industry losses. Gross written premiums in our reinsurance segment decreased in 2013 due to higher commutations in casualty and specialty lines combined with lower reinstatements in catastrophe and increasing rate pressure.
Ceded written premiums.  Total ceded written premiums in 2014 increased by $40.5 million compared to 2013. The ceded reinsurance premiums increased slightly as a percentage of gross written premiums from 13.1% in 2013 to 13.3% in 2014. The retention ratio, defined as net written premium as a percentage of gross written premium, was basically flat from a year ago despite our growth in gross written premiums. We had expected this ratio to trend upwards throughout the year, but we retained less than we had planned due to a combination of taking advantage of lower retrocession pricing, as well as the timing on some of our contracts.
In 2013, total ceded written premiums increased by $10.6 million compared to 2012. Ceded written premiums decreased for the reinsurance segment in line with reduced gross written premiums from our catastrophe lines and changes to our reinsurance program. Ceded written premiums increased for the insurance segment as we used reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S.

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2014		2013		2012
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$48.8	(6.0)%	$51.9	(26.9)%	$71.0
Insurance	338.7	14.8%	295.1	11.2%	265.4
Total	$387.5	11.7%	$347.0	3.2%	$336.4
Net premiums earned.  Net premiums earned increased by $233.5 million, or 10.8%, in 2014 compared to 2013, consistent with the increase in gross earned premiums. Net premiums earned increased by $88.3 million, or 4.2%, in 2013 compared to 2012, consistent with the increase in gross earned premiums. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2014		2013		2012
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,088.2	1.4%	$1,073.0	(5.2)%	$1,132.4
Insurance	1,317.1	19.9%	1,098.8	15.5%	951.1
Total	$2,405.3	10.8%	$2,171.8	4.2%	$2,083.5
Losses and loss adjustment expenses.  The loss ratio for 2014 of 54.4% decreased by 1.9 percentage points compared to 2013. The reduction in loss ratio is due predominantly to fewer catastrophe losses. Losses and loss adjustment expenses have increased from $1,223.7 million in 2013 to $1,307.5 million in 2014 primarily due to increases in business written partially offset by the reduction in catastrophe losses. In 2014, net losses from major natural catastrophes were $65.5 million compared to $108.9 million in 2013.

Losses and loss adjustment expenses have reduced from $1,238.5 million in 2012 to $1,223.7 million in 2013 primarily due to the reduced level of catastrophe losses in 2013 compared to 2012 off-setting increases in business written. In 2013, net losses from major natural catastrophes were $108.9 million compared to $217.7 million of net losses from natural catastrophes associated with the U.S. weather events in 2012. Losses in 2012 included $200.6 million of net losses from Superstorm Sandy in October 2012, $17.1 million from losses associated with the severe weather in the U.S. in February and March 2012 and Hurricane Isaac in August 2012 as well as $38.2 million of losses in respect of claims arising from the sinking of the Costa Concordia cruise liner in January 2012. Further information relating to movements in prior year reserves can be found below under “Reserves for Losses and Loss Adjustment Expenses.”
Prior year reserve releases have reduced by $3.6 million from $107.7 million in 2013 to $104.1 million in 2014. Reserve releases for the reinsurance segment have reduced by $23.6 million due to lower releases from casualty and catastrophe lines. The insurance segment had reserve releases of $5.1 million compared to $14.9 million of strengthening in 2013.
Prior year reserve releases in our reinsurance segment increased by $20.4 million in 2013 due to better than expected development from casualty and specialty lines in addition to small releases from property lines. The insurance segment had a $14.9 million reserve strengthening in 2013 after significant deterioration in our marine, aviation and energy line of business, mainly in our marine and energy liability account partially off-set by releases across other lines, compared to $35.2 million reserve release in 2012 from most lines, but especially from property, casualty and financial and professional lines. Further information relating to movements in prior year reserves can be found below under “Reserves for Losses and Loss Adjustment Expenses.”
We have presented loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. We have defined major 2014 catastrophe losses as losses associated with winter storms in the U.S., snowstorms in Japan and flooding in the U.K. which occurred in the first and second quarter of 2014, North American and European storms in the third quarter of 2014 and North American, Asian and Australian storms in the fourth quarter of 2014. We have defined major 2013 catastrophe losses as losses associated with floods in Central Europe, Canada and India, as well as tornadoes and hailstorms in the U.S. in the second quarter of 2013, hailstorms in Germany and floods in Canada and Mexico in the third quarter of 2013, and storms and associated flooding in Europe, India and the Philippines in the fourth quarter of 2013. We have defined 2012 catastrophe losses as losses associated with the severe weather conditions in the U.S. in February and March 2012, Hurricane Isaac in August 2012 and Superstorm Sandy in October 2012.
The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Twelve Months Ended December 31, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	45.7%	(3.9)%	41.8%
Insurance	61.5%	(1.7)%	59.8%
Total	54.4%	(2.7)%	51.7%

For the Twelve Months Ended December 31, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.9%	(8.5)%	36.4%
Insurance	67.5%	(1.4)%	66.1%
Total	56.3%	(4.8)%	51.5%

For the Twelve Months Ended December 31, 2012	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	56.1%	(13.7)%	42.4%
Insurance	63.4%	(6.0)%	57.4%
Total	59.4%	(10.1)%	49.3%
Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below presents the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2014, 2013 and 2012. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	For the Twelve Months Ended December 31, 2014
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.6%	15.7%	16.5%
General and administrative expense ratio(1)	12.9	12.9	16.3
Gross expense ratio	30.5	28.6	32.8
Effect of reinsurance	1.4	6.1	4.5
Total net expense ratio	31.9%	34.7%	37.3%

	For the Twelve Months Ended December 31, 2013
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.4%	15.7%	16.9%
General and administrative expense ratio(1)	11.6	13.6	14.8
Gross expense ratio	30.0	29.3	31.7
Effect of reinsurance	1.5	7.1	4.6
Total net expense ratio	31.5%	36.4%	36.3%

	For the Twelve Months Ended December 31, 2012
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.2%	14.7%	16.0%
General and administrative expense ratio(1)	10.3	14.3	14.5
Gross expense ratio	27.5	29.0	30.5
Effect of reinsurance	1.8	6.9	4.4
Total net expense ratio	29.3%	35.9%	34.9%

____________________

(1)
The total group general and administrative expense ratio includes corporate expenses. In 2014, corporate expenses included $28.5 million of costs associated with the unsolicited approach from Endurance.

Policy acquisition expenses have increased by $29.2 million in 2014 due primarily to growth in written premiums. The growth in commissions payable did not result in an increase in the policy acquisition expense ratio, gross of the effect of reinsurance, which has fallen to 16.5% in 2014 from 16.9% in 2013 due to lower profit commission accruals in 2014. The total policy acquisition expense ratio, gross of the effect of reinsurance, increased to 16.9% in 2013 from 16.0% in 2012 due to increased profit commission accruals and changes in the mix of business written across both segments where we have written a greater proportion of business with higher average commission rates.
General, administrative and corporate expenses increased by $77.6 million in 2014 compared to 2013 due to $28.5 million in non-recurring corporate expenses associated with the cost of defending the unsolicited approach for an inadequate offer by Endurance, increases in headcount associated with growth in our business and higher performance-related accruals. General, administrative and corporate expenses increased by $23.0 million from $345.1 million in 2012 to $368.1 million in 2013 which is attributable to increases in staff, premises and other costs associated mainly with growth in our insurance business.
Investment gains. Realized and unrealized investment gains for the twelve months ended December 31, 2014 were $31.6 million (2013 — $36.4 million; 2012 — $26.8 million) comprising the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$10.3	$18.2	$7.6
Fixed income securities — gross realized (losses)	(5.9)	(7.4)	(0.4)
Equity securities — gross realized gains	12.9	18.0	4.3
Equity securities — gross realized (losses)	(0.8)	(0.3)	(4.9)
Total other-than-temporary impairments	(2.4)	—	(3.0)
Trading:
Fixed income securities — gross realized gains	7.3	9.5	9.8
Fixed income securities — gross realized (losses)	(2.5)	(2.9)	(0.3)
Equity securities — gross realized gains	7.8	2.1	—
Equity securities — gross realized (losses)	(3.1)	(0.6)	—
Catastrophe bonds — gross realized gains	0.4	—	—
Net change in gross unrealized gains	7.6	6.1	10.5
Gross realized and unrealized gains in other investments	—	3.0	3.2
Other realized losses	—	(9.3)	—
Total net realized and unrealized investment gains recorded in the statement of operations	$31.6	$36.4	$26.8
Net investment income.  In 2014, we generated net investment income of $190.3 million, an increase of 2.1% on the prior year (2013 — $186.4 million, 2012 — $204.9 million). This included $17.1 million in dividends from our equity investments (2013 — $12.6 million; 2012 — $6.2 million). The increase was due to a higher investment balance compared to 2013. The decrease in investment income in 2013 was due to the continuing decline in the reinvestment rate over the twelve-month period from 2012, which reflected lower yields on investment grade fixed income securities.
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
As at December 31, 2014, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate nominal value of $403.4 million (2013— $281.9 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2014, the impact of foreign exchange contracts on net income was a charge of $8.0 million (December 31, 2013 — charge of $1.3 million).
As at December 31, 2014, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate value of $135.8 million (2013— $Nil). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2014, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $3.8 million (December 31, 2013 — $Nil) and the impact of foreign exchange contracts on net income representing the expired contracts was a charge of $3.8 million (December 31, 2013 — charge of $Nil).
Interest rate swaps.  As at December 31, 2014, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $951.3 million (2013 — $1.0 billion) due to mature between November 26, 2015 and November 9, 2020. The interest rate swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. In 2014, we decided to let our interest rate swap program roll off and not renew maturing positions. We took this decision after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. As at December 31, 2014, there was a loss in respect of the interest rate swaps of $7.2 million (2013 — $2.6 million gain; 2012 — $23.0 million loss).
During 2014, $48.7 million in notional amount of our interest rate swaps terminated and were not renewed. In 2013, $38.9 million in notional amount of our interest rate swaps terminated, and as a result of which we entered into $38.9 million notional 5-year interest rate swaps with termination dates in 2018. As at December 31, 2014, cash collateral with a fair value of $22.3 million was transferred to our counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million). As at December 31, 2014, no non-cash collateral was transferred to us by our counterparties (December 31, 2013 — $Nil). In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within derivatives at fair value, while transfers in respect of non-cash collateral are disclosed but not recorded. No amount was recorded in our balance sheet as at December 31, 2014 (2013 — $Nil) for the pledged assets. Changes in the estimated fair value of derivatives are included in the statement of operations.
Gross realized and unrealized gains in other investments.  These represent the share of earnings from our investments in Cartesian Iris Offshore Fund L.P. (“Cartesian”) and Chaspark Maritime Holdings Limited (“Chaspark”).
Other income/(expenses). These are primarily due to movements in the value of deposit accounted and funds withheld contracts.
Interest on long-term debt. Interest on long-term debt is the interest due on our Senior Notes, with the increase in the twelve months ended December 31, 2013 being due to our issuance of the 2023 Senior Notes in November 2013 after redeeming our $250.0 million 6.00% Senior Notes, which were due to expire in 2014.
Income before tax. In the twelve months ended December 31, 2014, income before tax was $367.9 million (2013 — $342.7 million; 2012 — $295.4 million), comprising the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Underwriting income	$294.7	$209.2	$171.7
Corporate expenses	(93.8)	(51.2)	(53.0)
Other income	2.8	6.5	0.9
Net investment income	190.3	186.4	204.9
Change in fair value of derivatives	(15.2)	1.3	(28.4)
Change in fair value of loan notes issued by variable interest entities	(18.6)	—	—
Realized and unrealized investment gains	46.3	56.9	35.4
Realized and unrealized investment (losses)	(14.7)	(20.5)	(8.6)
Net realized and unrealized foreign exchange gains/(losses)	5.6	(13.2)	3.4
Interest expense	(29.5)	(32.7)	(30.9)
Income before tax	$367.9	$342.7	$295.4
The increase in underwriting income in 2014 compared to 2013 and the increase in 2013 compared to 2012 was due to premium growth and improved loss experience.

The increase in corporate expenses in 2014 is mostly due to $28.5 million in non-recurring corporate expenses associated with the cost of defending the unsolicited approach for an inadequate offer by Endurance, increases in staff costs and performance-related accruals.
The increase in the change in fair value of derivatives in 2014 compared to the equivalent periods in 2013 and 2012 is largely attributable to the interest rate swaps which had a realized loss of $7.2 million in 2014 compared to a realized gain of $2.6 million in 2013 and a realized loss of $23.0 million in 2012.
The change in fair value of loan notes issued by variable interest entities represents the proportion of profit or loss generated by Silverton attributable to third party investors.
Income tax expense.  There was an income tax expense for the twelve months ended December 31, 2014 of $12.1 million compared to $13.4 million in the equivalent period of 2013 and an income tax expense of $15.0 million in the comparative period of 2012. The effective tax rate for the twelve months ended December 31, 2014 was 3.3% (2013 — 3.9%; 2012 — 5.1%) and is representative of the geographic spread of our business between taxable and non-taxable jurisdictions.
Net income after tax.   In 2014, we had net income of $355.8 million, equivalent to $4.92 basic earnings per ordinary share and fully diluted earnings per ordinary share of $4.82 based on the weighted average number of shares in issue during the period. In 2013, we had net income of $329.3 million, equivalent to $4.29 basic earnings per ordinary share adjusted for the $35.5 million preference share dividends and the $7.1 million difference between the capital raised upon issuance of the 5.625% Perpetual PIERS and the final redemption of the 5.625% Perpetual PIERS. Fully diluted earnings per ordinary share were $4.14 for the twelve months ended December 31, 2013. In 2012, we had net income of $280.4 million, equivalent to fully diluted earnings per ordinary share of $3.39, based on the weighted average number of shares in issue during the period.
Underwriting Results by Operating Segments
We are organized into two business segments: reinsurance and insurance. In addition to the way we manage our business, we have considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds in determining our reportable segments.
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
Non-underwriting disclosures.  We provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of loan notes issued by variable interest entities, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the underwriting segments. Corporate expenses are not allocated to our operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our segment operations.

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments for the twelve months ended December 31, 2014, 2013 and 2012.

	Twelve Months Ended December 31, 2014
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,172.8	$1,729.9	$2,902.7
Net written premiums	1,124.0	1,391.2	2,515.2
Gross earned premiums	1,137.6	1,599.0	2,736.6
Net earned premiums	1,088.2	1,317.1	2,405.3
Underwriting Expenses
Losses and loss expenses	497.8	809.7	1,307.5
Amortization of deferred policy acquisition costs	200.0	251.2	451.2
General and administrative expenses	146.4	205.5	351.9
Underwriting income	$244.0	$50.7	294.7
Corporate expenses			(93.8)
Net investment income			190.3
Realized and unrealized investment gains			46.3
Realized and unrealized investment (losses)			(14.7)
Change in fair value of loan notes issued by variable interest entities			(18.6)
Change in fair value of derivatives			(15.2)
Interest on long-term debt			(29.5)
Net realized and unrealized foreign exchange gains			5.6
Other income			4.5
Other expenses			(1.7)
Income before income tax			367.9
Income tax expense			(12.1)
Net income			$355.8

Net reserves for loss and loss adjustment expenses	$2,493.3	$1,907.5	$4,400.8

Ratios
Loss ratio	45.7%	61.5%	54.4%
Policy acquisition expense ratio	18.4	19.1	18.8
General and administrative expense ratio(1)	13.5	15.6	18.5
Expense ratio	31.9	34.7	37.3
Combined ratio	77.6%	96.2%	91.7%
 _______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,133.9	$1,512.8	$2,646.7
Net written premiums	1,082.0	1,217.7	2,299.7
Gross earned premiums	1,126.6	1,366.8	2,493.4
Net earned premiums	1,073.0	1,098.8	2,171.8
Underwriting Expenses
Losses and loss expenses	481.7	742.0	1,223.7
Amortization of deferred policy acquisition costs	207.2	214.8	422.0
General and administrative expenses	131.0	185.9	316.9
Underwriting income/(loss)	$253.1	$(43.9)	209.2
Corporate expenses			(51.2)
Net investment income			186.4
Realized and unrealized investment gains			56.9
Realized and unrealized investment (losses)			(20.5)
Change in fair value of derivatives			1.3
Interest on long-term debt			(32.7)
Net realized and unrealized foreign exchange (losses)			(13.2)
Other income			8.2
Other expenses			(1.7)
Income before income tax			342.7
Income tax expense			(13.4)
Net income			$329.3

Net reserves for loss and loss adjustment expenses	$2,646.8	$1,699.4	$4,346.2

Ratios
Loss ratio	44.9%	67.5%	56.3%
Policy acquisition expense ratio	19.3	19.5	19.4
General and administrative expense ratio(1)	12.2	16.9	16.9
Expense ratio	31.5	36.4	36.3
Combined ratio	76.4%	103.9%	92.6%
 _______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,227.9	$1,355.4	$2,583.3
Net written premiums	1,156.9	1,090.0	2,246.9
Gross earned premiums	1,208.0	1,177.0	2,385.0
Net earned premiums	1,132.4	951.1	2,083.5
Underwriting Expenses
Losses and loss expenses	635.3	603.2	1,238.5
Amortization of deferred policy acquisition costs	207.8	173.4	381.2
General and administrative expenses	123.9	168.2	292.1
Underwriting income	$165.4	$6.3	171.7
Corporate expenses			(53.0)
Net investment income			204.9
Realized and unrealized investment gains			35.4
Realized and unrealized investment (losses)			(8.6)
Change in fair value of derivatives			(28.4)
Interest on long-term debt			(30.9)
Net realized and unrealized foreign exchange gains			3.4
Other income			5.6
Other expenses			(4.7)
Income before income tax			295.4
Income tax expense			(15.0)
Net income			$280.4

Net reserves for loss and loss adjustment expenses	$2,811.3	$1,469.4	$4,280.7

Ratios
Loss ratio	56.1%	63.4%	59.4%
Policy acquisition expense ratio	18.4	18.2	18.3
General and administrative expense ratio(1)	10.9	17.7	16.6
Expense ratio	29.3	35.9	34.9
Combined ratio	85.4%	99.3%	94.3%
______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

Reinsurance
Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2014, 2013 and 2012, and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2014		2013		2012
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property catastrophe reinsurance	$301.5	10.3%	$273.3	(12.2)%	$311.3
Other property reinsurance	343.0	13.3%	302.8	(3.4)%	313.4
Casualty reinsurance	281.9	(9.7)%	312.3	(7.5)%	337.5
Specialty reinsurance	246.4	0.4%	245.5	(7.6)%	265.7
Total	$1,172.8	3.4%	$1,133.9	(7.7)%	$1,227.9
The increase in gross written premiums for the twelve months ended December 31, 2014 compared to the equivalent period in 2013 was across all lines of business with the exception of casualty reinsurance. The increase in property catastrophe premiums is mainly attributable to the impact of our Aspen Capital Markets division which has enabled us to leverage our existing franchise and underwriting expertise to increase line sizes. The increase in other property reinsurance is predominantly due to growth in our pro rata business across most regions. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior year premium estimates and planned reductions in some casualty lines in line with the challenging market conditions. Specialty reinsurance has maintained its level of written premium as growth in specialty marine has offset reductions in credit & surety.
The decrease in gross written premiums for the twelve months ended December 31, 2013 compared to the equivalent period in 2012 affected all lines and arose from higher commutations in casualty and specialty lines, adverse prior year premium adjustments in other property lines as well as rate pressure on catastrophe-exposed accounts and adverse exchange rate movements. There were $6.8 million of reinstatement premiums in 2013 associated with the German hailstorms, Central European and Canadian floods while in 2012, we recognized $22.5 million of reinstatement premiums associated with the U.S. storms.
Reinsurance ceded.   Total reinsurance ceded in 2014 was $48.8 million, a reduction of $3.1 million from 2013. The reduction is due to favorable rates in our retrocession purchasing. Total reinsurance ceded in 2013 was $51.9 million, a reduction of $19.1 million from 2012 and in line with decreases in gross written premiums in 2013 compared to 2012.
Net premiums earned.  Net premiums earned have increased by $15.2 million, or 1.4%, in 2014 compared to 2013 due to the growth in gross written premiums and the reduction in ceded costs. Net premiums earned decreased by $59.4 million, or 5.2%, in 2013 compared to 2012.
Losses and loss adjustment expenses. The loss ratio in 2014 of 45.7% increased marginally compared to 44.9% in 2013. The increase in the loss ratio is mainly due to higher attritional losses combined with a $23.6 million reduction in prior year reserve releases partially offset by a $50.6 million reduction in catastrophe losses. In 2014, our reinsurance segment experienced $42.9 million of catastrophe losses associated with North American weather-related events and Australian, European and Asian storms. In 2013, our reinsurance segment experienced $93.5 million of losses associated with floods in Central Europe, Canada and India, as well as tornadoes and hailstorms in the U.S. in the second quarter of 2013, hailstorms in Germany and floods in Canada and Mexico in the third quarter of 2013, and storms and associated flooding in Europe, India and the Philippines in the fourth quarter of 2013.
The $23.6 million decrease in prior year reserve releases from $122.6 million in the twelve months ended December 31, 2013 to $99.0 million in the current period was predominantly due to a reduction in reserve releases from catastrophe and casualty lines. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Adjustment Expenses.”
The loss ratio in 2013 was 44.9% compared to 56.1% in 2012. The decrease in the loss ratio was primarily attributable to the reduced level of catastrophe losses from $166.5 million in 2012 to $93.5 million in 2013. Catastrophe losses in 2012 were from severe weather conditions in the U.S. in February and March 2012, Hurricane Isaac in August 2012 and Superstorm Sandy in October 2012. There was also a $20.4 million increase in prior year reserve releases from $102.2 million in the twelve months ended December 31, 2012 compared to $122.6 million in 2013.
Policy acquisition, general and administrative expenses.   Amortization of deferred policy acquisition costs were $200.0 million for the twelve months ended December 31, 2014 equivalent to 18.4% of net premiums earned (2013 — $207.2 million or 19.3% of net premiums earned; 2012 — $207.8 million or 18.4% of net premiums earned). The policy acquisition expense ratio in 2013 was higher due to increases in profit commission accruals and a change in the business mix towards property pro rata lines, which have higher average commission rates. Our general and administrative expense ratio of 13.5% in 2014 increased from 12.2% in 2013 due predominantly to an increase in performance-related accruals. Our general and administrative expense ratio was 12.2% in 2013 an increase from 10.9% in 2012 due to a $59.4 million reduction in net earned premium and a $7.1 million increase in overall expenses associated with increased staff costs.

Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance, and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2014, 2013 and 2012 and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2014		2013		2012
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property and casualty insurance	$801.0	22.5%	$654.1	18.3%	$552.9
Marine, aviation and energy insurance	519.3	(0.8)%	523.4	(1.4)%	530.9
Financial and professional lines insurance	409.6	22.2%	335.3	23.5%	271.6
Total	$1,729.9	14.4%	$1,512.8	11.6%	$1,355.4
The increase in gross written premium is mainly due to continued higher contribution from all our U.S. teams, our international property and casualty team and our international financial and professional lines. Marine, aviation and energy lines have reduced premium written due to the repositioning of certain accounts and difficult market conditions in certain accounts.
Overall, premiums increased by 14.4% or $217.1 million in 2014 compared to 2013 and 11.6% in 2013 compared to 2012. The increase in gross written premium was across all business lines with premium reductions limited to aviation and marine and energy liability lines written by our U.K.-based teams. Our U.S.-based operations continued to generate significant premium growth of $187.5 million compared to $138.8 million 2013. The reduction in premiums from our marine, aviation and energy lines is due to the repositioning of the marine and energy liability business and conditions in the aviation market. Gross written premiums from our financial and professional lines have increased due to growth in business written by our U.S.- based surety management and professional liability teams.
Ceded reinsurance.  Total ceded reinsurance for 2014 was $338.7 million, an increase of $43.6 million from 2013 and in line with increases in gross written premiums in 2014 compared to 2013. We have taken steps to retain more risk within the Group but we continue to seek to use reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S. Ceded reinsurance for 2013 was $295.1 million, an increase of $29.7 million from 2012 which is in line with increases in gross written premiums in 2013 compared to 2012.
Net premiums earned.  Net earned premiums have increased by $218.3 million, or 19.9%, in 2014 compared to 2013 due to the written premium growth in prior years earning in 2014. Net premiums earned increased by $147.7 million, or 15.5%, in 2013 compared to 2012 which is consistent with the increase in gross earned premiums and the increase in the cost of our reinsurance purchased in 2013.
Losses and loss adjustment expenses.  The loss ratio for 2014 was 61.5% compared to 67.5% in 2013. The decrease in the loss ratio in 2014 is due to lower current year losses in addition to a $5.1 million prior year reserve release compared to a $14.9 million reserve strengthening in 2013. In 2014, we recognized $22.6 million of catastrophe losses associated with U.S. and U.K storms while in 2013, we recognized $15.4 million of catastrophe losses related to the tornadoes and hailstorms in the U.S. in addition to a higher frequency of medium-sized losses of $40.0 million principally in our marine and energy liability account and our casualty line of business. The reserve releases in 2014 were mainly from our property and casualty lines of business.
The loss ratio for 2013 was 67.5% compared to 63.4% for 2012. In 2012, we recognized $24.8 million of losses in respect of claims arising from the sinking of the Costa Concordia in January 2012 and $51.2 million of losses from Superstorm Sandy and U.S. tornadoes. The deterioration in the loss ratio included a $14.9 million reserve strengthening in 2013 compared to a $35.2 million reserve release in 2012. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses.  Amortization of deferred policy acquisition costs were $251.2 million in 2014, equivalent to 19.1% of net premiums earned (2013 — $214.8 million or 19.5% of net premiums earned; 2012 — $173.4 million or 18.2% of net earned premium). The decrease in the acquisition expense ratio is due to changes in business mix and increased commissions on ceded reinsurance cessions. The increase in 2013 compared with 2012 was due to an increase in profit commission accruals and changes in business mix where we have written a greater proportion with higher average commission rates.
Our general and administrative expenses increased by $19.6 million to $205.5 million in 2014 from $185.9 million in 2013 due to growth in our U.S. business, increased U.S. dollar to Sterling exchange rates and higher performance-related accruals. The expense ratio decreased in the period as the increase in expenses was less significant than the increase in net earned premiums. General and administrative expenses of $185.9 million in 2013 increased from $168.2 million in 2012 mainly associated with increases in premises costs related to the expansion of our U.S. and U.K. insurance operations.

Balance Sheet
Total cash and investments
At December 31, 2014 and December 31, 2013, total cash and investments, including accrued interest receivable, were $8.6 billion and $8.3 billion, respectively. We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2014, our investments consisted of a diversified portfolio of fixed income securities, global equities, catastrophe bonds and money market funds. In keeping with our strategy of improving long term investment returns and in light of the ongoing low interest rate environment, we adjusted our asset allocation by increasing our equity exposure by $240.0 million from 5.6% to 8.5% of our investment portfolio. We also sold our $25.1 million BB High Yield Bonds portfolio in May 2014 since we thought the market was expensive and could not find securities that met our portfolio criteria. We continue to maintain a 1.0% position in BB Bank Loans and a 2.5% position in BBB Emerging Market Debt. As at December 31, 2014, approximately 12.5% of our Managed Portfolio was invested in equities, BB Bank Loans and BBB Emerging Market Debt. We continue to evaluate investment opportunities that will help us generate increased returns, while remaining within our risk tolerances.
Book yield as at December 31, 2014 on the fixed income portfolio was 2.65%, a decrease of 9 basis points from 2.74% as at December 31, 2013, as a result of the continuing low interest rate environment. The average duration of the fixed income portfolio was 3.50 years as at December 31, 2014, (2013 — 3.50 years) excluding the impact of interest rate swaps, or 3.29 years (2013 — 3.17 years) including the impact of interest rate swaps. As at December 31, 2014, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio being rated “A” or higher. As at December 31, 2013, the average credit quality of our fixed income portfolio was “AA-,” with 88.5% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
In 2012, we did not make any material changes to our fixed income sector positions, however, in October 2012 we amended the portfolio guidelines to allow investment in U.S. Dollar BB Bank Loans of the BB High Yield portfolio. During 2013, we increased our allocation to equities by $200.0 million, allocated up to $200.0 million to BB-rated securities and funded a $200.0 million BBB Emerging Market Debt portfolio which is reported below in corporate and foreign government securities. In 2014, we sold our BB High Yield Bonds portfolio for net proceeds of $25.1 million and increased our investments in equities by $240.0 million. As of December 31, 2014, we had invested $85.1 million in a BB Bank Loans trading portfolio.
We decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. As at December 31, 2014, our interest rate swaps program was a notional $951.3 million (2013 — $1.0 billion) and during 2014, a notional amount of $48.7 million rolled off. For further discussion on interest rate swaps, see Note 10 of our consolidated financial statements, “Derivative Contracts.”
Unrealized gains in the available for sale investment portfolio, net of taxes, including equity securities, at December 31, 2014 were $165.4 million, an increase of $34.9 million from December 31, 2013.
As at December 31, 2014, we had investments in two entities classified as other investments: Chaspark and Silverton. For further information regarding these investments, see Note 6 of our consolidated financial statements, “Investments.”

The composition of our cash and investments is summarized below:

	As at December 31, 2014		At December 31, 2013
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed Income Securities — Available for Sale
U.S. government	$1,094.4	12.6%	$1,020.4	12.4%
U.S. agency	197.4	2.3	269.1	3.3
Municipal	31.5	0.4	32.8	0.4
Corporate	2,319.4	26.9	2,069.4	25.1
Non-U.S. government-backed corporate	78.0	0.9	84.6	1.0
Foreign government	665.7	7.7	778.9	9.3
Asset-backed	143.5	1.7	122.3	1.5
Non-agency commercial mortgage-backed	44.8	0.5	62.6	0.8
Agency mortgage-backed	1,055.3	12.3	1,129.0	13.6
Total Fixed Income Securities — Available for Sale	$5,630.0	65.3%	$5,569.1	67.4%
Fixed Income Securities — Trading
U.S. government	—	—%	22.0	0.3%
U.S. agency	0.2	—	0.2	—
Municipal	1.1	—	1.1	—
Corporate	529.8	6.2	474.8	5.8
Foreign government	140.1	1.6	136.2	1.7
Asset-backed	14.7	0.2	12.8	0.2
Bank loans	85.1	1.0	69.1	0.8
Total Fixed Income Securities — Trading	$771.0	9.0%	$716.2	8.8%
Total other investments	8.7	0.1	48.0	0.6
Total catastrophe bonds — trading	34.8	0.4	5.8	0.1
Total equity securities — available for sale	109.9	1.3	149.5	1.8
Total equity securities — trading	616.0	7.2	310.9	3.8
Total short-term investments — available for sale	258.3	3.0	160.3	1.9
Total short-term investments — trading	0.2	—	—	—
Total cash and cash equivalents	1,178.5	13.7	1,293.6	15.6
Total Cash and Investments	$8,607.4	100.0%	$8,253.4	100.0%

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors. The following table summarizes the fair value of our mortgage-backed securities by rating and class at December 31, 2014:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,055.3	$1,055.3
Non-agency commercial	20.2	24.6	44.8
Total mortgage-backed securities	$20.2	$1,079.9	$1,100.1
Sub-prime securities. We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.
Equity securities. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. In March 2011, we initiated an investment into a high quality global equity income strategy. In January 2013, we increased the investment in our equity trading portfolio by an additional $200.0 million. In 2014, we increased our investment in equities by a total of $240.0 million of which $80.0 million was in our global equity strategy and $160.0 million was in a minimum volatility equity portfolio. Our overall portfolio strategy remains focused on high quality fixed income investments. The total investment return from the available for sale and trading equity portfolios are as follows:

	For the Twelve Months Ended
Available for Sale Equity Portfolio	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Dividend income	$4.1	$5.6	$6.2
Realized investment gains/(losses)	10.9	17.7	(0.6)
Change in net unrealized gains, gross of tax	(6.0)	11.2	16.4
Realized foreign exchange (losses)	(0.5)	(1.3)	(1.8)
Net unrealized foreign exchange (losses)/gains	(4.0)	1.4	3.3
Total investment return from the available for sale equity portfolio	$4.5	$34.6	$23.5

	For the Twelve Months Ended
Trading Equity Portfolio	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Dividend income	$13.0	$7.0	$—
Realized investment gains	5.4	1.5	—
Change in net unrealized gains, gross of tax	28.1	26.5	—
Realized foreign exchange (losses)	(0.7)	(0.3)	—
Net unrealized foreign exchange (losses)/gains	(26.5)	2.8	—
Total investment return from the trading equity portfolio	$19.3	$37.5	$—

We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. In August 2010, we amended our investment guidelines to prohibit purchases of sovereign or guaranteed debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”). We also prohibited purchases of peripheral European bank issuers. In November 2010, we amended our investment guidelines to prohibit purchases of corporate bonds issued by companies domiciled in any of the GIIPS countries. In May 2011, we amended our investment guidelines to prohibit purchases of European and U.K. corporate financial issuers including covered bonds. We also added Belgium to our list of prohibited sovereign investments. In May 2014, we amended our restrictions on purchases of bonds issued by U.K. and non-peripheral European corporate financial issuers to allow the purchase of those issued by select issuers. We do not actively hedge any of our European exposures.
As at December 31, 2014, we had $1,144.1 million, or 13.3% of our aggregate investment portfolio, invested in European issuers, including the U.K. (2013 — $1,071.2 million, or 12.9%). Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of GIIPS, and de minimis holdings of Spanish corporate bonds.
The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at December 31, 2014. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at December 31, 2014 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$15.5	$—	$—	$—	$—	$15.5	1.4%
Belgium	—	—	21.6	—	—	13.7	35.3	3.1
Denmark	2.6	—	—	—	—	6.8	9.4	0.8
Finland	4.1	15.9	—	—	—	7.7	27.7	2.4
France	—	37.8	29.2	2.2	—	39.9	109.1	9.5
Germany	55.3	20.3	60.6	2.2	—	13.0	151.4	13.3
Ireland	—	—	—	—	—	0.3	0.3	—
Latvia	—	—	—	1.7	—	—	1.7	0.1
Lithuania	—	—	—	3.1	—	—	3.1	0.3
Luxembourg	—	—	—	0.3	1.0	—	1.3	0.1
Netherlands	—	58.3	10.2	1.1	1.5	—	71.1	6.2
Norway	6.0	17.4	—	—	—	—	23.4	2.0
Poland	—	—	2.5	—	—	—	2.5	0.2
Spain	—	—	—	1.5	—	—	1.5	0.1
Sweden	3.0	16.7	—	1.0	—	23.6	44.3	3.9
Switzerland	10.1	43.2	45.4	7.7	—	77.2	183.6	16.0
United Kingdom	29.8	213.2	74.7	37.0	4.2	104.0	462.9	40.6
Total European Exposures	$110.9	$438.3	$244.2	$57.8	$6.7	$286.2	$1,144.1	100.0%

	As at December 31, 2014 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain
	($ in millions except percentages)
Austria	$6.5	$—	$9.0	$—	$—	$—	$—	$—	$—	$—	$15.5	$0.3
Belgium	—	—	—	—	—	—	21.6	—	13.7	—	35.3	4.8
Denmark	—	—	—	—	2.6	—	—	—	6.8	—	9.4	0.4
Finland	11.2	—	—	—	8.8	—	—	—	7.7	—	27.7	2.5
France	3.4	—	8.6	24.0	—	13.3	19.9	—	39.9	—	109.1	5.7
Germany	9.4	—	34.8	10.2	19.0	—	65.0	—	13.0	—	151.4	4.7
Ireland	—	—	—	—	—	—	—	—	0.3	—	0.3	—
Latvia	1.7	—	—	—	—	—	—	—	—	—	1.7	0.1
Lithuania	3.1	—	—	—	—	—	—	—	—	—	3.1	0.2
Luxembourg	—	—	—	—	—	—	0.3	—	—	1.0	1.3	—
Netherlands	8.3	—	—	28.0	—	2.8	30.5	—	—	1.5	71.1	1.3
Norway	—	—	—	23.4	—	—	—	—	—	—	23.4	0.9
Poland	2.5	—	—	—	—	—	—	—	—	—	2.5	0.1
Spain	—	—	—	—	—	—	1.5	—	—	—	1.5	—
Sweden	—	—	—	7.9	3.0	9.8	—	—	23.6	—	44.3	6.4
Switzerland	6.3	—	—	—	—	27.9	68.5	3.7	77.2	—	183.6	19.4
United Kingdom	215.5	1.1	6.3	—	—	12.1	105.9	13.8	104.0	4.2	462.9	13.6
Total European Exposures	$267.9	$1.1	$58.7	$93.5	$33.4	$65.9	$313.2	$17.5	$286.2	$6.7	$1,144.1	$60.4

Valuation of Investments
Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. For a description of the framework, see Note 8 of our consolidated financial statements, “Fair Value Measurements.”
Valuation of Other Investments.  The value of our investments in Chaspark and Silverton are based on our share of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Each of Chaspark and Silverton is subject to annual audit evaluating the financial statements of the partnership. We periodically review the management accounts of Chaspark and Silverton and evaluate the reasonableness of the valuation of our investment.
Other-than-temporary Impairment of Investments.  We review all our available for sale fixed income and equity investments on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the twelve months ended December 31, 2014 was $2.4 million (2013 —$Nil).
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
Reserves by segment.  As of December 31, 2014, we had total net loss and loss adjustment expense reserves of $4,400.8 million (December 31, 2013 — $4,346.2 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,750.8 million at the balance sheet date of December 31, 2014, a total of $2,714.1 million, or 57.1%, represented IBNR claims (December 31, 2013 — 2,585.6 million and 55.3%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at December 31, 2014 and December 31, 2013, respectively:

	As at December 31, 2014
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,531.1	$(37.8)	$2,493.3
Insurance	2,219.7	(312.2)	1,907.5
Total losses and loss expense reserves	$4,750.8	$(350.0)	$4,400.8

	At December 31, 2013
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,707.0	$(60.2)	$2,646.8
Insurance	1,971.9	(272.5)	1,699.4
Total losses and loss expense reserves	$4,678.9	$(332.7)	$4,346.2

The increase in reinsurance recoverables in 2014 is due to the recognition of current year recoveries for our insurance lines of business which purchase both facultative but also proportional reinsurance. The recoveries in the reinsurance segment are generally associated with natural catastrophes and due to the low level of this type of event in 2014 and 2013 the reported balance is reducing as recoveries are collected for 2012 and prior catastrophes.
The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2014 and 2013, are as follows:

	As at December 31, 2014
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,128.6	$1,402.5	$2,531.1	55.4%
Insurance	908.1	1,311.6	2,219.7	59.1%
Total losses and loss expense reserves	$2,036.7	$2,714.1	$4,750.8	57.1%

	As at December 31, 2013
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,212.8	$1,494.2	$2,707.0	55.2%
Insurance	880.5	1,091.4	1,971.9	55.3%
Total losses and loss expense reserves	$2,093.3	$2,585.6	$4,678.9	55.3%
Prior year loss reserves.  For the twelve months ended December 31, 2014, there was an overall reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years. An analysis of this reduction by business segment is as follows for each of the twelve months ended December 31, 2014, 2013 and 2012:

	For the Twelve Months Ended
Business Segment	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Reinsurance	$99.0	$122.6	$102.2
Insurance	5.1	(14.9)	35.2
Total losses and loss expense reserves reductions	$104.1	$107.7	$137.4

For the twelve months ended December 31, 2014. The analysis of the development by each segment is as follows:
Reinsurance. Net reserve releases of $99.0 million in the period were attributable to all lines of business. The most significant releases were $48.6 million from our specialty lines due to a combination of a reduction in credit and surety estimates, a reduction in 2011 prior claim estimates, mainly from short-tail lines, and the final settlement of a large contract; $18.9 million from other property lines, $17.5 million from casualty lines due to better than expected development; and $14.4 million from catastrophe lines due primarily to a reduction in reserving margins held against 2012 and prior catastrophe events and better than planned experience.
Insurance. Net reserve releases of $5.1 million in 2014 were mainly attributable to our property and casualty lines but were partially offset by a $38.0 million net strengthening in the marine, aviation and energy lines, in particular in our construction liability account within marine and energy liability, although this strengthening has been partially mitigated by the receipt of additional adjustment premiums.

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
Insurance. Net reserve strengthening of $14.9 million in 2013 derived primarily from incurred development in our marine, aviation and energy line of business partially offset by releases of $56.8 million from our casualty line due to better than expected development across all years. There were also reserve releases of $11.9 million from our financial and professional line due to favorable development on the 2010 and prior accident years and $10.6 million from our property line mainly due to better than expected claims development for the 2012 and 2011 accident years. The $92.8 million of net reserve strengthening in the marine, aviation and energy line of business was due to marine and energy liability business which experienced an increase in the frequency of mid-sized energy and construction losses in recent accident years.
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

Capital Management
The following table shows our capital structure at December 31, 2014 compared to December 31, 2013:

	As at December 31, 2014	At December 31, 2013
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,863.5	$2,744.0
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.1	549.0
Loan notes issued by variable interest entities, at fair value	138.6	50.0
Total capital	$4,107.0	$3,898.8
Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. At December 31, 2014, this ratio was 17.0% (December 31, 2013 — 15.4%).
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 30.8% as of December 31, 2014 (December 31, 2013 — 29.6%).
As at December 31, 2014, total shareholders’ equity was $3,419.3 million compared to $3,299.8 million at December 31, 2013. Our total shareholders’ equity as at December 31, 2014 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2013 — $555.8 million).
Our senior notes were the only material debt issued by Aspen Holdings as of December 31, 2014 and 2013 of $549.1 million and $549.0 million, respectively. Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at December 31, 2014, this ratio was 17.0% (2013 — 15.4%).
In addition to the senior notes issued by Aspen Holdings, we have also reported $138.6 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
The principal capital management transactions during 2014 and 2013 were as follows:

•
On February 7, 2013, our Board replaced the existing share repurchase authorization of $400.0 million with a new authorization of $500.0 million. The total share repurchase authorization, which was effective immediately through February 7, 2015, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

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

•	On April 23, 2014, we announced an 11.1% increase in our normal quarterly dividend to our ordinary shareholders from $0.18 per share to $0.20 per share.

•
For the twelve months ended December 31, 2014, we acquired and cancelled a total of 4,289,857 ordinary shares in open market repurchases. The total consideration paid for the twelve months ended December 31, 2014 was $180.9 million with the average price for the twelve months ended December 31, 2014 being $42.16. As at December 31, 2014, the Company had $43.3 million remaining under its current share repurchase authorization of $500.0 million granted on February 7, 2013.

•
On February 5, 2015, our Board replaced the existing share repurchase authorization program with a new share repurchase authorization program of $500.0 million. The total share repurchase authorization, which was effective immediately through February 6, 2017, permits us to effect the repurchases of our shares from time to time through a combination of transactions, including open market purchases, privately negotiated transactions and accelerated share repurchase transactions.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,419.3 million at December 31, 2014 (December 31, 2013 — $3,299.8 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis. As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. During the year ended December 31, 2014, Aspen Holdings received a $30.5 million (2013 — $45.4 million) payment of intercompany interest in respect of an intercompany loan from Aspen U.K. Holdings. In addition, Aspen Holdings received dividends of $258.5 million (2013 — $286.3 million) from Aspen Bermuda and $Nil (2013 — $15.5) from AMAL.
As at December 31, 2014, Aspen Holdings held $86.8 million (December 31, 2013 — $94.2 million) of cash and cash equivalents with the significant reduction due to a total of $180.9 million of ordinary share repurchases in the twelve months ended December 31, 2014. Management considers the current cash and cash equivalents, together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.
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
Operating Subsidiaries.  As of December 31, 2014, the Operating Subsidiaries held $1,296.2 million (December 31, 2013 — $1,150.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2014 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at December 31, 2014 and December 31, 2013:

	As at December 31, 2014	At December 31, 2013
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,086.9	$685.8
Third party	2,183.4	2,236.4
Letters of credit / guarantees	778.7	830.4
Total restricted assets	$4,049.0	$3,752.6
Total as percent of cash and invested assets	47.0%	45.5%
See Note 20(a), “Commitments and Contingencies — Restricted Assets,” of our consolidated financial statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.
Consolidated cash flows for the twelve months ended December 31, 2014. Total net cash flow from operations was $607.4 million, an increase of $41.0 million from 2013. For the twelve months ended December 31, 2014, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,107.7 million in 2014, and used $515.0 million in investing and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $88.1 million, and $180.9 million was used to repurchase ordinary shares. At December 31, 2014, we had a balance of cash and cash equivalents of $1,178.5 million.
Consolidated cash flows for the twelve months ended December 31, 2013. Total net cash flow from operations was $566.4 million, an increase of $70.0 million from 2012. For the twelve months ended December 31, 2013, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,085.1 million in 2013, and used $497.9 million in investing and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $83.3 million, and $309.6 million was used to repurchase ordinary shares. At December 31, 2013, we had a balance of cash and cash equivalents of $1,293.6 million.
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
Letter of Credit Facilities.
 On June 12, 2013, Aspen Holdings and several of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “Credit Agreement”) with various lenders and Barclays Bank PLC (“Barclays”), as administrative agent, which amends and restates the credit agreement, dated as of July 30, 2010, among Aspen

Holdings, the Borrowers, various lenders and Barclays. The credit facility is used to finance our working capital needs and those of our subsidiaries for letters of credit in connection with our insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of December 31, 2014, no borrowings were outstanding under the credit facility.
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
On December 12, 2014, Aspen Holdings and the Borrowers entered into a first amendment to the Credit Agreement with various lenders and Barclays, which amends the Credit Agreement. Aspen Holdings has recently established, and may establish additional, special purpose entities that have issued or will issue insurance-linked securities to third-party investors (each, an “ILS Entity” and collectively, the “ILS Entities”). Accordingly, the Credit Agreement was amended, among other things, to (i) exclude ILS Entities from the definition of “Subsidiary”, (ii) permit the Borrowers to invest in ILS Entities and (iii) permit the Borrowers to engage in transactions with an ILS Entity.
On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe plc (“Citi Europe”) dated October 29, 2008 in a maximum aggregate amount of up to $450.0 million with a new letter of credit facility in a maximum aggregate amount of up to $550.0 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million. On July 30, 2012, Aspen Bermuda and Citibank replaced the existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million (the “LOC Facility”) comprised of two maturity tranches (Tranche I with a limit of $650.0 million and Tranche II with a limit of $300.0 million) which expired on its own terms on June 30, 2014.
On June 30, 2014, Aspen Bermuda and Citi Europe replaced the LOC Facility with a new letter of credit facility in a maximum aggregate amount of up to $575.0 million (the “New LOC Facility”). Under the New LOC Facility, which will expire on June 30, 2016, Aspen Bermuda will pay to Citibank Europe plc (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the New LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under a credit provided under the New LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. The New LOC Facility is used to secure obligations of Aspen Bermuda to its policyholders. In addition to the New LOC Facility, we also use regulatory trusts to secure our obligations to policyholders.
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at December 31, 2014, we had $463.6 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2013 — $516.8 million under the LOC Facility).
On December 18, 2014, Aspen Bermuda and Citi Europe entered into an amended and restated pledge agreement (“pledge agreement”) to, among other things, (i) change the types of securities or other assets that qualify as collateral pledged under the pledge agreement, (ii) provide Aspen Bermuda the right to give certain directions or entitlement orders to The Bank of New

York Mellon (“BNY Mellon”), as securities intermediary, relating to the collateral without the consent of Citi Europe provided certain conditions are satisfied, (iii) provide Citi Europe, subject to the provisions set forth in the amended and restated account control agreement, dated December 18, 2014 (the “control agreement”), among Aspen Bermuda, Citi Europe and BNY Mellon, with the right and power to exercise exclusive control over the accounts set forth in the control agreement and (iv) provide a schedule of currency margins such that if the collateral is denominated in a currency other than the credit currency the collateral shall be reduced by a specified percentage.
In addition, on February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2014. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2014, we had $5.0 million of outstanding collateralized letters of credit under this facility (December 31, 2013 — $18.9 million). We did not extend the maturity date of the Barclays Bank PLC secured letter of credit facility and, as a result, it expired on January 31, 2015. As a result, no new letters of credit can be issued under this facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations (other than our obligations to employees and our Perpetual Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of December 31, 2014:

	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating lease obligations	$13.4	$9.3	$8.5	$7.3	$6.4	$1.5	$46.4
Long-term debt obligations(1)	—	—	—	—	—	550.0	550.0
Reserves for losses and LAE(2)	1,276.7	956.0	672.9	476.1	331.6	1,037.5	4,750.8
Total	$1,290.1	$965.3	$681.4	$483.4	$338.0	$1,589.0	$5,347.2
__________________

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $138.6 million.

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

Off-Balance Sheet Arrangements

As at December 31, 2014, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with the Company is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
Effects of Inflation
Inflation may have a material effect on our consolidated results of operations by its effect on interest rates and on the cost of settling claims. The potential exists, after a catastrophe or other large property loss, for the development of inflationary pressures in a local economy as the demand for services, such as construction, typically surges. We believe this had an impact on the cost of claims arising from the 2005 hurricanes. The cost of settling claims may also be increased by global commodity price inflation. We seek to take both these factors into account when setting reserves for any events where we think they may be material.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2015, although inflation is currently low, we consider that in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Reconciliation of Non-U.S. GAAP Financial Measures
Adjusted diluted book value per ordinary share, a non-U.S. GAAP measure, is calculated by adding back ordinary dividends to shareholders’ equity at the end of the year. We believe that adding back ordinary dividends provides a more consistent and useful measurement of total shareholder value, which supplements U.S. GAAP information.

	As at December 31, 2014	As at December 31, 2013
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,419.3	$3,299.6
Accumulated other comprehensive income, net of taxes	(234.3)	(219.1)
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interest	(0.5)	0.3
Ordinary dividends	50.3	47.8
Adjusted total shareholders’ equity	$2,679.0	$2,572.8

Ordinary shares	62,017,368	65,546,976
Diluted ordinary shares	63,448,319	67,089,572

	As at December 31, 2014	As at December 31, 2013
	($ in millions)
Total shareholders’ equity	$3,419.3	$3,299.6
Non-controlling interest	(0.5)	0.3
Average preference shares	(555.8)	(541.0)
Average adjustment	11.6	22.5
Average equity	$2,874.6	$2,781.4
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

	As at December 31, 2014	As at December 31, 2013
	($ in millions)
Net income after tax	$355.8	$329.3
Add (deduct) after tax income:
Net realized and unrealized investment (gains)	(31.2)	(35.7)
Net realized and unrealized exchange (gains)/losses	(4.9)	9.0
Changes to the fair value of derivatives	17.3	1.6
Costs associated with defending the unsolicited approach from Endurance	28.5	—
Other non-recurring items	3.2	(0.4)
Tax on non-operating income	(0.2)	0.5
Operating income after tax	$368.5	$304.3

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized and unrealized capital gains or losses, including net realized and unrealized gains and losses on interest rate swaps, after-tax net foreign exchange gains or losses, including net realized and unrealized gains and losses on foreign exchange contracts, changes in the fair value of derivatives and certain non-recurring items. In 2014, non-recurring items included costs associated with defending the unsolicited approach from Endurance in the amount of $28.5 million for the twelve months ended December 31, 2014. In 2013, these non-recurring items included issue costs associated with the redemption of the Preferred Income Equity Redemption Securities and a make-whole payment associated with the redemption of the $250.0 million 6.0% coupon Senior Notes which matured in 2014. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.
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
As at December 31, 2014, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $951.3 million due to mature between November 26, 2015 and November 9, 2020. The interest rate swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.
As at December 31, 2014, our fixed income portfolio had an approximate duration of 3.50 years excluding the duration impact of the interest rate swaps. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market Value	$7,042.1	$6,923.0	$6,804.0	$6,684.9	$6,565.8
Gain/Loss	$238.1	$119.1	$—	$(119.1)	$(238.1)
Percentage of Portfolio	3.5%	1.8%	—	(1.8)%	(3.5)%
Corresponding percentage at December 31, 2013	3.5%	1.8%	—	(1.8)%	(3.5)%

Value at Risk (“VaR”).  VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by Var, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systemic risk. We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations. At December 31, 2014, our short VaR was 2.1% and our long VaR was 2.3%.
Equity risk.  We have invested in equity securities which had a fair market value of $725.9 million at December 31, 2014, equivalent to 8.5% of the total of investments and cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As of December 31, 2014, approximately 79.3% of our cash and investments was held in U.S. Dollars (2013 — 82.1%), approximately 8.4% were in British Pounds (2013 —7.6%) and approximately 12.3% were in currencies other than the U.S. Dollar and the British Pound (2013 — 10.3%). For the twelve months ended December 31, 2014, 16.5% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2013 — 16.4%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2015.
Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2014 would have impacted reported net comprehensive income by approximately $10.9 million (2013 — $7.5 million).
We will continue to manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of forward exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies but rather allow us to establish a rate of exchange for a future point in time. All realized gains and losses and unrealized gains and losses on foreign exchange contracts are recognized in the statement of operations as changes in fair value of derivatives. For the twelve months ended December 31, 2014, the impact of foreign exchange contracts on net income was $8.0 million loss (2013 — $1.3 million loss).
Credit risk.  As at December 31, 2014, we had notional amounts of interest rate swaps of $951.3 million with two counterparties, Goldman Sachs International (“Goldman”) ($451.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective ISDA agreements. As at December 31, 2013, we had notional amounts of interest rate swaps of $1.0 billion with two counterparties, Goldman ($500.0 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective ISDA agreements.
As of December 31, 2014, our interest rate swap positions’ Net Present Value (“NPV”) under each of our interest rate swaps with Goldman and Crédit Agricole CIB were “negative” (i.e., in favor of Goldman and Crédit Agricole CIB) for which we posted collateral with a market value of $7.8 million in favor of Goldman and $14.5 million in favor of Crédit Agricole CIB.
Below is a description of the main processes and procedures we have undertaken to assess the financial strength and ability of our interest rate swap counterparties to perform their obligations:

•	We have ISDA master agreements with multiple potential counterparties to diversify our counterparty credit risk exposure as we deem appropriate.

•
We view senior unsecured debt ratings as the key factor in assessing the financial strength and probability of default of a counterparty. Accordingly, as of December 31, 2014, we have only entered into interest rate swap transactions with counterparties who have (or whose obligations are guaranteed by an affiliate that has) a senior unsecured debt rating of at least “BBB.” As at December 31, 2014, the Goldman Sachs Group (the guarantor of the obligations of Goldman under the Goldman ISDA Agreement) was rated “Baa1” from Moody’s and “A-” from S&P and Crédit Agricole CIB was rated “A2” from Moody’s and “A” from S&P.

•
We protected the ability to maintain a minimum counterparty rating by negotiating provisions that permit us to terminate the ISDA agreements with our counterparties (and all interest rate swaps thereunder) if the rating of the counterparty (or its guarantor) fell below certain levels.

•
Our credit exposure to any one interest rate swap counterparty is the amount of uncollateralized NPV (i.e., the amount, if any, that the counterparty would owe us upon termination of the interest rate swap following a default by the counterparty that is unsecured by collateral that has been delivered by the counterparty to us). Under each ISDA agreement, we negotiated a maximum amount of unsecured credit risk (uncollateralized NPV) that we can be exposed to before the counterparty is required to post collateral to us. Such amount is called the Minimum Transfer Amount (“MTA”). If an Event of Default or certain other events (such as the downgrade event discussed above, a merger or other combination of the counterparty as a result of which the counterparty is materially weaker, or a change in law) has occurred and is continuing with respect to a counterparty, the MTA with respect to such party becomes zero, and the counterparty is required to post collateral for all amounts due to us.

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

As of December 31, 2014, we estimated our maximum loss due to counterparties defaulting to be in the range of $1.5 million to $7 million, if we assume daily movement in the value of the interest rate swap of between 10 and 45 basis points. As collateral obligations are calculated on a daily basis, from a counterparty credit risk exposure we focus on the daily movement in the value of the interest rate swap. In the past nine years (2006-2014 inclusive), the biggest one day move in the interest rate swap market (using the 5 year interest rate swap as a proxy) was 39 basis points. If that movement were to occur in our favor, then our total exposure to counterparties we have as at December 31, 2014 would be approximately $5 million in total to both counterparties.
We also have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2014, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2013 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “Baa1” by Moody’s & “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s & long term issuer credit rating of “A” by S&P).
In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A-” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best. The total amount recoverable by the Company from reinsurers at December 31, 2014 is $350.0 million (2013 — $332.7 million). Of the balance at December 31, 2014, 27.3% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P, 18.6% is with Munich Re rated A+ by AM Best and AA- by S&P and 8.4% are with Arch Re which is rated A+ by A.M. Best and A+ by S&P . These are the Company’s largest exposures to individual reinsurers.

Item 8.	Financial Statements and Supplementary Data
Reference is made to Part IV, Item 15(a) of this report, commencing on page F-1, for the Consolidated Financial Statements and Reports of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On February 4, 2015 and February 5, 2015, the Audit Committee and the Board of Directors, respectively, approved a decision to put to the Company’s shareholders at the Company’s 2015 annual general meeting the appointment of KPMG LLP as the Company’s independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2015. A resolution concerning KPMG LLP’s appointment will be put to a shareholder vote at the Company’s 2015 annual general meeting, following which, if approved, KPMG LLP will commence being the Company’s independent registered public accountant.
During the Company’s two mostly recently audited fiscal years ended December 31, 2013 and 2012 and during the subsequent interim reporting periods through filing of this report, neither the Company nor anyone acting on its behalf consulted KPMG LLP regarding any matters identified within Items 304(a)(2)(i) or (ii) of Regulation S-K.
There have been no disagreements with KPMG Audit plc, the Company’s current independent registered public accountant, regarding accounting and financial disclosure for the period covered by this report.

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
Changes in Internal Control Over Financial Reporting
Management’s assessment of the overall effectiveness of our internal controls over financial reporting has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We have integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014. The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2014. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the section captioned “Management” of our Proxy Statement for our 2015 Annual General Meeting of shareholders.
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
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Non-Employee Director Compensation” of our Proxy Statement for our 2015 Annual General Meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Beneficial Ownership” of our Proxy Statement for our 2015 Annual General Meeting of shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table as at December 31, 2014:
Equity Compensation Plan Information
The table below includes securities to be issued upon exercise of outstanding options and other awards granted pursuant to the Company’s 2003 Share Incentive Plan, as amended, prior to April 24, 2013 and thereafter under the Company’s 2013 Share Incentive Plan, Amended 2006 Stock Option Plan, 2008 Employee Share Purchase Plan (the “2008 Employee Share Purchase Plan”) and 2008 Sharesave Scheme (the “2008 Sharesave Scheme” and, together with the 2008 Employee Share Purchase Plan, the “2008 Employee Purchase Plans”) as of December 31, 2014 and shares reserved for future issuance under the foregoing plans.

	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders (1)	1,512,099	$3.59	3,319,154	(3) (4)
Equity compensation plans not approved by security holders	—	—	—
Total	1,512,099	$3.59	3,319,154	(3) (4)

(1)
In respect of performance shares, this column includes (i) 120,943 performance shares that have been earned based on applicable performance testing prior to December 31, 2014 and (ii) 642,017 performance shares that are subject to performance testing after December 31, 2014, which we have assumed will vest at 100.0% of target performance (the actual number of performance shares earned can range from 0.0% to 200.0% of target based on applicable performance testing).

(2)
The weighted average exercise price calculation includes option exercise prices between $21.96 and $27.28 plus outstanding restricted share units and performance shares which have a $Nil exercise price. The weighted average exercise price of outstanding options (i.e., excluding outstanding restricted share units and performance shares) is $24.85.

(3)
The number of ordinary shares that may be issued under the 2013 Share Incentive Plan will be reduced by (i) the gross number of ordinary shares for which options or ordinary share appreciation rights are exercised, regardless of whether any of the ordinary shares underlying such awards are not actually issued to the participant as a result of a net settlement, and (ii) any ordinary shares withheld to satisfy any tax withholding obligation with respect to any award. In addition, the maximum aggregate number of ordinary shares that may be issued under the 2013 Share Incentive Plan will be cumulatively increased from time to time by the number of ordinary shares that are subject to awards outstanding pursuant to the 2003 Share Inventive Plan as of the effective date of the 2013 Share Incentive Plan, on or after such date, are forfeited, canceled, expire, terminate or lapse without payment of consideration.

(4)
Includes 694,652 ordinary shares authorized and remaining available for issuance under the 2008 Employee Purchase Plans as of December 31, 2014. Of these, 42,850 ordinary shares under the 2008 Employee Purchase Plans were subject to purchase rights as of December 31, 2014.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Related Transactions” and “Director Independence” of our Proxy Statement for our 2015 Annual General Meeting of shareholders.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference from the information to be included in our Proxy Statement for our 2015 Annual General Meeting of shareholders.

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

4.18
Rights Agreement, dated as of April 17, 2014, between the Company and Computershare Inc., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preference Shares as Exhibit C (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2014)

4.19
Form 8-A, dated April 17, 2014, relating to the preferred share purchase rights attached to each of the Company’s outstanding ordinary shares (incorporated herein by reference to the Form 8-A filed on April 17, 2014)

10.1
Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003, among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.2
Third Amended and Restated Registration Rights Agreement, dated as of November 14, 2003, among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.3
Service Agreement, dated September 24, 2004, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*

10.4
Amendment Agreement, dated October 28, 2014, between Christoper O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2014)*

10.5	Change of Control Employment Agreement, dated February 23, 2015, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) filed with this report*

10.6
Employment Agreement, effective November 1, 2012, between John Worth and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2012)*

10.7
Settlement Agreement, dated January 14, 2015, between John Worth and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 16, 2015)*

10.8
Service Agreement dated March 10, 2005, between James Few and Aspen Bermuda Limited (formerly Aspen Insurance Limited) (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2004, filed on March 14, 2005)*

10.9
Severance Agreement, dated October 20, 2014, between James Few and Aspen Bermuda Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2014)*

10.10
Employment Agreement, dated January 12, 2004, between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*

10.11
Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29,
2008)*

10.12
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

10.13
Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.14	Change of Control Employment Agreement, dated February 23, 2015, between Brian Boornazian and Aspen Insurance U.S. Services Inc (Addendum to Employment Agreement) filed with this report*

10.15
Employment Agreement, dated February 25, 2011, between Mario Vitale and Aspen Insurance U.S. Services Inc., incorporated herein by reference to exhibit 10.6 to the Company’s Annual Report Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012)*

10.16	Change of Control Employment Agreement, dated February 23, 2015, between Mario Vitale and Aspen Insurance U.S. Services Inc (Addendum to Employment Agreement) filed with this report*

10.17	Service Agreement, dated May 19, 2014, between Scott Kirk and Aspen Insurance UK Services Limited, filed with this report*

10.18	Change of Control Employment Agreement, dated February 23, 2015, between Scott Kirk and Aspen Insurance U.K. Services Limited (Addendum to Services Agreement) filed with this report*

10.19
Amended and Restated Service Agreement, dated January 1, 2011, between Rupert Villers and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 28, 2012)*

10.20
Change of Control Employment Agreement, dated February 23, 2015, between Rupert Villers and Aspen Insurance UK Services Limited (Addendum to Amended and Restated Service Agreement) filed with this report*

10.21
Appointment Letter, dated April 19, 2007, between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed on May 9, 2007)*

10.22
Appointment Letter, dated May 6, 2010 between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.23
John Worth’s Restricted Share Unit Award Agreement, effective November 1, 2012 (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 26, 2013)*

10.24
Supplemental Employment Retirement Plan for Mario Vitale, effective January 1, 2012 (incorporated herein by reference to exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on February 26, 2013)*

10.25
Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended, dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.26
Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.27
Aspen Insurance Holdings Limited 2013 Share Incentive Plan (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 20, 2014)*

10.28	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.29
Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*

10.30
Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.31
Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*

10.32
Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.33
Amended 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.34
Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.35
Form of 2010 Performance Share Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.36
Form of 2011 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28,
2012)*

10.37
Form of 2012 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.38
Form of 2013 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed on April 29, 2013)*

10.39
Form of 2014 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed on August 5, 2014)*

10.40	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.41	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*

10.42
Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2008, filed on August 6, 2008

10.43
Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.44
Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)

10.45
Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.46
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients) (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.47
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (non-U.S. recipients) (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.48
Aspen Insurance U.S. Services Inc. Nonqualifed Deferred Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed on May 1, 2014)*

10.49
Amended and Restated Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.50
Master Confirmation, dated September 28 2007, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed on November 8, 2007)**

10.51
Supplemental Confirmation, dated as of February 26, 2013, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2013 filed on April 29, 2013)**

10.52
Credit Agreement, dated as of July 30, 2010, among the Company, various lenders and Barclays Bank PLC, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010)

10.53
Amended and Restated Credit Agreement, dated as of June 12, 2013, among the Company, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013)

10.54
First Amendment to Amended and Restated Credit Agreement, dated December 12, 2014, among the Company, various subsidiaries thereof, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2014)

10.55
Committed Letter of Credit Facility, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.56
Insurance Letters of Credit - Master Agreement, dated December 15, 2003, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.57
Pledge Agreement, dated January 17, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank, N.A. (incorporated herein by reference to exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.58
Side Letter relating to the Pledge Agreement, dated January 27, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank, N.A. (incorporated herein by reference to exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.59
Assignment Agreement, dated October 11, 2006, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.60
Letter Agreement, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.61
Amendment to Committed Letter of Credit Facility, dated October 29, 2008, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.62
Amendment to Pledge Agreement, dated October 29, 2008, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.63
Letter of Credit, dated April 29, 2009, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)

10.64
Letter of Credit, dated August 12, 2011, between Aspen Bermuda Limited (formerly known Aspen Insurance Limited) and Citibank Europe plc, (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.65
Letter of Credit, dated July 30, 2012, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2012)

10.66
Amendment to Pledge Agreement, dated August 12, 2011, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.67
Letter of Credit Facility, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2014)

10.68
Pledge Agreement Amendment, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 3, 2014)

10.69
Amended and Restated Pledge Agreement, dated December 18, 2014, between Aspen Bermuda Limited and Citibank Europe plc, as successor by assignment to Citibank, N.A. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014)

10.70
$200,000,000 Facility Agreement, dated October 6, 2009, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)

10.71
First Amendment Agreement to Multicurrency Letter of Credit Facility, dated February 28, 2011, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011)

10.72
Amendment Letter to Multicurrency Letter of Credit Facility, dated February 1, 2013, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013)

21.1	Subsidiaries of the Company, filed with this report

23.1	Consent of KPMG Audit Plc, filed with this report

24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

101
The following financial information from Aspen Insurance Holdings Limited’s annual report on Form 10-K for the year ended December 31, 2014 formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2014, 2013 and 2012; (ii) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2014, 2013 and 2012; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text and in detail***

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
Name: Christopher O’Kane
Title: Chief Executive Officer
Date: February 23, 2015
POWER OF ATTORNEY
Know all men by these presents, that the undersigned directors and officers of the Company, a Bermuda limited liability company, which is filing a Form 10-K with the Securities and Exchange Commission, Washington, D.C. 20549 under the provisions of the Securities Act of 1934 hereby constitute and appoint Christopher O’Kane and Scott Kirk, and each of them, the individual’s true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for the person and in his or her name, place and stead, in any and all capacities, to sign such Form 10-K therewith and any and all amendments thereto to be filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact as agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on the 23rd day of February, 2015.

Signature	Title
/s/ Glyn Jones	Chairman and Director
Glyn Jones

/s/ Christopher O’Kane	Chief Executive Officer (Principal Executive Officer)
Christopher O’Kane

/s/ Scott Kirk	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Scott Kirk

/s/ Liaquat Ahamed	Director
Liaquat Ahamed

/s/ Albert Beer	Director
Albert Beer

/s/ Richard Bucknall	Director
Richard Bucknall

/s/ John Cavoores	Director
John Cavoores

/s/ Gary Gregg	Director
Gary Gregg

/s/ Heidi Hutter	Director
Heidi Hutter

/s/ Gordon Ireland	Director
Gordon Ireland

/s/ Peter O’Flinn	Director
Peter O’Flinn

/s/ Bret Pearlman	Director
Bret Pearlman

/s/ Ronald Pressman	Director
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2014.
The Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG Audit Plc, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG Audit Plc’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:
We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules on pages S-2 to S-8. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements, on the financial statement schedules, and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ KPMG Audit Plc
KPMG Audit Plc

London, United Kingdom
February 23, 2015

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2014, 2013 and 2012
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2014	2013	2012
Revenues
Net earned premium	$2,405.3	$2,171.8	$2,083.5
Net investment income	190.3	186.4	204.9
Realized and unrealized investment gains	46.3	56.9	35.4
Other income	4.5	8.2	5.6
Total revenues	2,646.4	2,423.3	2,329.4
Expenses
Losses and loss adjustment expenses	1,307.5	1,223.7	1,238.5
Amortization of deferred policy acquisition costs	451.2	422.0	381.2
General, administrative and corporate expenses	445.7	368.1	345.1
Interest on long-term debt	29.5	32.7	30.9
Change in fair value of derivatives	15.2	(1.3)	28.4
Change in fair value of loan notes issued by variable interest entities	18.6	—	—
Realized and unrealized investment losses	14.7	20.5	8.6
Net realized and unrealized foreign exchange losses/(gains)	(5.6)	13.2	(3.4)
Other expenses	1.7	1.7	4.7
Total expenses	2,278.5	2,080.6	2,034.0
Income from operations before income tax	367.9	342.7	295.4
Income tax expense	(12.1)	(13.4)	(15.0)
Net income	$355.8	$329.3	$280.4
Proportion due to non-controlling interest	(0.8)	0.5	0.2
Net income attributable to Aspen Holdings’ ordinary shareholders	$355.0	$329.8	$280.6
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized losses/(gains) on investments included in net income	$(7.7)	$(24.1)	$2.6
Change in net unrealized gains/(losses) on available for sale securities held	45.4	(174.3)	16.5
Amortization of loss on derivative contract	—	0.5	0.2
Net change from current period hedged transactions	(3.8)	—	—
Change in foreign currency translation adjustment	(23.8)	(24.1)	(11.5)
Other comprehensive income, gross of tax	10.1	(222.0)	7.8
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	0.2	0.7	(0.6)
Change in net unrealized (gains)/losses on available for sale securities held	(3.0)	13.0	(8.7)
Change in foreign currency translation adjustment	7.9	—	—
Total tax on other comprehensive income	5.1	13.7	(9.3)
Other comprehensive income, net of tax	15.2	(208.3)	(1.5)
Total comprehensive income attributable to Aspen Holdings’ ordinary shareholders	$370.2	$121.5	$279.1
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	64,536,491	66,872,048	71,095,856
Diluted	65,872,949	69,417,903	73,689,423
Basic earnings per ordinary share adjusted for preference share dividends	$4.92	$4.29	$3.51
Diluted earnings per ordinary share adjusted for preference share dividends	$4.82	$4.14	$3.39
See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2014 and December 31, 2013
($ in millions, except share and per share amounts)

	As at December 31, 2014	As at December 31, 2013
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,462.9 and $5,449.9)	$5,630.0	$5,569.1
Fixed income securities, trading at fair value (amortized cost — $760.9 and $712.1)	771.0	716.2
Equity securities, available for sale at fair value (cost — $82.6 and $112.2)	109.9	149.5
Equity securities, trading at fair value (cost — $585.2 and $281.6)	616.0	310.9
Short-term investments, available for sale at fair value (amortized cost — $258.2 and $160.3)	258.3	160.3
Short-term investments, trading at fair value (amortized cost — $0.2 and $Nil)	0.2	—
Catastrophe bonds, trading at fair value (cost — $34.4 and $5.8)	34.8	5.8
Other investments, equity method	8.7	48.0
Total investments	7,428.9	6,959.8
Cash and cash equivalents (including cash within consolidated variable interest entities of $176.7 and $50.0)	1,178.5	1,293.6
Reinsurance recoverables:
Unpaid losses	350.0	332.7
Ceded unearned premiums	206.8	151.9
Receivables:
Underwriting premiums	1,011.7	999.0
Other	90.2	90.3
Funds withheld	46.9	46.5
Deferred policy acquisition costs	299.0	262.2
Derivatives at fair value	8.0	7.0
Receivable for securities sold	2.3	5.2
Office properties and equipment	62.2	60.1
Deferred taxation	—	1.6
Other assets	13.6	2.2
Intangible assets	18.2	18.4
Total assets	$10,716.3	$10,230.5

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2014 and December 31, 2013
($ in millions, except share and per share amounts)

	As at December 31, 2014	At December 31, 2013
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,750.8	$4,678.9
Unearned premiums	1,441.8	1,280.6
Total insurance reserves	6,192.6	5,959.5
Payables
Reinsurance premiums	92.0	88.2
Current taxation	18.3	15.7
Deferred taxation	3.1	—
Accrued expenses and other payables	356.9	265.6
Liabilities under derivative contracts	14.3	2.9
Total payables	484.6	372.4
Loan notes issued by variable interest entities, at fair value	70.7	50.0
Long-term debt	549.1	549.0
Total liabilities	$7,297.0	$6,930.9
Commitments and contingent liabilities (see Note 20)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
62,017,368 shares of par value 0.15144558¢ each (December 31, 2013 — 65,546,976)	$0.1	0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2013 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2013 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2013 — 6,400,000)	—	—
Non-controlling interest	0.5	(0.3)
Additional paid-in capital	1,134.3	1,297.4
Retained earnings	2,050.1	1,783.3
Accumulated other comprehensive income, net of taxes	234.3	219.1
Total shareholders’ equity	3,419.3	3,299.6
Total liabilities and shareholders’ equity	$10,716.3	$10,230.5

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2014, 2013 and 2012
($ in millions)

	Twelve Months Ended December 31,
	2014	2013	2012
Ordinary shares
Beginning and end of the year	$0.1	$0.1	$0.1
Preference shares
Beginning and end of the year	—	—	—
Non-controlling interest
Beginning of the year	(0.3)	0.2	0.4
Net change attributable to non-controlling interest for the year	0.8	(0.5)	(0.2)
End of the year	0.5	(0.3)	0.2
Additional paid-in capital
Beginning of the year	1,297.4	1,516.7	1,385.0
New ordinary shares issued	2.7	21.2	22.1
Ordinary shares repurchased and cancelled	(180.9)	(309.6)	(62.7)
Preference shares issued	—	270.6	154.5
PIERS redeemed and cancelled	—	(230.0)	—
PIERS redemption (1)	—	7.1	—
Share-based compensation	15.1	21.4	17.8
End of the year	1,134.3	1,297.4	1,516.7
Retained earnings
Beginning of the year	1,783.3	1,544.0	1,341.6
Net income for the year	355.8	329.3	280.4
Dividends on ordinary shares	(50.3)	(47.8)	(47.0)
Dividends on preference shares	(37.8)	(35.5)	(31.1)
PIERS redemption (1)	—	(7.1)	—
Net profit attributable to non-controlling interest for the year	(0.8)	0.5	0.2
Dividends due to non-controlling interest	(0.1)	(0.1)	(0.1)
End of the year (1)	2,050.1	1,783.3	1,544.0
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	88.6	112.7	124.2
Change for the year, net of income tax	(15.9)	(24.1)	(11.5)
End of the year	72.7	88.6	112.7
Deferred loss on derivatives, net of taxes:
Beginning of the year	—	(0.5)	(0.7)
Reclassification to interest on long-term debt	—	0.5	0.2
Net change from current period hedged transactions	(3.8)	—	—
End of the year	(3.8)	—	(0.5)
Unrealized appreciation on available for sale investments, net of taxes:
Beginning of the year	130.5	315.2	305.4
Change for the year, net of taxes	34.9	(184.7)	9.8
End of the year	165.4	130.5	315.2
Total accumulated other comprehensive income, net of taxes	234.3	219.1	427.4

Total shareholders’ equity	$3,419.3	$3,299.6	$3,488.4
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

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2014, 2013 and 2012
($ in millions)

	Twelve Months Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$355.8	$329.3	$280.4
Proportion due to non-controlling interest	(0.8)	0.5	0.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	29.6	41.1	38.8
Share-based compensation	15.1	21.4	17.8
Realized and unrealized investment (gains)	(46.3)	(56.9)	(35.4)
Realized and unrealized investment losses	14.7	20.5	8.6
Change in fair value of loan notes issued by variable interest entities	18.6	—	—
Other investments gains/(losses)	—	2.3	—
Net realized and unrealized investment foreign exchange losses	0.8	3.7	1.9
Loss on derivative contracts	—	0.5	0.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	159.3	(82.9)	211.9
Unearned premiums	152.6	158.5	198.3
Reinsurance recoverables:
Unpaid losses	(19.3)	164.1	(70.4)
Ceded unearned premiums	(51.8)	(29.4)	(34.0)
Other receivables	(4.5)	12.4	1.6
Deferred policy acquisition costs	(41.5)	(39.1)	(37.6)
Reinsurance premiums payable	4.5	(32.8)	(2.3)
Funds withheld	(0.4)	37.8	6.4
Premiums receivable	(28.5)	52.1	(165.9)
Deferred taxes	4.7	(19.5)	(20.8)
Income tax payable	(10.8)	21.3	18.3
Accrued expenses and other payable	51.6	(9.6)	52.4
Fair value of derivatives and settlement of liabilities under derivatives	10.4	(9.2)	7.7
Long-term debt	0.1	0.2	0.1
Intangible assets	(0.2)	(0.1)	—
Other assets	(6.3)	(19.8)	18.2
Net cash generated by operating activities	$607.4	$566.4	$496.4

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2014, 2013 and 2012
($ in millions)

	Twelve Months Ended December 31,
	2014	2013	2012
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(2,005.0)	$(2,129.8)	$(1,529.6)
(Purchases) of fixed income securities — Trading	(653.4)	(763.4)	(300.8)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,909.5	1,872.3	1,416.5
Proceeds from sales and maturities of fixed income securities — Trading	615.9	486.0	257.2
(Purchases) of equity securities — Available for sale	—	(2.5)	(53.1)
(Purchases) of equity securities — Trading	(361.0)	(304.4)	—
Net (purchases) of catastrophe bonds — Trading	(28.7)	(5.8)	—
Proceeds from sales of equity securities — Available for sale	40.0	82.2	46.9
Proceeds from sales of equity securities — Trading	62.2	24.1	—
Net (purchases)/sales of short-term investments — Available for sale	(110.3)	260.6	(122.7)
Net (purchases)/sales of short-term investments — Trading	(0.2)	—	—
Net change in (payable)/receivable for securities sold	2.8	(0.9)	1.1
Investment in Chaspark Maritime Holdings Ltd	—	—	(8.7)
Purchase of equipment	(26.1)	(16.3)	(24.0)
Net proceeds from other investments	39.3	—	—
Net cash (used in)/from investing activities	(515.0)	(497.9)	(317.2)

Cash flows (used in)/from financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.7	21.2	22.1
Proceeds from the issuance of preference shares, net of issuance costs	—	270.6	154.5
PIERS repurchased and cancelled	—	(230.0)	—
Ordinary shares repurchased	(180.9)	(309.6)	(62.7)
Proceeds from long-term debt issuances by Silverton	70.0	50.0	—
Dividends paid on ordinary shares	(50.3)	(47.8)	(47.0)
Dividends paid on preference shares	(37.8)	(35.5)	(31.1)
Dividends paid to non-controlling interest	(0.1)	(0.1)	(0.1)
Proceeds from note issuances by Aspen Holdings	—	299.7	—
Long-term debt redeemed	—	(250.0)	—
Make whole payment	—	(9.3)	—
Net cash (used in)/from financing activities	(196.4)	(240.8)	35.7

Effect of exchange rate movements on cash and cash equivalents	(11.1)	2.3	9.6

Increase/(decrease) in cash and cash equivalents	(115.1)	(170.0)	224.5
Cash and cash equivalents at beginning of period	1,293.6	1,463.6	1,239.1
Cash and cash equivalents at end of period	$1,178.5	$1,293.6	$1,463.6

Supplemental disclosure of cash flow information:
Net cash paid/(received) during the period for income tax	$1.8	$(6.3)	$11.0
Cash paid during the period for interest	$29.0	$35.0	$30.0

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2014, 2013 and 2012
($ in millions, except share and per share amounts)

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). We also established Aspen Capital Management Ltd and other related entities collectively (“ACM”) which are used to leverage our existing franchise and underwriting expertise to offer investors access to diversified products. In such regard, Silverton Re Ltd. (“Silverton”), a sidecar, was established in 2013 to attract third-party capital and to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. References to the “Company,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

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

(b)	Accounting for Insurance and Reinsurance Operations
Premiums Earned. Premiums are recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statements of operations, net of the cost of purchased reinsurance. Premiums written which are not yet recognized as earned premium are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums, and the related costs, include estimates for premiums which have not yet been finally determined. These relate mainly to contractual provisions for the payment of adjustment or additional premiums, premiums payable under proportional treaties and delegated underwriting authorities, and reinstatement premiums.
Adjustment and additional premiums are premiums charged which relate to experience during the policy term. The proportion of adjustable premiums included in the premium estimates varies between business lines with the largest adjustment premiums being in property and casualty reinsurance, marine, aviation and energy insurance and the smallest in property and casualty insurance.
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

Outward reinsurance premiums, for when the Company purchases reinsurance or retrocessional coverage, are accounted for using the same accounting methodology as we use for inwards premiums. Premiums payable under reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while those arising from “risks attaching during” policies are expensed over the earnings period of the premiums receivable from the reinsured business.
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
Reinsurance and retrocession does not isolate the ceding company from its obligations to policyholders. In the event that a reinsurer or retrocessionaire fails to meet its obligations, the ceding company’s obligations remain. The Company regularly evaluates the financial condition of its reinsurers and retrocessionaires and monitors the concentration of credit risk to minimize its exposure to financial loss from reinsurers’ and retrocessionaires’ insolvency. Where it is considered required, appropriate provision is made for balances deemed irrecoverable from reinsurers.
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
Amortization of Deferred Policy Acquisition Costs. The costs directly related to writing an insurance policy are referred to as policy acquisition expenses and include commissions, premium taxes and profit commissions. With the exception of profit commissions, these expenses are incurred when a policy is issued, and only the costs directly related to the successful acquisition of new and renewal insurance and reinsurance contracts are deferred and amortized over the same period as the corresponding premiums are recorded as revenues. Profit commissions are estimated based on the related performance criteria evaluated at the balance sheet date, with subsequent changes to those estimates recognized when they occur.
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

(c)	Accounting for Investments, Cash and Cash Equivalents
Fixed Income Securities. The fixed income securities portfolio comprises securities issued by governments and government agencies, corporate bonds, mortgage and other asset-backed securities and bank loans. Investments in fixed income securities are classified as available for sale or trading and are reported at estimated fair value in the consolidated balance sheet. Investment transactions are recorded on the trade date with balances pending settlement reflected in the consolidated balance sheet as a receivable for investments sold or a payable for investments purchased. Fair values are based on quoted market prices and other data provided by third-party pricing services and index providers.
Equity Securities. The Company’s equity securities comprise U.S. and foreign equity securities. They are classified as either trading or available for sale and are carried on the consolidated balance sheet at estimated fair value. The fair values are based on quoted market prices in active markets from independent pricing sources.
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
Other Investments. Other investments represent the Company’s investments that are recorded using the equity method of accounting. Adjustments to the fair value of these investments are made based on the net asset value of the investment.
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
Although the Company reviews each security on a case by case basis, it has also established parameters focusing on the extent and duration of impairment to help identify securities in an unrealized loss position which are other-than-temporarily impaired. For fixed income securities in the available for sale portfolio, the Company considers securities which have been in an unrealized loss position for 12 months or more which currently have a market value of more than 20% below cost should be other-than-temporarily impaired. For equities in the available for sale portfolio, the Company considers declines in value to a level of 20% or more below cost for 12 consecutive months to indicate the security should be other-than-temporarily impaired.
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

(d)	Accounting for Derivative Financial Instruments
The Company enters into derivative instruments such as interest rate swaps and forward exchange contracts in order to manage certain market and credit risks. The Company records derivative instruments at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights and obligations. As at December 31, 2014, the Company held foreign exchange contracts for a notional amount of $135.8 million which qualify for hedge accounting, which are further described in Note 10, “Derivative Contracts” of these consolidated financial statements.
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
Intangible assets are held in the consolidated balance sheet at cost less amortization and impairment. Amortization applies on a straight-line basis in respect of assets having a finite estimated useful economic life. The Company performs a qualitative assessment annually to determine whether it is more likely than not that an intangible asset considered to have an indefinite life, other than goodwill, is impaired.

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
Monetary and non-monetary assets and liabilities of the Company’s functional currency operations are translated into U.S. Dollars at the exchange rate prevailing at the balance sheet date. Income and expenses of these operations are translated at the exchange rate prevailing at the date of the transaction. Unrealized gains or losses arising from the translation of functional currencies are recorded net of tax as a component of other comprehensive income.

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
The Company operates an employee incentive plan, a director plan and employee share purchase plans, the terms and conditions of which are described in Note 18. The Company applies a fair-value based measurement method including estimates for future forfeitures in the calculation of the compensation costs of stock options, performance shares, phantom shares and restricted share units.

(l)	Long-term debt issued by Silverton
The consolidated variable interest entity, Silverton, has issued debt instruments due to mature on September 16, 2016 and September 18, 2017, which are further described in Note 7, “Variable Interest Entities” of these consolidated financial statements. This debt is separately identified on the Company’s balance sheet and the Company has elected to record the debt at fair value. The fair value option was elected due to the potential variability over the ultimate settlement value of the debt instruments.

(m)	New Accounting Policies
New Accounting Policies Adopted in 2014
In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” to provide guidance on how to account for those share-based payments where performance targets could be achieved after the requisite service period. ASU 2014-12 can be applied prospectively to all awards granted or modified after the effective date or using a modified retrospective approach. The modified retrospective approach would apply to all awards outstanding on or after the beginning of the first annual period presented as of the adoption date. The effective date would be for annual and interim reporting periods beginning after December 15, 2015 with early adoption permitted. The Company adopted this ASU on January 1, 2015 and applied the guidance retrospectively to all of its outstanding awards. None of the Company’s outstanding share-based awards contain performance targets that are achievable after the requisite service period. Therefore, this ASU does not have an impact on its consolidated financial statements.
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

Accounting Pronouncements Not Yet Adopted
In February 2015, the FASB issued ASU 2015-02, “Business Combinations (Topic 810)” which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2016. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815)” which provides guidance on reducing existing diversity under U.S. GAAP in the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 204-40)” which provides U.S. GAAP guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 is effective for fiscal years beginning after December 15, 2016 and interim periods beginning after December 15, 2016. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
On August 8, 2014, the FASB issued ASU 2014-14, “Receivables - Troubled debt restructuring by creditors (Subtopic 310-40)” which reduces diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. ASU 2014-14 is effective for fiscal years beginning after December 15, 2014 and interim periods beginning after December 15, 2014. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
On August 5, 2014, the FASB issued ASU 2014-13, “Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity” which addresses the measurement difference in both the initial consolidation and the subsequent measurement of the financial assets and the financial liabilities of a collateralized financing entity. ASU 2014-13 is effective for fiscal years beginning after December 15, 2015 and interim periods beginning after December 15, 2015. Early application for a public business entity is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.
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
On April 10, 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” which improves the definition of discontinued operations by limiting discontinued

operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments in this ASU require expanded disclosures for discontinued operations. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014 and interim periods therein. Early application is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The Company does not expect this ASU to have a material impact on its consolidated financial statements as no disposals were made by the Company for the twelve months ended December 31, 2014.

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
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/(loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the twelve months ended December 31, 2014, 2013, and 2012, respectively:

	Twelve Months Ended December 31,
	2014	2013	2012
	($ in millions, except share and per share amounts)

Net income/(loss)	$355.8	$329.3	$280.4
Preference share dividends	(37.8)	(35.5)	(31.1)
Change in redemption value (1)	—	(7.1)	—
Net profit attributable to non-controlling interest	(0.8)	0.5	0.2
Basic and diluted net income available to ordinary shareholders	317.2	287.2	249.5
Ordinary shares:
Basic weighted average ordinary shares	64,536,491	66,872,048	71,095,856
Weighted average effect of dilutive securities	1,336,458	2,545,855	2,593,567
Total diluted weighted average ordinary shares	65,872,949	69,417,903	73,689,423
Earnings per ordinary share:
Basic	$4.92	$4.29	$3.51
Diluted	$4.82	$4.14	$3.39
 _______________

(1)
The $7.1 million deduction from net income in 2013 is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the PIERS, net of the original issuance costs, and the final redemption of the PIERS in the amount of $230.0 million. For more information, please refer to Note 15, “Capital Structure” of these consolidated financial statements.

Dividends. On February 5, 2015, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.20	March 9, 2015	February 20, 2015
7.401% Preference Shares	$0.462563	April 1, 2015	March 15, 2015
7.250% Preference Shares	$0.4531	April 1, 2015	March 15, 2015
5.95% Preference Shares	$0.3719	April 1, 2015	March 15, 2015

5.	Segment Reporting
The Company has two reporting business segments: Insurance and Reinsurance. In addition to the way the Company manages its business, the Company has considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of the Company’s operating segments and quantitative thresholds to determine the Company’s reportable segments. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture, marine, aviation and other specialty lines). Our recently established Aspen Capital Markets forms part of our property catastrophe reinsurance line of business, as it currently focuses entirely on property catastrophe business through using alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” above.
Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. As previously stated, effective January 1, 2014, our property and casualty insurance lines of business were integrated into a combined property and casualty line. This includes the programs business, previously reported separately. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” above.
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the twelve months ended December 31, 2014, 2013 and 2012:

	Twelve Months Ended December 31, 2014
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,172.8	$1,729.9	$2,902.7
Net written premiums	1,124.0	1,391.2	2,515.2
Gross earned premiums	1,137.6	1,599.0	2,736.6
Net earned premiums	1,088.2	1,317.1	2,405.3
Underwriting Expenses
Losses and loss adjustment expenses	497.8	809.7	1,307.5
Amortization of deferred policy acquisition costs	200.0	251.2	451.2
General and administrative expenses	146.4	205.5	351.9
Underwriting income	244.0	50.7	294.7
Corporate expenses			(93.8)
Net investment income			190.3
Realized and unrealized investment gains			46.3
Realized and unrealized investment (losses)			(14.7)
Change in fair value of loan notes issued by variable interest entities			(18.6)
Change in fair value of derivatives			(15.2)
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange (losses)			5.6
Other income			4.5
Other expenses			(1.7)
Income before tax			367.9
Income tax expense			(12.1)
Net income			$355.8

Net reserves for loss and loss adjustment expenses	$2,493.3	$1,907.5	$4,400.8
Ratios
Loss ratio	45.7%	61.5%	54.4%
Policy acquisition expense ratio	18.4	19.1	18.8
General and administrative expense ratio (1)	13.5	15.6	18.5
Expense ratio	31.9	34.7	37.3
Combined ratio	77.6%	96.2%	91.7%
 _______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Twelve Months Ended December 31, 2013
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,133.9	$1,512.8	$2,646.7
Net written premiums	1,082.0	1,217.7	2,299.7
Gross earned premiums	1,126.6	1,366.8	2,493.4
Net earned premiums	1,073.0	1,098.8	2,171.8
Underwriting Expenses
Losses and loss adjustment expenses	481.7	742.0	1,223.7
Amortization of deferred policy acquisition costs	207.2	214.8	422.0
General and administrative expenses	131.0	185.9	316.9
Underwriting income/(loss)	253.1	(43.9)	209.2
Corporate expenses			(51.2)
Net investment income			186.4
Realized and unrealized investment gains			56.9
Realized and unrealized investment (losses)			(20.5)
Change in fair value of derivatives			1.3
Interest expense on long term debt			(32.7)
Net realized and unrealized foreign exchange (losses)			(13.2)
Other income			8.2
Other expenses			(1.7)
Income before tax			342.7
Income tax expense			(13.4)
Net income			$329.3

Net reserves for loss and loss adjustment expenses	$2,646.8	$1,699.4	$4,346.2
Ratios
Loss ratio	44.9%	67.5%	56.3%
Policy acquisition expense ratio	19.3	19.5	19.4
General and administrative expense ratio (1)	12.2	16.9	16.9
Expense ratio	31.5	36.4	36.3
Combined ratio	76.4%	103.9%	92.6%
 ________________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Twelve Months Ended December 31, 2012
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,227.9	$1,355.4	$2,583.3
Net written premiums	1,156.9	1,090.0	2,246.9
Gross earned premiums	1,208.0	1,177.0	2,385.0
Net earned premiums	1,132.4	951.1	2,083.5
Underwriting Expenses
Losses and loss adjustment expenses	635.3	603.2	1,238.5
Amortization of deferred policy acquisition costs	207.8	173.4	381.2
General and administrative expenses	123.9	168.2	292.1
Underwriting income	165.4	6.3	171.7
Corporate expenses			(53.0)
Net investment income			204.9
Realized and unrealized investment gains			35.4
Realized and unrealized investment (losses)			(8.6)
Change in fair value of derivatives			(28.4)
Interest expense on long term debt			(30.9)
Net realized and unrealized foreign exchange gains			3.4
Other income			5.6
Other expenses			(4.7)
Income before tax			295.4
Income tax expense			(15.0)
Net income			$280.4

Net reserves for loss and loss adjustment expenses	$2,811.3	$1,469.4	$4,280.7
Ratios
Loss ratio	56.1%	63.4%	59.4%
Policy acquisition expense ratio	18.4	18.2	18.3
General and administrative expense ratio (1)	10.9	17.7	16.6
Expense ratio	29.3	35.9	34.9
Combined ratio	85.4%	99.3%	94.3%
_______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Australia/Asia	$130.1	$108.4	$139.3
Caribbean	19.7	14.4	12.2
Europe	113.9	112.2	113.0
United Kingdom	209.3	166.4	168.6
United States & Canada(1)	1,357.3	1,179.6	1,106.9
Worldwide excluding United States (2)	116.2	145.7	151.7
Worldwide including United States(3)	851.8	827.4	810.8
Others	104.4	92.6	80.8
Total	$2,902.7	$2,646.7	$2,583.3
 ______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the twelve months ended December 31, 2014, 2013 and 2012:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Fixed income securities — Available for sale	$151.1	$155.6	$181.3
Fixed income securities — Trading	26.7	20.3	16.5
Short-term investments — Available for sale	1.4	2.1	3.1
Fixed term deposits (included in cash and cash equivalents)	3.3	5.3	6.5
Equity securities — Available for sale	4.1	5.6	6.2
Equity securities — Trading	13.0	7.0	—
Catastrophe bonds — Trading	1.3	—	—
Total	200.9	195.9	213.6
Investment expenses	(10.6)	(9.5)	(8.7)
Net investment income	$190.3	$186.4	$204.9

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$10.3	$18.2	$7.6
Fixed income securities — gross realized (losses)	(5.9)	(7.4)	(0.4)
Equity securities — gross realized gains	12.9	18.0	4.3
Equity securities — gross realized (losses)	(0.8)	(0.3)	(4.9)
Total other-than-temporary impairments	(2.4)	—	(3.0)
Trading:
Fixed income securities — gross realized gains	7.3	9.5	9.8
Fixed income securities — gross realized (losses)	(2.5)	(2.9)	(0.3)
Equity securities — gross realized gains	7.8	2.1	—
Equity securities — gross realized (losses)	(3.1)	(0.6)	—
Catastrophe bonds — trading	0.4	—	—
Net change in gross unrealized gains	7.6	6.1	10.5
Other investments:
Gross realized and unrealized gains in Cartesian	—	3.0	3.2
Other realized losses	—	(9.3)	—
Total net realized and unrealized investment gains recorded in the statement of operations	$31.6	$36.4	$26.8

Change in available for sale net unrealized gains/(losses):
Fixed income securities	47.7	(209.6)	2.7
Equity securities	(10.0)	11.2	16.4
Total change in pre-tax available for sale unrealized gains/(losses)	37.7	(198.4)	19.1
Change in taxes	(2.8)	13.7	(9.3)
Total change in net unrealized gains/(losses), net of taxes recorded in other comprehensive income	$34.9	$(184.7)	$9.8

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its cost or amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the twelve months ended December 31, 2014 was $2.4 million (2013 —$Nil). For a more detailed description of accounting policies for OTTI, please refer to Note 2 (c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents” of these consolidated financial statements.
Other realized losses. On December 16, 2013, the Company redeemed its $250.0 million 6.00% Senior Notes due to mature August 16, 2014. This early redemption resulted in a realized loss of $9.3 million, which is reflected in realized and unrealized investment losses recorded in the statement of operations.

Balance Sheet
Fixed Income Securities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at December 31, 2014 and December 31, 2013:

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,074.2	$21.5	$(1.3)	$1,094.4
U.S. agency	190.0	7.5	(0.1)	197.4
Municipal	29.1	2.4	—	31.5
Corporate	2,244.7	79.9	(5.2)	2,319.4
Non-U.S. government-backed corporate	76.8	1.2	—	78.0
Foreign government	648.6	17.3	(0.2)	665.7
Asset-backed	141.3	2.4	(0.2)	143.5
Non-agency commercial mortgage-backed	41.5	3.3	—	44.8
Agency mortgage-backed	1,016.7	40.8	(2.2)	1,055.3
Total fixed income securities — Available for sale	5,462.9	176.3	(9.2)	5,630.0
Total short-term investments — Available for sale	258.2	0.1	—	258.3
Total equity securities — Available for sale	82.6	27.3	—	109.9
Total	$5,803.7	$203.7	$(9.2)	$5,998.2

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,004.7	$21.2	$(5.5)	$1,020.4
U.S. agency	258.5	11.4	(0.8)	269.1
Municipal	32.3	0.9	(0.4)	32.8
Corporate	2,005.6	82.5	(18.7)	2,069.4
Non-U.S. government-backed corporate	83.4	1.4	(0.2)	84.6
Foreign government	772.0	11.2	(4.3)	778.9
Asset-backed	119.8	2.8	(0.3)	122.3
Non-agency commercial mortgage-backed	56.9	5.7	—	62.6
Agency mortgage-backed	1,116.7	30.6	(18.3)	1,129.0
Total fixed income securities — Available for sale	5,449.9	167.7	(48.5)	5,569.1
Total short-term investments — Available for sale	160.3	—	—	160.3
Total equity securities — Available for sale	112.2	37.8	(0.5)	149.5
Total	$5,722.4	$205.5	$(49.0)	$5,878.9

Fixed Income Securities, Short Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at December 31, 2014 and December 31, 2013:

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. agency	$0.2	$—	$—	$0.2
Municipal	1.1	—	—	1.1
Corporate	520.9	11.7	(2.8)	529.8
Foreign government	137.3	4.3	(1.5)	140.1
Asset-backed	14.6	0.1	—	14.7
Bank loans	86.8	—	(1.7)	85.1
Total fixed income securities — Trading	760.9	16.1	(6.0)	771.0
Total short-term investments — Trading	0.2	—	—	0.2
Total equity securities — Trading	585.2	55.5	(24.7)	616.0
Total catastrophe bonds — Trading	34.4	0.4	—	34.8
Total	$1,380.7	$72.0	$(30.7)	$1,422.0

	As at December 31, 2013
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$22.7	$—	$(0.7)	$22.0
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	469.8	10.3	(5.3)	474.8
Foreign government	136.5	1.2	(1.5)	136.2
Asset-backed	12.7	0.1	—	12.8
Bank loans	69.1	0.3	(0.3)	69.1
Total fixed income securities — Trading	712.1	11.9	(7.8)	716.2
Total equity securities — Trading	281.6	34.0	(4.7)	310.9
Total catastrophe bonds — Trading	5.8	—	—	5.8
Total	$999.5	$45.9	$(12.5)	$1,032.9
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.
In May 2014, the Company sold its BB High Yield Bonds portfolio for net proceeds of $25.1 million. As of December 31, 2014, the Company had invested $85.1 million in a U.S. Dollar BB Bank Loans trading portfolio and increased its investments in equities by $240.0 million in the twelve months ended December 31, 2014. In August 2013, the Company invested in a $200.0 million BBB Emerging Market Debt portfolio, which is reported above in corporate and foreign government securities.
Catastrophe bonds. The Company has invested in catastrophe bonds with a total value of $34.8 million, as of December 31, 2014.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2020.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the geographic region of the United States, Canada, the North Atlantic, Japan and Australia.
Other Investments. The Company previously had an investment in Cartesian Iris Offshore Fund L.P (“Cartesian”), which provided capital to Iris Re, a Class 3 Bermuda reinsurer (“Iris Re”). The Company determined that Cartesian had the characteristics of a variable interest entity that are addressed by the guidance in ASC 810, Consolidation and was equity accounted rather than being consolidated by the Company. On June 29, 2013, the Company notified Cartesian Capital Group of its intention to withdraw the Company’s investment in Cartesian and to terminate the services provided to Iris Re. The termination took effect on January 1, 2014 and the Company received a final settlement of $39.3 million. In the twelve months ended December 31, 2014, the change in the value of the Company’s investment in Cartesian was $Nil (December 31, 2013 — gain of $3.0 million; December 31, 2012 — gain of $3.2 million). Changes in the value were recognized in realized and unrealized investment gains and losses in the consolidated statement of operations.
On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810-10, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value approximates fair value.
The table below shows the Company’s investments in Cartesian and Chaspark for the twelve months ended December 31, 2014 and 2013:

	Cartesian	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2014	$39.3	$8.7	$48.0
Distribution for the twelve months to December 31, 2014	(39.3)	—	(39.3)
Closing value of investment as at December 31, 2014	$—	$8.7	$8.7

Opening undistributed value of investment as at January 1, 2013	$36.3	$8.7	$45.0
Unrealized gain for the twelve months to December 31, 2013	3.0	—	3.0
Closing value of investment as at December 31, 2013	$39.3	$8.7	$48.0

Fixed Income Securities. The scheduled maturity distribution of the Company’s available for sale fixed income securities as at December 31, 2014 and December 31, 2013 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2014
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$590.2	$594.7	AA
Due after one year through five years	2,552.0	2,620.8	AA-
Due after five years through ten years	1,023.5	1,059.9	A+
Due after ten years	97.7	111.0	A+
Subtotal	4,263.4	4,386.4
Non-agency commercial mortgage-backed	41.5	44.8	AA+
Agency mortgage-backed	1,016.7	1,055.3	AA+
Asset-backed	141.3	143.5	AAA
Total fixed income securities — Available for sale	$5,462.9	$5,630.0

	At December 31, 2013
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$694.8	$700.0	AA
Due after one year through five years	2,376.1	2,438.0	AA-
Due after five years through ten years	1,003.9	1,032.8	A+
Due after ten years	81.7	84.4	AA-
Subtotal	4,156.5	4,255.2
Non-agency commercial mortgage-backed	56.9	62.6	AA+
Agency mortgage-backed	1,116.7	1,129.0	AA+
Asset-backed	119.8	122.3	AAA
Total fixed income securities — Available for sale	$5,449.9	$5,569.1
Guaranteed Investments. As at December 31, 2014, the Company held $2.5 million (December 31, 2013 — $2.3 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated Caa3 or higher (December 31, 2013 — two municipal securities, both rated BBB- or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Losses. The following tables summarize as at December 31, 2014 and December 31, 2013, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	December 31, 2014
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$166.1	$(0.5)	$79.4	$(0.8)	$245.5	$(1.3)	39
U.S. agency	25.1	—	4.9	(0.1)	30.0	(0.1)	7
Municipal	—	—	—	—	—	—	0
Corporate	459.4	(2.1)	171.3	(3.1)	630.7	(5.2)	274
Non-U.S. government-backed corporate	0.7	—	—	—	0.7	—	1
Foreign government	30.4	—	44.2	(0.2)	74.6	(0.2)	16
Asset-backed	43.7	(0.1)	11.7	(0.1)	55.4	(0.2)	43
Agency mortgage-backed	64.7	(0.3)	111.7	(1.9)	176.4	(2.2)	48
Total fixed income securities — Available for sale	790.1	(3.0)	423.2	(6.2)	1,213.3	(9.2)	428
Total short-term investments — Available for sale	4.6	—	—	—	4.6	—	3
Total	$794.7	$(3.0)	$423.2	$(6.2)	$1,217.9	$(9.2)	431

	December 31, 2013
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$293.9	$(5.5)	$—	$—	$293.9	$(5.5)	51
U.S. agency	72.1	(0.8)	—	—	72.1	(0.8)	18
Municipal	5.5	(0.2)	1.3	(0.2)	6.8	(0.4)	7
Corporate	695.4	(16.8)	23.4	(1.9)	718.8	(18.7)	372
Non-U.S. government-backed corporate	21.8	(0.2)	4.9	—	26.7	(0.2)	8
Foreign government	239.7	(4.1)	8.5	(0.2)	248.2	(4.3)	44
Asset-backed	50.2	(0.3)	—	—	50.2	(0.3)	51
Agency mortgage-backed	491.8	(18.3)	1.2	—	493.0	(18.3)	123
Total fixed income securities — Available for sale	1,870.4	(46.2)	39.3	(2.3)	1,909.7	(48.5)	674
Total short-term investments — Available for sale	7.7	—	—	—	7.7	—	6
Total equity securities — Available for sale	6.0	(0.4)	2.3	(0.1)	8.3	(0.5)	7
Total	$1,884.1	$(46.6)	$41.6	$(2.4)	$1,925.7	$(49.0)	687

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the twelve months ended December 31, 2014, 2013 and 2012:

	For the Twelve Months Ended
	December 31, 2014	December 31, 2013	December 31, 2012
	($ in millions)
(Purchases) of fixed income securities — Available for sale	$(2,005.0)	$(2,129.8)	$(1,529.6)
(Purchases) of fixed income securities — Trading	(653.4)	(763.4)	(300.8)
(Purchases) of equity securities — Available for sale	—	(2.5)	(53.1)
(Purchases) of equity securities — Trading	(361.0)	(304.4)	—
Proceeds from sales and maturities of fixed income securities — Available for sale	1,909.5	1,872.3	1,416.5
Proceeds from sales and maturities of fixed income securities — Trading	615.9	486.0	257.2
Proceeds from sales of equity securities — Available for sale	40.0	82.2	46.9
Proceeds from sales of equity securities — Trading	62.2	24.1	—
Net change in (payable)/receivable for securities (purchased)/sold	2.8	(0.9)	1.1
Net (purchases)/sales of short-term investments — Available for sale	(110.3)	258.2	(122.7)
Net (purchases)/sales of short-term investments — Trading	(0.2)	2.4	—
Investment in Chaspark Maritime Holdings Ltd	—	—	(8.7)
Net (purchases) of catastrophe bonds — Trading	$(28.7)	$(5.8)	$—
Net sales of other investments	$39.3	$—	$—
Net (purchases) for the year	$(488.9)	$(481.6)	$(293.2)

7.	Variable Interest Entities
As at December 31, 2014, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark, with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6, “Investments” in these consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the twelve months ended December 31, 2014, there was no change in the value of the Company’s investment in Chaspark (December 31, 2013 —$Nil. The adjusted carrying value approximates fair value.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer~~,~~ formed to provide additional collateralized capacity to support Aspen Re’s reinsurance business through retrocession agreements which will be collateralized and funded by Silverton through the issuance of one or more series of loan notes. Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda.
The proceeds of $65.0 million (of which $50.0 million was issued to third parties) from the issuance of Silverton’s Series 2014-1 Participating Notes on December 27, 2013 (“2014 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2014. The holders of the 2014 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2014-1 Segregated Account. Any existing value of the 2014 Loan Notes will be returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 16, 2016 maturity date. The fair value of the 2014 Loan Notes at December 31, 2014 was $89.2 million (of which $68.6 million is held by external investors). Using current loss estimates Silverton will distribute $88.2 million (of which $67.9 million is held by external investors) to its noteholders during 2015. The $67.9 million due to external investors has been classified as a current liability in the Company’s consolidated financial statements with the balance of $0.7 million classified as long term debt. The total aggregate unpaid balance of the 2014 Loan Notes held by third parties and those held by Aspen Holdings is $89.2 million. The Company’s maximum loss exposure to the 2014 Loan Notes is $20.6 million which is the fair value of its holdings as at December 31, 2014 due to mature on September 16, 2016.
The proceeds of $85.0 million (of which $70.0 million was issued to third parties) from the issuance of Silverton’s Series 2015-1 Participating Notes on December 23, 2014 (“2015 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2015. The holders of the 2015 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2015-1 Segregated Account. Any existing value of the 2015 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 18, 2017 maturity date. The fair value of the 2015 Loan Notes at December 31, 2014 is $85.0 million (of which $70.0 million is held by external investors). The $70.0 million of the 2015 Loan Notes held by external investors is classified as long term debt in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2015 Loan Notes held by third parties and those held by Aspen Holdings is $85.0 million. The Company’s maximum loss exposure to the 2015 Loan Notes is its $15.0 million which is the fair value of its holdings as at December 31, 2014 due to mature on September 18, 2017.
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
The tables below show the Company’s liabilities associated with the third-party investments in Silverton for the twelve months ended December 31, 2014 and 2013:

Twelve Months Ended December 31, 2014
($ in millions)
Beginning balance as at January 1, 2014	$(50.0)
Total change in fair value included in the statement of operations	(18.6)
Notes issued during the period	(70.0)
Balance as at December 31, 2014	$(138.6)

Twelve Months Ended December 31, 2013
($ in millions)
Beginning balance as at January 1, 2013	$—
Notes issued during the period	(50.0)
Balance as at December 31, 2013	$(50.0)

8.	Fair Value Measurements
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
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at December 31, 2014 and December 31, 2013:

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,094.4	$—	$—	$1,094.4
U.S. agency	—	197.4	—	197.4
Municipal	—	31.5	—	31.5
Corporate	—	2,319.4	—	2,319.4
Non-U.S. government-backed corporate	—	78.0	—	78.0
Foreign government	456.5	209.2	—	665.7
Asset-backed	—	143.5	—	143.5
Non-agency commercial mortgage-backed	—	44.8	—	44.8
Agency mortgage-backed	—	1,055.3	—	1,055.3
Total fixed income securities available for sale, at fair value	1,550.9	4,079.1	—	5,630.0
Short-term investments available for sale, at fair value	229.3	29.0	—	258.3
Equity investments available for sale, at fair value	109.9	—	—	109.9
Held for trading financial assets, at fair value
U.S. agency	—	0.2	—	0.2
Municipal	—	1.1	—	1.1
Corporate	—	529.8	—	529.8
Foreign government	36.1	104.0	—	140.1
Asset-backed	—	14.7	—	14.7
Bank loans	—	85.1	—	85.1
Catastrophe bonds	—	34.8	—	34.8
Total fixed income securities trading, at fair value	36.1	769.7	—	805.8
Short-term investments trading, at fair value	0.1	0.1	—	0.2
Equity investments trading, at fair value	616.0	—	—	616.0
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	7.9	—	7.9
Derivatives at fair value — interest rate swaps	—	0.1	—	0.1
Liabilities under derivative contracts — foreign exchange contracts	—	(14.3)	—	(14.3)
Loan notes issued by variable interest entities, at fair value	—	—	(70.7)	(70.7)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(67.9)	(67.9)
Total	$2,542.3	$4,871.6	$(138.6)	$7,275.3

There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2014. There were no assets or liabilities that were classified as Level 3 as at December 31, 2014, except for the loan notes issued by the VIEs. There were no maturities, settlements, gains or transfers in or out of Level 3. For more information, see Note 7, “Variable Interest Entities” of these consolidated financial statements.

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
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2013 and no assets or liabilities were classified as Level 3 as at December 31, 2013, except for the loan notes issued by the VIEs.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2014:

Reconciliation of Liabilities Using Level 3 Inputs	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
	($ in millions)
Balance at the beginning of the period	$(50.0)	$—
Total change in fair value included in the statement of operations	(18.6)	—
Notes issued during period	(70.0)	(50.0)
Balance at the end of the period	$(138.6)	$(50.0)
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and are carried at fair value. At December 31, 2014 and December 31, 2013, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

At December 31, 2014, the Company obtained an average of 2.0 quotes per fixed income investment, compared to 2.6 quotes at December 31, 2013. Pricing sources used in pricing fixed income investments at December 31, 2014 and December 31, 2013 were as follows:

	As at December 31, 2014	At December 31, 2013
Index providers	84%	85%
Pricing services	11	12
Broker-dealers	5	3
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers at December 31, 2014 and December 31, 2013 is provided below:

	As at December 31, 2014		At December 31, 2013
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,044.4	95%	$998.5	96%
U.S. agency	186.9	95%	255.3	95%
Municipal	13.7	42%	14.5	43%
Corporate	2,731.1	96%	2,400.8	94%
Non-U.S. government-backed corporate	48.7	62%	55.9	66%
Foreign government	504.4	63%	605.8	66%
Asset-backed	140.5	89%	130.6	97%
Non-agency commercial mortgage-backed	44.8	100%	61.0	97%
Agency mortgage-backed	680.6	64%	830.6	74%
Total fixed income securities	$5,395.1	84%	$5,353.0	85%

Equities	$725.9	100%	$460.4	100%
Total fixed income securities and equity investments	$6,121.0	86%	$5,813.4	86%
The Company, in conjunction with its third-party accounting service provider, obtains an understanding of the methods, models and inputs used by the third-party pricing service and index providers to assess the ongoing appropriateness of vendors’ prices. The Company and its third-party accounting service provider also have controls in place to validate that amounts provided represent fair values. Processes to validate and review pricing include, but are not limited to:

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
Foreign Government. The issuers for securities in this category are non-U.S. governments and their agencies. The fair values of non-U.S. government bonds, primarily sourced from international indices, are based on unadjusted market prices in active markets and are therefore classified within Level 1. The fair values of the non-U.S. agency securities, again primarily sourced from international indices, are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of non-U.S. agency securities are classified within Level 2. In addition, foreign government securities includes a portion of the BBB Emerging Market Debt portfolio which is also classified within Level 2.
Corporate. Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the FDIC program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities includes BB High Yield Bonds and a portion of the BBB Emerging Market Debt portfolio. The Company classifies all of these securities within Level 2.
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

Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. At December 31, 2014, the Company obtained an average of 4.0 quotes per equity investment, compared to 4.9 quotes as at December 31, 2013. Pricing sources used in pricing equities at December 31, 2014 and December 31, 2013 were all provided by index providers.
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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) loan notes with a maturity date of September 16, 2016. During the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) loan notes with a maturity date of September 18, 2017. The Company has elected to account for the loan notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The loan notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the fair value hierarchy. The loan notes are unique because their valuation is linked to the specific risks of the Company’s property catastrophe reinsurance contracts.
To determine the fair value of the loan notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreements. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses is the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the loan notes while a decrease in reserves would normally result in an increase in the fair value of the loan notes. The observable and unobservable inputs used to determine the fair value of the 2015-1 and 2014-1 loan notes as at December 31, 2014 and 2013 are presented in the tables below:

At December 31, 2014	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$138.6	Internal Valuation Model	Gross premiums written (O)	$—	$40.0
			Reserve for losses (U)	$—	$4.6
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$120.0	$120.0

At December 31, 2013	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$50.0	Internal Valuation Model	Gross premiums written (O)	$—	$40.0
			Reserve for losses (U)	$—	$1.4
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$50.0	$50.0
The observable and unobservable inputs represent the potential variation around the inputs used in the valuation model. The 2015-1 loan notes were not on risk as at December 31, 2014 and as no gross premiums were written at that date the minimum value of gross premiums written value was $Nil. The high premium value represents the actual premiums assumed by Silverton for the 2014-1 loan notes. Reserves for losses for the 2015-1 loan notes were $Nil as no contracts were written as at December 31, 2014, the high value is the estimate of losses assumed by the 2014-1 Loan notes. The contract period is defined in the Silverton loan agreements and the initial value represents the funds received from third parties.

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
Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. For more information on reinsurance recoverables, please refer to Note 21, “Concentrations of Credit Risk — Reinsurance recoverables” of these consolidated financial statements.
The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
	($ in millions)
Premiums written:
Direct	$1,729.9	$1,512.8	$1,355.4
Assumed	1,172.8	1,133.9	1,227.9
Ceded	(387.5)	(347.0)	(336.4)
Net premiums written	$2,515.2	$2,299.7	$2,246.9

Premiums earned:
Direct	$1,599.0	$1,366.8	$1,177.0
Assumed	1,137.6	1,126.6	1,208.0
Ceded	(331.3)	(321.6)	(301.5)
Net premiums earned	$2,405.3	$2,171.8	$2,083.5

Insurance losses and loss adjustment expenses:
Direct	$908.2	$829.4	$763.0
Assumed	496.9	459.4	650.1
Ceded	(97.6)	(65.1)	(174.6)
Net insurance losses and loss adjustment expenses	$1,307.5	$1,223.7	$1,238.5

10.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2014 and 2013:

		As at December 31, 2014			At December 31, 2013
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$951.3	$0.1	(1)	$1,000.0	$1.1	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$165.8	$7.9		$224.4	$5.9
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$237.6	$(10.5)		$57.5	$(2.9)

(1)
Net of $22.3 million of cash collateral provided to counterparties, Goldman Sachs International ($451.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective International Swap Dealers Association agreements, as security for the Company’s net liability position (December 31, 2013 — $34.3 million).

		As at December 31, 2014			At December 31, 2013
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$135.8	$(3.8)	(1)	$—	$—	(1)

(1)	Net of $Nil cash collateral (December 31, 2013 — $Nil).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the twelve months ended December 31, 2014 and 2013:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income
		Twelve Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	December 31, 2014	December 31, 2013
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(7.7)	$(1.3)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(7.2)	$2.6

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income
		Twelve Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	December 31, 2014	December 31, 2013
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(0.3)	$—
Foreign Exchange Contracts	Net change from current period hedged transactions	$(3.8)	$—
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

As at December 31, 2014, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate value of $403.4 million (2013— $281.9 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2014, the impact of foreign exchange contracts on net income was a charge of $7.7 million (December 31, 2013 — charge of $1.3 million).
As at December 31, 2014, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate value of $135.8 million (2013— $Nil). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the twelve months ended December 31, 2014, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $3.8 million (December 31, 2013 — $Nil) and the impact of foreign exchange contracts on net income representing the expired contracts was a charge of $0.3 million (December 31, 2013 — charge of $Nil).
Interest Rate Swaps. As at December 31, 2014, the Company held fixed for floating interest rate swaps with a total notional amount of $951.3 million (December 31, 2013 — $1.0 billion) that are due to mature between November 26, 2015 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the twelve months ended December 31, 2014, there was a loss of $7.2 million (December 31, 2013 — gain of $2.6 million). During 2014, $48.7 million in notional amount of our interest rate swaps rolled off.
As at December 31, 2014, cash collateral with a fair value of $22.3 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million). As at December 31, 2014, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2013 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at December 31, 2014, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
	($ in millions)
Balance at the beginning of the period	$262.2	$223.0
Acquisition costs deferred	488.0	461.2
Amortization of deferred policy acquisition costs	(451.2)	(422.0)
Balance at the end of the period	$299.0	$262.2

12.     Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and LAE reserves for the twelve months ended December 31, 2014, 2013 and 2012:

	As at December 31,
	2014	2013	2012
	($ in millions)
Provision for losses and LAE at the start of the year	$4,678.9	$4,779.7	$4,525.2
Less reinsurance recoverable	(332.7)	(499.0)	(426.6)
Net loss and LAE at the start of the year	4,346.2	4,280.7	4,098.6

Net loss and LAE expenses (disposed)	(24.2)	(34.6)	(9.0)
Provision for losses and LAE for claims incurred:
Current year	1,411.6	1,331.4	1,375.9
Prior years	(104.1)	(107.7)	(137.4)
Total incurred	1,307.5	1,223.7	1,238.5
Losses and LAE payments for claims incurred:
Current year	(112.1)	(172.8)	(244.3)
Prior years	(995.6)	(912.3)	(835.7)
Total paid	(1,107.7)	(1,085.1)	(1,080.0)

Foreign exchange (gains)/losses	(121.0)	(38.5)	32.6

Net losses and LAE reserves at the end of the year	4,400.8	4,346.2	4,280.7
Plus reinsurance recoverable on unpaid losses at the end of the year	350.0	332.7	499.0
Provision for losses and LAE at the end of the year	$4,750.8	$4,678.9	$4,779.7
For the twelve months ended December 31, 2014, there was a reduction of $104.1 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $107.7 million for the twelve months ended December 31, 2013. The Company disposed of $24.2 million of its reserves relating to commutations during the twelve months ended December 31, 2014 (December 31, 2013 — $34.6 million, December 31, 2012 — $9.0 million). For additional information on the reserve releases, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” above.

13.	Income Taxes
Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermudian income or capital gains and they have received an undertaking from the Bermuda Minister of Finance that, in the event of any Bermudian income or capital gains taxes being imposed, they will be exempt from those taxes until March 31, 2035. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 34%. Under the current laws of England and Wales, Aspen U.K., AUL and Aspen Managing Agency Limited (“AMAL”) are taxed at the U.K. corporate tax rate which has reduced from 23% to 21% effective as at April 1, 2014. This rate reduction was enacted on July 17, 2013 and has been reflected in current year income tax disclosures. A further reduction of the U.K. corporate tax rate to 20% from April 1, 2015 was also enacted on July 17, 2013. The reduction in 2015 has been reflected in deferred taxation disclosures.
Total income tax for the twelve months ended December 31, 2014, 2013 and 2012 is allocated as follows:

	Twelve Months Ended December 31,
	2014	2013	2012
	($ in millions)
Income tax expense on income	$12.1	$13.4	$15.0
Income tax (benefit)/expense on other comprehensive income	(5.1)	(13.7)	9.3
Income tax (benefit) charged directly to shareholders’ equity	(1.2)	(1.5)	(2.4)
Total income tax expense/(benefit)	$5.8	$(1.8)	$21.9
Income/(loss) before tax and income tax expense/(benefit) attributable to that income/(loss) consists of:

	Twelve Months Ended December 31, 2014
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
U.S.	$(24.1)	$0.8	$—	$0.8
Non-U.S.	392.0	22.6	(11.3)	11.3
Total	$367.9	$23.4	$(11.3)	$12.1

	Twelve Months Ended December 31, 2013
	(Loss)/income before tax	Current income tax expense	Deferred income tax expense	Total income tax expense
	($ in millions)
U.S.	$(12.2)	$3.8	$—	$3.8
Non-U.S.	354.9	5.9	3.7	9.6
Total	$342.7	$9.7	$3.7	$13.4

	Twelve Months Ended December 31, 2012
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
U.S.	$(58.3)	$4.4	$—	$4.4
Non-U.S.	353.7	18.4	(7.8)	10.6
Total	$295.4	$22.8	$(7.8)	$15.0

The weighted average expected tax provision has been calculated using the pre-tax accounting income/loss in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. The expected tax rate in Bermuda, the Company’s country of domicile, is zero. Application of the weighted average tax rate for operations in other jurisdictions produces an expected tax (benefit)/expense as shown in the table below.
The reconciliation between the provision for income taxes and the expected tax at the weighted average rate provision is provided below:

	Twelve Months Ended December 31,
	2014	2013	2012
Income Tax Reconciliation	($ in millions)
Expected tax (benefit)/expense at weighted average rate	$(7.3)	$(7.5)	$(14.4)
Prior year adjustments (1)	(0.6)	(4.2)	(4.9)
Valuation provision on U.S. deferred tax assets	12.7	15.1	26.7
Uncertain tax positions	5.3	8.5	9.6
Non-utilizable foreign tax credits	—	2.6	—
Disallowable expenses	1.8	1.6	1.2
Other non-taxable items	—	(0.2)	(2.4)
Impact of changes in statutory tax rates	0.2	(2.5)	(0.8)
Total income tax expense	$12.1	$13.4	$15.0
________________
(1) The submission dates for filing income tax returns for the Company’s U.S. and U.K. operating subsidiaries are after the submission date of the Company’s Annual Report on Form 10-K. The final tax liabilities may differ from the estimated tax provisions included in the Annual Report on Form 10-K and may result in prior year adjustments being reported.

For 2014, the prior period adjustment of $0.6 million relates to the determination of results under U.K. GAAP, upon which the tax returns are based.  This can only be reasonably determined on an accurate basis after the Company’s Annual Report on Form 10-K has been filed.
For 2013, the prior period adjustment of $4.2 million includes a $2.0 million credit in respect of a change of accounting policy related to deferred acquisition costs under U.K. GAAP and a $2.0 million credit relating to the final determination of the equalization reserves required under U.K. GAAP, which can only be reasonably calculated on an accurate basis once the Prudential Regulation Authority Return has been finalized. Finalization of this return takes place after the Company’s Annual Report on Form 10-K has been filed.
For 2012, the $4.9 million prior year adjustment included a reclassification of a $3.9 million income tax charge to Other Comprehensive Income relating to unrealized investment gains (giving rise to a credit in the Income Statement), and a $1.0 million credit relating to an adjustment to the valuation of deductible employee stock awards.
Uncertain tax positions.  Unrecognized tax benefits relate to prior period tax positions. As at December 31, 2013 they totaled $23.9 million, representing $10.0 million in relation to tax deductions for certain interest payments, $13.5 million relating to the adjustment to equity reserves and $0.4 million relating to tax deductions for certain expenses. During the year ended December 31, 2014, there was an increase in unrecognized benefits of $5.3 million in respect of tax deductions for interest payments, bringing the balance to $29.2 million.
Unrecognized tax benefits may reduce the effective tax rate if recognized. It is possible that the entire balance of unrecognized tax benefits, totaling $29.2 million, could be eliminated following completion of tax examinations into these matters. During the twelve months ended December 31, 2014, the Company did not recognize or accrue any costs in respect of interest or penalties relating to uncertain tax positions (December 31, 2013 — $Nil).

	Twelve Months Ended December 31,
	2014	2013
	($ in millions)
Unrecognized tax benefits balance at January 1	$23.9	$15.4
Gross increases/(decreases) for tax positions of prior years	5.3	8.5
Gross increases/(decreases) for tax positions of current year	—	—
Unrecognized tax benefits balance at December 31	$29.2	$23.9
The Company accrues interest and penalties, if applicable, as income tax expenses. The Company does not believe it will be subject to any penalties in any open tax years and has not accrued any such amounts during the twelve months ended December 31, 2014 (December 31, 2013 — $Nil).
Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2010 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for the 2011 and later tax years.

14.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31,
	2014	2013
	($ in millions)
Deferred tax assets:
Share options	$2.8	$3.9
Operating loss carry forwards	94.4	80.9
Loss reserves	1.8	1.7
Unrealized losses on investments	—	13.3
Accrued expenses	11.2	8.4
Foreign tax credits	13.0	7.5
Unearned premiums	4.9	6.5
Timing differences on fixed assets	8.7	5.6
Other temporary differences	6.7	8.5
Total gross deferred tax assets	143.5	136.3
Less valuation allowance	(106.5)	(93.8)
Net deferred tax assets	$37.0	$42.5

Deferred tax liabilities:
Equalization provision reserves	$(32.1)	$(34.1)
Intangible assets (other)	(2.2)	(1.8)
Unrealized (gains) on investments	(1.5)	(0.2)
Deferred policy acquisition costs	(2.0)	(4.2)
Other temporary differences	(2.3)	(0.6)
Total gross deferred tax (liabilities)	(40.1)	(40.9)

Net deferred tax (liability)/asset	$(3.1)	$1.6
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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and operating losses become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. At December 31, 2014, the Company had net operating losses carried forward for U.S. Federal income tax purposes of $267.4 million (2013 — $230.6 million) which are available to offset future U.S. Federal taxable income, if any, with expiry periods between 2026 and 2034. For U.S. Federal income tax purposes, the Company also has capital loss carryforwards of $1.3 million, with expiry periods between 2015 and 2016, and charitable contribution carryforwards of $0.6 million, with expiry periods between 2015 and 2019. A full valuation provision on U.S. deferred tax assets (which includes these loss carryforwards) has been recognized at December 31, 2014 as management believes that it is more likely than not that a tax benefit will not be realized. A valuation allowance of $106.5 million has been established against U.S. deferred tax assets (2013 — $93.8 million). The increase in valuation allowance totals $12.7 million with $12.7 million recorded in the consolidated income statement and $Nil recorded in other comprehensive income.

15.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital at December 31, 2014 and 2013:

	As at December 31, 2014		At December 31, 2013
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631

Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	62,017,368	94	65,546,976	99
Issued 7.401% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		129		134
Additional paid-in capital as at December 31, 2014 was $1,134.3 million (December 31, 2013 — $1,297.4 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2013 — $568.2 million) less issue costs of $12.4 million (December 31, 2013 — $12.4 million).

(a)    Ordinary Shares
The following table summarizes transactions in the Company’s ordinary shares during the years ended December 31, 2014 and 2013:

	Number of Ordinary Shares
	2014	2013
Ordinary shares in issue at the beginning of the year	65,546,976	70,753,723
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	756,676	1,374,567
Ordinary shares issued to non-employee directors	3,573	44,000
Ordinary shares repurchased	(4,289,857)	(8,461,174)
Ordinary shares issued in respect of the redemption of the PIERS	—	1,835,860
Ordinary shares in issue at the end of the year	62,017,368	65,546,976
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
Ordinary Share Repurchases in 2014. Under open market repurchases, the Company acquired and cancelled a total of 4,289,857 ordinary shares for the twelve months ended December 31, 2014. The total consideration paid for the twelve months ended December 31, 2014 was $180.9 million with the average price for the twelve months ended December 31, 2014 being $42.16. The Company had $43.3 million remaining under its current share repurchase authorization as at December 31, 2014. On February 5, 2015, we announced a new share repurchase program of $500 million.

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
The 7.250% Preference Shares ranked equally with the PIERS and rank equally with the 7.401% Preference Shares and the 5.95% Preference Shares, discussed below, and have no fixed maturity date. The Company may redeem all or a portion of the Preference Shares at a redemption price of $25 per share on or after July 1, 2017.
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
Rights Agreement. On April 17, 2014, the Board of Directors of the Company resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights become exercisable. The Rights will not be exercisable until 10 business days after the public announcement that a person or group has acquired the beneficial ownership of 10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors). The Rights may be redeemed at any time at the discretion of the Board of Directors of the Company. As of December 31, 2014, no Rights have been exercisable or exercised. The rights agreement expires on April 17, 2015.

16.	Statutory Requirements and Dividends Restrictions
As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. As of December 31, 2014, there were no restrictions under Bermudian law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.  The ability of the Company’s Operating Subsidiaries to pay the Company dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies.
The company law of England and Wales prohibits Aspen U.K. or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each insurance company within its jurisdiction to maintain its solvency margin at all times. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K.  As at December 31, 2014 Aspen U.K. had an accumulated balance of retained losses of approximately $137.5 million and AUL had an accumulated balance of retained income of approximately £6.1 million. In addition, Aspen U.K. held a capital contribution reserve of $470.0 million which under certain circumstances would also be distributable.
Aspen Bermuda must comply with the provisions of the Companies Act regulating the payment of dividends and distributions. There were no significant restrictions under company law on the ability of Aspen Bermuda to pay dividends funded from its accumulated balances of retained income as at December 31, 2014.  Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. As at December 31, 2014, 25% of Aspen Bermuda’s statutory capital and surplus amounted to $513.1 million. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
Under both North Dakota and Texas law, insurance companies may only pay dividends out of earned surplus as distinguished from contributed surplus. As such, Aspen Specialty and AAIC could not pay a dividend as of December 31, 2014.
Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company, excluding its Lloyd’s syndicate, as at December 31, 2014 and December 31, 2013 were:

	As at December 31, 2014
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$56.9	$1,097.6	$202.2
Statutory capital and surplus	$394.1	$2,052.3	$989.8

	As at December 31, 2013
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$40.9	$1,068.2	$218.8
Statutory capital and surplus	$375.3	$1,907.4	$1,005.1

AUL as the sole corporate member of our Lloyd’s Syndicate is required to maintain Funds at Lloyd’s of $395.1 million. As at December 31, 2014, AUL had total funds at Lloyd’s of $411.2 million of which $377.3 million was provided by Aspen Bermuda.
The Bermuda Monetary Authority is the group supervisor of the Company. The laws and regulations of Bermuda require that the Company maintain a minimum amount of group statutory capital and surplus based on the enhanced capital requirement using the group standardized risk-based capital model of the Bermuda Monetary Authority. As of December 31, 2014, the Company’s enhanced capital requirement is 60% of the amount calculated. The Company is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight. As of December 31, 2014, the amount of group statutory capital and surplus maintained by the Company satisfied these regulatory requirements.

17.	Retirement Plans
The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20.0%. Total contributions by the Company to the retirement plans were $13.7 million in the twelve months ended December 31, 2014, $11.7 million in the twelve months ended December 31, 2013 and $11.1 million in the twelve months ended December 31, 2012.

18.	Share-Based Payments
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
The table below shows the number of Names’ options exercised and the number of shares issued since our initial public offering:

	Options Granted	Options Exercised	Ordinary Shares Issued
2002	3,006,760	—	—
2003	—	440,144	152,583
2004	—	856,218	135,321
2005	—	303,321	56,982
2006	—	34,155	3,757
2007	—	66,759	7,381
2008	—	20,641	3,369
2009	—	9,342	3,056
2010	—	149,895	49,538
2011	—	761,037	255,504
2012	—	365,248	116,510
Total as at December 31, 2013 and 2014	3,006,760	3,006,760	784,001

(b)	Employee Equity Incentives
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
Options. Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date was determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. In the case of Mr. O’Kane, the Compensation Committee on April 22, 2014, approved the extension of the expiration of the 2007 options by one year to May 4, 2015. No options were granted during the twelve months ended December 31, 2014 (2013 — Nil) and 84,018 options were exercised and shares issued in the twelve months ended December 31, 2014 (2013 — 904,242). No charges or tax charges against income were made in respect of employee options for the twelve months ended December 31, 2014 (2013 — $Nil; 2012 — $Nil).
The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2014.

	As at December 31, 2014
	Options Granted	Options Forfeited	Options Exercised	Outstanding and Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date	Remaining Contractual Time
Option Holder
2003 Option grants	3,884,030	712,906	3,171,124	—	$16.20	$5.31	expired
2004 Option grants	500,113	276,082	224,031	—	$24.44	$5.74	expired
2006 Option grants February 16	1,072,490	450,567	483,347	138,576	$23.65	$6.99	1 year, 2 months
2007 Option grants May 4 (1)	607,635	152,276	376,241	79,118	$27.28	$6.14	expired
________________

(1)	In the case of Mr. O’Kane, the expiration date for the 2007 options were extended for one year to May 4, 2015.
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
The intrinsic value of options exercised in the twelve months ended December 31, 2014 was $1.5 million (2013 — $17.2 million; 2012 — $18.7 million).

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant Date
	October 22, 2007	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003(1)
Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.7%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	—
Foreign currency volatility	—	—	—	—	—	9.4%

________________

(1)
The 2003 options had a price volatility of zero. The minimum value method was utilized because the Company was unlisted on the date that the options were issued. Foreign currency volatility of 9.4% was applied as the exercise price was initially in British Pounds and the share price of the Company is in U.S. Dollars.

The above table does not show the per share weighted average fair value and the related underlying assumptions for the 2005 options as the performance targets were not met and all options were forfeited.
Restricted Share Units. Restricted share units (“RSUs”) granted to employees vest over a two or three-year period, based on continued service. Some of the grants vest at year-end, while some other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. Holders of restricted share units will be paid one ordinary share for each unit that vests as soon as practicable following the vesting date. Holders of restricted share units generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their units vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents will be denominated in cash and paid in cash if and when the underlying RSUs vest.
The following table summarizes information about RSUs as at December 31, 2014:

	As at December 31, 2014
	Restricted Share Units
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2011 Grants	965,911	897,080	68,831	—
2012 Grants	350,899	208,744	47,533	94,622
2013 Grants	307,441	100,012	27,511	179,918
2014 Grants	259,640	—	15,068	244,572
Total	1,883,891	1,205,836	158,943	519,112
The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the consolidated income statement evenly over the vesting period. Compensation cost in respect of RSUs charged against income was $9.3 million for the twelve months ended December 31, 2014 (2013 — $7.6 million ; 2012 — $7.6 million) with a fair value adjustment for the twelve months ended December 31, 2014 of $3.1 million (2013 — $0.4 million; 2012 — $0.3 million). The total tax credit recognized by the Company in relation to RSUs in the twelve months ended December 31, 2014 was $2.2 million (2013 — $1.9 million; 2012 — $1.6 million).

Performance Shares. Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the assessment of the final performance target in the three-year period, and subject to the participant’s continued employment. The following table summarizes information about performance shares as at December 31, 2014:

	As at December 31, 2014
	Performance Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2011 Grants (1)	4,194,638	2,220,442	1,974,196	—
2012 Grants	344,131	241,367	102,764	—
2013 Grants (2)	250,066	127,153	43,728	79,185
2014 Grants (2)	315,389	122,056	4,100	189,233
Total	5,104,224	2,711,018	2,124,788	268,418

______________________

(1)
The amounts vested and forfeited in respect of the 2004 - 2011 performance share awards have been updated to reflect employees leaving after the financial reporting date but before the final vesting date.

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
If the ROE achieved in 2011 was:

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
At its meeting held on February 6, 2013, the Compensation Committee approved the vesting conditions for the portion of the 2011 performance share awards subject to 2013 performance testing.
If the ROE achieved in 2013 was:

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
Based on the achievement of a negative ROE of (5.3)% in 2011, one-third of the 2011 performance share award based on 2011 performance test was forfeited. Based on the achievement of a 2012 ROE of 10.0%, 100.0% of one-third of the 2011 performance share award based on the 2012 performance test was eligible for vesting, resulting in 169,981 performance shares being banked. Based on the achievement of a 2013 ROE of 11.7%, 117.0% of one-third of the 2011 performance share award was eligible for vesting, resulting in 303,247 performance shares being banked. A total of 473,228 performance shares were issued in 2014 in respect to the 2011 performance share award.
On February 2, 2012, the Compensation Committee approved the grant of 334,125 performance shares with a grant date of February 8, 2012. An additional grant of 10,006 performance shares was made on November 1, 2012. The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.
If the diluted BVPS growth achieved in 2012 was:

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
The 2013 and 2014 performance tests applicable to the 2012 performance share awards are described below under the 2013 performance share awards and the 2014 performance share awards, respectively.

2012 Performance Shares
Year	Split	Increase in BVPS	Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
Total	100.0%		75.4%
Based on the achievement of a BVPS growth in 2012 of 8.1%, 65.8% of one-third of the 2012 performance share awards were eligible for vesting, resulting in 62,930 performance shares being banked. Based on the achievement of a BVPS growth of 6.2% in 2013, as refined by the Compensation Committee as discussed further below, 31.6% of one-third of the 2012 performance award was eligible for vesting, resulting in 33,012 performance shares being banked. Based on the achievement of a BVPS growth in 2014 of 13.3%, as described further below, 129.0% of one-third of the 2012 performance share award is eligible for vesting, resulting in 145,425 performance share being banked. All banked 2012 performance share awards will be issuable upon filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
On February 6, 2013, the Compensation Committee approved the grant of 250,066 performance shares with a grant date of February 11, 2013. The performance shares are subject to a three-year vesting period with a separate BVPS growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula and will only be issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2013 was:

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

On February 5, 2014, the Compensation Committee approved the testing conditions of the performance share awards that were subject to the Company’s 2013 annual growth in BVPS test. For purposes of the annual growth in the diluted BVPS test for 2013, diluted BVPS was initially defined as the diluted BVPS, after adding back dividends, as described above. The approval by the Compensation Committee revises within the original terms the definition of diluted BVPS for purposes of the annual growth in diluted BVPS test for 2013 to reflect (i) the impact of all of the Company’s PIERS retired during the second quarter of 2013 and (ii) the variance between the Company’s assumptions of the price at which it would execute its share repurchase program in 2013 against the price at which it actually repurchased its ordinary shares. As a result of the 28.8% increase in the Company’s share price in 2013, the Company purchased a smaller quantity of ordinary shares than anticipated which adversely impacted the Company’s BVPS.

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
The 2014 performance test applicable to the 2013 performance share awards is described below under the 2014 performance share awards.

2013 Performance Shares
Year	Split	Increase in BVPS	Banked
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
2015	33.3%	NA	NA
Total	100.0%		53.5%
Based on the achievement of a BVPS growth of 6.2% in 2013, as refined by the Compensation Committee as discussed above, 31.6% of one-third of the 2012 performance award was eligible for vesting, resulting in 25,001 performance shares being banked. Based on the achievement of a BVPS growth in 2014 of 13.3%, as described below, 129.0% of one-third of the 2013 performance share award is eligible for vesting upon the filing of this report, in 102,152 performance shares being banked.
During the twelve months ended December 31, 2014, the Company granted 315,389 performance shares.
The performance shares are subject to a three-year vesting period with a separate BVPS growth test for each year, adjusted to add back ordinary dividends and movements in AOCI to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.
If the diluted BVPS growth achieved in 2014 is:
• less than 5.2%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.3% of the initial grant);
• between 5.2% and 10.4% then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or
• between 10.4% and 20.8%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

In calculating BVPS for 2014, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and adversely impact growth in BVPS which management does not have any control over. The Compensation Committee also agreed that it will review the impact of any capital management actions undertaken during 2014, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be may be made in the context of such actions. The Compensation Committee also further agreed to exclude from the calculation of BVPS for 2014 the costs payable to third-party service providers resulting from the Company’s response to the proposals received from Endurance Specialty Holdings Ltd. (“Endurance”). The Compensation Committee believes that it would not be appropriate for employees’ performance-related compensation to be impacted by these costs.
The Compensation Committee will determine the vesting conditions for the 2015 and 2016 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (which in the case of the 2013 portion of the grant, the average BVPS is less than 5%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2013) is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.

2014 Performance Shares
Year	Split	Increase in BVPS	Banked
2014	33.3%	13.3%	43.0%
2015	33.3%	NA	NA
2016	33.3%	NA	NA
Total	100.0%		43.0%
Based on the achievement of a BVPS growth in 2014 of 13.3% as described above, 129.0% of one-third of the 2014 performance share award is eligible for vesting, upon the filing of this report, resulting in 122,056 performance shares being banked.
The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the twelve months ended December 31, 2014 in respect of performance shares was a charge of $8.9 million (2013 — $8.1 million; 2012 — $11.1 million). The total tax credit recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2014 was $2.4 million (2013 — $2.0 million; 2012 — $3.0 million).
A summary of performance share activity under Aspen’s 2003 and 2013 Share Incentive Plans for the twelve months ended December 31, 2014 is presented below:

	Twelve Months Ended December 31, 2014
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding performance share awards, beginning of period	597,479	$27.15
Granted	315,389	$38.46
Earned	(373,935)	$30.12
Forfeited	(270,515)	$27.61
Outstanding performance share awards, end of period	268,418	$25.35
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

2012 Phantom Shares
Year	Split	Increase in BVPS	Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
Total	100.0%		75.4%
The total number of 2012 phantom shares that have been banked based on the 2012 performance test was 61,006. The total number of 2012 phantom shares that have been banked based on the 2013 performance test was 9,258. The total number of 2012 phantom shares that that will be banked, upon the filing of this report, based on the 2014 performance test will be 88,658. Cash equal to the vested amount based on the closing share price on the date of filing of this report will be paid to employees upon the filing of this report.
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

2013 Phantom Shares
Year	Split	Increase in BVPS	Banked
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
2015	33.3%	NA	NA
Total	100.0%		53.5%
The total number of 2013 phantom shares that that have been banked based on the 2013 performance test was 16,812. The total number of 2013 phantom shares that will be banked, upon the filing of this report, based on the 2014 performance test will be 64,357.
On April 22, 2014, the Compensation Committee approved the grant of 154,512 phantom shares with a grant date of April 25, 2014. The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2014 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no diluted effect.

2014 Phantom Shares
Year	Split	Increase in BVPS	Banked
2014	33.3%	13.3%	43.0%
2015	33.3%	NA	NA
2016	33.3%	NA	NA
Total	100.0%		43.0%
The total number of 2014 phantom shares that will that will be banked, upon the filing of this report, based on the 2014 performance test will be 59,796.
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
Compensation costs charged against income in the twelve months ended December 31, 2014 in respect of phantom shares was $6.1 million (2013 — $1.5 million; 2012 — $1.3 million) with a fair value adjustment for the twelve months ended December 31, 2014 of $2.9 million (2013 — $1.4 million; 2012 — $0.1 million). The total tax credit recognized by the Company in relation to phantom share awards in the twelve months ended December 31, 2014 was $2.2 million (2013 — $0.4 million; 2012 — $0.3 million).

Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan , the 2008 Sharesave Scheme, as amended, and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The amount employees can save increased to £500 per month effective April 6, 2014. The purchase price will be eighty-five percent 85% of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 11,821 ordinary shares were issued during the twelve months ended December 31, 2014 (2013 —  38,915 shares; 2012 —75,066). Compensation costs charged against income in the twelve months ended December 31, 2014 in respect of the ESPP was $0.3 million (2013 — $1.3 million; 2012 — $0.2 million). The total tax credit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2014 was $0.1 million (2013 — $0.1 million; 2012 — $Nil).
The fair value of the employee options granted was estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant Date	Per share weighted average fair value	Risk free interest rate	Dividend yield	Expected life	Share price volatility
	($)	(%)	(%)	(in years)	(%)
November 4, 2008	$3.18	0.48%	2.70%	3.0	68.0%
December 4, 2008	2.87	(0.41)	3.16	2.0	102.0
November 23, 2009	3.76	0.01	2.28	3.0	22.0
December 21, 2009	3.82	0.04	2.34	2.0	18.0
December 22, 2010	4.24	0.13	2.07	3.0	14.0
December 22, 2010	4.46	0.13	2.07	2.0	14.0
December 13, 2011	4.20	0.05	2.80	3.0	26.2
December 13, 2011	3.85	0.05	2.75	2.0	26.2
March 20, 2013	7.79	0.38	1.88	3.0	2.8
March 20, 2013	5.75	0.25	1.88	2.0	3.2
September 26, 2014	6.61	1.06	1.87	3.0	6.2
September 26, 2014	6.43	0.58	1.87	2.0	4.0
 (c)    Non-employee equity incentives
Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”).
Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2014.

Option Holder	Options Outstanding	Options Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-employee directors - 2006 Option grants (May 25)	4,435	4,435	$21.96	$4.24	1 year, 5 months
Non-employee directors - 2007 Option grants (July 30)	2,012	2,012	$24.76	$4.97	2 years, 7 months
The options granted in 2006 and 2007 vested at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant. No options were granted during the twelve months ended December 31, 2014 (2013 — Nil) and no options were exercised and shares issued in the twelve months ended December 31, 2014 (2013 — 2,012). No charges or tax charges against income were made in respect of non-employee directors options for the twelve months ended December 31, 2014 (2013 — $Nil; 2012 — $Nil).
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

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2014.

	As at December 31, 2014
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors — 2012 and prior	138,504	131,866	6,638	—
Non-Employee Directors — 2013	29,092	26,727	2,365	—
Non-Employee Directors — 2014	27,180	22,640	—	4,540
Chairman — 2012 and prior	75,799	75,799	—	—
Chairman — 2013	14,188	14,188	—	—
Chairman — 2014	13,590	11,324	—	2,266
Total	298,353	282,544	9,003	6,806
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
The fair value of the RSUs is based on the closing price on the date of the grant. Compensation cost charged against income was $0.4 million for the twelve months ended December 31, 2014 (2013 — $1.3 million; 2012 — $1.4 million).
The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2014 was $Nil (2013 — $Nil; 2012 — $Nil).

(d)	Summary of investor options, employee and non-employee share options and restricted share units.
A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2014
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	302,460	$25.02
Exercised and issued	(74,520)	25.26
Forfeited or expired	(3,799)	27.28
Outstanding and exercisable options, end of period	224,141	$24.91

	Twelve Months Ended December 31, 2013
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	1,208,787	$23.07
Exercised and issued	(906,254)	22.45
Forfeited or expired	(73)	24.21
Outstanding and exercisable options, end of period	302,460	$25.02

	Twelve Months Ended December 31, 2014
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	544,751	$32.13
Granted	300,410	38.60
Vested	(291,468)	32.12
Forfeited	(27,775)	36.29
Outstanding restricted stock, end of period	525,918	$35.83

	Twelve Months Ended December 31, 2013
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	488,013	$27.81
Granted	350,721	35.61
Vested	(253,700)	23.66
Forfeited	(40,283)	31.45
Outstanding restricted stock, end of period	544,751	$32.13

19.	Intangible Assets
The following table provides a summary of the Company’s intangible assets for the twelve months ended December 31, 2014 and 2013:

	Twelve Months Ended December 31, 2014				Twelve Months Ended December 31, 2013
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$0.2	$18.4	$1.6	$16.6	$0.8	$19.0
Amortization	—	—	(0.2)	(0.2)	—	—	(0.6)	(0.6)
End of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.2	$18.4

License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at December 31, 2014, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2013 — $1.6 million). The Company performed its annual qualitative assessment and determined that it was not more likely than not that the Aspen trademark was impaired as at December 31, 2014.
Insurance Licenses. The total value of the licenses as at December 31, 2014 was $16.6 million (December 31, 2013 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the insurance licenses were impaired as at December 31, 2014.
Other. In 2010, the Company purchased APJ for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset was amortized over a five-year period and the value as at December 31, 2014 was $Nil (December 31, 2013 — $0.2 million).

20.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company’s subsidiaries are obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.
The following table details the forms and value of Company’s restricted assets as at December 31, 2014 and 2013:

	As at December 31, 2014	At December 31, 2013
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,086.9	$685.8
Third party	2,183.4	2,236.4
Letters of credit / guarantees(1)	778.7	830.4
Total restricted assets	$4,049.0	$3,752.6

Total as percent of cash and invested assets	47.0%	45.5%
 _______________

(1)	As of December 31, 2014, the Company had pledged funds of $764.4 million and £9.2 million (December 31, 2013 — $803.7 million and £16.1 million) as collateral for the secured letters of credit.

Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2014 and 2013, these funds amounted to approximately 47.0% of the $8.6 billion and approximately 45.5% of the $8.3 billion of cash and investments held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. Refer to Note 23, “Credit Facility and Long-term Debt” of these consolidated financial statements for further discussion of our credit facilities and long-term debt arrangements.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprising of cash and investments at December 31, 2014 in the amount of $411.9 million (2013 — $346.4 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2014 was £0.4 million (December 31, 2013 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.

U.S. Reinsurance Trust Fund.    For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,071.4 million at December 31, 2014 and $1,035.9 million at December 31, 2013. At December 31, 2014, the total value of assets (including applicable letter of credit facilities) held in the trust was $1,323.6 million (2013 — $1,352.2 million).
Aspen Bermuda has also established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s liabilities to its U.S. cedants which was $694.8 million and $581.3 million as at December 31, 2014 and 2013, respectively. At December 31, 2014, the total assets held in the U.S. trust fund and other Aspen Bermuda trusts were $1,020.1 million (2013 —$918.6 million).
U.S. Surplus Lines Trust Fund.    Aspen U.K. has also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in the trust at December 31, 2014 was $170.9 million (2013 — $146.6 million).
U.S. Credit and Surety Lines Trust Fund.    Aspen U.K. has also established a U.S. credit and surety lines trust fund with a U.S. bank to secure liabilities under U.S. credit and surety lines policies. The balance held in the trust at December 31, 2014 was Nil (2013 —Nil).
U.S.  Regulatory Deposits.    As at December 31, 2014, Aspen Specialty had a total of $6.2 million (2013 — $6.2 million) on deposit with six U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $7.2 million (2013 — $7.2 million) on deposit with twelve U.S. states.
Canadian Trust Fund.    Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2014, the balance held in trust was CAD$314.8 million (2013 — CAD$354.4 million).
Australian Trust Fund.    Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2014, the balance held in trust was AUD$114.4 million (2013 — AUD$182.1 million).
Swiss Trust Fund.    Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2014, the balance held in trust was CHF12.3 million (2013— CHF16.6 million).
Singapore Fund.    Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singaporean insurance license and meet local solvency requirements. As at December 31, 2014, the balance in the account was SGD$72.6 million (2013 — SGD$67.5 million).
Interest Rate Swaps. As at December 31, 2014, cash collateral with a fair value of $22.3 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2013 — $34.3 million). For more information, please refer to Note 10, “Derivative Contracts” of these consolidated financial statements.

(b)Operating leases
Amounts outstanding under operating leases net of subleases as of December 31, 2014 and 2013 were:

As at December 31, 2014	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating Lease Obligations	$13.4	$9.3	$8.5	$7.3	$6.4	$1.5	$46.4

As at December 31, 2013	2014	2015	2016	2017	2018	Later Years	Total
	($ in millions)
Operating Lease Obligations	$11.9	$12.1	$8.3	$7.5	$6.3	$6.5	$52.6

Total rental and premises expenses for 2014 was $16.7 million (2013 — $19.9 million). For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.
The total depreciation for fixed assets was $8.2 million for the twelve months ended December 31, 2014 (2013 — $14.4 million). Accumulated depreciation as at December 31, 2014 was $97.6 million (2013 — $89.4 million).

(c)	Variable interest entities
As at December 31, 2014, the Company had two investments in variable interest entities, Chaspark Maritime Holdings Ltd and Silverton Re Ltd.
Chaspark Maritime Holdings Ltd. See Note 6, “Investments” of these consolidated financial statements for further information regarding the Company’s investment in Chaspark Maritime Holdings Ltd.
Silverton Re Ltd. See Note 7, “Variable Interest Entities” of these consolidated financial statements for further information regarding the Company’s investment in Silverton Re Ltd.

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
As of December 31, 2014, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

21.	Concentrations of Credit Risk
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
Reinsurance recoverables
The total amount recoverable by the Company from reinsurers at December 31, 2014 is $350.0 million (2013 — $332.7 million). Of the balance at December 31, 2014, 27.3% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P, 18.6% are with Munich Re which is rated A+ by A.M. Best and AA- by S&P and 8.4% are with Arch Re which is rated A+ by A.M. Best and A+ by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at December 31, 2014.
Underwriting premium receivables
The total underwriting premium receivable by the Company at December 31, 2014 was $1,011.7 million (2013 — $999.0 million). Of the balance receivable at December 31, 2014, $2.3 million has been due for settlement for more than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. A bad debt provision was included of $4.3 million as at December 31, 2014 (2013 — $Nil) for underwriting premiums unlikely to be collected.

Investments and cash and cash equivalents
The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2014, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.
Balances owed by brokers
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2014 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2014	2013	2012
Broker	(in percentages)
Aon Corporation	17.8%	16.8%	18.5%
Marsh & McLennan Companies, Inc.	15.1	15.0	15.8
Willis Group Holdings, Ltd.	13.7	14.4	15.1
Others(1)	53.4	53.8	50.6
Total	100.0%	100.0%	100.0%

Gross written premiums ($ millions)	$2,902.7	$2,646.7	$2,583.3

________________

(1)	No other individual broker accounted for more than 10% of total gross written premiums.

22.	Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s AOCI that are reclassified into the audited condensed consolidated statement of operations for the twelve months ended months ended December 31, 2014 and 2013:

	Amount Reclassified from AOCI
Details about the AOCI Components	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Affected Line Item in the Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$13.9	$24.6	Realized and unrealized investment gains
Realized (losses) on sale of securities	(6.2)	(0.5)	Realized and unrealized investment losses
	7.7	24.1	Income from operations before tax
Tax on realized gains and (losses) of securities	(0.2)	(0.7)	Income tax expense
	$7.5	$23.4	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	$—	$(1.9)	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	0.4	Income tax expense
	$—	$(1.5)	Net income
Amortization of derivatives:
Amortization of long-term debt associated expenses, before tax	$—	$(0.5)	Interest expense
	$—	$(0.5)	Net income
Total reclassifications from AOCI to the statement of operations, net of tax	$7.5	$21.4	Net income

23.	Credit Facility and Long-term Debt
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
 On June 12, 2013, the Borrowers entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among the Company, certain of its subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility is used to finance the Company’s working capital needs and those of its subsidiaries, for letters of credit in connection with its insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million with the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of December 31, 2014, no borrowings were outstanding under the credit facility.
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
On December 12, 2014, Aspen Holdings and the Borrowers entered into a first amendment to update and restate the credit agreement with various lenders and Barclays, which amends the Credit Agreement. Aspen Holdings has recently established, and may establish additional, special purpose entities that have issued or will issue insurance-linked securities to third-party investors (each, an “ILS Entity” and collectively, the “ILS Entities”). Accordingly, the Credit Agreement was amended, among other things, to (i) exclude ILS Entities from the definition of “Subsidiary”, (ii) permit the Borrowers to invest in ILS Entities and (iii) permit the Borrowers to engage in transactions with an ILS Entity.
Other Credit Facilities. On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2014, $5.0 million collateralized letters of credit were outstanding under this facility (December 31, 2013 — $18.9 million). We did not extend the maturity date of the Barclays Bank PLC secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility.
On April 29, 2009, Aspen Bermuda replaced its existing letter of credit facility with Citibank Europe plc dated October 29, 2008 in a maximum aggregate amount of up to $450.0 million with a new letter of credit facility in a maximum aggregate amount of up to $550.0 million. On August 12, 2011, the maximum aggregate amount was increased to $1,050.0 million. On July 30, 2012, Aspen Bermuda and Citibank Europe plc replaced the existing letter of credit facility dated August 12, 2011 in a maximum aggregate amount of up to $1,050.0 million with a new letter of credit facility in a maximum aggregate amount of up to $950.0 million (the “LOC Facility”) comprised of two maturity tranches (Tranche I with a limit of $650.0 million and Tranche II with a limit of $300.0 million) which expired on its own terms on June 30, 2014.
On June 30, 2014, Aspen Bermuda and Citibank Europe plc replaced the LOC Facility with a new letter of credit facility in a maximum aggregate amount of up to $575.0 million (the “New LOC Facility”). Under the New LOC Facility, which will expire on June 30, 2016, Aspen Bermuda will pay to Citibank Europe plc (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the New LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under a credit provided under the New LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. The New LOC Facility is used to secure obligations of Aspen Bermuda to its policyholders. In addition to the New LOC Facility, we also use regulatory trusts to secure our obligations to policyholders. As at December 31, 2014, we had $463.6 million of outstanding collateralized letters of credit under this facility compared to $516.8 million at December 31, 2013.
The terms of a Pledge Agreement between Aspen Bermuda and Citibank Europe plc (pursuant to an Assignment Agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citibank Europe plc, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect.
On December 18, 2014, Aspen Bermuda and Citi Europe entered into an amended and restated pledge agreement (“pledge agreement”) to, among other things, (i) change the types of securities or other assets that qualify as collateral pledged under the pledge agreement, (ii) provide Aspen Bermuda the right to give certain directions or entitlement orders to The Bank of New York Mellon (“BNY Mellon”), as securities intermediary, relating to the collateral without the consent of Citi Europe provided certain conditions are satisfied, (iii) provide Citi Europe, subject to the provisions set forth in the amended and restated account control agreement, dated December 18, 2014 (the “control agreement”), among Aspen Bermuda, Citi Europe and BNY Mellon, with the right and power to exercise exclusive control over the accounts set forth in the control agreement and (iv) provide a schedule of currency margins such that if the collateral is denominated in a currency other than the credit currency the collateral shall be reduced by a specified percentage.
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
On December 27, 2013, Silverton issued $65.0 million of loan notes (of which $50.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The operations of Silverton commenced on January 1, 2014. The Company’s maximum loss exposure to Silverton in relation to the 2013 notes issuance is its $20.6 million note holdings as at December 31, 2014 due to mature on September 16, 2016.
On December 23, 2014, Silverton issued $85.0 million of participating notes (of which $70.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The operations of Silverton commenced on January 1, 2014. The Company’s maximum loss exposure to Silverton in relation to the 2014 notes issuance is its $15.0 million note holdings as at December 31, 2014 due to mature on September 18, 2017.
The following table summarizes our contractual obligations under the long-term debts as of December 31, 2014.

	Payments Due By Period
Contractual Basis	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in millions)
Long-term Debt Obligations	$—	$—	$—	$550.0	$550.0
The Senior Notes obligation disclosed above does not include the $29.0 million annual interest payable associated with the Senior Notes or the loan notes issued by Silverton. For more information on Silverton, please refer to Note 7, “Variable Interest Entities” of these consolidated financial statements.

24.	Unaudited Quarterly Financial Data
The following is a summary of the quarterly financial data for the twelve months ended December 31, 2014, 2013 and 2012.

	2014
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$566.5	$616.2	$610.4	$612.2	$2,405.3
Net investment income	49.5	46.1	48.0	46.7	190.3
Realized and unrealized investment gains/(losses)(1)	17.9	34.6	1.1	(7.3)	46.3
Other income	0.6	3.2	1.0	(0.3)	4.5
Total revenues	634.5	700.1	660.5	651.3	2,646.4
Expenses
Losses and loss adjustment expenses	288.1	337.1	342.7	339.6	1,307.5
Amortization of deferred policy acquisition costs	112.0	108.9	115.5	114.8	451.2
General, administrative and corporate expenses	95.6	108.8	119.8	121.5	445.7
Interest on long-term debt	7.4	7.3	7.4	7.4	29.5
Change in fair value of derivatives	(1.1)	4.6	5.1	6.6	15.2
Change in fair value of loan notes issued by variable interest entities	3.4	2.6	8.5	4.1	18.6
Realized and unrealized investment losses/(gains)(1)	4.3	3.3	21.2	(14.1)	14.7
Net realized and unrealized foreign exchange (gains)/losses(1)	(0.1)	(10.7)	1.3	3.9	(5.6)
Other expenses	0.7	1.2	0.3	(0.5)	1.7
Total expenses	510.3	563.1	621.8	583.3	2,278.5
Income from operations before income tax	124.2	137.0	38.7	68.0	367.9
Income tax (expense)	(3.8)	(6.2)	(1.3)	(0.8)	(12.1)
Net income	$120.4	$130.8	$37.4	$67.2	$355.8

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	65,289,351	65,447,128	65,116,463	62,206,260	64,536,491
Diluted	66,565,890	66,700,368	66,513,009	63,605,298	65,872,949

Basic earnings per ordinary share adjusted for preference share dividends	$1.70	$1.85	$0.43	$0.92	$4.92
Diluted earnings per ordinary share adjusted for preference share dividends	$1.66	$1.82	$0.42	$0.90	$4.82
____________________
(1) Adjusted for a representation of foreign exchange in relation to investment securities from realized and unrealized exchange gains/(losses) to realized and unrealized investment gains/(losses).

	2013
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$510.9	$544.0	$544.3	$572.6	$2,171.8
Net investment income	48.3	45.9	45.0	47.2	186.4
Realized and unrealized investment gains	16.3	14.4	23.6	2.6	56.9
Other income	1.1	0.9	1.6	4.6	8.2
Total revenues	576.6	605.2	614.5	627.0	2,423.3
Expenses
Losses and loss adjustment expenses	268.7	333.4	290.2	331.4	1,223.7
Amortization of deferred policy acquisition costs	104.6	107.2	110.5	99.7	422.0
General, administrative and corporate expenses	86.6	87.7	98.9	94.9	368.1
Interest on long-term debt	7.7	7.8	7.7	9.5	32.7
Change in fair value of derivatives	4.2	2.9	(6.6)	(1.8)	(1.3)
Realized and unrealized investment losses/(gains)	1.1	21.0	5.9	(7.5)	20.5
Net realized and unrealized foreign exchange losses/(gains)	5.4	4.1	(2.4)	6.1	13.2
Other expenses	0.6	—	—	1.1	1.7
Total expenses	478.9	564.1	504.2	533.4	2,080.6
Income from operations before income tax	97.7	41.1	110.3	93.6	342.7
Income tax (expense)	(5.9)	(1.0)	(2.9)	(3.6)	(13.4)
Net income	$91.8	$40.1	$107.4	$90.0	$329.3

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	68,854,286	66,191,426	66,716,202	65,593,669	66,872,048
Diluted	72,452,705	69,291,324	68,561,515	67,051,993	69,417,903

Basic earnings per ordinary share adjusted for preference share dividends	$1.21	$0.38	$1.47	$1.23	$4.29
Diluted earnings per ordinary share adjusted for preference share dividends	$1.15	$0.36	$1.43	$1.21	$4.14

	2012
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$495.4	$513.4	$516.2	$558.5	$2,083.5
Net investment income	52.4	52.8	48.6	51.1	204.9
Realized and unrealized investment gains	10.7	5.4	13.2	6.1	35.4
Other income	0.7	3.5	4.8	(3.4)	5.6
Total revenues	559.2	575.1	582.8	612.3	2,329.4
Expenses
Losses and loss adjustment expenses	284.0	262.1	255.0	437.4	1,238.5
Amortization of deferred policy acquisition costs	96.1	102.0	103.1	80.0	381.2
General, administrative and corporate expenses	84.8	83.5	90.7	86.1	345.1
Interest on long-term debt	7.7	7.7	7.8	7.7	30.9
Change in fair value of derivatives	7.5	11.6	4.9	4.4	28.4
Realized and unrealized investment losses	1.7	4.1	2.4	0.4	8.6
Net realized and unrealized foreign exchange losses/(gains)	(7.7)	12.7	(4.5)	(3.9)	(3.4)
Other expenses	1.0	0.6	0.3	2.8	4.7
Total expenses	475.1	484.3	459.7	614.9	2,034.0
Income/(loss) from operations before income tax	84.1	90.8	123.1	(2.6)	295.4
Income tax (expense)/credit	(5.4)	(6.2)	(8.0)	4.6	(15.0)
Net income	$78.7	$84.6	$115.1	$2.0	$280.4

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic (1)	70,943,997	71,303,855	71,129,102	71,007,079	71,095,856
Diluted (1)	73,832,734	73,845,903	73,397,796	71,007,079	73,689,423

Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$1.03	$1.07	$1.50	$(0.09)	$3.51
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$0.99	$1.03	$1.45	$(0.09)	$3.39
____________________
(1)    The basic and diluted number of ordinary shares for the three months ended December 31, 2012 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

25.	Subsequent Events
On February 5, 2015, the Company and its Board agreed a new share repurchase authorization program of $500.0 million The total share repurchase authorization, which was effective immediately through February 6, 2017, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE I - INVESTMENTS
For the Twelve Months Ended December 31, 2014, 2013 and 2012
The Company’s investments comprise investments in subsidiaries.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2014 and 2013

	As at December 31, 2014	As at December 31, 2013
	($ in millions, except per share amounts)
ASSETS
Cash and cash equivalents	$86.8	$94.2
Investments in subsidiaries	3,368.5	3,153.7
Other investments	8.7	48.0
Eurobond issued by subsidiary	573.8	571.9
Long-term debt issued by subsidiaries	35.6	15.0
Intercompany funds due from affiliates	43.6	—
Other assets	—	0.6
Total assets	$4,117.0	$3,883.4
LIABILITIES
Accrued expenses and other payables	52.5	14.6
Intercompany funds due to affiliates	96.1	20.2
Long-term debt	549.1	549.0
Total liabilities	$697.7	$583.8
SHAREHOLDERS’ EQUITY
Ordinary Shares:
62,017,368 shares of par value 0.15144558¢ each (December 31, 2013 — 65,546,976)	$0.1	$0.1
Preference Shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2013 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2013 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2013 — 6,400,000)	—	—
Additional paid in capital	1,134.3	1,297.4
Retained earnings	2,050.1	1,783.3
Non-controlling interest	0.5	(0.3)
Accumulated other comprehensive income, net of taxes:
Unrealized gains on investments	165.4	130.5
Loss on derivatives	(3.8)	—
Gains on foreign currency translation	72.7	88.6
Total accumulated other comprehensive income	234.3	219.1
Total shareholders’ equity	3,419.3	3,299.6
Total liabilities and shareholders’ equity	$4,117.0	$3,883.4

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2014, 2013 and 2012

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	($ in millions)
Operating Activities:
Equity in net earnings/(loss) of subsidiaries and other investments	$146.9	$40.6	$160.6
Dividend income	258.5	301.8	100.0
Interest income on Eurobond	29.5	44.6	56.5
Realized investment gains	5.6	(6.3)	3.2
Other income	1.9	1.9	3.4
Total Revenues	442.4	382.6	323.7
Expenses:
Operating and administrative expenses	(57.1)	(20.6)	(12.4)
Interest expense	(29.5)	(32.7)	(30.9)
Income from operations before income tax	355.8	329.3	280.4
Income tax	—	—	—
Net income	355.8	329.3	280.4
Add: Loss attributable to non-controlling interest	(0.8)	0.5	0.2
Net income attributable to Aspen Insurance Holdings Limited ordinary shareholders	355.0	329.8	280.6
Other comprehensive income/(loss), net of taxes:
Change in unrealized losses on investments	34.9	(184.7)	9.8
Loss on derivatives reclassified to interest expense	—	0.5	0.2
Net change from current period hedged transactions	(3.8)
Change in unrealized gains on foreign currency translation	(15.9)	(24.1)	(11.5)
Other comprehensive income	15.2	(208.3)	(1.5)
Comprehensive income	$370.2	$121.5	$279.1

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2014, 2013 and 2012

	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	($ in millions)
Cash Flows Provided By Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$209.8	$288.8	$119.8
Adjustments:
Share-based compensation expenses	15.1	21.4	17.8
Realized and unrealized losses/(gains)	(5.6)	6.3	(3.2)
Loss on derivative reclassified to interest expense	—	0.5	0.2
Change in other receivables	1.1	—	—
Change in other assets	0.6	(2.8)	1.1
Change in accrued expenses and other payables	37.8	(5.5)	4.0
Change in intercompany activities	32.3	104.3	(58.5)
Net cash generated by operating activities	291.1	413.0	81.2
Cash Flows Used in Investing Activities:
Investment in subsidiaries	(56.6)	(605.4)	—
Investment in long-term debt issued by subsidiary	(15.0)	(15.0)	—
Net proceeds from other investments	39.3	—	—
Net cash (used in) investing activities	(32.3)	(620.4)	—
Cash Flows Used in Financing Activities:
Proceeds from issuance of ordinary shares, net of issuance costs	2.7	21.2	22.1
Proceeds from issuance of preference shares, net of issuance costs	—	270.6	154.5
PIERS redeemed and cancelled	—	(230.0)	—
Ordinary share repurchase	(180.9)	(309.6)	(62.7)
Make-whole payment	—	(9.3)	—
Proceeds from long term debt	—	299.7	—
Debt redemption	—	(250.0)	—
Ordinary and preference share dividends paid	(88.1)	(83.3)	(78.1)
Proceeds from maturity of Eurobond	—	400.0	50.0
Eurobond purchased from subsidiary	—	—	(100.0)
Net cash (used in)/generated by financing activities	(266.3)	109.3	(14.2)
Increase in cash and cash equivalents	(7.4)	(98.1)	67.0
Cash and cash equivalents — beginning of period	94.2	192.3	125.3
Cash and cash equivalents — end of period	$86.8	$94.2	$192.3

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2014, 2013 and 2012
Supplementary Information
($ in millions)

Year Ended December 31, 2014	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$156.4	$2,493.3	$680.1	$1,088.2		$497.8	$200.0	$1,124.0	$146.4
Insurance	142.6	1,907.5	554.9	1,317.1		809.7	251.2	1,391.2	205.5
Total	$299.0	$4,400.8	$1,235.0	$2,405.3	$190.3	$1,307.5	$451.2	$2,515.2	$351.9

Year to date December 31, 2013	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$131.9	$2,646.8	$529.9	$1,073.0		$481.7	$207.2	$1,082.0	$131.0
Insurance	130.3	1,699.4	598.8	1,098.8		742.0	214.8	1,217.7	185.9
Total	$262.2	$4,346.2	$1,128.7	$2,171.8	$186.4	$1,223.7	$422.0	$2,299.7	$316.9

Year to date December 31, 2012	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$109.4	$2,811.3	$469.1	$1,132.4		$635.3	$207.8	$1,156.9	$123.9
Insurance	113.6	1,469.4	529.1	951.1		603.2	173.4	1,090.0	168.2
Total	$223.0	$4,280.7	$998.2	$2,083.5	$204.9	$1,238.5	$381.2	$2,246.9	$292.1

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE IV - REINSURANCE
For the Twelve Months Ended December 31, 2014, 2013 and 2012

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2014	$1,729.9	$1,172.8	$(387.5)	$2,515.2
2013	$1,512.8	$1,133.9	$(347.0)	$2,299.7
2012	$1,355.4	$1,227.9	$(336.4)	$2,246.9

Premiums Earned

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions. except for percentages)
2014	$1,599.0	$(331.3)	$1,137.6	$2,405.3	47.3%
2013	$1,366.8	$(321.6)	$1,126.6	$2,171.8	51.9%
2012	$1,177.0	$(301.5)	$1,208.0	$2,083.5	58.0%

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2014, 2013 and 2012

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	($ in millions)
2014
Premiums receivable from underwriting activities	$1.1	$3.2	$—	$—	$4.3
Reinsurance	$—	$—	$—	$—	$—
2013
Premiums receivable from underwriting activities	$0.1	$1.0	$—	$—	$1.1
Reinsurance	$0.2	$(0.2)	$—	$—	$—
2012
Premiums receivable from underwriting activities	$—	$0.1	$—	$—	$0.1
Reinsurance	$0.2	$—	$—	$—	$0.2