Form 10-Q
period 2015-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2015-04-30
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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
As of April 24, 2015, there were 61,618,257 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2015 and December 31, 2014
($ in millions, except share and per share amounts)

	As at March 31, 2015	As at December 31, 2014
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,345.4 and $5,462.9)	$5,539.8	$5,630.0
Fixed income securities, trading at fair value (amortized cost — $779.5 and $760.9)	799.4	771.0
Equity securities, available for sale at fair value (cost — $Nil and $82.6)	—	109.9
Equity securities, trading at fair value (cost — $696.7 and $585.2)	719.0	616.0
Short-term investments, available for sale at fair value (amortized cost — $180.1 and $258.2)	180.2	258.3
Short-term investments, trading at fair value (amortized cost — $0.7 and $0.2)	0.7	0.2
Catastrophe bonds, trading at fair value (cost — $32.6 and $34.4)	32.8	34.8
Other investments, equity method	9.5	8.7
Total investments	7,281.4	7,428.9
Cash and cash equivalents (including $98.4 and $176.7 within consolidated variable interest entities)	1,225.9	1,178.5
Reinsurance recoverables
Unpaid losses	360.1	350.0
Ceded unearned premiums	276.4	206.8
Receivables
Underwriting premiums	1,264.8	1,011.7
Other	92.1	90.2
Funds withheld	46.1	46.9
Deferred policy acquisition costs	333.8	299.0
Derivatives at fair value	2.1	8.0
Receivable for securities sold	0.3	2.3
Office properties and equipment	61.9	62.2
Other assets	18.2	13.6
Intangible assets	18.2	18.2
Total assets	$10,981.3	$10,716.3
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2015 and December 31, 2014
($ in millions, except share and per share amounts)

	As at March 31, 2015	As at December 31, 2014
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,698.9	$4,750.8
Unearned premiums	1,665.1	1,441.8
Total insurance reserves	6,364.0	6,192.6
Payables
Reinsurance premiums	171.5	92.0
Current taxation	27.9	18.3
Deferred taxation	6.9	3.1
Accrued expenses and other payables	308.6	356.9
Liabilities under derivative contracts	11.5	14.3
Total payables	526.4	484.6
Loan notes issued by variable interest entities, at fair value	76.0	70.7
Long-term debt	549.1	549.1
Total liabilities	$7,515.5	$7,297.0
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
61,772,502 shares of par value 0.15144558¢ each (December 31, 2014 — 62,017,368)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2014 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2014 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2014 — 6,400,000)	—	—
Non-controlling interest	0.5	0.5
Additional paid-in capital	1,106.0	1,134.3
Retained earnings	2,156.2	2,050.1
Accumulated other comprehensive income, net of taxes	203.0	234.3
Total shareholders’ equity	3,465.8	3,419.3
Total liabilities and shareholders’ equity	$10,981.3	$10,716.3
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues
Net earned premium	$593.6	$566.5
Net investment income	47.4	49.5
Realized and unrealized investment gains	57.4	17.9
Other income	3.9	0.6
Total revenues	702.3	634.5
Expenses
Losses and loss adjustment expenses	306.1	288.1
Amortization of deferred policy acquisition costs	119.3	112.0
General, administrative and corporate expenses	102.2	95.6
Interest on long-term debt	7.4	7.4
Change in fair value of derivatives	7.8	(1.1)
Change in fair value of loan notes issued by variable interest entities	2.9	3.4
Realized and unrealized investment losses	14.5	4.3
Net realized and unrealized foreign exchange losses/(gains)	6.4	(0.1)
Other expenses	2.6	0.7
Total expenses	569.2	510.3
Income from operations before income tax	133.1	124.2
Income tax expense	(5.1)	(3.8)
Net income	$128.0	$120.4
Add: loss attributable to non-controlling interest	—	(0.1)
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$128.0	$120.3
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	$(32.3)	$(0.4)
Change in net unrealized gains on available for sale securities held	32.4	23.0
Net change from current period hedged transactions	(2.4)	—
Change in foreign currency translation adjustment	(27.7)	(4.8)
Other comprehensive (loss)/income, gross of tax	(30.0)	17.8
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.4	0.2
Change in foreign currency translation adjustment	1.6	—
Change in net unrealized (losses) on available for sale securities held	(3.3)	(2.5)
Total tax on other comprehensive (loss)	(1.3)	(2.3)
Other comprehensive (loss)/income net of tax	(31.3)	15.5
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$96.7	$135.8
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	62,159,303	65,289,351
Diluted	63,532,662	66,565,890
Basic earnings per ordinary share adjusted for preference share dividends	$1.91	$1.70
Diluted earnings per ordinary share adjusted for preference share dividends	$1.87	$1.66
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2015	2014
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	0.5	(0.3)
Net change attributable to non-controlling interest for the period	—	0.1
End of the period	0.5	(0.2)
Additional paid-in capital
Beginning of the period	1,134.3	1,297.4
New ordinary shares issued	3.5	0.8
Ordinary shares repurchased and canceled	(36.5)	(30.9)
Share-based compensation	4.7	2.6
End of the period	1,106.0	1,269.9
Retained earnings
Beginning of the period	2,050.1	1,783.3
Net income for the period	128.0	120.4
Dividends on ordinary shares	(12.4)	(11.7)
Dividends on preference shares	(9.5)	(9.5)
Net loss attributable to non-controlling interest for the period	—	(0.1)
End of the period	2,156.2	1,882.4
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	72.7	88.6
Change for the period, net of income tax	(26.1)	(4.8)
End of the period	46.6	83.8
Loss on derivatives, net of taxes:
Beginning of the period	(3.8)	—
Net change from current period hedged transaction	(2.4)	—
End of the period	(6.2)	—
Unrealized appreciation on investments, net of taxes:
Beginning of the period	165.4	130.5
Change for the period, net of taxes	(2.8)	20.3
End of the period	162.6	150.8
Total accumulated other comprehensive income, net of taxes	203.0	234.6

Total shareholders’ equity	$3,465.8	$3,386.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$128.0	$120.4
Proportion due to non-controlling interest	—	(0.1)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11.2	1.2
Share-based compensation	4.7	2.6
Realized and unrealized investment (gains)	(57.4)	(17.9)
Realized and unrealized investment losses	14.5	4.3
Change in fair value of loan notes issued by variable interest entities	2.9	3.4
Net realized and unrealized investment foreign exchange losses	21.7	(0.8)
Loss on derivative contracts	(2.4)	—
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	34.1	81.6
Unearned premiums	217.8	200.4
Reinsurance recoverables:
Unpaid losses	(14.5)	(19.4)
Ceded unearned premiums	(70.8)	(69.4)
Other receivables	(1.7)	(16.5)
Deferred policy acquisition costs	(37.6)	(27.3)
Reinsurance premiums payable	80.8	66.6
Funds withheld	0.8	(2.9)
Premiums receivable	(278.6)	(190.5)
Deferred taxes	8.7	2.1
Income tax payable	(5.2)	1.0
Accrued expenses and other payables	16.9	76.8
Fair value of derivatives and settlement of liabilities under derivatives	3.1	(2.0)
Other assets	(5.0)	(1.7)
Net cash generated by operating activities	$72.0	$211.9
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2015	2014
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(483.7)	$(537.2)
(Purchases) of fixed income securities — Trading	(153.4)	(192.1)
Proceeds from sales and maturities of fixed income securities — Available for sale	540.7	598.8
Proceeds from sales and maturities of fixed income securities — Trading	133.8	181.3
(Purchases) of equity securities — Available for sale	—	—
(Purchases) of equity securities — Trading	(186.7)	(51.8)
Net proceeds/(purchases) of catastrophe bonds — Trading	1.8	(12.1)
Proceeds from sales of equity securities — Available for sale	108.6	4.0
Proceeds from sales of equity securities — Trading	83.7	5.3
Net (purchases)/sales of short-term investments — Available for sale	61.3	(61.9)
Net (purchases) of short-term investments — Trading	(0.5)	—
Net change in receivable for securities sold	15.9	13.6
Net proceeds from other investments	—	37.3
(Purchases)/sales of equipment	(5.6)	2.7
Investment in Micro-insurance venture	(0.8)	—
Net cash (used in) investing activities	115.1	(12.1)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	3.5	0.8
Ordinary shares repurchased	(36.5)	(30.9)
Repayment of long-term debt issued by Silverton	(64.9)	—
Dividends paid on ordinary shares	(12.4)	(11.7)
Dividends paid on preference shares	(9.5)	(9.5)
Net cash (used in) financing activities	(119.8)	(51.3)

Effect of exchange rate movements on cash and cash equivalents	(19.9)	1.6

Increase in cash and cash equivalents	47.4	150.1
Cash and cash equivalents at beginning of period	1,178.5	1,293.6
Cash and cash equivalents at end of period	$1,225.9	$1,443.7

Supplemental disclosure of cash flow information:
Net cash (received)/paid during the period for income tax	$(3.9)	$5.6
Cash paid during the period for interest	$—	$7.3
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 and holds subsidiaries that provide insurance and reinsurance on a worldwide basis. Its principal operating subsidiaries are Aspen Insurance UK Limited (“Aspen U.K.”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen American Insurance Company (“AAIC”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL”) (collectively, the “Operating Subsidiaries”). We also established Aspen Capital Management, Ltd and other related entities (collectively, “ACM”) to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors direct access to our underwriting expertise. In such regard, Silverton Re Ltd. (“Silverton”), a sidecar, was established in 2013 to attract third-party capital and to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. References to the “Company,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2014 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2014 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 23, 2015 (File No. 001-31909).
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
Accounting Pronouncements Not Yet Adopted

On January 5, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” which eliminates from U.S. GAAP the requirement for an entity to separately classify, present and disclose extraordinary events and transactions as part of FASB’s initiative to reduce complexity in accounting standards. ASU 2015-01 is effective for fiscal years beginning after December 15, 2015 and the Company may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early application is permitted provided the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis” which includes amendments that change the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following table sets out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three months ended March 31, 2015 and 2014:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$33.5	$3.0	Realized and unrealized investment gains
Realized (losses) on sale of securities	(1.2)	(2.6)	Realized and unrealized investment losses
	32.3	0.4	Income from operations before income tax
Tax on net realized gains of securities	(0.4)	(0.2)	Income tax expense
Total reclassifications from AOCI to the statement of operations, net of tax	$31.9	$0.2	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014, respectively:

	Three Months Ended March 31,
	2015	2014
	($ in millions, except share and per share amounts)

Net income	$128.0	$120.4
Preference share dividends	(9.5)	(9.5)
Net profit attributable to non-controlling interest	—	(0.1)
Basic and diluted net income available to ordinary shareholders	118.5	110.8
Ordinary shares:
Basic weighted average ordinary shares	62,159,303	65,289,351
Weighted average effect of dilutive securities(1)	1,373,359	1,276,539
Total diluted weighted average ordinary shares	63,532,662	66,565,890
Earnings per ordinary share:
Basic	$1.91	$1.70
Diluted	$1.87	$1.66

(1)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 14.

Dividends. On April 22, 2015, the Company’s Board of Directors (“Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.21	May 27, 2015	May 8, 2015
7.401% preference shares	$0.462563	July 1, 2015	June 15, 2015
7.250% preference shares	$0.4531	July 1, 2015	June 15, 2015
5.95% preference shares	$0.3719	July 1, 2015	June 15, 2015

5.	Segment Reporting
The Company has two reporting business segments: Insurance and Reinsurance. In arriving at these reporting segments, the Company considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of the Company’s operating segments and quantitative thresholds. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture, marine, aviation, engineering and other specialty). ACM forms part of our property catastrophe reinsurance line of business as it currently focuses on property catastrophe business through the use of alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Insurance Segment. The insurance segment consists of property and casualty insurance (including the programs business which was previously reported separately), marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$484.8	$434.4	$919.2
Net written premiums	442.1	321.1	763.2
Gross earned premiums	265.8	415.1	680.9
Net earned premiums	249.4	344.2	593.6
Underwriting Expenses
Losses and loss adjustment expenses	105.5	200.6	306.1
Amortization of deferred policy acquisition costs	53.4	65.9	119.3
General and administrative expenses	32.4	55.3	87.7
Underwriting income	$58.1	$22.4	80.5
Corporate expenses			(14.5)
Net investment income			47.4
Realized and unrealized investment gains			57.4
Realized and unrealized investment losses			(14.5)
Change in fair value of loan notes issued by variable interest entities			(2.9)
Change in fair value of derivatives			(7.8)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(6.4)
Other income			3.9
Other expenses			(2.6)
Income before tax			$133.1

Net reserves for loss and loss adjustment expenses	$2,410.9	$1,927.9	$4,338.8
Ratios
Loss ratio	42.3%	58.3%	51.6%
Policy acquisition expense ratio	21.4	19.1	20.1
General and administrative expense ratio	13.0	16.1	17.2	(1)
Expense ratio	34.4	35.2	37.3
Combined ratio	76.7%	93.5%	88.9%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended March 31, 2014
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$472.2	$383.3	$855.5
Net written premiums	442.6	254.9	697.5
Gross earned premiums	278.5	373.6	652.1
Net earned premiums	266.7	299.8	566.5
Underwriting Expenses
Losses and loss adjustment expenses	110.4	177.7	288.1
Amortization of deferred policy acquisition costs	50.4	61.6	112.0
General and administrative expenses	32.8	45.9	78.7
Underwriting income	$73.1	$14.6	87.7
Corporate expenses			(16.9)
Net investment income			49.5
Realized and unrealized investment gains			17.9
Realized and unrealized investment losses			(4.3)
Change in fair value of loan notes issued by variable interest entities			(3.4)
Change in fair value of derivatives			1.1
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange gains			0.1
Other income			0.6
Other expenses			(0.7)
Income before tax			$124.2

Net reserves for loss and loss adjustment expenses	$2,626.3	$1,782.3	$4,408.6
Ratios
Loss ratio	41.4%	59.3%	50.9%
Policy acquisition expense ratio	18.9	20.5	19.8
General and administrative expense ratio	12.3	15.3	16.9	(1)
Expense ratio	31.2	35.8	36.7
Combined ratio	72.6%	95.1%	87.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Fixed income securities — Available for sale	$35.2	$38.5
Fixed income securities — Trading	7.0	6.6
Short-term investments — Available for sale	0.4	0.3
Fixed term deposits (included in cash and cash equivalents)	1.1	0.8
Equity securities — Available for sale	—	1.5
Equity securities — Trading	6.2	3.9
Catastrophe bonds — Trading	0.4	0.2
Total	$50.3	$51.8
Investment expenses	(2.9)	(2.3)
Net investment income	$47.4	$49.5
The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$6.2	$4.4
Fixed income securities — gross realized (losses)	(0.5)	(3.1)
Equity securities — gross realized gains	31.9	1.3
Equity securities — gross realized (losses)	(3.0)	—
Trading:
Fixed income securities — gross realized gains	2.0	1.9
Fixed income securities — gross realized (losses)	(2.2)	(1.2)
Equity securities — gross realized gains	16.5	1.0
Equity securities — gross realized (losses)	(8.8)	—
Catastrophe bonds	—	0.1
Net change in gross unrealized gains	0.8	9.2
Total net realized and unrealized investment gains recorded in the statement of operations	$42.9	$13.6

Change in available for sale net unrealized gains (losses):
Fixed income securities	27.3	22.1
Short-term investments	0.1	—
Equity securities	(27.3)	0.5
Total change in pre-tax available for sale unrealized (losses) gains	0.1	22.6
Change in taxes	(2.9)	(2.3)
Total change in net unrealized (losses) gains, net of taxes, recorded in other comprehensive income	$(2.8)	$20.3

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There was no OTTI charge recognized for the three months ended March 31, 2015 (2014 — $Nil).
Balance Sheet
Fixed Income Securities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,015.4	$26.6	$(0.2)	$1,041.8
U.S. agency	175.4	7.5	—	182.9
Municipal	27.9	2.8	—	30.7
Corporate	2,242.0	93.5	(1.9)	2,333.6
Non-U.S. government-backed corporate	66.8	1.4	—	68.2
Foreign government	620.3	17.5	(0.1)	637.7
Asset-backed	138.6	2.3	—	140.9
Non-agency commercial mortgage-backed	37.6	2.8	—	40.4
Agency mortgage-backed	1,021.4	43.6	(1.4)	1,063.6
Total fixed income securities — Available for sale	5,345.4	198.0	(3.6)	5,539.8
Total short-term investments — Available for sale	180.1	0.2	(0.1)	180.2
Total	$5,525.5	$198.2	$(3.7)	$5,720.0

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,074.2	$21.5	$(1.3)	$1,094.4
U.S. agency	190.0	7.5	(0.1)	197.4
Municipal	29.1	2.4	—	31.5
Corporate	2,244.7	79.9	(5.2)	2,319.4
Non-U.S. government-backed corporate	76.8	1.2	—	78.0
Foreign government	648.6	17.3	(0.2)	665.7
Asset-backed	141.3	2.4	(0.2)	143.5
Non-agency commercial mortgage-backed	41.5	3.3	—	44.8
Agency mortgage-backed	1,016.7	40.8	(2.2)	1,055.3
Total fixed income securities — Available for sale	5,462.9	176.3	(9.2)	5,630.0
Total short-term investments — Available for sale	258.2	0.1	—	258.3
Total equity securities — Available for sale	82.6	27.3	—	109.9
Total	$5,803.7	$203.7	$(9.2)	$5,998.2

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$9.0	$—	$—	$9.0
U.S. agency	0.2	—	—	0.2
Municipal	0.5	—	—	0.5
Corporate	539.4	15.9	(1.2)	554.1
Foreign government	128.3	5.8	(0.4)	133.7
Asset-backed	15.9	0.1	—	16.0
Bank loans	86.2	0.3	(0.6)	85.9
Total fixed income securities — Trading	779.5	22.1	(2.2)	799.4
Total short-term investments — Trading	0.7	—	—	0.7
Total equity securities — Trading	696.7	54.1	(31.8)	719.0
Total catastrophe bonds — Trading	32.6	0.3	(0.1)	32.8
Total	$1,509.5	$76.5	$(34.1)	$1,551.9

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$—	$—	$—	$—
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	520.9	11.7	(2.8)	529.8
Foreign government	137.3	4.3	(1.5)	140.1
Asset-backed	14.6	0.1	—	14.7
Bank loans	86.8	—	(1.7)	85.1
Total fixed income securities — Trading	760.9	16.1	(6.0)	771.0
Total short-term investments — Trading	0.2	—	—	0.2
Total equity securities — Trading	585.2	55.5	(24.7)	616.0
Total catastrophe bonds — Trading	34.4	0.4	—	34.8
Total	$1,380.7	$72.0	$(30.7)	$1,422.0
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $32.8 million as of March 31, 2015.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2020.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810-10, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value approximates fair value.
In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator ("MVI"), domiciled in Bermuda. The MVI will be a social impact organization that will provide micro-insurance products to assist global emerging consumers. The Company's initial investment in the MVI was $0.8 million.
The table below shows the Company’s investments in the Microinsurance Venture and Chaspark for the three months ended March 31, 2015:

	For the Three Months Ended March 31, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2015	$—	$8.7	$8.7
Initial investment	0.8	—	$0.8
Closing value of investment as at March 31, 2015	$0.8	$8.7	$9.5

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at March 31, 2015 and December 31, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2015
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$512.4	$517.4	AA
Due after one year through five years	2,559.0	2,638.4	AA-
Due after five years through ten years	987.9	1,035.5	A+
Due after ten years	88.5	103.6	A+
Subtotal	4,147.8	4,294.9
Non-agency commercial mortgage-backed	37.6	40.4	AA+
Agency mortgage-backed	1,021.4	1,063.6	AA+
Asset-backed	138.6	140.9	AAA
Total fixed income securities — Available for sale	$5,345.4	$5,539.8

	As at December 31, 2014
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$590.2	$594.7	AA
Due after one year through five years	2,552.0	2,620.8	AA-
Due after five years through ten years	1,023.5	1,059.9	A+
Due after ten years	97.7	111.0	A+
Subtotal	4,263.4	4,386.4
Non-agency commercial mortgage-backed	41.5	44.8	AA+
Agency mortgage-backed	1,016.7	1,055.3	AA+
Asset-backed	141.3	143.5	AAA
Total fixed income securities — Available for sale	$5,462.9	$5,630.0
Guaranteed Investments. As at March 31, 2015, the Company held $2.4 million (December 31, 2014 — $2.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, rated A3 and Caa3 (December 31, 2014 — two municipal securities, rated A3 and Caa3). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at March 31, 2015 and December 31, 2014 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	March 31, 2015
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$41.5	$(0.1)	$40.6	$(0.1)	$82.1	$(0.2)	18
U.S. agency	—	—	5.0	—	5.0	—	1
Municipal	—	—	—	—	—	—	0
Corporate	206.4	(1.3)	77.7	(0.6)	284.1	(1.9)	126
Non-U.S. government-backed corporate	2.5	—	—	—	2.5	—	2
Foreign government	118.1	(0.1)	3.9	—	122.0	(0.1)	15
Asset-backed	20.0	—	9.5	—	29.5	—	26
Agency mortgage-backed	101.2	(0.5)	72.2	(0.9)	173.4	(1.4)	52
Total fixed income securities — Available for sale	489.7	(2.0)	208.9	(1.6)	698.6	(3.6)	240
Total short-term investments — Available for sale	52.2	(0.1)	—	—	52.2	(0.1)	9
Total	$541.9	$(2.1)	$208.9	$(1.6)	$750.8	$(3.7)	249

	December 31, 2014
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$166.1	$(0.5)	$79.4	$(0.8)	$245.5	$(1.3)	39
U.S. agency	25.1	—	4.9	(0.1)	30.0	(0.1)	7
Municipal	—	—	—	—	—	—	0
Corporate	459.4	(2.1)	171.3	(3.1)	630.7	(5.2)	274
Non-U.S. government-backed corporate	0.7	—	—	—	0.7	—	1
Foreign government	30.4	—	44.2	(0.2)	74.6	(0.2)	16
Asset-backed	43.7	(0.1)	11.7	(0.1)	55.4	(0.2)	43
Agency mortgage-backed	64.7	(0.3)	111.7	(1.9)	176.4	(2.2)	48
Total fixed income securities — Available for sale	790.1	(3.0)	423.2	(6.2)	1,213.3	(9.2)	428
Total short-term investments — Available for sale	4.6	—	—	—	4.6	—	3
Total	$794.7	$(3.0)	$423.2	$(6.2)	$1,217.9	$(9.2)	431

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
	March 31, 2015	March 31, 2014
	($ in millions)
(Purchases) of fixed income securities — Available for sale	$(483.7)	$(537.2)
(Purchases) of fixed income securities — Trading	(153.4)	(192.1)
(Purchases) of equity securities — Available for sale	—	—
(Purchases) of equity securities — Trading	(186.7)	(51.8)
Proceeds from sales and maturities of fixed income securities — Available for sale	540.7	598.8
Proceeds from sales and maturities of fixed income securities — Trading	133.8	181.3
Proceeds from sales of equity securities — Available for sale	108.6	4.0
Proceeds from sales of equity securities — Trading	83.7	5.3
Net change in receivable/(payable) for securities sold/(purchased)	15.9	13.6
Net (purchases)/sales of short-term investments — Available for sale	61.3	(61.9)
Net (purchases)/sales of short-term investments — Trading	(0.5)	—
Net proceeds/(purchases) of catastrophe bonds — Trading	1.8	(12.1)
Net sales of other investments	—	37.3
Net (purchases)/sales for the period	$121.5	$(14.8)

7.	Variable Interest Entities
As at March 31, 2015, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark, with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three months ended March 31, 2015, there was no change in the value of the Company’s investment in Chaspark (March 31, 2014 — $Nil). The adjusted carrying value approximates fair value.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which are collateralized and funded by Silverton through the issuance of a series of loan notes. Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda.
The proceeds of $65.0 million (of which $50.0 million was issued to third parties) from the issuance of Silverton’s Series 2014-1 Participating Notes on December 27, 2013 (“2014 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2014. The holders of the 2014 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2014-1 Segregated Account. Any existing value of the 2014 Loan Notes is being returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 16, 2016 maturity date. The fair value of the 2014 Loan Notes as at March 31, 2015 was $89.2 million (of which $68.6 million was due to external investors). During the first quarter of 2015, Silverton distributed $84.4 million (of which $64.8 million was distributed to external investors) to its noteholders. Of the remaining $3.8 million due to external investors, $0.7 million has been classified as a current liability in the Company’s consolidated financial statements with the balance of $3.1 million classified as long-term debt. The total aggregate unpaid balance of the 2014 Loan Notes held by third parties and those held by Aspen Holdings is $4.8 million. The Company’s maximum loss exposure to the 2014 Loan Notes is $1.1 million which is the fair value of its holdings as at March 31, 2015.
The proceeds of $85.0 million (of which $70.0 million was issued to third parties) from the issuance of Silverton’s Series 2015-1 Participating Notes on December 23, 2014 (“2015 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2015. The holders of the 2015 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2015-1 Segregated Account. Any existing value of the 2015 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 18, 2017 maturity date. The fair value of the 2015 Loan Notes as at March 31, 2015 was $88.5 million (of which $72.9 million was held by external investors). The $72.9 million of the 2015 Loan Notes held by external investors is classified as long term debt in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2015 Loan Notes held by third parties and those held by Aspen Holdings is $88.5 million. The Company’s maximum loss exposure to the 2015 Loan Notes is $15.6 million which is the fair value of its holdings as at March 31, 2015.
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
In the event of either an extreme catastrophic property reinsurance event or severe credit-related event there is a risk that Aspen Bermuda would be unable to recover losses from Silverton. These two risks are mitigated as follows:

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
For further information regarding the loan notes attributable to the third-party investments in Silverton, refer to Note 8 of these unaudited condensed consolidated financial statements.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at March 31, 2015 and December 31, 2014, respectively:

	As at March 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,041.8	$—	$—	$1,041.8
U.S. agency	—	182.9	—	182.9
Municipal	—	30.7	—	30.7
Corporate	—	2,333.6	—	2,333.6
Non-U.S. government-backed corporate	—	68.2	—	68.2
Foreign government	462.5	175.2	—	637.7
Asset-backed	—	140.9	—	140.9
Non-agency commercial mortgage-backed	—	40.4	—	40.4
Agency mortgage-backed	—	1,063.6	—	1,063.6
Total fixed income securities available for sale, at fair value	1,504.3	4,035.5	—	5,539.8
Short-term investments available for sale, at fair value	144.0	36.2	—	180.2
Equity investments available for sale, at fair value	—	—	—	—
Held for trading financial assets, at fair value
U.S. government	9.0	—	—	9.0
U.S. agency	—	0.2	—	0.2
Municipal	—	0.5	—	0.5
Corporate	—	554.1	—	554.1
Foreign government	40.7	93.0	—	133.7
Asset-backed	—	16.0	—	16.0
Bank loans	—	85.9	—	85.9
Total fixed income securities trading, at fair value	49.7	749.7	—	799.4
Short-term investments trading, at fair value	—	0.7	—	0.7
Equity investments trading, at fair value	719.0	—	—	719.0
Catastrophe bonds trading, at fair value	—	32.8	—	32.8
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	2.0	—	2.0
Derivatives at fair value— interest rate swaps	—	0.1	—	0.1
Liabilities under derivative contracts — foreign exchange contracts	—	(11.5)	—	(11.5)
Loan notes issued by variable interest entities, at fair value	—	—	(76.0)	(76.0)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(0.7)	(0.7)
Total	$2,417.0	$4,845.5	$(76.7)	$7,185.8
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2015 and no assets or liabilities were classified as Level 3 as at March 31, 2015, except for the loan notes issued by the VIEs.

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,094.4	$—	$—	$1,094.4
U.S. agency	—	197.4	—	197.4
Municipal	—	31.5	—	31.5
Corporate	—	2,319.4	—	2,319.4
Non-U.S. government-backed corporate	—	78.0	—	78.0
Foreign government	456.5	209.2	—	665.7
Asset-backed	—	143.5	—	143.5
Non-agency commercial mortgage-backed	—	44.8	—	44.8
Agency mortgage-backed	—	1,055.3	—	1,055.3
Total fixed income securities available for sale, at fair value	1,550.9	4,079.1	—	5,630.0
Short-term investments available for sale, at fair value	229.3	29.0	—	258.3
Equity investments available for sale, at fair value	109.9	—	—	109.9
Held for trading financial assets, at fair value
U.S. government	—	—	—	—
U.S. agency	—	0.2	—	0.2
Municipal	—	1.1	—	1.1
Corporate	—	529.8	—	529.8
Foreign government	36.1	104.0	—	140.1
Asset-backed	—	14.7	—	14.7
Bank loans	—	85.1	—	85.1
Catastrophe bonds trading, at fair value	—	34.8	—	34.8
Total fixed income securities trading, at fair value	36.1	769.7	—	805.8
Short-term investments trading, at fair value	0.1	0.1	—	0.2
Equity investments trading, at fair value	616.0	—	—	616.0

Other financial assets and liabilities, at fair value
Derivatives at fair value – foreign exchange contracts	—	7.9	—	7.9
Derivatives at fair value – interest rate swaps	—	0.1	—	0.1
Liabilities under derivative contracts – foreign exchange contracts	—	(14.3)	—	(14.3)
Loan notes issued by variable interest entities, at fair value	—	—	(70.7)	(70.7)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(67.9)	(67.9)
Total	$2,542.3	$4,871.6	$(138.6)	$7,275.3
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2014. There were no assets or liabilities that were classified as Level 3 as at December 31, 2014, except for the loan notes issued by the VIEs.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2015 and 2014:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	($ in millions)
Balance at the beginning of the period (1)	$138.6	$50.0
Distributed to third party	(64.8)	—
Total change in fair value included in the statement of operations	2.9	3.4
Balance at the end of the period (1)	$76.7	$53.4
(1) The amount classified as other payables was $0.7 million and $67.9 million as at March 31, 2015 and December 31, 2014, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at March 31, 2015 and December 31, 2014, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at March 31, 2015, the Company obtained an average of 2.0 quotes per fixed income investment, consistent with 2.0 quotes as at December 31, 2014. Pricing sources used in pricing fixed income investments as at March 31, 2015 and December 31, 2014 were as follows:

	As at March 31, 2015	As at December 31, 2014
Index providers	82%	84%
Pricing services	13	11
Broker-dealers	5	5
Total	100%	100%
A summary of securities priced using pricing information from index providers as at March 31, 2015 and December 31, 2014 is provided below:

	As at March 31, 2015		As at December 31, 2014
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,039.0	99%	$1,044.4	95%
U.S. agency	172.7	94%	186.9	95%
Municipal	13.9	45%	13.7	42%
Corporate	2,680.7	93%	2,731.1	96%
Non-U.S. government-backed corporate	33.5	49%	48.7	62%
Foreign government	434.6	56%	504.4	63%
Asset-backed	145.5	93%	140.5	89%
Non-agency commercial mortgage-backed	40.3	100%	44.8	100%
Agency mortgage-backed	651.0	61%	680.6	64%
Total fixed income securities	$5,211.2	82%	$5,395.1	84%
Equities	715.3	100%	725.9	100%
Total fixed income securities and equity investments	$5,926.5	84%	$6,121.0	86%
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
Corporate. Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in the FDIC program or other similar non-U.S. government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities include a portion of the BBB Emerging Market Debt portfolio. The Company classifies all of these securities within Level 2.
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
Bank Loans. These are variable rate, senior secured debt instruments issued by non-investment grade companies that are not publicly registered but are the most senior debt in a capital structure and are generally secured by company assets. Although these assets are not as liquid a market as traditional fixed income instruments, they are valued in similar fashion to other fixed maturities, using similar inputs such as yield curves, interest rates and credit spreads. These securities are primarily priced by a third-party pricing vendor. Bank loans are therefore classified within Level 2.
Short-term Investments. Short-term investments comprise highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase. Short-term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Levels 1 and 2.

Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at March 31, 2015, the Company obtained an average of 4.0 quotes per equity investment, compared to 4.0 quotes as at December 31, 2014. Pricing sources used in pricing equities as at March 31, 2015 and December 31, 2014 were all provided by index providers.
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
To determine the fair value of the loan notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the loan notes while a decrease in reserves would normally result in an increase in the fair value of the loan notes. The observable and unobservable inputs used to determine the fair value of the 2015-1 Loan Notes and 2014-1 Loan Notes as at March 31, 2015 and December 31, 2014 are presented in the table below:

At March 31, 2015	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$76.7	Internal Valuation Model	Gross premiums written (O)	$37.6	$39.6
			Reserve for losses (U)	$1.1	$4.4
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$120.0	$120.0

At December 31, 2014	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$138.6	Internal Valuation Model	Gross premiums written (O)	$—	$40.0
			Reserve for losses (U)	$—	$4.6
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$120.0	$120.0
The observable and unobservable inputs represent the potential variation around the inputs used in the valuation model. The contract period is defined in the Silverton loan agreements and the initial value represents the funds received from third parties.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at March 31, 2015 were 20.0% (December 31, 2014  — 18.6%) with Munich Re rated AA- by S&P, 18.9% (December 31, 2014 — 27.3%) with Lloyd’s syndicates rated A+ by S&P and 7.9% (December 31, 2014  — 8.4%) with Arch Re which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2015 and December 31, 2014:

		As at March 31, 2015			As at December 31, 2014
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$951.3	$0.1	(1)	$951.3	$0.1	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$220.0	$2.0		$165.8	$7.9
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$142.3	$(5.3)		$237.6	$(10.5)

(1)
Net of $19.5 million of cash collateral provided to counterparties, Goldman Sachs International ($451.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective International Swap Dealers Association agreements, as security for the Company’s net liability position (December 31, 2014 — $22.3 million).

		As at March 31, 2015			As at December 31, 2014
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$84.6	$(6.2)	(1)	$135.8	$(3.8)	(1)

(1)	Net of $Nil cash collateral (December 31, 2014 — $Nil).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three months ended March 31, 2015 and 2014, respectively:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	March 31, 2015	March 31, 2014
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(4.6)	$3.0
Interest Rate Swaps	Change in Fair Value of Derivatives	$(3.2)	$(1.9)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	March 31, 2015	March 31, 2014
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(2.8)	$—
Foreign Exchange Contracts	Net change from current period hedged transactions	$(2.4)	$—

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
As at March 31, 2015, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $362.3 million (December 31, 2014 — $403.4 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2015, the impact of foreign exchange contracts on net income was a charge of $4.6 million (March 31, 2014 — gain of $3.0 million).
As at March 31, 2015, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate notional value of $84.6 million (December 31, 2014 — $135.8 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the three months ended March 31, 2015, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $2.4 million (March 31, 2014 — $Nil).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the three months ended March 31, 2015 the realized loss recognized within general, administration and corporate expenses for settled foreign exchange contracts was $2.8 million (March 31, 2014 — $Nil).
Interest Rate Swaps. As at March 31, 2015, the Company held fixed for floating interest rate swaps with a total notional amount of $951.3 million (December 31, 2014 — $951.3 million) that are due to mature between November 26, 2015 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three months ended March 31, 2015, there was a charge in respect of the interest rate swaps of $3.2 million (March 31, 2014 — charge of $1.9 million).
As at March 31, 2015, cash collateral with a fair value of $19.5 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). As at March 31, 2015, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2014 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at March 31, 2015, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	($ in millions)
Balance at the beginning of the period	$299.0	$262.2
Acquisition costs deferred	154.1	139.4
Amortization of deferred policy acquisition costs	(119.3)	(112.0)
Balance at the end of the period	$333.8	$289.6

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2015 and twelve months ended December 31, 2014:

	Three Months Ended March 31, 2015	Twelve Months Ended December 31, 2014
	($ in millions)
Provision for losses and LAE at the start of the year	$4,750.8	$4,678.9
Less reinsurance recoverable	(350.0)	(332.7)
Net loss and LAE at the start of the year	4,400.8	4,346.2
Net loss and LAE expenses assumed/(disposed)	—	(24.2)

Provision for losses and LAE for claims incurred:
Current year	333.6	1,411.6
Prior years	(27.5)	(104.1)
Total incurred	306.1	1,307.5
Losses and LAE payments for claims incurred:
Current year	(18.8)	(112.1)
Prior years	(252.9)	(995.6)
Total paid	(271.7)	(1,107.7)

Foreign exchange (gains)	(96.4)	(121.0)

Net losses and LAE reserves at period end	4,338.8	4,400.8
Plus reinsurance recoverable on unpaid losses at period end	360.1	350.0
Provision for losses and LAE at the end of the relevant period	$4,698.9	$4,750.8
For the three months ended March 31, 2015, there was a reduction of $27.5 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $28.2 million for the three months ended March 31, 2014. The Company had no disposals relating to commutations during the three months ended March 31, 2015 (three months ended March 31, 2014 — $Nil). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015		As at December 31, 2014
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	61,722,502	93	62,017,368	94
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		128		129
Additional paid-in capital as at March 31, 2015 was $1,106.0 million (December 31, 2014 — $1,134.3 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2014 — $568.2 million) less issue costs of $12.4 million (December 31, 2014 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the three months ended March 31, 2015:

Number of Ordinary Shares
Ordinary shares in issue at December 31, 2014	62,017,368
Ordinary share transactions in the three months ended March 31, 2015
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	485,466
Ordinary shares issued to non-employee directors	6,806
Ordinary shares repurchased	(787,138)
Ordinary shares in issue at March 31, 2015	61,722,502
Ordinary Share Repurchases. On February 5, 2015, the Company and the Board of Directors agreed a new share repurchase authorization program of $500.0 million. The total share repurchase authorization, which was effective immediately through February 6, 2017, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.
Under open market repurchases under a Rule 10b5-1 plan, the Company acquired and cancelled 787,138 ordinary shares for the three months ended March 31, 2015. The total consideration paid was $36.5 million with an average price of $46.32 per ordinary share. Under open market repurchases, the Company acquired and cancelled 770,505 ordinary shares for the three months ended March 31, 2014. The total consideration paid for the three months ended March 31, 2014 was $30.9 million with an average price of $40.08 per ordinary share.
Rights Agreement. On April 17, 2014, the Board of Directors resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right would have allowed its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights became exercisable. The Rights could not be exercisable until 10 business days after the public announcement that a person or group acquired the beneficial ownership of 10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors). The

Rights could have been redeemed at any time at the discretion of the Board of Directors. As of March 31, 2015, no Rights were exercisable or exercised. The Rights Agreement expired on April 16, 2015.

14.	Share-Based Payments
The Company has issued options and other equity incentives under three arrangements: the employee incentive plans, the non-employee director plan and the employee share purchase plans. When options are exercised or other equity awards have vested, new shares are issued as the Company does not currently hold treasury shares.
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
Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three months ended March 31, 2015 (2014 — Nil) and 83,938 options were exercised and shares issued in the three months ended March 31, 2015 (2014 — 19,579). No charges against income were made in respect of employee options for the three months ended March 31, 2015 (2014 — $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a three-year period based on continued service. Some of the RSU grants vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant adjusted for illiquidity and is expensed through the income statement evenly over the vesting period. In the three months ended March 31, 2015, the Company granted 238,315 RSUs to its employees (2014 — Nil). Compensation costs charged against income in respect of RSUs for the three months ended March 31, 2015 were $4.7 million (2014 — $2.8 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant. On February 5, 2015 (with a grant date of February 9, 2015), the Board of Directors approved a total of 27,620 RSUs for the non-employee directors (2014 — 27,180 RSUs) and 12,154 RSUs to the Chairman (February 10, 2014 — 13,590). Compensation costs charged against income in respect of non-employee director RSUs for the three months ended March 31, 2015 were $0.3 million (2014 — $0.4 million).
The total fair value adjustment for all RSUs for the three months ended March 31, 2015 was $0.3 million (2014 — $0.6 million). The total tax credit recognized by the Company in relation to RSUs in the three months ended March 31, 2015 was $1.1 million (2014 — $0.6 million).
Performance Shares. During the three months ended March 31, 2015, the Company granted 277,585 performance shares to employees (three months ended March 31, 2014 — Nil). The performance shares will be subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2015 is:

•	less than 5.6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., one-third of the initial grant);

•	between 5.6% and 11.1%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or

•	between 11.1% and 22.2%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

In calculating BVPS for 2015, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and impact growth in BVPS which management does not have any control over. The Compensation Committee also agreed that it will review the impact of any capital management actions undertaken during 2015, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be may be made in the context of such actions. The Compensation Committee further agreed to exclude from the calculation of BVPS for 2015 all transactional expenses incurred in connection with any transaction which, if consummated, would result in a change in control, including without limitation the cost of defending against any such transaction and any third-party legal and advisory costs. The Compensation Committee believes that it would not be appropriate for employee’s performance-related compensation to be impacted by these costs.
The Compensation Committee will determine the vesting conditions for the 2016 and 2017 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if the shares eligible for vesting in 2016 and 2017 are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the ordinary shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.
The fair value of performance share awards is based on the value of the closing share price on the date of the grant adjusted for illiquidity less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three months ended March 31, 2015 in respect of performance shares were $0.2 million (2014 — $1.5 million). The total tax recognized by the Company in relation to performance shares in the three months ended March 31, 2015 was a tax credit of $0.1 million (2014 — $0.4 million).
Phantom Shares. During the three months ended March 31, 2015, the Compensation Committee approved the grant of 135,651 phantom shares to its employees (2014 — Nil). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2015 performance shares, with the difference being that any vested amount would be paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing share price on the date of the grant adjusted for illiquidity, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three months ended March 31, 2015 in respect of phantom shares were $0.9 million (2014 — $1.6 million) with a fair value adjustment for the three months ended March 31, 2015 of $1.1 million (2014 — $0.2 million). The total tax credit recognized by the Company in relation to phantom shares in the three months ended March 31, 2015 was $0.4 million (2014 — $0.2 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period (and effective April 6, 2014, £500 per month), at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of an ordinary share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 52,452 ordinary shares were issued during the three months ended March 31, 2015 (2014 — 9,994 shares). Compensation costs charged against income in the three months ended March 31, 2015 in respect of the ESPP were $0.3 million (2014 — $0.1 million).

15.	Intangible Assets
The following table provides a summary of the Company’s intangible assets for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015				Three Months Ended March 31, 2014
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.2	$18.4
Amortization	—	—	—	—	—	—	(0.1)	(0.1)
End of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.1	$18.3
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2015, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2014 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the licenses as at March 31, 2015 was $16.6 million (December 31, 2014 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The licenses have an indefinite life and are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Other. In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The Board of Directors assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset was amortized over a five-year period and the value as at March 31, 2015 was $Nil (December 31, 2014 — $Nil).

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.
The following table details the forms and value of the Company’s restricted assets as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015	As at December 31, 2014
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$988.6	$1,086.9
Third party	2,121.7	2,183.4
Letters of credit / guarantees(1)	714.0	778.7
Total restricted assets	$3,824.3	$4,049.0
Total as percent of cash and invested assets	45.0%	47.0%

(1)	As of March 31, 2015, the Company had pledged funds of $704.8 million and £9.2 million (December 31, 2014 — $764.4 million and £9.2 million) as collateral for the secured letters of credit.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash and investments as at March 31, 2015 in the amount of $417.9 million (December 31, 2014 — $411.9 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2015 was £0.4 million (December 31, 2014 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
On December 12, 2014, Aspen Holdings and certain of its subsidiaries (the “Borrowers”) entered into a first amendment to an amended and restated credit agreement, dated June 12, 2013, with various lenders and Barclays Bank Plc, as administrative agent (“Barclays”). Aspen Holdings has recently established, and may establish additional, special purpose entities that have issued or will issue insurance-linked securities to third-party investors (each, an “ILS Entity” and collectively, the “ILS Entities”). Accordingly, the amended and restated credit agreement was amended, among other things, to (i) exclude ILS Entities from the definition of “Subsidiary”, (ii) permit the Borrowers to invest in ILS Entities and (iii) permit the Borrowers to engage in transactions with an ILS Entity.
Aspen U.K. and Aspen Bermuda have a $100.0 million secured letter of credit facility agreement with Barclays. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company did not extend the maturity date of the Barclays secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility. As at March 31, 2015, the Company had no outstanding collateralized letters of credit under this facility (December 31, 2014 — $5.0 million).
For further information relating to the Company’s credit facilities, refer to Note 23 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Interest Rate Swaps. As at March 31, 2015, cash collateral with a fair value of $19.5 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). For more information, please refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as of March 31, 2015 were:

	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.1	$9.8	$8.5	$7.0	$6.1	$1.5	$43.0

(c)	Contingent liabilities
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
In some jurisdictions, notably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against the Company’s Operating Subsidiaries. In accordance with ASC 450-20-50-4b, for (a) reasonably possible losses for which no accrual is made because any of the conditions for accrual in ASC 450-20-25-2 are not met and (b) reasonably possible losses in excess of the amounts accrued pursuant to ASC 450-20-30-1, the Company will provide an estimate of the possible loss or range of possible loss or state that such an estimate cannot be made.
As of March 31, 2015, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2015 and 2014. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2014 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our subsidiaries in Bermuda, the U.K. and the U.S.
Some of the key results for the three months ended March 31, 2015 were:

•
Gross written premiums of $919.2 million for the first quarter of 2015, an increase of 7.4% from the first quarter of 2014. Gross written premiums in reinsurance increased by 2.7% as a result of growth across our other property lines and specialty lines, while gross written premiums in insurance increased by 13.3% as a result of the continued strategic growth of our U.S. and international insurance teams;

•
Net favorable development on prior year loss reserves of $27.5 million for the first quarter of 2015 compared with $28.2 million in the first quarter of 2014, which had a 4.6 percentage point impact on the combined ratio in the first quarter of 2015 and a 5.0 percentage point impact on the combined ratio in the first quarter of 2014;

•
Combined ratio of 88.9% for the first quarter of 2015 compared with a combined ratio of 87.6% for the first quarter of 2014. There were $13.5 million, or 2.3 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2015 compared with $10.6 million, or 1.9 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2014;

•
Realized and unrealized foreign exchange losses of $6.4 million for the first quarter of 2015 compared with gains of $0.1 million in the first quarter of 2014 predominantly due to the continued strengthening of the U.S. Dollar during the first quarter of 2015;

•
Realized and unrealized investment gains of $42.9 million for the first quarter of 2015 compared with gains of $13.6 million in the first quarter of 2014. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result of this, there was a net realized investment gain of $28.9 million from this sale.

•	Diluted net income per share of $1.87 for the quarter ended March 31, 2015 compared with diluted net income per share of $1.66(1) in the same quarter last year;

•	Annualized net income return on average equity of 16.4% for the first quarter of 2015 compared with 16.0% for the first quarter of 2014; and

•	Diluted book value per share (1) of $46.02 as at March 31, 2015, up 2.0% from December 31, 2014, which included net unrealized losses on foreign currency translation, net of taxes, of $26.1 million.

We continue to execute on our strategies to expand our Aspen Capital Markets division as well as our other lines of business within reinsurance while continuing to grow our insurance segment both in the United States and internationally. In our reinsurance segment, we have also successfully increased premiums significantly in specialty reinsurance which has a diverse set of products with some further increases in other property. In the insurance segment, we increased gross written premiums by 13.3%, from $383.3 million in the first three months of 2014 to $434.4 million in the first three months of 2015. As discussed further below, the most meaningful increases were in property and casualty and financial and professional lines.
Total shareholders’ equity increased by $46.5 million to $3,465.8 million for the three months ended March 31, 2015. The most significant movements were:

•	a $106.1 million increase in retained earnings for the period;

•	the repurchase of 787,138 million ordinary shares for $36.5 million through open market repurchases; and

•	net unrealized losses on foreign currency translation, net of taxes, of $26.1 million.

(1)
Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Ordinary shareholders’ equity as at March 31, 2015 and December 31, 2014 was:

	As at March 31, 2015	As at December 31, 2014
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,465.8	$3,419.3
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	(0.5)	(0.5)
Net assets attributable to ordinary shareholders	$2,909.5	$2,863.0
Issued ordinary shares	61,722,502	62,017,368
Issued and potentially dilutive ordinary shares	63,227,379	63,448,319
Outlook and Trends

Overall, the market has continued to experience pressure on rates in reinsurance and insurance. In reinsurance, overall rates decreased by approximately 5% in the first quarter of 2015. Although the property catastrophe market remains under pressure, with rates decreasing approximately 11%, we managed our exposures by redeploying capital to other lines of business where rates are less pressured and by utilizing our Aspen Capital Markets division. In specialty reinsurance, rates are less pressured in certain products which has contributed to the 21% increase in gross written premium in the quarter. Our other property line's gross written premium has also grown by 7% as we are reaching markets where there are not as many competitors with a presence on the ground and we are bringing clients in these markets our suite of product offerings. In line with our reinsurance strategy, we continue to leverage our regional offices around the world. In the first quarter of 2015, our gross written premium increased by 25% in Asia Pacific, Latin America, Middle East and North Africa and we expect that growth to continue.
In insurance, overall rates decreased by 1% in the first quarter of 2015. Certain lines of business, such as programs, U.S. excess casualty and professional and technology risks, experienced rate increases of approximately 5%. With the exception of offshore energy property insurance in the Gulf of Mexico, which behaves similarly to property catastrophe reinsurance, the biggest price reduction we experienced was approximately 6% in U.S. Property. In our U.S. specialty insurance business, we experienced attractive growth rates in surety, professional liability and environmental liability. As a result, we continue to allocate our capital to areas where pricing is holding steady or increasing. In addition, our Lloyd’s business, which is a meaningful part of international insurance, has grown by a compound rate of 16% over the last five years and we expect attractive returns from this business in 2015. In particular, we expect the Lloyd’s global brand and licenses will help position us for the next phase of growth in Asia Pacific and Latin America.
See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Application of Critical Accounting Policies
Our condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the consolidated condensed unaudited financial statements contained in this report.
Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014
The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2015 and 2014, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Gross written premiums increased by $63.7 million, or 7.4%, in the first quarter of 2015 compared to the first quarter of 2014. Premiums from our reinsurance segment increased by 2.7% due to growth across three of our four lines of business, in particular our specialty line with a growth of 21.3% and our other property lines with a growth of 7.3%. Growth in other property lines has been in our pro-rata lines while the increase in specialty reinsurance premiums was due to growth in our specialty marine and agriculture lines. Our insurance segment’s premiums increased by 13.3% principally due to continued growth across our lines in the U.S. in addition to growth in our international financial and professional lines and our U.K. commercial property and casualty lines. The table below shows our gross written premiums for each segment for the three months ended March 31, 2015 and 2014, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% increase
	($ in millions)	($ in millions)
Reinsurance	$484.8	$472.2	2.7%
Insurance	434.4	383.3	13.3%
Total	$919.2	$855.5	7.4%
Ceded reinsurance. Total reinsurance ceded for the quarter of $156.0 million reduced by $2.0 million from the first quarter of 2014 mainly as a result of our strategy to retain more risk which has reduced the ceded reinsurance costs for our insurance segment. Our retention ratio, defined as net written premium as a percentage of gross written premium, increased by 1.5 percentage points in the first quarter of 2015 from 81.5% to 83.0%. The impact from this strategy has been partially offset through the growth of Aspen Capital Markets which has allowed us to increase our gross catastrophe reinsurance line sizes resulting in more risk ceded to third-party investors in our reinsurance segment.
Net premiums earned. Net premiums earned in the first quarter of 2015 increased by 4.8% from the first quarter of 2014, broadly consistent with the increase in gross written premiums in the period.
Losses and loss adjustment expenses. The loss ratio for the quarter of 51.6% increased by 0.7 percentage points compared to the first quarter of 2014 due to increased current year losses. There were $13.5 million, or 2.3 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2015 compared with $10.6 million, or 1.9 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2014. In addition to weather-related events, we incurred a $6.8 million loss associated with an airline crash and a $7.5 million loss in connection with a floating gas production and storage facility. There were no significant large losses reported in the first quarter of 2014.
In the reinsurance segment, the 0.9 percentage point increase in the loss ratio from 41.4% in the first quarter of 2014 to 42.3% in the first quarter of 2015 was due to higher catastrophe losses and a reduction in prior year reserve releases offset by lower attritional losses. In the first quarter of 2014, we reported $5.5 million of catastrophe losses associated with U.S. and Japanese storms while in the current quarter we recognized $7.7 million of catastrophe losses associated with European, U.S. and Australian storms. Reserve releases reduced from $21.2 million in the first quarter of 2014 to $13.2 million in the current period.

In the insurance segment, the loss ratio for the first quarter of 2015 reduced by 1.0 percentage point from 59.3% in the first quarter of 2014 to 58.3% in the first quarter of 2015 due to an increase in prior year reserve releases and lower underlying attritional losses offset by two medium-sized headline losses. Catastrophe losses increased marginally from $5.1 million in the first quarter of 2014 to $5.8 million in the first quarter of 2015. In the first quarter of 2015, we incurred a $5.8 million loss following an airliner crash and a $7.5 million loss in connection with a floating gas production and storage facility. In the first quarter of 2014, there were no significant large losses reported. Reserve releases were $14.3 million for the first quarter of 2015 compared to $7.0 million for the comparative quarter last year.
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2015 and 2014 were as follows:

Business Segment	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Reinsurance	42.3%	41.4%
Insurance	58.3%	59.3%
Total Loss Ratio	51.6%	50.9%
We also present, in the tables below, loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined first quarter 2015 catastrophe losses as losses associated with storms in Europe, Australia and North America. Catastrophe losses in the first quarter of 2014 related to winter storms in the U.S. and Japan and flood losses in the U.K.
The underlying changes in loss ratios by segment are shown in the tables below for the three months ended March 31, 2015 and 2014. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended March 31, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	42.3%	(3.1)%	39.2%
Insurance	58.3%	(1.7)%	56.6%
Total	51.6%	(2.3)%	49.3%

For the Three Months Ended March 31, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	41.4%	(2.1)%	39.3%
Insurance	59.3%	(1.7)%	57.6%
Total	50.9%	(1.9)%	49.0%
Reserve releases in our reinsurance segment reduced from $21.2 million in the first quarter of 2014 to $13.2 million in the current period. Favorable reserve development in the first quarter 2015 was across all reinsurance lines with the most significant release in specialty, in particular aviation and marine lines. The lower level of reserve releases this quarter compared to 2014 in reinsurance is attributable mainly to specialty reinsurance. The insurance segment had a $14.3 million reserve release this quarter compared to $7.0 million in the comparative quarter in 2014 due primarily to favorable development in property and casualty lines.

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31, 2015			Three Months Ended March 31, 2014
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	20.1%	15.9%	17.5%	18.1%	16.5%	17.2%
General and administrative expense ratio(1)	12.2	13.3	15.0	11.8	12.3	14.7
Gross expense ratio	32.3	29.2	32.5	29.9	28.8	31.9
Effect of reinsurance	2.1	6.0	4.8	1.3	7.0	4.8
Total net expense ratio	34.4%	35.2%	37.3%	31.2%	35.8%	36.7%

(1)	The total group general and administrative expense ratio includes corporate expenses.
Policy acquisition expenses in the reinsurance segment increased compared to the first quarter of 2014 due to the current quarter being impacted by a number of commutation adjustments which reduced earned premiums without any equivalent reduction in commissions payable, as well as a $1.7 million profit commission adjustment. The reduction in the acquisition ratio in the insurance segment is principally due to increases in commissions payable to us on ceded reinsurance cessions.
General, administrative and corporate expenses increased by $6.6 million to $102.2 million from $95.6 million in the first quarter of 2014. The general, administrative and corporate expense ratio increased by 0.3 percentage points due to a fair value adjustment on equity compensation as well as expenses related to the recruitment of senior underwriters in our insurance segment. Corporate expenses in the first quarter of 2014 included $3.0 million in non-recurring costs associated with the cost of defending the unsolicited approach from Endurance Specialty Holdings Ltd. (“Endurance”).
Net investment income. Net investment income for the quarter of $47.4 million decreased by 4.2% compared to $49.5 million in the first quarter of 2014 due primarily to a reduction in income from our fixed income securities.
Change in fair value of derivatives. In the three months ended March 31, 2015, we recorded a loss of $3.2 million (2014 — loss of $1.9 million) in respect of interest rate swaps and a loss of $4.6 million (2014 — gain of $3.0 million) in respect of foreign exchange contracts.
Income before tax. In the first quarter of 2015, income before tax was $133.1 million (2014 — $124.2 million) comprising the amounts set out in the table below:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	($ in millions)
Underwriting income	$80.5	$87.7
Corporate expenses	(14.5)	(16.9)
Other income	1.3	(0.1)
Net investment income	47.4	49.5
Change in fair value of derivatives	(7.8)	1.1
Change in fair value of loan notes issued by variable interest entities	(2.9)	(3.4)
Realized and unrealized investment gains	57.4	17.9
Realized and unrealized investment losses	(14.5)	(4.3)
Net realized and unrealized foreign exchange (losses)/gains	(6.4)	0.1
Interest expense	(7.4)	(7.4)
Income before tax	$133.1	$124.2
Taxes. Income tax expense for the three months ended March 31, 2015 was $5.1 million (2014 — $3.8 million) equating to an estimated effective tax rate of 3.8% (2014 — 3.1%). The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2015 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate decreased from 23% to 21%, effective April 1, 2014, with a further reduction to 20% from April 1, 2015) and the U.S. (where the corporate tax rate is 34%). However, at December 31, 2014, the Company had net operating losses carried forward for U.S. Federal income tax purposes of $267.4 million which are available to offset future U.S. Federal taxable income, if any, with expiry periods between 2026 and 2034. The increase in tax rate for the quarter is due predominantly to a greater proportion of our profits derived from our U.K.-based operations relative to Bermuda.
Net income after tax. Net income after tax for the three months ended March 31, 2015 was $128.0 million, equivalent to basic earnings per ordinary share of $1.91 adjusted for the $9.5 million preference share dividends. Fully diluted earnings per ordinary share were $1.87. Net income after tax for the three months ended March 31, 2014 was $120.4 million, equivalent to basic earnings per ordinary share of $1.70 after deducting $9.5 million in preference share dividends. Fully diluted earnings per ordinary share were $1.66 for the three months ended March 31, 2014.
Investment gains/(losses). Total realized and unrealized investment gains for the three months ended March 31, 2015 were $42.9 million (2014 — $13.6 million) comprising the amounts set out in the table below:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$6.2	$4.4
Fixed income securities — gross realized (losses)	(0.5)	(3.1)
Equity securities — gross realized gains	31.9	1.3
Equity securities — gross realized (losses)	(3.0)	—
Trading:
Fixed income securities — gross realized gains	2.0	1.9
Fixed income securities — gross realized (losses)	(2.2)	(1.2)
Equity securities — gross realized gains	16.5	1.0
Equity securities — gross realized (losses)	(8.8)	—
Catastrophe bonds	—	0.1
Net change in gross unrealized gains	0.8	9.2
Total realized and unrealized investment gains	$42.9	$13.6
As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result of this, there was a net realized investment gain of $28.9 million on this sale.
Other comprehensive income (loss). Total other comprehensive income reduced by $31.3 million (2014 — gain of $15.5 million), net of taxes, for the three months ended March 31, 2015. This was comprised of a $29.1 million gain in the net unrealized available for sale investment portfolio (2014 — $20.5 million net unrealized gain), a $31.9 million reclassification of net realized gains to net income (2014 — $0.2 million reclassified net realized gains) as a result of the sale of the available for sale equity portfolio, net unrealized losses in foreign currency translation of $26.1 million (2014 — $4.8 million net unrealized losses) mainly as a result of the strengthening of the U.S. dollar in the period and a $2.4 million unrealized loss (2014 — $Nil) on hedged foreign exchange contracts.
Dividends. The dividend on our ordinary shares increased from $0.20 per ordinary share to $0.21 per ordinary share on April 22, 2015. The dividend on our ordinary shares increased from $0.18 per ordinary share to $0.20 per ordinary share on April 23, 2014. Dividends paid on our ordinary and preference shares in the three months ended March 31, 2015 were $12.4 million (2014 — $11.7 million).
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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2015 and 2014. The contributions of each segment to gross written premiums in the three months ended March 31, 2015 and 2014 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(% of total gross written premiums)
Reinsurance	52.7%	55.2%
Insurance	47.3	44.8
Total	100.0%	100.0%

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	($ in millions)
Reinsurance	$484.8	$472.2
Insurance	434.4	383.3
Total	$919.2	$855.5
Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture, marine, aviation, engineering and other specialty). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our reinsurance segment increased by 2.7% compared to the three months ended March 31, 2014. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2015 and 2014, and the percentage change in gross written premiums for each such line:

Lines of Business	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$153.8	$168.8	(8.9)%
Other property reinsurance	109.9	102.4	7.3%
Casualty reinsurance	114.7	113.3	1.2%
Specialty reinsurance	106.4	87.7	21.3%
Total	$484.8	$472.2	2.7%
The reduction in property catastrophe premiums in the first quarter of 2015 is mainly due to planned reductions associated with more challenging market conditions. The increase in other property reinsurance is due to increases in our pro rata lines while gross written premiums in specialty reinsurance increased due to a growth in specialty marine and agriculture lines.
Losses and loss adjustment expenses. The loss ratio for the three months ended March 31, 2015 was 42.3% compared to 41.4% in the equivalent period in 2014. The increase in the loss ratio is primarily attributable to a reduction in prior year reserve releases and higher catastrophe losses having a more significant impact on the loss ratio than the lower attritional losses in the quarter. In the first quarter of 2015, we experienced $7.7 million of natural catastrophe losses, consisting of $3.6 million of losses associated with European storms and $4.1 million of losses from other weather-related events in North America and Australia. The comparable quarter of 2014 experienced $5.5 million of catastrophe losses associated with U.S. and Japanese storms. There was an $8.0 million decrease in prior year reserve releases from $21.2 million in the first quarter of 2014 to $13.2 million in the current period mainly due to reduced reserve releases from specialty reinsurance. Reserve releases for the current and comparative quarters were mainly as a result of favorable development in the specialty, casualty and property catastrophe lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $53.4 million for the three months ended March 31, 2015 equivalent to 21.4% of net premiums earned (2014 — $50.4 million or

18.9% of net premiums earned). The acquisition expense ratio in the current quarter was adversely affected by commutation adjustments in our specialty lines which reduced net earned premium without any equivalent reduction in commissions as well as a $1.7 million profit commission adjustment. The general and administrative expenses were generally flat in the quarter at $32.4 million (2014 — $32.8 million). However, the general and administrative expense ratio increased to 13.0% from 12.3% for the same period in 2014 due to the impact of commutations on net earned premiums.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our insurance segment increased by 13.3% compared to the three months ended March 31, 2014. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2015 and 2014, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014	% increase
	($ in millions)	($ in millions)
Property and casualty insurance	$213.4	$176.3	21.0%
Marine, aviation and energy insurance	131.7	131.7	—%
Financial and professional lines insurance	89.3	75.3	18.6%
Total	$434.4	$383.3	13.3%
Notable areas of gross written premiums growth include U.K. property and liability packages, political risks and environmental liability.
Losses and loss adjustment expenses. The loss ratio for the quarter was 58.3% compared to 59.3% for the three months ended March 31, 2014, with the reduction in the loss ratio due to an increase in prior year reserves releases offset by a $5.8 million aviation loss and a $7.5 million loss in connection with a floating gas production and storage facility and a small increase in catastrophe losses. There was a $7.3 million increase in prior year reserve releases from $7.0 million in the first quarter of 2014 to $14.3 million in the current period. The loss ratio for the current quarter has also been adversely affected by $5.8 million of catastrophe losses associated with U.S. weather-related events while the comparative period in 2014 experienced $5.1 million of U.S. and U.K. storm losses.
The reserve releases in the current quarter were predominantly from our property and casualty lines. The reserve releases in the comparative quarter in 2014 were mainly attributable to shorter-tail business lines, principally our U.S. and U.K. property, U.S. energy and inland marine lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended March 31, 2015 decreased to 19.1% of net premiums earned compared to 20.5% in the first quarter of 2014 as a result of changes in business mix and increased commissions payable to us on ceded reinsurance cessions. Our general and administrative expenses increased by $9.4 million to $55.3 million for the three months ended March 31, 2015 from $45.9 million in the first quarter of 2014 due to a fair value adjustment on equity compensation as well as expenses related to the recruitment of senior underwriters. The expense ratio reduced by 0.6 percentage points overall.

Cash and investments
As at March 31, 2015 and December 31, 2014, total cash and investments were $8.5 billion and $8.6 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2015		As at December 31, 2014
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,041.8	12.2%	$1,094.4	12.6%
U.S. agency	182.9	2.1	197.4	2.3
Municipal	30.7	0.4	31.5	0.4
Corporate	2,333.6	27.4	2,319.4	26.9
Non-U.S. government-backed corporate	68.2	0.8	78.0	0.9
Foreign government	637.7	7.5	665.7	7.7
Asset-backed	140.9	1.7	143.5	1.7
Non-agency commercial mortgage-backed	40.4	0.5	44.8	0.5
Agency mortgage-backed	1,063.6	12.5	1,055.3	12.3
Total fixed income securities — available for sale	$5,539.8	65.1%	$5,630.0	65.3%
Fixed income securities — trading
U.S. government	9.0	0.1	—	—
U.S. agency	0.2	—	0.2	—
Municipal	0.5	—	1.1	—
Corporate	554.1	6.5	529.8	6.2
Foreign government	133.7	1.6	140.1	1.6
Asset-backed	16.0	0.2	14.7	0.2
Bank loans	85.9	1.0	85.1	1.0
Total fixed income securities — trading	$799.4	9.4%	$771.0	9.0%
Total other investments	9.5	0.1	8.7	0.1
Total catastrophe bonds — trading	32.8	0.4	34.8	0.4
Total equity securities — available for sale	—	—	109.9	1.3
Total equity securities — trading	719.0	8.5	616.0	7.2
Total short-term investments — available for sale	180.2	2.1	258.3	3.0
Total short-term investments — trading	0.7	—	0.2	—
Total cash and cash equivalents	1,225.9	14.4	1,178.5	13.7
Total cash and investments	$8,507.3	100.0%	$8,607.4	100.0%
Fixed Income Securities. As at March 31, 2015, the average credit quality of our fixed income portfolio was “AA-,” with 88.2% of the portfolio rated “A” or higher. As at December 31, 2014, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at March 31, 2015 was 3.45 years compared to 3.50 years as at December 31, 2014 excluding the impact of the interest rate swaps, and 3.27 years including the impact of interest rate swaps (December 31, 2014 — 3.29 years).

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at March 31, 2015:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,063.6	$1,063.6
Non-agency commercial	15.8	24.6	40.4
Total mortgage-backed securities	$15.8	$1,088.2	$1,104.0
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.
Equity Securities. Equity securities are comprised of U.S. and foreign equity securities and in prior periods were classified as available for sale or trading. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result, there was a realized investment gain of $28.9 million on this sale. The total investment return from the available for sale and trading equity portfolios for the three months ended March 31, 2015 and 2014 was as follows:

	For the Three Months Ended
Available for Sale Equity Portfolio	March 31, 2015	March 31, 2014
	($ in millions)
Dividend income	$—	$1.5
Realized investment gains	31.5	1.3
Change in net unrealized gains/(losses), gross of tax	(31.5)	0.6
Realized foreign exchange gains/(losses)	(5.5)	—
Net unrealized foreign exchange gains/(losses)	4.2	—
Total investment return/(loss) from the available for sale equity portfolio	$(1.3)	$3.4

	For the Three Months Ended
Trading Equity Portfolio	March 31, 2015	March 31, 2014
	($ in millions)
Dividend income	$6.2	$3.9
Realized investment gains	13.5	1.0
Change in net unrealized gains/(losses), gross of tax	3.4	1.6
Realized foreign exchange gains/(losses)	(5.1)	—
Net unrealized foreign exchange gains/(losses)	(11.9)	0.3
Total investment return/(loss) from the trading equity portfolio	$6.1	$6.8
Interest rate swaps. In 2014 we decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. As at March 31, 2015, our interest rate swaps program was a notional $951.3 million consistent with the $951.3 million at December 31, 2014, and during the three months ended March 31, 2015, no swaps rolled off. Our interest rate swaps program continues to partially mitigate the negative impact of rising interest rates on the market value of our fixed income portfolio. For the three months ended March 31, 2015, there was a charge in respect of the interest rate swaps of $3.2 million which consisted of a $2.9 million mark to market gain less $6.1 million of net interest payments. As at March 31, 2015, our interest rate swap position reduced the duration of the fixed-income portfolio from 3.45 years to 3.27 years and the duration of the aggregate portfolio from 2.81 years to 2.66 years.
European Fixed Income and Equity Exposures. As at March 31, 2015, we had $1,038.3 million, or 12.2% of our total cash and investments, invested in securities issued by European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish corporate bonds.
We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. We continue to prohibit purchases of GIIPS sovereign (including Belgium) and guaranteed debt, peripheral European bank debt and corporate bonds issued by companies domiciled in GIIPS countries.

In May 2014, we amended our restrictions on purchases of bonds issued by U.K and non-peripheral European corporate financial issuers to allow the purchase of those issued by select issuers.
The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at March 31, 2015. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at March 31, 2015 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$15.6	$—	$—	$—	$—	$15.6	0.2%
Belgium	—	—	19.1	—	—	10.9	30.0	0.4
Denmark	2.6	—	—	—	—	8.6	11.2	0.1
Finland	—	18.4	—	—	—	6.7	25.1	0.3
France	—	37.0	16.8	3.1	—	27.1	84.0	1.0
Germany	41.4	18.9	52.8	5.1	—	12.4	130.6	1.6
Latvia	—	—	1.7	—	—	—	1.7	—
Lithuania	—	—	—	3.1	—	—	3.1	—
Luxembourg	—	—	—	0.3	1.0	—	1.3	—
Netherlands	—	58.1	4.8	8.6	1.5	—	73.0	0.9
Norway	4.8	16.1	—	—	—	—	20.9	0.3
Poland	—	—	2.6	—	—	—	2.6	—
Sweden	3.0	15.7	—	1.0	—	21.6	41.3	0.5
Switzerland	10.3	39.7	23.2	8.8	—	72.0	154.0	1.9
United Kingdom	27.7	205.5	61.0	43.9	4.3	101.5	443.9	5.3
Total European Exposures	$89.8	$425.0	$182.0	$73.9	$6.8	$260.8	$1,038.3	12.5%

	As at March 31, 2015 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$7.1	$—	$8.5	$—	$—	$—	$—	$—	$—	$—	$15.6	$0.3
Belgium	—	—	—	—	—	—	19.1	—	10.9	—	30.0	3.3
Denmark	—	—	—	—	2.6	—	—	—	8.6	—	11.2	2.6
Finland	10.0	—	—	—	8.4	—	—	—	6.7	—	25.1	1.9
France	3.0	—	8.9	23.2	—	1.3	20.5	—	27.1	—	84.0	6.2
Germany	6.8	—	29.3	9.5	12.7	—	59.8	—	12.4	—	130.5	4.7
Latvia	1.7	—	—	—	—	—	—	—	—	—	1.7	0.1
Lithuania	3.1	—	—	—	—	—	—	—	—	—	3.1	0.2
Luxembourg	—	—	—	—	—	—	0.3	—	—	1.0	1.3	—
Netherlands	7.2	—	—	29.2	—	4.8	30.2	—	—	1.5	72.9	1.6
Norway	—	—	—	20.9	—	—	—	—	—	—	20.9	1.1
Poland	2.6	—	—		—	—	—	—	—	—	2.6	0.2
Sweden	—	—	—	7.4	3.0	9.3	—	—	21.6	—	41.3	5.6
Switzerland	6.6	—	—	—	—	16.1	55.6	3.8	72.0	—	154.0	11.5
United Kingdom	208.0	1.0	6.1	—	—	11.3	98.5	13.4	101.5	4.3	444.0	12.1
Total European Exposures	$256.2	$1.0	$52.8	$90.2	$26.7	$42.7	$284.0	$17.1	$260.8	$6.8	$1,038.3	$51.4

Reserves for Losses and Loss Adjustment Expenses
As at March 31, 2015, we had total net loss and loss adjustment expense reserves of $4,338.8 million (December 31, 2014 — $4,400.8 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at March 31, 2015 and December 31, 2014, respectively:

	As at March 31, 2015
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,447.3	$(36.4)	$2,410.9
Insurance	2,251.6	(323.7)	1,927.9
Total losses and loss expense reserves	$4,698.9	$(360.1)	$4,338.8

	As at December 31, 2014
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,531.1	$(37.8)	$2,493.3
Insurance	2,219.7	(312.2)	1,907.5
Total losses and loss expense reserves	$4,750.8	$(350.0)	$4,400.8
For the three months ended March 31, 2015, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $27.5 million. An analysis of this reduction by business segment is as follows for each of the three months ended March 31, 2015 and 2014:

	For the Three Months Ended
Business Segment	March 31, 2015	March 31, 2014
	($ in millions)
Reinsurance	$13.2	$21.2
Insurance	14.3	7.0
Total losses and loss expense reserves reductions	$27.5	$28.2
The key elements which gave rise to the net positive development during the three months ended March 31, 2015 were as follows:
Reinsurance. Net reserve releases were $13.2 million in the current quarter. The largest releases in the quarter were $6.0 million from specialty lines due to a reduction in reserves for aviation and marine lines, a $3.2 million reduction in reserves for casualty lines following better than expected development and a $2.9 million reduction in reserves for property catastrophe due to better than expected development.
Insurance. Net reserve releases of $14.3 million in the current quarter were attributable to the majority of our business lines with the largest release of $12.5 million from our property and casualty business lines.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses,” included in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Capital Management
The following table shows our capital structure as at March 31, 2015 compared to December 31, 2014:

	As at March 31, 2015	As at December 31, 2014
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,910.0	$2,863.5
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.1	549.1
Loan notes issued by variable interest entities(1)	76.7	138.6
Total capital	$4,091.6	$4,107.0
(1) We do not consider the loan notes issued by VIEs to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at March 31, 2015, total shareholders’ equity was $3,465.8 million compared to $3,419.3 million as at December 31, 2014. Our total shareholders’ equity as at March 31, 2015 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2014 — $555.8 million).
On April 22, 2015, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.20 per ordinary share to $0.21 per ordinary share. On April 23, 2014, we announced an 11.1% increase in our normal quarterly dividend to our ordinary shareholders from $0.18 per share to $0.20 per ordinary share.
We acquired and cancelled 787,138 ordinary shares in the three months ended March 31, 2015. The total consideration paid was $36.5 million, with the average price for the three months ended March 31, 2015 being $46.32. As at March 31, 2015, we had $463.5 million remaining under our current share repurchase authorization of $500.0 million granted on February 5, 2015.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 28.9% as at March 31, 2015 (December 31, 2014 — 30.8%).
Our senior notes were the only material debt issued by Aspen Holdings as of March 31, 2015, less amortization of expenses was $549.1 million (December 31, 2014 — $549.1 million). Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at March 31, 2015, this ratio was 11.5% (December 31, 2014 — 17.0%).
In addition to the senior notes issued by Aspen Holdings, we have also reported $76.7 million of debt issued by Silverton (December 31, 2014 — $138.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,465.8 million as at March 31, 2015 (December 31, 2014 — $3,419.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all of our preference shares are listed on the New York Stock Exchange.
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

As at March 31, 2015, Aspen Holdings held $111.7 million of cash and cash equivalents (December 31, 2014 — $86.8 million) with the increase due to the receipt of dividend income from subsidiary companies less a total of $36.5 million of ordinary share repurchases in the three months ended March 31, 2015. Management considers the current cash and cash equivalents, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a prior “non-objection” to all future dividend payments made by Aspen U.K.   For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 16 of the “Notes to the Audited Consolidated Financial Statements” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Operating Subsidiaries. As at March 31, 2015, the Operating Subsidiaries held $1,062.1 million (December 31, 2014 — $1,296.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2015 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at March 31, 2015 and December 31, 2014:

	As at March 31, 2015	As at December 31, 2014
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$988.6	$1,086.9
Third party	2,121.7	2,183.4
Letters of credit / guarantees	714.0	778.7
Total restricted assets	$3,824.3	$4,049.0
Total as percent of cash and invested assets	45.0%	47.0%
For more information on these arrangements, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Consolidated Cash Flows for the Three Months Ended March 31, 2015. Total net cash flow from operations for the three months ended March 31, 2015 was $72.0 million, a decrease of $139.9 million from the comparative period in 2014. The decrease is mainly attributable to an increase in claim payments made in the first three months of 2015 in respect of 2014 losses compared to claim payments made in the first three months of 2014 in respect of 2013 losses. For the three months ended March 31, 2015, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
Letter of Credit Facilities. On June 12, 2013, we and certain of our direct and indirect subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “Credit Agreement”) with various lenders and

Barclays Bank PLC, as administrative agent (“Barclays”), which amends and restates the credit agreement dated as of July 30, 2010 among Aspen Holdings, the Borrowers, various lenders and Barclays. The credit facility will be used primarily for letters of credit in connection with our insurance and reinsurance businesses to finance our working capital needs and those of our subsidiaries and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017.
As of March 31, 2015, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an Assignment Agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at March 31, 2015, we had $463.5 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2014 — $463.6 million under the LOC Facility).
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
In addition, Aspen U.K. and Aspen Bermuda have a $100.0 million secured letter of credit facility agreement with Barclays Bank PLC. As at March 31, 2015, we had $Nil of outstanding collateralized letters of credit under this facility (December 31, 2014 — $5.0 million). The Company did not renew this secured letter of credit facility which expired on January 31, 2015 and no new letters of credit can be issued under this facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at March 31, 2015:

	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.1	$9.8	$8.5	$7.0	$6.1	$1.5	$43.0
Long-Term Debt Obligations(1)	—	—	—	—	—	550.0	550.0
Reserves for losses and LAE(2)	1,130.1	927.6	663.5	479.3	351.2	1,147.2	4,698.9
Total	$1,140.2	$937.4	$672.0	$486.3	$357.3	$1,698.7	$5,291.9

(1)
The long-term debt obligations disclosed above do not include the $32.3 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $76.7 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated (relevant in particular to longer-tail lines), thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in the Company’s 2014 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the United States Securities and Exchange Commission.

Further information on operating leases is given in Item 2, “Properties” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
For a discussion of derivative instruments we have entered into, please see Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 included in this report.

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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at March 31, 2015, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
Cautionary Statement Regarding Forward-Looking Statements
This report contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “could,” “would,” “should,” “plan,” “estimate,” “project,” “outlook,” “trends,” “future,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “on track,” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
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

•
changes in the total industry losses, or our share of total industry losses, resulting from past events such as the various catastrophes that occurred in 2015 and prior years and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

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
As at March 31, 2015, our fixed income portfolio had an approximate duration of 3.45 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,024.4	6,907.3	6,790.1	6,673.0	6,555.9
Gain/(loss) $ in millions	234.3	117.1	—	(117.1)	(234.3)
Percentage of portfolio	3.5%	1.7%	—%	(1.7)%	(3.5)%
Equity risk. We have invested in equity securities which had a fair market value of $719.0 million as at March 31, 2015, equivalent to 8.5% of the total of investments, cash and cash equivalents at that date (December 31, 2014 — $725.9 million, 8.5%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at March 31, 2015, 81.5% (December 31, 2014 — 79.3%) of our cash, cash equivalents and investments were held in U.S. Dollars, 7.8% (December 31, 2014 — 8.4%) were in British Pounds and 10.7% (December 31, 2014 — 12.3%) were in other currencies. For the three months ended March 31, 2015, 20.8% (December 31, 2014 — 16.5%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2015.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2015 would have impacted our net reportable British Pound net assets by approximately $7 million for the three months ended March 31, 2015 (March 31, 2014 — approximately $5 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of derivative instruments including foreign exchange contracts that we have entered into, please see Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2015 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2015, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2014 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “Baa1” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).
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

Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2015. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors

There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2014 filed with the United States Securities and Exchange Commission. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended March 31, 2015 of the Company’s equity securities.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1, 2015 to January 31, 2015	—	$—	—	$43.3
February 1, 2015 to February 28, 2015(1)	142,100	$45.98	142,100	$493.5
March 1, 2015 to March 31, 2015	645,038	$46.40	645,038	$463.5
Total(2)	787,138	$46.32	787,138	$463.5
_______________

(1)	On February 5, 2015, the Board replaced the existing share repurchase authorization program with a new share repurchase authorization program of $500.0 million.

(2)
During the first quarter of 2015, we repurchased 787,138 ordinary shares in the open market under a Rule 10b5-1 plan at an average price of $46.32 per share for a total cost of $36.5 million. We had $463.5 million remaining under our current share buyback authorization at March 31, 2015.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of 2015 Performance Share Agreement, filed with this report.
10.2
Settlement Agreement between John Worth and Aspen Insurance UK Services Limited, dated January 14, 2015(incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on January 16, 2015).

16.1
Letter from KPMG Audit plc to the U.S. Securities and Exchange Commission, dated February 5, 2015 (incorporated herein by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K, filed on February 5, 2015).

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2015 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	April 30, 2015	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	April 30, 2015	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer