Form 10-Q
period 2015-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2015-11-05
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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
As of November 3, 2015, there were 60,784,263 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2015 and December 31, 2014	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2015 and 2014	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	66
Item 4.	Controls and Procedures	67
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	69
Item 1A.	Risk Factors	69
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	69
Item 3.	Defaults Upon Senior Securities	69
Item 4.	Mine Safety Disclosures	69
Item 5.	Other Information	69
Item 6.	Exhibits	70
SIGNATURES		71
CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2015 and December 31, 2014
($ in millions, except share and per share amounts)

	As at September 30, 2015	As at December 31, 2014
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,570.2 and $5,462.9)	$5,704.5	$5,630.0
Fixed income securities, trading at fair value (amortized cost — $791.6 and $760.9)	791.9	771.0
Equity securities, available for sale at fair value (cost — $Nil and $82.6)	—	109.9
Equity securities, trading at fair value (cost — $717.2 and $585.2)	696.3	616.0
Short-term investments, available for sale at fair value (amortized cost — $176.3 and $258.2)	176.3	258.3
Short-term investments, trading at fair value (amortized cost — $6.9 and $0.2)	6.9	0.2
Catastrophe bonds, trading at fair value (cost — $36.3 and $34.4)	36.7	34.8
Other investments, equity method	9.5	8.7
Total investments	7,422.1	7,428.9
Cash and cash equivalents (including $110.6 and $176.7 within consolidated variable interest entities)	1,196.7	1,178.5
Reinsurance recoverables
Unpaid losses	348.7	350.0
Ceded unearned premiums	224.6	206.8
Receivables
Underwriting premiums	1,208.4	1,011.7
Other	108.7	90.2
Funds withheld	39.0	46.9
Deferred policy acquisition costs	346.8	299.0
Derivatives at fair value	9.2	8.0
Receivable for securities sold	6.7	2.3
Office properties and equipment	68.7	62.2
Other assets	5.9	13.6
Intangible assets	18.2	18.2
Total assets	$11,003.7	$10,716.3
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2015 and December 31, 2014
($ in millions, except share and per share amounts)

	As at September 30, 2015	As at December 31, 2014
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,913.9	$4,750.8
Unearned premiums	1,686.9	1,441.8
Total insurance reserves	6,600.8	6,192.6
Payables
Reinsurance premiums	135.6	92.0
Current taxation	16.8	18.3
Deferred taxation	5.9	3.1
Accrued expenses and other payables	237.7	356.9
Liabilities under derivative contracts	1.9	14.3
Total payables	397.9	484.6
Loan notes issued by variable interest entities, at fair value	84.5	70.7
Long-term debt	549.2	549.1
Total liabilities	$7,632.4	$7,297.0
Commitments and contingent liabilities (see Note 16)
SHAREHOLDERS’ EQUITY
Ordinary shares:
60,781,958 shares of par value 0.15144558¢ each (December 31, 2014 — 62,017,368)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2014 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2014 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2014 — 6,400,000)	—	—
Non-controlling interest	1.3	0.5
Additional paid-in capital	1,068.3	1,134.3
Retained earnings	2,188.0	2,050.1
Accumulated other comprehensive income, net of taxes	113.6	234.3
Total shareholders’ equity	3,371.3	3,419.3
Total liabilities and shareholders’ equity	$11,003.7	$10,716.3
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Net earned premium	$640.6	$610.4	$1,843.6	$1,793.1
Net investment income	45.0	48.0	139.1	143.6
Realized and unrealized investment gains	10.7	1.1	81.6	53.6
Other income	(2.3)	1.0	0.4	4.8
Total revenues	694.0	660.5	2,064.7	1,995.1
Expenses
Losses and loss adjustment expenses	365.6	342.7	1,032.2	967.9
Amortization of deferred policy acquisition costs	132.0	115.5	365.4	336.4
General, administrative and corporate expenses	100.5	119.8	298.1	324.2
Interest on long-term debt	7.4	7.4	22.1	22.1
Change in fair value of derivatives	(10.1)	5.1	(4.3)	8.6
Change in fair value of loan notes issued by variable interest entities	8.3	8.5	14.5	14.5
Realized and unrealized investment losses	51.9	1.3	95.2	8.9
Net realized and unrealized foreign exchange losses	8.4	21.2	26.4	10.4
Other expenses	—	0.3	0.8	2.2
Total expenses	664.0	621.8	1,850.4	1,695.2
Income from operations before income tax	30.0	38.7	214.3	299.9
Income tax expense	(1.8)	(1.3)	(9.1)	(11.3)
Net income	$28.2	$37.4	$205.2	$288.6
Amount attributable to non-controlling interest	(0.3)	0.1	(0.8)	—
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$27.9	$37.5	$204.4	$288.6
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	$(2.1)	$(3.6)	$(33.8)	$(5.9)
Change in net unrealized gains/(losses) on available for sale securities held	24.8	(29.4)	(21.0)	28.6
Net change from current period hedged transactions	(0.2)	—	2.5	—
Change in foreign currency translation adjustment	(29.0)	(3.3)	(72.4)	14.7
Other comprehensive (loss)/income, gross of tax	(6.5)	(36.3)	(124.7)	37.4
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.3	0.1	0.7	0.2
Change in net unrealized gains/(losses) on available for sale securities held	0.5	2.0	1.4	(4.0)
Net change from current period hedged transactions	(0.3)	—	(0.3)	—
Change in foreign currency translation adjustment	1.1	—	2.2	—
Total tax on other comprehensive income/(loss)	1.6	2.1	4.0	(3.8)
Other comprehensive (loss)/income net of tax	(4.9)	(34.2)	(120.7)	33.6
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$23.0	$3.3	$83.7	$322.2
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	60,779,295	65,116,463	61,442,033	65,283,681
Diluted	62,155,125	66,513,009	62,878,436	66,598,680
Basic earnings per ordinary share adjusted for preference share dividends	$0.30	$0.43	$2.86	$3.99
Diluted earnings per ordinary share adjusted for preference share dividends	$0.30	$0.42	$2.80	$3.91
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2015	2014
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	0.5	(0.3)
Net change attributable to non-controlling interest for the period	0.8	—
End of the period	1.3	(0.3)
Additional paid-in capital
Beginning of the period	1,134.3	1,297.4
New ordinary shares issued	4.4	1.9
Ordinary shares repurchased and cancelled	(83.7)	(120.9)
Share-based compensation	13.3	8.0
End of the period	1,068.3	1,186.4
Retained earnings
Beginning of the period	2,050.1	1,783.3
Net income for the period	205.2	288.6
Dividends on ordinary shares	(38.1)	(37.9)
Dividends on preference shares	(28.4)	(28.4)
Net change attributable to non-controlling interest for the period	(0.8)	—
End of the period	2,188.0	2,005.6
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	72.7	88.6
Change for the period, net of income tax	(70.2)	14.7
End of the period	2.5	103.3
Loss on derivatives, net of taxes:
Beginning of the period	(3.8)	—
Net change from current period hedged transaction	2.2	—
End of the period	(1.6)	—
Unrealized appreciation on investments, net of taxes:
Beginning of the period	165.4	130.5
Change for the period, net of taxes	(52.7)	18.9
End of the period	112.7	149.4
Total accumulated other comprehensive income, net of taxes	113.6	252.7

Total shareholders’ equity	$3,371.3	$3,444.5

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$205.2	$288.6
Proportion due to non-controlling interest	(0.8)	—
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21.3	27.7
Share-based compensation	13.3	8.0
Realized and unrealized investment (gains)	(81.6)	(53.6)
Realized and unrealized investment losses	95.2	8.9
Change in fair value of loan notes issued by variable interest entities	14.5	14.5
Net realized and unrealized investment foreign exchange losses	2.3	31.3
Loss on derivative contracts	2.2	—
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	202.2	87.3
Unearned premiums	219.1	226.0
Reinsurance recoverables:
Unpaid losses	(1.0)	(49.0)
Ceded unearned premiums	(17.6)	(76.7)
Other receivables	(19.7)	(10.5)
Deferred policy acquisition costs	(47.4)	(39.4)
Reinsurance premiums payable	44.3	32.8
Funds withheld	7.9	(0.9)
Premiums receivable	(209.9)	(106.7)
Deferred taxes	2.8	(1.4)
Income tax payable	(7.0)	10.0
Accrued expenses and other payables	(78.2)	76.4
Fair value of derivatives and settlement of liabilities under derivatives	(13.6)	9.8
Long-term debt	0.1	0.1
Intangible assets	—	0.1
Other assets	10.1	(3.2)
Net cash generated by operating activities	$363.7	$480.1
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,368.2)	$(1,440.9)
(Purchases) of fixed income securities — Trading	(387.0)	(553.6)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,211.9	1,496.9
Proceeds from sales and maturities of fixed income securities — Trading	354.4	515.7
(Purchases) of equity securities — Trading	(335.2)	(240.1)
Net (purchases) of catastrophe bonds — Trading	(2.0)	(26.0)
Proceeds from sales of equity securities — Available for sale	108.6	27.7
Proceeds from sales of equity securities — Trading	214.7	36.0
(Purchases) of short-term investments — Available for sale	(118.6)	(464.0)
Proceeds from sales of short-term investments — Available for sale	205.7	313.0
(Purchases) of short-term investments — Trading	(38.2)	(101.4)
Proceeds from sales of short-term investments — Trading	31.5	94.4
Net change in receivable for securities sold	14.7	12.8
Proceeds from other investments	—	37.3
(Purchases) of equipment	(10.4)	(13.4)
Investment in Micro-insurance venture	(0.8)	—
Net cash (used in) investing activities	(118.9)	(305.6)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	4.4	1.9
Ordinary shares repurchased	(83.7)	(120.9)
Repayment of long-term debt issued by Silverton	(67.8)	—
Dividends paid on ordinary shares	(38.1)	(37.9)
Dividends paid on preference shares	(28.4)	(28.4)
Net cash (used in) financing activities	(213.6)	(185.3)

Effect of exchange rate movements on cash and cash equivalents	(13.0)	6.3

Increase/(decrease) in cash and cash equivalents	18.2	(4.5)
Cash and cash equivalents at beginning of period	1,178.5	1,293.6
Cash and cash equivalents at end of period	$1,196.7	$1,289.1

Supplemental disclosure of cash flow information:
Net cash paid during the period for income tax	$2.4	$7.2
Cash paid during the period for interest	$14.5	$14.6
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
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
Accounting Pronouncements Not Yet Adopted

On July 22, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-11, “Inventory (Topic 330)” which requires an entity to measure inventory at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016. As the Company does not currently possess stock or inventory it does not expect this ASU to impact its consolidated financial statements.

On July 31, 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” which simplifies the benefit plan disclosures and reporting requirements. ASU 2015-12 is effective for annual periods beginning after December 15, 2015. The ASU does not impact the Company's financial statements as it does not classify any of its investment contracts as fully benefit-responsive investment contracts.

On August 10, 2015, the FASB issued ASU 2015-13, “Derivatives and Hedging (Topic 815)” which applies to entities that enter into contracts for the purchase or sale of electricity. ASU 2015-13 is effective upon issuance and should be applied prospectively. The ASU does not impact the Company's financial statements as it does not purchase or sell electricity contracts.

On August 12, 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” which delays the effective date of ASU 2014-09 by one year. ASU 2015-14 is effective for annual periods beginning after December 15, 2015.

The ASU does not impact the Company’s financial statements as insurance contracts accounted for within the scope of Topic 944, Financial-Services are exempt from this ASU.

On August 18, 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements” which updates the Accounting Standards Codification to include the SEC Staff Announcement: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements as proscribed in ASU 2015-03. The ASU does not impact the Company's financial statements.

On September 25, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” which requires an acquirer to adjust retrospectively to provisional amounts recognized in a business combination. ASU 2015-16 is effective for annual periods beginning after December 15, 2016. The ASU is not expected to have a material impact on the Company’s financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following table sets out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015 and 2014:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$2.1	$3.9	Realized and unrealized investment gains
Realized (losses) on sale of securities	—	(0.3)	Realized and unrealized investment losses
	2.1	3.6	Income from operations before income tax
Tax on net realized gains of securities	(0.3)	(0.1)	Income tax expense
	$1.8	$3.5	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	1.1	$—	Net realized and unrealized foreign exchange gains/(losses)
	$1.1	$—	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	(0.8)	$—	General, administrative and corporate expenses
	$(0.8)	$—	Net income

Total reclassifications from AOCI to the statement of operations, net of tax	$2.1	$3.5	Net income

	Amount Reclassified from AOCI
Details about the AOCI Components	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$37.7	$10.6	Realized and unrealized investment gains
Realized (losses) on sale of securities	(3.9)	(4.7)	Realized and unrealized investment losses
	33.8	5.9	Income from operations before income tax
Tax on net realized gains of securities	(0.7)	(0.2)	Income tax expense
Total reclassifications from AOCI to the statement of operations, net of tax	$33.1	$5.7	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before tax	2.2	$—	Net realized and unrealized foreign exchange gains/(losses)
	$2.2	$—	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	(3.5)	$—	General, administrative and corporate expenses
	$(3.5)	$—	Net income

Total reclassifications from AOCI to the statement of operations, net of tax	$31.8	$5.7	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions, except share and per share amounts)

Net income	$28.2	$37.4	$205.2	$288.6
Preference share dividends	(9.5)	(9.5)	(28.4)	(28.4)
Net profit attributable to non-controlling interest	(0.3)	0.1	(0.8)	—
Basic and diluted net income available to ordinary shareholders	$18.4	$28.0	$176.0	$260.2
Ordinary shares:
Basic weighted average ordinary shares	60,779,295	65,116,463	61,442,033	65,283,681
Weighted average effect of dilutive securities(1)	1,375,830	1,396,546	1,436,403	1,314,999
Total diluted weighted average ordinary shares	62,155,125	66,513,009	62,878,436	66,598,680
Earnings per ordinary share:
Basic	$0.30	$0.43	$2.86	$3.99
Diluted	$0.30	$0.42	$2.80	$3.91

(1)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 14.

Dividends. On October 28, 2015, the Company’s Board of Directors (“Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.21	December 1, 2015	November 13, 2015
7.401% preference shares	$0.462563	January 1, 2016	December 15, 2015
7.250% preference shares	$0.4531	January 1, 2016	December 15, 2015
5.95% preference shares	$0.3719	January 1, 2016	December 15, 2015

5.	Segment Reporting
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
Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the business segments. Corporate expenses are not allocated to the Company’s operating segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s segment operations. The Company does not allocate its assets by segment as it evaluates underwriting results of each segment separately from the results of the Company’s investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$316.6	$403.9	$720.5
Net written premiums	294.7	357.1	651.8
Gross earned premiums	304.6	429.0	733.6
Net earned premiums	284.6	356.0	640.6
Underwriting Expenses
Losses and loss adjustment expenses	169.9	195.7	365.6
Amortization of deferred policy acquisition costs	64.8	67.2	132.0
General and administrative expenses	34.7	51.3	86.0
Underwriting income	$15.2	$41.8	57.0
Corporate expenses			(14.5)
Net investment income			45.0
Realized and unrealized investment gains			10.7
Realized and unrealized investment losses			(51.9)
Change in fair value of loan notes issued by variable interest entities			(8.3)
Change in fair value of derivatives			10.1
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(8.4)
Other income			(2.3)
Other expenses			—
Income before tax			$30.0

Net reserves for loss and loss adjustment expenses	$2,469.6	$2,095.6	$4,565.2
Ratios
Loss ratio	59.7%	55.0%	57.1%
Policy acquisition expense ratio	22.8	18.9	20.6
General and administrative expense ratio	12.2	14.4	15.7	(1)
Expense ratio	35.0	33.3	36.3
Combined ratio	94.7%	88.3%	93.4%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended September 30, 2014
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$256.9	$395.6	$652.5
Net written premiums	250.9	326.4	577.3
Gross earned premiums	291.0	403.9	694.9
Net earned premiums	279.6	330.8	610.4
Underwriting Expenses
Losses and loss adjustment expenses	132.0	210.7	342.7
Amortization of deferred policy acquisition costs	52.1	63.4	115.5
General and administrative expenses	38.4	45.6	84.0
Underwriting income	$57.1	$11.1	68.2
Corporate expenses			(35.8)
Net investment income			48.0
Realized and unrealized investment gains			1.1
Realized and unrealized investment losses			(1.3)
Change in fair value of loan notes issued by variable interest entities			(8.5)
Change in fair value of derivatives			(5.1)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(21.2)
Other income			1.0
Other expenses			(0.3)
Income before tax			$38.7

Net reserves for loss and loss adjustment expenses	$2,554.2	$1,848.4	$4,402.6
Ratios
Loss ratio	47.2%	63.7%	56.1%
Policy acquisition expense ratio	18.6	19.2	18.9
General and administrative expense ratio	13.7	13.8	19.6	(1)
Expense ratio	32.3	33.0	38.5
Combined ratio	79.5%	96.7%	94.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,062.1	$1,300.4	$2,362.5
Net written premiums	975.0	1,084.4	2,059.4
Gross earned premiums	857.6	1,267.3	2,124.9
Net earned premiums	802.3	1,041.3	1,843.6
Underwriting Expenses
Losses and loss adjustment expenses	391.7	640.5	1,032.2
Amortization of deferred policy acquisition costs	168.6	196.8	365.4
General and administrative expenses	102.5	151.8	254.3
Underwriting income	$139.5	$52.2	191.7
Corporate expenses			(43.8)
Net investment income			139.1
Realized and unrealized investment gains			81.6
Realized and unrealized investment losses			(95.2)
Change in fair value of loan notes issued by variable interest entities			(14.5)
Change in fair value of derivatives			4.3
Interest expense on long term debt			(22.1)
Net realized and unrealized foreign exchange (losses)			(26.4)
Other income			0.4
Other expenses			(0.8)
Income before tax			$214.3

Net reserves for loss and loss adjustment expenses	$2,469.6	$2,095.6	$4,565.2
Ratios
Loss ratio	48.8%	61.5%	56.0%
Policy acquisition expense ratio	21.0	18.9	19.8
General and administrative expense ratio	12.8	14.6	16.2	(1)
Expense ratio	33.8	33.5	36.0
Combined ratio	82.6%	95.0%	92.0%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Nine Months Ended September 30, 2014
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,027.5	$1,259.8	$2,287.3
Net written premiums	980.4	980.8	1,961.2
Gross earned premiums	859.2	1,182.0	2,041.2
Net earned premiums	825.1	968.0	1,793.1
Underwriting Expenses
Losses and loss adjustment expenses	367.4	600.5	967.9
Amortization of deferred policy acquisition costs	152.3	184.1	336.4
General and administrative expenses	107.0	142.6	249.6
Underwriting income	$198.4	$40.8	239.2
Corporate expenses			(74.6)
Net investment income			143.6
Realized and unrealized investment gains			53.6
Realized and unrealized investment losses			(8.9)
Change in fair value of loan notes issued by variable interest entities			(14.5)
Change in fair value of derivatives			(8.6)
Interest expense on long term debt			(22.1)
Net realized and unrealized foreign exchange (losses)			(10.4)
Other income			4.8
Other expenses			(2.2)
Income before tax			$299.9

Net reserves for loss and loss adjustment expenses	$2,554.2	$1,848.4	$4,402.6
Ratios
Loss ratio	44.5%	62.0%	54.0%
Policy acquisition expense ratio	18.5	19.0	18.8
General and administrative expense ratio	13.0	14.7	18.1	(1)
Expense ratio	31.5	33.7	36.9
Combined ratio	76.0%	95.7%	90.9%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$36.1	$37.6	$106.8	$113.4
Fixed income securities — Trading	7.2	6.6	21.1	19.8
Short-term investments — Available for sale	0.3	0.4	0.9	1.0
Fixed term deposits (included in cash and cash equivalents)	0.5	0.5	2.5	2.4
Equity securities — Available for sale	—	1.0	0.1	3.5
Equity securities — Trading	4.6	3.5	16.5	10.5
Catastrophe bonds — Trading	0.4	0.5	1.3	0.9
Total	$49.1	$50.1	$149.2	$151.5
Investment expenses	(4.1)	(2.1)	(10.1)	(7.9)
Net investment income	$45.0	$48.0	$139.1	$143.6
The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.4	$1.7	$9.7	$8.1
Fixed income securities — gross realized (losses)	(0.3)	(1.0)	(1.4)	(5.5)
Equity securities — gross realized gains	—	4.2	31.9	9.7
Equity securities — gross realized (losses)	—	—	(3.0)	—
Other-than-temporary impairments	—	—	—	(0.7)
Trading:
Fixed income securities — gross realized gains	0.5	1.9	3.8	6.6
Fixed income securities — gross realized (losses)	(1.2)	(0.2)	(3.8)	(2.4)
Equity securities — gross realized gains	7.8	2.8	36.2	4.5
Equity securities — gross realized (losses)	(12.3)	(0.1)	(25.4)	(0.3)
Catastrophe bonds	0.7	0.5	(0.1)	0.5
Net change in gross unrealized gains	(38.8)	(10.0)	(61.5)	24.2
Total net realized and unrealized investment (losses)/gains recorded in the statement of operations	$(41.2)	$(0.2)	$(13.6)	$44.7

Change in available for sale net unrealized gains:
Fixed income securities	22.7	(28.5)	(27.4)	25.0
Equity securities	—	(4.5)	(27.4)	(2.3)
Total change in pre-tax available for sale unrealized gains	22.7	(33.0)	(54.8)	22.7
Change in taxes	0.8	8.1	2.1	(3.8)
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$23.5	$(24.9)	$(52.7)	$18.9

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There was no OTTI charge recognized for the three and nine months ended September 30, 2015 (2014 — $Nil and $0.7 million, respectively).
Balance Sheet
Fixed Income Securities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at September 30, 2015 and December 31, 2014:

	As at September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,114.5	$23.9	$(0.3)	$1,138.1
U.S. agency	156.1	5.9	—	162.0
Municipal	26.7	1.8	—	28.5
Corporate	2,443.0	62.5	(8.8)	2,496.7
Non-U.S. government-backed corporate	76.1	0.9	—	77.0
Foreign government	615.1	13.6	(0.3)	628.4
Asset-backed	130.8	1.7	—	132.5
Non-agency commercial mortgage-backed	29.9	1.7	—	31.6
Agency mortgage-backed	978.0	34.2	(2.5)	1,009.7
Total fixed income securities — Available for sale	5,570.2	146.2	(11.9)	5,704.5
Total short-term investments — Available for sale	176.3	—	—	176.3
Total	$5,746.5	$146.2	$(11.9)	$5,880.8

The Company no longer holds equity investments in its available for sale portfolio. All equities are held in the trading portfolio.

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,074.2	$21.5	$(1.3)	$1,094.4
U.S. agency	190.0	7.5	(0.1)	197.4
Municipal	29.1	2.4	—	31.5
Corporate	2,244.7	79.9	(5.2)	2,319.4
Non-U.S. government-backed corporate	76.8	1.2	—	78.0
Foreign government	648.6	17.3	(0.2)	665.7
Asset-backed	141.3	2.4	(0.2)	143.5
Non-agency commercial mortgage-backed	41.5	3.3	—	44.8
Agency mortgage-backed	1,016.7	40.8	(2.2)	1,055.3
Total fixed income securities — Available for sale	5,462.9	176.3	(9.2)	5,630.0
Total short-term investments — Available for sale	258.2	0.1	—	258.3
Total equity securities — Available for sale	82.6	27.3	—	109.9
Total	$5,803.7	$203.7	$(9.2)	$5,998.2

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at September 30, 2015 and December 31, 2014:

	As at September 30, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$13.4	$0.1	$—	$13.5
Municipal	0.5	—	—	0.5
Corporate	545.4	7.9	(6.1)	547.2
Foreign government	129.1	2.2	(2.4)	128.9
Asset-backed	18.7	0.1	(0.1)	18.7
Bank loans	84.5	0.1	(1.5)	83.1
Total fixed income securities — Trading	791.6	10.4	(10.1)	791.9
Total short-term investments — Trading	6.9	—	—	6.9
Total equity securities — Trading	717.2	39.7	(60.6)	696.3
Total catastrophe bonds — Trading	36.3	0.5	(0.1)	36.7
Total	$1,552.0	$50.6	$(70.8)	$1,531.8

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. agency	$0.2	$—	$—	$0.2
Municipal	1.1	—	—	1.1
Corporate	520.9	11.7	(2.8)	529.8
Foreign government	137.3	4.3	(1.5)	140.1
Asset-backed	14.6	0.1	—	14.7
Bank loans	86.8	—	(1.7)	85.1
Total fixed income securities — Trading	760.9	16.1	(6.0)	771.0
Total short-term investments — Trading	0.2	—	—	0.2
Total equity securities — Trading	585.2	55.5	(24.7)	616.0
Total catastrophe bonds — Trading	34.4	0.4	—	34.8
Total	$1,380.7	$72.0	$(30.7)	$1,422.0
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $36.7 million as of September 30, 2015.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”), domiciled in Bermuda. The MVI is a social impact organization that will provide micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million.
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
The tables below show the Company’s investments in the MVI and Chaspark for the three and nine months ended September 30, 2015:

	For the Three Months Ended September 30, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening and closing undistributed value of investment	$0.8	$8.7	$9.5

	For the Nine Months Ended September 30, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment as at January 1, 2015	$—	$8.7	$8.7
Initial investment	0.8	—	0.8
Closing value of investment as at September 30, 2015	$0.8	$8.7	$9.5

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at September 30, 2015 and December 31, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2015
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$647.7	$651.6	AA
Due after one year through five years	2,638.8	2,704.6	AA-
Due after five years through ten years	1,055.3	1,077.7	A+
Due after ten years	89.7	96.8	A+
Subtotal	4,431.5	4,530.7
Non-agency commercial mortgage-backed	29.9	31.6	AA+
Agency mortgage-backed	978.0	1,009.7	AA+
Asset-backed	130.8	132.5	AAA
Total fixed income securities — Available for sale	$5,570.2	$5,704.5

	As at December 31, 2014
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$590.2	$594.7	AA
Due after one year through five years	2,552.0	2,620.8	AA-
Due after five years through ten years	1,023.5	1,059.9	A+
Due after ten years	97.7	111.0	A+
Subtotal	4,263.4	4,386.4
Non-agency commercial mortgage-backed	41.5	44.8	AA+
Agency mortgage-backed	1,016.7	1,055.3	AA+
Asset-backed	141.3	143.5	AAA
Total fixed income securities — Available for sale	$5,462.9	$5,630.0
Guaranteed Investments. As at September 30, 2015, the Company held $1.8 million (December 31, 2014 — $2.5 million) in investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to two municipal securities, both rated CC (December 31, 2014 — two municipal securities, rated A3 and Caa3). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at September 30, 2015 and December 31, 2014 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	As at September 30, 2015
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$23.7	$(0.3)	$4.6	$—	$28.3	$(0.3)	13
U.S. agency	1.3	—	—	—	1.3	—	1
Corporate	704.9	(7.4)	80.2	(1.4)	785.1	(8.8)	337
Non-U.S. government-backed corporate	16.1	—	—	—	16.1	—	6
Foreign government	124.0	(0.2)	2.7	(0.1)	126.7	(0.3)	18
Asset-backed	18.3	—	13.5	—	31.8	—	27
Agency mortgage-backed	150.1	(1.4)	61.9	(1.1)	212.0	(2.5)	62
Total fixed income securities — Available for sale	1,038.4	(9.3)	162.9	(2.6)	1,201.3	(11.9)	464
Total short-term investments — Available for sale	52.7	—	—	—	52.7	—	12
Total	$1,091.1	$(9.3)	$162.9	$(2.6)	$1,254.0	$(11.9)	476

	As at December 31, 2014
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$166.1	$(0.5)	$79.4	$(0.8)	$245.5	$(1.3)	39
U.S. agency	25.1	—	4.9	(0.1)	30.0	(0.1)	7
Corporate	459.4	(2.1)	171.3	(3.1)	630.7	(5.2)	274
Non-U.S. government-backed corporate	0.7	—	—	—	0.7	—	1
Foreign government	30.4	—	44.2	(0.2)	74.6	(0.2)	16
Asset-backed	43.7	(0.1)	11.7	(0.1)	55.4	(0.2)	43
Agency mortgage-backed	64.7	(0.3)	111.7	(1.9)	176.4	(2.2)	48
Total fixed income securities — Available for sale	790.1	(3.0)	423.2	(6.2)	1,213.3	(9.2)	428
Total short-term investments — Available for sale	4.6	—	—	—	4.6	—	3
Total	$794.7	$(3.0)	$423.2	$(6.2)	$1,217.9	$(9.2)	431

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in millions)		($ in millions)
(Purchases) of fixed income securities — Available for sale	$(428.9)	$(522.8)	$(1,368.2)	$(1,440.9)
(Purchases) of fixed income securities — Trading	(111.5)	(154.7)	(387.0)	(553.6)
(Purchases) of equity securities — Trading	(66.3)	(121.2)	(335.2)	(240.1)
Proceeds from sales and maturities of fixed income securities — Available for sale	350.4	481.0	1,211.9	1,496.9
Proceeds from sales and maturities of fixed income securities — Trading	89.9	143.5	354.4	515.7
Proceeds from sales of equity securities — Available for sale	—	12.1	108.6	27.7
Proceeds from sales of equity securities — Trading	63.6	17.8	214.7	36.0
Net change in (payable)/receivable for securities (purchased)/sold	8.9	(7.0)	14.7	12.8
(Purchases) of short-term investments — Available for sale	(9.3)	(195.1)	(118.6)	(464.0)
Proceeds from short-term investments — Available for sale	33.3	220.1	205.7	313.0
(Purchases) of short-term investments — Trading	(22.5)	(21.2)	(38.2)	(101.4)
Proceeds from short-term investments — Trading	16.7	28.2	31.5	94.4
Net proceeds/(purchases) of catastrophe bonds — Trading	(3.8)	(1.7)	(2.0)	(26.0)
Proceeds from other investments	—	—	—	37.3
Net proceeds/(purchases) for the period	$(79.5)	$(121.0)	$(107.7)	$(292.2)

7.	Variable Interest Entities
As at September 30, 2015, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark, with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three and nine months ended September 30, 2015, there was no change in the value of the Company’s investment in Chaspark (September 30, 2014 — $Nil and $Nil). The adjusted carrying value approximates fair value.
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
The proceeds of $65.0 million (of which $50.0 million was issued to third parties) from the issuance of Silverton’s Series 2014-1 Participating Notes on December 27, 2013 (“2014 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2014. The holders of the 2014 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2014-1 Segregated Account. Any existing value of the 2014 Loan Notes is being returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 16, 2016 maturity date. The fair value of the remaining 2014 Loan Notes as at September 30, 2015 was $1.0 million (of which $0.8 million was due to external investors). During the first nine months of 2015, Silverton distributed $88.1 million (of which $67.8 million was distributed to external investors) to its noteholders. Of the remaining $0.8 million due to external investors, $0.8 million has been classified as a current liability in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2014 Loan Notes held by third parties and those held by Aspen Holdings is $1.0 million. The Company’s maximum loss exposure to the 2014 Loan Notes is $0.2 million which is the fair value of its holdings as at September 30, 2015.
The proceeds of $85.0 million (of which $70.0 million was issued to third parties) from the issuance of Silverton’s Series 2015-1 Participating Notes on December 23, 2014 (“2015 Loan Notes” and, together with the 2014 Loan Notes, the "Silverton Loan Notes") were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2015. The holders of the 2015 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2015-1 Segregated Account. Any existing value of the 2015 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 18, 2017 maturity date. The fair value of the 2015 Loan Notes as at September 30, 2015 was $103.0 million (of which $84.5 million was held by external investors). The $84.5 million of the 2015 Loan Notes held by external investors is classified as long-term debt in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2015 Loan Notes held by third parties and those held by Aspen Holdings is $103.0 million. The Company’s maximum loss exposure to the 2015 Loan Notes is $18.5 million which is the fair value of its holdings as at September 30, 2015.
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at September 30, 2015 and December 31, 2014, respectively:

	As at September 30, 2015
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,138.1	$—	$—	$1,138.1
U.S. agency	—	162.0	—	162.0
Municipal	—	28.5	—	28.5
Corporate	—	2,496.7	—	2,496.7
Non-U.S. government-backed corporate	—	77.0	—	77.0
Foreign government	447.2	181.2	—	628.4
Asset-backed	—	132.5	—	132.5
Non-agency commercial mortgage-backed	—	31.6	—	31.6
Agency mortgage-backed	—	1,009.7	—	1,009.7
Total fixed income securities available for sale, at fair value	1,585.3	4,119.2	—	5,704.5
Short-term investments available for sale, at fair value	143.9	32.4	—	176.3
Held for trading financial assets, at fair value
U.S. government	13.5	—	—	13.5
Municipal	—	0.5	—	0.5
Corporate	—	547.2	—	547.2
Foreign government	41.2	87.7	—	128.9
Asset-backed	—	18.7	—	18.7
Bank loans	—	83.1	—	83.1
Total fixed income securities trading, at fair value	54.7	737.2	—	791.9
Short-term investments trading, at fair value	—	6.9	—	6.9
Equity investments trading, at fair value	696.3	—	—	696.3
Catastrophe bonds trading, at fair value	—	36.7	—	36.7
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	9.2	—	9.2
Liabilities under derivative contracts — interest rate swaps	—	—	—	—
Liabilities under derivative contracts — foreign exchange contracts	—	(1.9)	—	(1.9)
Loan notes issued by variable interest entities, at fair value	—	—	(84.5)	(84.5)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(0.8)	(0.8)
Total	$2,480.2	$4,939.7	$(85.3)	$7,334.6
There were no maturities or transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2015. The Company settled $0.8 million and $67.8 million Level 3 liabilities in respect to the loan notes issued by the VIEs for the three and nine months ended September 30, 2015, respectively. As at September 30, 2015, there were no assets classified as Level 3 and the Company's Level 3 liabilities consisted of the loan notes issued by the VIEs.

	As at December 31, 2014
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,094.4	$—	$—	$1,094.4
U.S. agency	—	197.4	—	197.4
Municipal	—	31.5	—	31.5
Corporate	—	2,319.4	—	2,319.4
Non-U.S. government-backed corporate	—	78.0	—	78.0
Foreign government	456.5	209.2	—	665.7
Asset-backed	—	143.5	—	143.5
Non-agency commercial mortgage-backed	—	44.8	—	44.8
Agency mortgage-backed	—	1,055.3	—	1,055.3
Total fixed income securities available for sale, at fair value	1,550.9	4,079.1	—	5,630.0
Short-term investments available for sale, at fair value	229.3	29.0	—	258.3
Equity investments available for sale, at fair value	109.9	—	—	109.9
Held for trading financial assets, at fair value
U.S. government	—	—	—	—
U.S. agency	—	0.2	—	0.2
Municipal	—	1.1	—	1.1
Corporate	—	529.8	—	529.8
Foreign government	36.1	104.0	—	140.1
Asset-backed	—	14.7	—	14.7
Bank loans	—	85.1	—	85.1
Total fixed income securities trading, at fair value	36.1	734.9	—	771.0
Short-term investments trading, at fair value	0.1	0.1	—	0.2
Equity investments trading, at fair value	616.0	—	—	616.0
Catastrophe bonds trading, at fair value	—	34.8	—	34.8

Other financial assets and liabilities, at fair value
Derivatives at fair value – foreign exchange contracts	—	7.9	—	7.9
Derivatives at fair value – interest rate swaps	—	0.1	—	0.1
Liabilities under derivative contracts – foreign exchange contracts	—	(14.3)	—	(14.3)
Loan notes issued by variable interest entities, at fair value	—	—	(70.7)	(70.7)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(67.9)	(67.9)
Total	$2,542.3	$4,871.6	$(138.6)	$7,275.3
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2014. There were no assets or liabilities that were classified as Level 3 as at December 31, 2014, except for the loan notes issued by the VIEs.

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2015 and 2014:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	($ in millions)
Balance at the beginning of the period (1)	$77.8	$56.0
Distributed to third party	(0.8)	—
Total change in fair value included in the statement of operations	8.3	8.5
Balance at the end of the period (1)	$85.3	$64.5

Reconciliation of Liabilities Using Level 3 Inputs	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	($ in millions)
Balance at the beginning of the period (1)	$138.6	$50.0
Distributed to third party	(67.8)	—
Total change in fair value included in the statement of operations	14.5	14.5
Balance at the end of the period (1)	$85.3	$64.5
(1) The amount classified as other payables was $0.8 million and $67.9 million as at September 30, 2015 and December 31, 2014, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at September 30, 2015 and December 31, 2014, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at September 30, 2015, the Company obtained an average of 2.0 quotes per fixed income investment, consistent with 2.0 quotes as at December 31, 2014. Pricing sources used in pricing fixed income investments as at September 30, 2015 and December 31, 2014 were as follows:

	As at September 30, 2015	As at December 31, 2014
Index providers	84%	84%
Pricing services	11	11
Broker-dealers	5	5
Total	100%	100%
A summary of securities priced using pricing information from index providers as at September 30, 2015 and December 31, 2014 is provided below:

	As at September 30, 2015		As at December 31, 2014
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,144.1	99%	$1,044.4	95%
U.S. agency	149.8	92%	186.9	95%
Municipal	11.4	39%	13.7	42%
Corporate	2,921.4	96%	2,731.1	96%
Non-U.S. government-backed corporate	34.0	44%	48.7	62%
Foreign government	432.4	57%	504.4	63%
Asset-backed	100.3	66%	140.5	89%
Non-agency commercial mortgage-backed	24.8	79%	44.8	100%
Agency mortgage-backed	629.7	62%	680.6	64%
Total fixed income securities	$5,447.9	84%	$5,395.1	84%
Equities	696.3	100%	725.9	100%
Total fixed income securities and equity investments	$6,144.2	85%	$6,121.0	86%
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
Corporate. Corporate securities consist primarily of U.S. and foreign corporations covering a variety of industries and are for the most part priced by index providers and pricing vendors. Some issuers may participate in government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities include a portion of the EMD portfolio. The Company classifies all of these securities within Level 2.
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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at September 30, 2015, the Company obtained an average of 2.0 quotes per equity investment, compared to 4.0 quotes as at December 31, 2014. Pricing sources used in pricing equities as at September 30, 2015 and December 31, 2014 were all provided by index providers.
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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) loan notes with a maturity date of September 16, 2016. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) loan notes with a maturity date of September 18, 2017. The Company has elected to account for the Silverton Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Silverton Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company's fair value hierarchy. The Silverton Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Silverton Loan Notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Silverton Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Silverton Loan Notes. The observable and unobservable inputs used to determine the fair value of the 2015 Loan Notes and 2014 Loan Notes as at September 30, 2015 and December 31, 2014 are presented in the table below:

At September 30, 2015	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan notes held by third parties	$85.3	(1)	Internal Valuation Model	Gross premiums written (O)	$37.7	$39.8
				Reserve for losses (U)	$4.9	$4.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$70.2	$120.0

At December 31, 2014	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan notes held by third parties	$138.6	(1)	Internal Valuation Model	Gross premiums written (O)	$—	$40.0
				Reserve for losses (U)	$—	$4.6
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$120.0	$120.0

(1) The amount classified as other payables was $0.8 million and $67.9 million as at September 30, 2015 and December 31, 2014, respectively.
The observable and unobservable inputs represent the potential variation around the inputs used in the valuation model. The contract period is defined in the Silverton loan agreements and the initial value represents the funds received from third parties.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at September 30, 2015 were 22.9% (December 31, 2014  — 18.6%) with Munich Re rated AA- by S&P, 17.1% (December 31, 2014 — 27.3%) with Lloyd’s syndicates rated A+ by S&P and 8.2% (December 31, 2014  — 8.4%) with Arch Re which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2015 and December 31, 2014:

		As at September 30, 2015			As at December 31, 2014
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$951.3	$—	(1)	$951.3	$0.1	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$363.3	$9.2		$165.8	$7.9
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$34.2	$(1.1)		$237.6	$(10.5)

(1)
Net of $13.7 million of cash collateral provided to counterparties, Goldman Sachs International ($451.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective International Swap Dealers Association agreements, as security for the Company’s net liability position (December 31, 2014 — $22.3 million).

		As at September 30, 2015			As at December 31, 2014
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$28.2	$(0.8)	(1)	$135.8	$(3.8)	(1)

(1)	Net of $0.8 million cash collateral (December 31, 2014 — $Nil).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three and nine months ended September 30, 2015 and 2014, respectively:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2015	September 30, 2014
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$12.9	$(6.4)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(2.8)	$1.3

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Nine Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2015	September 30, 2014
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$10.5	$(4.5)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(6.2)	$(4.1)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2015	September 30, 2014
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(0.8)	$—
Foreign Exchange Contracts	Net change from current period hedged transactions	$(0.5)	$—

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Nine Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2015	September 30, 2014
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(3.5)	$—
Foreign Exchange Contracts	Net change from current period hedged transactions	$2.2	$—

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
As at September 30, 2015, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $397.5 million (December 31, 2014 — $403.4 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and nine months ended September 30, 2015, the impact of foreign exchange contracts on net income was a gain of $12.9 million (September 30, 2014 — charge of $6.4 million) and a gain of $10.5 million (September 30, 2014 — charge of $4.5 million), respectively.
As at September 30, 2015, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate notional value of $28.2 million (December 31, 2014 — $135.8 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the three and nine months ended September 30, 2015, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $0.5 million (September 30, 2014 — $Nil) and a net unrealized gain of $2.2 million (September 30, 2014 — $Nil), respectively.

As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administrative and corporate expenses of the statement of operations and other comprehensive income. For the three and nine months ended September 30, 2015, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized loss of $0.8 million (September 30, 2014 — $Nil) and a realized loss of $3.5 million (September 30, 2014 — $Nil), respectively.
Interest Rate Swaps. As at September 30, 2015, the Company held fixed for floating interest rate swaps with a total notional amount of $951.3 million (December 31, 2014 — $951.3 million) that are due to mature between November 26, 2015 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three and nine months ended September 30, 2015, there was a charge in respect of the interest rate swaps of $2.8 million (September 30, 2014 — gain of $1.3 million) and a charge of $6.2 million (September 30, 2014 — charge of $4.1 million), respectively.
As at September 30, 2015, cash collateral with a fair value of $13.7 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). As at September 30, 2015, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2014 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at September 30, 2015, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	($ in millions)		($ in millions)
Balance at the beginning of the period	$349.0	$306.4	$299.0	$262.2
Acquisition costs deferred	129.8	110.7	413.2	375.8
Amortization of deferred policy acquisition costs	(132.0)	(115.5)	(365.4)	(336.4)
Balance at the end of the period	$346.8	$301.6	$346.8	$301.6

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2015 and twelve months ended December 31, 2014:

	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2014
	($ in millions)
Provision for losses and LAE at the start of the year	$4,750.8	$4,678.9
Less reinsurance recoverable	(350.0)	(332.7)
Net loss and LAE at the start of the year	4,400.8	4,346.2
Net loss and LAE expenses (disposed)	—	(24.2)

Provision for losses and LAE for claims incurred:
Current year	1,129.8	1,411.6
Prior years	(97.6)	(104.1)
Total incurred	1,032.2	1,307.5
Losses and LAE payments for claims incurred:
Current year	(93.4)	(112.1)
Prior years	(718.7)	(995.6)
Total paid	(812.1)	(1,107.7)

Foreign exchange (gains)	(55.7)	(121.0)

Net losses and LAE reserves at period end	4,565.2	4,400.8
Plus reinsurance recoverable on unpaid losses at period end	348.7	350.0
Provision for losses and LAE at the end of the relevant period	$4,913.9	$4,750.8
For the nine months ended September 30, 2015, there was a reduction of $97.6 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $92.6 million for the nine months ended September 30, 2014. The Company has not assumed any loss reserves as part of any transaction and there have been no disposals or transfers of reserves relating to commutations during the nine months ended September 30, 2015 (twelve months ended December 31, 2014 — $24.2 million). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at September 30, 2015 and December 31, 2014:

	As at September 30, 2015		As at December 31, 2014
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	60,781,958	92	62,017,368	94
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		127		129
Additional paid-in capital as at September 30, 2015 was $1,068.3 million (December 31, 2014 — $1,134.3 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2014 — $568.2 million) less issue costs of $12.4 million (December 31, 2014 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the nine months ended September 30, 2015:

Number of Ordinary Shares
Ordinary shares in issue at December 31, 2014	62,017,368
Ordinary share transactions in the nine months ended September 30, 2015
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	546,117
Ordinary shares issued to non-employee directors	8,806
Ordinary shares repurchased	(1,790,333)
Ordinary shares in issue at September 30, 2015	60,781,958
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
Under open market repurchases under a Rule 10b5-1 plan, the Company acquired and cancelled for the three and nine months ended September 30, 2015, Nil and 1,790,333 ordinary shares, respectively. The total consideration paid for the three and nine months ended September 30, 2015 was $Nil and $83.7 million, respectively, with an average price per ordinary share for the three and nine months ended September 30, 2015 of $Nil and $46.74, respectively. Under open market repurchases, the Company acquired and cancelled 2,120,625 and 2,891,130 ordinary shares, respectively, for the three and nine months ended September 30, 2014. The total consideration paid for the three and nine months ended September 30, 2014 was $90.0 million and $120.9 million, respectively, and the average price per ordinary share was $42.46 and $41.82, respectively.
Rights Agreement. On April 17, 2014, the Board of Directors resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right would have allowed its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights became exercisable. The Rights could not be exercisable until 10 business days after the public announcement that a person or group acquired the beneficial ownership of

10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors). The Rights could have been redeemed at any time at the discretion of the Board of Directors. As of September 30, 2015, no Rights were exercisable or exercised. The Rights Agreement expired on April 16, 2015.

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
Stock options were granted with an exercise price equivalent to the fair value of the ordinary share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period (except for options granted in 2007 which had a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and nine months ended September 30, 2015 (2014 — Nil and Nil) and 2,000 and 85,938 options, respectively, were exercised and ordinary shares issued in the three and nine months ended September 30, 2015 (2014 — Nil and 53,436 options). No charges against income were made in respect of employee options for the three and nine months ended September 30, 2015 (2014 — $Nil and $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a three-year period based on continued service. Some of the RSU grants vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant adjusted for illiquidity and is expensed through the income statement evenly over the vesting period. In the three and nine months ended September 30, 2015, the Company granted to its employees 11,614 and 253,766 RSUs, respectively (2014 — Nil and 259,640). Compensation costs charged against income in respect of RSUs for the three and nine months ended September 30, 2015 were $2.1 million and $6.8 million, respectively (2014 — $1.9 million and $7.7 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant. On February 5, 2015 (with a grant date of February 9, 2015), the Board of Directors approved a total of 27,620 RSUs for the non-employee directors (February 10, 2014 — 27,180 RSUs) and 12,154 RSUs to the Chairman (February 10, 2014 — 13,590 RSUs). Compensation costs charged against income in respect of non-employee director RSUs for the three and nine months ended September 30, 2015 were $0.4 million and $1.3 million, respectively (2014 — $0.3 million and $1.1 million).
The total fair value adjustment for all RSUs for the three and nine months ended September 30, 2015 was $Nil and $0.3 million, respectively (2014 — $0.3 million loss and $0.9 million gain). The total tax credit recognized by the Company in relation to RSUs in the three and nine months ended September 30, 2015 was $0.7 million and $1.4 million, respectively (2014 — $0.5 million and $1.8 million).
Performance Shares. During the three and nine months ended September 30, 2015, the Company granted Nil and 277,585 performance shares, respectively, to employees (2014 — Nil and 315,389). The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant are eligible for vesting each year based on a formula, and are only issuable at the end of the three-year period.

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
The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant adjusted for illiquidity less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and nine months ended September 30, 2015 in respect of performance shares were $2.6 million and $4.8 million, respectively (2014 — $0.3 million and $4.5 million). The total tax recognized by the Company in relation to performance shares in the three and nine months ended September 30, 2015 was a tax credit of $0.6 million and $1.1 million, respectively (2014 — $0.1 million and $1.0 million).
Phantom Shares. During the three and nine months ended September 30, 2015, the Compensation Committee approved the grant of Nil and 135,651 phantom shares, respectively, to its employees (2014 — Nil and 154,512). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2015 performance shares, with the difference being that any vested amount would be paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing ordinary share price on the date of the grant adjusted for illiquidity, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and nine months ended September 30, 2015 in respect of phantom shares were $1.4 million and $3.4 million, respectively (2014 — $1.2 million and $3.6 million) with a fair value adjustment for the three and nine months ended September 30, 2015 of $0.2 million and $1.8 million, respectively (2014 — $0.8 million and $1.3 million). The total tax credit recognized by the Company in relation to phantom shares in the three and nine months ended September 30, 2015 was $0.1 million and $0.8 million, respectively (2014 — $0.2 million and $0.7 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period (and effective April 6, 2014, £500 per month), at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of an ordinary share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 264 and 54,940 ordinary shares, respectively, were exercised and issued during the three and nine months ended September 30, 2015 (2014 — 627 and 11,821 shares). Compensation costs charged against income in the three and nine months ended September 30, 2015 in respect of the ESPP were $0.1 million and $0.3 million, respectively (2014 — $0.1 million and $0.2 million).

15.	Intangible Assets
The following tables provide a summary of the Company’s intangible assets for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015				Three Months Ended September 30, 2014
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$—	$18.2
Amortization	—	—	—	—	—	—	—	—
End of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$—	$18.2

	Nine Months Ended September 30, 2015				Nine Months Ended September 30, 2014
	Trade Mark	Insurance Licenses	Other	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)				($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$0.2	$18.4
Amortization	—	—	—	—	—	—	(0.2)	(0.2)
End of the period	$1.6	$16.6	$—	$18.2	$1.6	$16.6	$—	$18.2

License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at September 30, 2015, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2014 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the licenses as at September 30, 2015 was $16.6 million (December 31, 2014 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Other. In 2010, the Company purchased APJ Continuation Limited and its subsidiaries (“APJ”) for an aggregate consideration of $4.8 million. The Board of Directors assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset was amortized over a five-year period and the value as at September 30, 2015 was $Nil (December 31, 2014 — $Nil).

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders.

The following table details the forms and value of the Company’s restricted assets as at September 30, 2015 and December 31, 2014:

	As at September 30, 2015	As at December 31, 2014
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,177.1	$1,086.9
Third party	2,294.8	2,183.4
Letters of credit / guarantees(1)	726.6	778.7
Total restricted assets	$4,198.5	$4,049.0
Total as percent of cash and invested assets	48.7%	47.0%

(1)	As at September 30, 2015, the Company pledged funds of $712.3 million and £9.2 million (December 31, 2014 — $764.4 million and £9.2 million) as collateral for the secured letters of credit.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash and investments as at September 30, 2015 in the amount of $418.0 million (December 31, 2014 — $411.9 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at September 30, 2015 was £0.4 million (December 31, 2014 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
On December 12, 2014, Aspen Holdings and certain of its subsidiaries (the “Borrowers”) entered into a first amendment to an amended and restated credit agreement, dated June 12, 2013, with various lenders and Barclays Bank Plc, as administrative agent (“Barclays”). Aspen Holdings established, and may establish additional, special purpose entities that have issued or will issue insurance-linked securities to third-party investors (each, an “ILS Entity” and collectively, the “ILS Entities”). Accordingly, the amended and restated credit agreement was amended, among other things, to (i) exclude ILS

Entities from the definition of “Subsidiary”, (ii) permit the Borrowers to invest in ILS Entities and (iii) permit the Borrowers to engage in transactions with an ILS Entity.
Aspen U.K. and Aspen Bermuda had a $100.0 million secured letter of credit facility agreement with Barclays. All letters of credit issued under the facility were used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company did not extend the maturity date of the Barclays secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility. As at September 30, 2015, the Company had no outstanding collateralized letters of credit under this facility (December 31, 2014 — $5.0 million).
For further information relating to the Company’s credit facilities, refer to Note 23 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Interest Rate Swaps. As at September 30, 2015, cash collateral with a fair value of $13.7 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). For more information, refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as of September 30, 2015 were:

	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating Lease Obligations (1)	$3.4	$10.1	$14.0	$13.6	$12.6	$97.9	$151.6

(1) In 2015, the Company entered into a new 16 year lease relating to the Company’s premises in New York.

(c)	Contingent liabilities
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
As of September 30, 2015, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2015 and 2014. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2014, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
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
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our subsidiaries principally in Bermuda, the U.K. and the U.S.
Key results for the three and nine months ended September 30, 2015 include:

•
Gross written premiums of $720.5 million for the third quarter of 2015, an increase of 10.4% from the third quarter of 2014. Gross written premiums in reinsurance increased by 23.2% mainly due to new business opportunities in specialty and other property lines, while gross written premiums in insurance increased by 2.1% largely due to growth from our property and casualty lines combined with growth in our financial and professional lines;

•
In the third quarter of 2015, there were $30.0 million, or 4.7 combined ratio points, of pre-tax losses, net of reinsurance and reinstatement premiums, associated with the port explosion in Tianjin, China and $11.2 million of pre-tax mid-sized losses, compared with $14.3 million, or 2.3 combined ratio points of pre-tax losses from mid-sized property insurance and energy physical damage losses in the third quarter of 2014;

•
There were $19.1 million, or 3.0 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2015 compared with $17.1 million, or 2.8 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2014;

•
Net favorable development on prior year loss reserves of $39.0 million for the third quarter of 2015 had a 6.1 percentage point favorable impact on the combined ratio, compared with a reserve release of $32.6 million in the third quarter of 2014, which had a 5.3 percentage point favorable impact on the combined ratio;

•	Combined ratio of 93.4% for the third quarter of 2015 compared with a combined ratio of 94.6% for the third quarter of 2014;

•
Realized and unrealized foreign exchange losses of $8.4 million for the third quarter of 2015 compared with losses of $21.2 million in the third quarter of 2014 predominantly due to the continued strengthening of the U.S. Dollar during 2015. The realized and unrealized foreign exchange losses in the third quarter of 2015 are more than offset by gains in forward foreign exchange contracts of $12.9 million compared with losses of $6.4 million in the third quarter of 2014;

•
Realized and unrealized investment losses of $41.2 million for the third quarter of 2015 compared with losses of $0.2 million in the third quarter of 2014. The losses in the quarter were due to mark to market changes in the valuation of our equity investments, due to increased volatility in the global equity markets, and fixed income trading portfolios;

•	Diluted net income per share of $0.30 for the quarter ended September 30, 2015 compared with diluted net income per share of $0.42 in the same quarter last year;

•	Annualized net income return on average equity of 2.8% for the third quarter of 2015 compared with 4.0% for the third quarter of 2014; and

•
Diluted book value per share(1) of $45.28 as at September 30, 2015, up 0.3% from December 31, 2014, which included net unrealized losses on foreign currency translation, net of taxes, of $70.2 million.

(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity increased by $7.7 million to $3,371.3 million during the three months ended September 30, 2015. The most significant movements were:

•
a $4.9 million reduction in total other comprehensive income mainly due to a $25.3 million net unrealized gain in the available for sale investment portfolio, a net unrealized loss in foreign currency translation of $27.9 million, a $0.5 million net loss on foreign exchange contracts and a $1.8 million reclassification of net realized gains;

•	an increase in additional paid-in capital of $6.6 million; and

•	a $5.7 million increase in retained earnings for the period.

Ordinary shareholders’ equity as at September 30, 2015 and December 31, 2014 was:

	As at September 30, 2015	As at December 31, 2014
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,371.3	$3,419.3
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	(1.3)	(0.5)
Net assets attributable to ordinary shareholders	$2,814.2	$2,863.0
Issued ordinary shares	60,781,958	62,017,368
Issued and potentially dilutive ordinary shares	62,147,052	63,444,356
Outlook and Trends
Overall, the rate environment continues to pose challenges in both our reinsurance and insurance segments.
In reinsurance, the rate environment remained soft as overall rates decreased by approximately 6% on average, although the pace of rate reductions appears to be slowing down. We continue to target, and find success, in those areas under less pressure. We have strong client relationships in the market and continue to be shown opportunities in areas that we find attractive and where we can be selective in our growth. As a result, we improved our shares of business placed with a number of these selected clients, capitalized on new business opportunities and benefited from the significant amount of pro-rata reinsurance written earlier this year which drove growth in our other property, specialty and casualty reinsurance business lines.
In insurance, we remain selective, deploying capital to areas where returns are more attractive and where we can differentiate our services to attract quality clients. U.S. rates decreased overall by approximately 1% while internationally they decreased by approximately 2%. In the United States, property insurance rates decreased by approximately 6% while other areas, such as programs, increased by approximately 7%. For our international insurance platform, the market environment continued to be challenging with rates more volatile than in the United States. Energy physical damage rates decreased by as much as approximately 16% while technology liability and marine and energy liability rates increased by approximately 1% and 5%, respectively. In this environment, we chose not to renew some business in areas where we believe rates do not reflect the underlying risk. Instead, we focused on better-rated opportunities, such as our U.K. property and casualty book which continued to deliver good growth.
See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. There have been no changes to significant accounting policies from those disclosed in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the consolidated condensed unaudited financial statements contained in this report.

Results of Operations for the Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014
The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2015 and 2014, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Gross written premiums increased by $68.0 million, or 10.4%, in the third quarter of 2015 compared to the third quarter of 2014. Our reinsurance segment’s premiums increased by 23.2% mainly due to new business opportunities in our other property and specialty reinsurance business lines offsetting planned reductions in property catastrophe and some casualty lines.
Our insurance segment’s premiums increased by 2.1%. The increase in gross written premiums in property and casualty insurance is largely attributable to growth in our U.S. casualty and U.K. property and casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to increased competition in 2015 in other classes and planned reductions in marine and energy liability premiums written. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our U.S. professional liability business line.
The table below shows our gross written premiums for each segment for the three months ended September 30, 2015 and 2014, and the percentage change in gross written premiums for each segment:

Business Segment	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% increase
	($ in millions)	($ in millions)
Reinsurance	$316.6	$256.9	23.2%
Insurance	403.9	395.6	2.1%
Total	$720.5	$652.5	10.4%
Ceded reinsurance. Total reinsurance ceded for the quarter of $68.7 million reduced by $6.5 million from the third quarter of 2014 mainly as a result of our strategy to retain more risk which has reduced the ceded reinsurance costs for our insurance segment. The impact from this strategy has been partially offset through the growth of ACM which has allowed us to increase our gross catastrophe reinsurance line sizes resulting in more risk ceded to third-party investors. Our retention ratio, defined as net written premium as a percentage of gross written premium, increased by 2.0% to 90.5% in the third quarter of 2015 compared to 88.5% in the third quarter of 2014.
Net premiums earned. Net premiums earned in the third quarter of 2015 increased by 4.9% from the third quarter of 2014. The increase is across both segments but is less significant than the growth in gross written premium due to a change in business mix in our reinsurance segment towards more pro rata business which has longer earning periods.
Losses and loss adjustment expenses. The loss ratio for the quarter of 57.1% increased by 1.0 percentage point compared to the third quarter of 2014 due primarily due to $30.0 million of losses associated with the port explosion in Tianjin, China and $11.2 million of mid-sized losses compared with $14.3 million of mid-sized losses affecting the property and casualty and marine, aviation and energy insurance business lines in 2014. There were $19.1 million, or 3.0 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2015 compared with $17.1 million, or 2.8 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2014.
In the reinsurance segment, the loss ratio for the three months ended September 30, 2015 was 59.7% compared to 47.2% in the equivalent period in 2014. The increase in the loss ratio in the quarter is attributable to $27.0 million of losses associated with the port explosion in Tianjin, China compared with no significant large losses in the third quarter of 2014 and a $6.3 million increase in catastrophe losses offset by a $9.9 million reduction in prior year reserve releases. In the third quarter of 2015, we experienced $16.8 million of natural catastrophe losses including $7.0 million from wildfires in the U.S. state of Washington and $9.8 million of other losses associated with the earthquake in Chile and weather-related events in the U.S., New Zealand and Australia. The comparable quarter of 2014 experienced $10.5 million of catastrophe losses, consisting of $6.0 million of losses associated with European storms and $4.5 million from other weather-related events principally in North America.
In the insurance segment, there was an 8.7 percentage point decrease in the loss ratio from 63.7% for the third quarter of 2014 to 55.0% in the third quarter of 2015, due to an increase in reserve releases and a reduction in catastrophe losses compared to the prior period. The current period experienced $11.2 million of mid-sized fire and energy losses in addition to $3.0 million of losses from the port explosion in Tianjin, China. Prior year reserve releases increased from $6.6 million in the third quarter of 2014 to $22.9 million in the current period. There were $2.3 million of catastrophe losses in the current quarter associated with U.S. weather-related events while the comparative period in 2014 experienced $6.6 million of catastrophe losses also associated with U.S. weather-related events.
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2015 and 2014 were as follows:

Business Segment	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Reinsurance	59.7%	47.2%
Insurance	55.0%	63.7%
Total Loss Ratio	57.1%	56.1%
We also present, in the tables below, loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we have defined third quarter 2015 catastrophe losses as losses associated with the wildfires in the U.S. State of Washington, the earthquake in Chile and weather-related events in the U.S., New Zealand and Australia. Catastrophe losses in the third quarter of 2014 related to storms in Europe and weather-related events in North America.
The underlying changes in loss ratios by segment are shown in the tables below for the three months ended September 30, 2015 and 2014. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended September 30, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	59.7%	(5.9)%	53.8%
Insurance	55.0%	(0.6)%	54.4%
Total	57.1%	(3.0)%	54.1%

For the Three Months Ended September 30, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	47.2%	(3.8)%	43.4%
Insurance	63.7%	(2.0)%	61.7%
Total	56.1%	(2.8)%	53.3%
Reserve releases in our reinsurance segment reduced from $26.0 million in the third quarter of 2014 to $16.1 million in the current period. The comparative period benefited from a $15.6 million release in respect of specific reserves within credit and surety in specialty reinsurance. Reserve releases for the current quarter were mainly as a result of favorable development in the shorter-tail lines.
Reserve releases for the insurance segment increased from $6.6 million in the third quarter of 2014 to $22.9 million in the current period. The reserve releases in the current quarter were from all lines of business, predominantly in our casualty insurance line due to favorable development on a number of claims consistent with the increasing maturity of our U.S. casualty insurance book. The reserve releases in the comparative quarter were principally from our property and casualty and financial and professional lines offset by a modest strengthening in our marine, aviation and energy lines.

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	21.3%	15.7%	18.0%	17.9%	15.7%	16.6%
General and administrative expense ratio(1)	11.4	12.0	13.7	13.2	11.3	17.2
Gross expense ratio	32.7	27.7	31.7	31.1	27.0	33.8
Effect of reinsurance	2.3	5.6	4.6	1.2	6.0	4.7
Total net expense ratio	35.0%	33.3%	36.3%	32.3%	33.0%	38.5%

(1)	The total group general and administrative expense ratio includes corporate expenses.
Policy acquisition expenses in the reinsurance segment increased due to changes in business mix, in particular as a result of writing a greater proportion of other property pro rata and specialty reinsurance business which incurs higher acquisition costs.
General, administrative and corporate expenses reduced by $19.3 million to $100.5 million in the third quarter of 2015 from $119.8 million in the third quarter of 2014 as the corporate expenses in the third quarter of 2014 included $20.2 million in non-recurring costs associated with the cost of successfully defending the unsolicited approach from Endurance Specialty Holdings Ltd. (“Endurance”).
Net investment income. Net investment income for the quarter of $45.0 million decreased by 6.3% compared to $48.0 million in the third quarter of 2014 as the increase in dividend income from our equity securities partially offset the reduction in yield from our fixed income portfolio.
Change in fair value of derivatives. In the three months ended September 30, 2015, we recorded a loss of $2.8 million (2014 — gain of $1.3 million) in respect of interest rate swaps, a gain of $12.9 million (2014 — loss of $6.4 million) in respect of foreign exchange contracts not designated as hedging instruments and a loss of $0.8 million (2014 — $Nil) in respect of foreign exchange contracts designated as hedging instruments.
Income before tax. In the third quarter of 2015, income before tax was $30.0 million (2014 — $38.7 million) comprised of the amounts set out in the table below:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	($ in millions)
Underwriting income	$57.0	$68.2
Corporate expenses	(14.5)	(35.8)
Other (expense)/income	(2.3)	0.7
Net investment income	45.0	48.0
Change in fair value of derivatives	10.1	(5.1)
Change in fair value of loan notes issued by variable interest entities	(8.3)	(8.5)
Realized and unrealized investment gains	10.7	1.1
Realized and unrealized investment losses	(51.9)	(1.3)
Net realized and unrealized foreign exchange losses	(8.4)	(21.2)
Interest expense	(7.4)	(7.4)
Income before tax	$30.0	$38.7
Taxes. Income tax expense for the three months ended September 30, 2015 was $1.8 million (2014 — $1.3 million) equating to an estimated effective tax rate of 6.0% (2014 — 3.4%). Our estimated full year effective tax rate has increased from 4.0% to 4.25% which resulted in an effective tax rate of 6.0% for the quarter. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate decreased from 23% to 21% effective April 1, 2014, with a further reduction to 20% from April 1, 2015) and the U.S. (where the corporate tax rate is 34%).
Net income after tax. Net income after tax for the three months ended September 30, 2015 was $28.2 million, equivalent to basic earnings per ordinary share of $0.30 adjusted for the $9.5 million preference share dividends and $0.3 million non-controlling interest. Fully diluted earnings per ordinary share were $0.30. Net income after tax for the three months ended September 30, 2014 was $37.4 million, equivalent to basic earnings per ordinary share of $0.43 after deducting $9.5 million in preference share dividends and non-controlling interest. Fully diluted earnings per ordinary share were $0.42 for the three months ended September 30, 2014.
Investment losses. Total realized and unrealized investment losses for the three months ended September 30, 2015 were $41.2 million (2014 — loss of $0.2 million) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.4	$1.7
Fixed income securities — gross realized (losses)	(0.3)	(1.0)
Equity securities — gross realized gains	—	4.2
Total other-than-temporary impairments	—	—
Trading:
Fixed income securities — gross realized gains	0.5	1.9
Fixed income securities — gross realized (losses)	(1.2)	(0.2)
Equity securities — gross realized gains	7.8	2.8
Equity securities — gross realized (losses)	(12.3)	(0.1)
Catastrophe bonds	0.7	0.5
Net change in gross unrealized (losses)	(38.8)	(10.0)
Total realized and unrealized investment (losses)	$(41.2)	$(0.2)
In the three months ended September 30, 2015, we recorded a net change in gross unrealized losses of $38.8 million driven primarily by $32.7 million of mark to market losses from the equity portfolio.
Other comprehensive income. A reduction in our total other comprehensive income for the three months ended September 30, 2015 was $4.9 million (2014 — reduction of $34.2 million), net of taxes. The reduction was mainly due to a $25.3 million gain in the net unrealized available for sale investment portfolio, (2014 — $27.4 million net unrealized loss), a net unrealized loss in foreign currency translation of $27.9 million (2014 — $3.3 million net unrealized loss) and a $0.5 million (2014 — $Nil) net change from hedged foreign exchange contracts and a $1.8 million reclassification of net realized gains to net income (2014 — $3.5 million reclassified net realized gains) as a result of the sale of the available for sale equity portfolio.
Non-controlling interest. In the three months ended September 30, 2015, we recorded an increase of $0.3 million (2014 — $0.1 million decrease) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. The dividend on our ordinary shares increased from $0.20 per ordinary share to $0.21 per ordinary share on April 22, 2015. The dividend on our ordinary shares increased from $0.18 per ordinary share to $0.20 per ordinary share on April 23, 2014. Dividends paid on our ordinary and preference shares in the three months ended September 30, 2015 were $22.2 million (2014 — $22.6 million).
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
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2015 and 2014. The contributions of each segment to gross written premiums in the three months ended September 30, 2015 and 2014 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$316.6	43.9%	$256.9	39.4%
Insurance	403.9	56.1	395.6	60.6
Total	$720.5	100.0%	$652.5	100.0%
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
Gross written premiums. Gross written premiums in our reinsurance segment increased by 23.2% compared to the three months ended September 30, 2014. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2015 and 2014, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% increase
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$49.1	$40.0	22.8%
Other property reinsurance(1)	105.2	89.3	17.8%
Casualty reinsurance	77.9	70.7	10.2%
Specialty reinsurance(1)	84.4	56.9	48.3%
Total	$316.6	$256.9	23.2%

(1) The 2014 quarterly reinsurance segment disclosures have been re-presented to include $6.1 million of gross written premiums from our engineering business line within specialty reinsurance (previously classified within other property reinsurance) to be consistent with the 2015 quarterly disclosures.
Gross written premiums increased across all of our reinsurance lines of business. The growth is mainly attributable to new business opportunities in specialty, casualty and other property lines, mainly relating to pro rata business. Growth in property catastrophe business is driven by ACM; however, the growth in gross written premiums has not increased catastrophe net written premiums due to increased retrocession. The increased premiums in casualty reinsurance compared to the equivalent period in 2014 is due to new opportunities in the quarter, although gross written premiums in casualty have reduced for the year to date in line with market conditions.
Losses and loss adjustment expenses. The loss ratio for the three months ended September 30, 2015 was 59.7% compared to 47.2% in the equivalent period in 2014. The increase in the loss ratio is attributable to $27.0 million of losses associated with the port explosion in Tianjin, China compared with no significant large losses in the third quarter of 2014, a $6.3 million increase in catastrophe losses offset by a $9.9 million reduction in prior year reserve releases from $26.0 million in the third quarter of 2014 to $16.1 million in the current period. In the third quarter of 2015, we experienced $16.8 million of natural catastrophe losses including $7.0 million from the wildfires in the U.S. State of Washington and $9.8 million of other losses associated with the earthquake in Chile and weather-related events in the U.S., New Zealand and Australia. The comparable quarter of 2014 experienced $10.5 million of catastrophe losses, consisting of $6.0 million of losses associated with European storms and $4.5 million from other weather-related events principally in North America.
Reserve releases for the current quarter were mainly as a result of favorable development in specialty and casualty business lines. Reserve releases for the comparative quarter were mainly as a result of favorable development in the specialty and other property lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $64.8 million for the three months ended September 30, 2015 equivalent to 22.8% of net premiums earned compared to $52.1 million or 18.6% of net premiums earned in the equivalent period in 2014. The increase in the ratio was mainly due to higher acquisition costs reflecting changes in the mix of business written, in particular as a result of a greater proportion of other property, casualty and specialty business written on a pro rata basis. The general and administrative expenses of $34.7 million decreased compared to $38.4 million in the equivalent period in 2014 due to a reduction in performance-related accruals. The general and administrative expense ratio decreased to 12.2% from 13.7% for the same period in 2014 due to a reduction in performance-related accruals and an increase in net premiums earned.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our insurance segment increased by 2.1% compared to the three months ended September 30, 2014. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2015 and 2014, and the percentage change in gross written premiums for each line:

Lines of Business	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$208.5	$200.9	3.8%
Marine, aviation and energy insurance	85.3	88.2	(3.3)%
Financial and professional lines insurance	110.1	106.5	3.4%
Total	$403.9	$395.6	2.1%

The increase in gross written premiums in property and casualty insurance is largely attributable to growth in our U.S. casualty and U.K. property and casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to planned reductions in marine and energy liability, and increased competition in the other classes. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our U.S. professional liability lines.
Losses and loss adjustment expenses. The loss ratio for the quarter decreased from 63.7% for the three months ended September 30, 2014 to 55.0% for the three months ended ended September 30, 2015 due to an increase in reserve releases and a reduction in catastrophe losses compared to the prior period. In addition, the current period experienced $11.2 million of mid-sized fire and energy losses in addition to $3.0 million of losses from the port explosion in Tianjin, China and a $2.3 million loss associated with U.S. weather-related events. The comparative period in 2014 experienced $6.6 million of catastrophe losses associated with U.S. weather-related events in addition to $14.3 million of mid-sized losses in our U.K. based property and casualty lines and our marine, aviation and energy business lines.
Prior year reserve releases increased from $6.6 million in the third quarter of 2014 to $22.9 million in the current period. The reserve releases in the current quarter were across all lines of business, predominantly in our casualty line due to favorable development on a number of claims consistent with the increasing maturity of our U.S casualty insurance book. The reserve releases in the comparative quarter were principally from our property and casualty and financial and professional lines offset by a modest strengthening in our marine, aviation and energy lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended September 30, 2015 decreased to 18.9% of net premiums earned compared to 19.2% in the third quarter of 2014 due to a reduction in ceded reinsurance costs increasing net earned premiums. Our general and administrative expenses increased by $5.7 million to $51.3 million for the three months ended September 30, 2015, from $45.6 million in the third quarter of 2014 due to growth in our U.S. business. For the three months ended September 30, 2015, the insurance segment overall expense ratio increased marginally by 0.3 percentage points.

Results of Operations for the Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014
The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2015 and 2014, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to segments.
Gross written premiums. Gross written premiums increased by $75.2 million, or 3.3%, in the first nine months of 2015 compared to the same period in 2014.
Premiums from our reinsurance segment increased by 3.4% due to new business opportunities in our other property and specialty reinsurance business lines offsetting planned reductions in property catastrophe and some casualty lines.
Premiums from our insurance segment increased by 3.2% due to growth principally in our U.S. and U.K. property and casualty insurance lines and financial and professional lines. Gross written premiums in marine, aviation and energy insurance reduced in the period due to the repositioning of certain accounts and difficult market conditions as well as increased competition. The comparable period also benefited from favorable prior-year premium adjustments in this line of business.
The table below shows our gross written premiums for each segment for the nine months ended September 30, 2015 and 2014, and the percentage change in gross written premiums for each segment:

Business Segment	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% increase
	($ in millions)	($ in millions)
Reinsurance	$1,062.1	$1,027.5	3.4%
Insurance	1,300.4	1,259.8	3.2%
Total	$2,362.5	$2,287.3	3.3%
Ceded reinsurance. Total reinsurance ceded for the first nine months of 2015 of $303.1 million decreased by $23.0 million compared to the first nine months of 2014. The ceded reinsurance premiums decreased as a percentage of gross written premiums from 14.3% in the first nine months of 2014 to 12.8% in the first nine months of 2015 mainly as a result of our strategy to retain more risk which has reduced the ceded reinsurance costs for our insurance segment. The impact from this strategy has been partially offset through the growth of ACM which has allowed us to increase our gross catastrophe reinsurance line sizes resulting in more risk ceded to third-party investors.
Net premiums earned. Net premiums earned in the first nine months of 2015 increased by 2.8% compared to the first nine months of 2014 consistent with the increase in gross written premiums.
Losses and loss adjustment expenses. The loss ratio increased by 2.0 percentage points from 54.0% in the first nine months of 2014 to 56.0% for the first nine months of 2015.
In the reinsurance segment, the loss ratio for the first nine months of 2015 was 48.8%, an increase from 44.5% in the comparable period in 2014 due to losses associated with the port explosion in Tianjin, China, comparable catastrophe experience and lower reserve releases. In the first nine months of 2015, we experienced a net loss of $27.0 million net of reinstatements and recoveries due to the port explosion in Tianjin, China and $26.9 million of natural catastrophe losses including $7.0 million from the wildfires in the U.S. State of Washington and $18.9 million of losses predominantly associated with the earthquake in Chile and weather-related events in the U.S., Europe, New Zealand and Australia and a $5.1 million energy-related loss. In the comparable period in 2014, there were $27.9 million of natural catastrophe losses comprised of $13.3 million of losses associated with North American weather-related events and $14.6 million of other losses associated predominantly with European and Asian storms. Reserve releases decreased from $75.6 million in the first nine months of 2014 to $53.4 million in the current period. The reserve releases for the current period were across all business lines while reserve releases for the comparable period were mainly as a result of favorable development in the property catastrophe and specialty lines.
In the insurance segment, the loss ratio for the first nine months of 2015 was 61.5%, a decrease from 62.0% in the comparable period in 2014 due to a greater frequency of large losses offset by lower catastrophe losses and higher reserve releases. In the first nine months of 2015, large losses included $23.6 million from fire and weather-related events in the U.S., $37.6 million of energy-related losses, $5.0 million from a train derailment and $3.0 million from the port explosion in Tianjin, China. In the comparative period of 2014, there were $14.3 million of mid-sized losses in our U.K.-based property and casualty lines and our marine, aviation and energy business lines. In the first nine months of 2015, there were $17.6 million of catastrophe losses associated with U.S. weather-related events, while in the first nine months of 2014 there were $21.9 million of catastrophe losses associated with U.S. and U.K. storms. Reserve releases increased by $27.2 million from $17.0 million in the first nine months of 2014 to $44.2 million in the current period. The reserve releases in the nine-month period were principally from our property and casualty lines, most notably excess casualty, U.K. commercial and U.S. property business lines offsetting adverse development in other marine, aviation and energy lines of business. The release in the comparative period in 2014 was due primarily from our property and casualty lines.
We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the nine months ended September 30, 2015 and 2014 were as follows:

Business Segment	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Reinsurance	48.8%	44.5%
Insurance	61.5%	62.0%
Total Loss Ratio	56.0%	54.0%
We also present, in the tables below, loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. For this purpose, we defined the major 2015 catastrophe losses as losses associated with storms in the U.S., Europe, New Zealand and Australia, the Chilean earthquake and wildfires in the U.S. We defined major 2014 catastrophe losses as losses associated with North American, European and Asian storms and flood losses in the U.K.
The underlying changes in loss ratios by segment are shown in the tables below for the nine months ended September 30, 2015 and 2014. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if applicable, from catastrophe loss events.

For the Nine Months Ended September 30, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	48.8%	(3.4)%	45.4%
Insurance	61.5%	(1.7)%	59.8%
Total	56.0%	(2.4)%	53.6%

For the Nine Months Ended September 30, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.5%	(3.4)%	41.1%
Insurance	62.0%	(2.2)%	59.8%
Total	54.0%	(2.8)%	51.2%
Reserve releases in our reinsurance segment decreased from $75.6 million in the first nine months of 2014 to $53.4 million in the current period due to lower releases from specialty reinsurance lines. The comparative period benefited from a $15.6 million release in respect of specific reserves within credit and surety in specialty reinsurance. Reserve releases in the insurance segment increased from $17.0 million in the first nine months of 2014 to $44.2 million in the first nine months of 2015 due primarily to favorable development in property and casualty business lines. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.

Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	19.7%	15.5%	17.2%	17.7%	15.6%	16.5%
General and administrative expense ratio(1)	12.0	12.0	14.0	12.5	12.1	15.9
Gross expense ratio	31.7	27.5	31.2	30.2	27.7	32.4
Effect of reinsurance	2.1	6.0	4.8	1.3	6.0	4.5
Total net expense ratio	33.8%	33.5%	36.0%	31.5%	33.7%	36.9%

(1)	The total group general and administrative expense ratio includes corporate expenses.
Policy acquisition expenses increased by $29.0 million in the first nine months of 2015 compared to the equivalent period in 2014 due to changes in the mix of business written in our reinsurance segment towards a greater proportion of other property and specialty reinsurance, written on a pro rata basis, and commutation adjustments in our specialty lines which reduced net earned premiums without any equivalent reduction in commissions.
General, administrative and corporate expenses decreased by $26.1 million for the first nine months of 2015 compared to the first nine months of 2014. Corporate expenses in the first nine months of 2014 included $28.5 million of non-recurring corporate expenses associated with the cost of successfully defending the unsolicited approach by Endurance. The increase in expenses excluding the costs of successfully defending the unsolicited approach by Endurance, is due to fair value adjustment on equity compensation as well as expenses related to the recruitment of senior underwriters in our insurance segment.
Net investment income. Net investment income for the first nine months of 2015 was $139.1 million, a decrease of 3.1% compared to $143.6 million in the first nine months of 2014 due primarily to a reduction in yield for our fixed income portfolio partially offset by growth in equity dividends.
Change in fair value of derivatives. In the nine months ended September 30, 2015, we recorded a loss of $6.2 million (2014 — loss of $4.1 million) in respect of our interest rate swaps and a gain of $10.5 million (2014 — loss of $4.5 million) in respect of foreign exchange contracts not designated as hedging instruments, and a loss of $3.5 million (2014 — $Nil) in respect of foreign exchange contracts designated as hedging instruments.
Income before tax. In the nine months ended September 30, 2015, income before tax was $214.3 million (2014 — $299.9 million) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	($ in millions)
Underwriting income	$191.7	$239.2
Corporate expenses	(43.8)	(74.6)
Other (expenses)/income	(0.4)	2.6
Net investment income	139.1	143.6
Change in fair value of derivatives	4.3	(8.6)
Change in fair value of loan notes issued by variable interest entities	(14.5)	(14.5)
Realized and unrealized investment gains	81.6	53.6
Realized and unrealized investment losses	(95.2)	(8.9)
Net realized and unrealized foreign exchange losses	(26.4)	(10.4)
Interest expense	(22.1)	(22.1)
Income before tax	$214.3	$299.9
In the nine months ended September 30, 2015, we recorded a net change in gross realized and unrealized losses of $95.2 million driven primarily by realized investment losses from our equity portfolio and mark to market losses in both our fixed income and equity portfolios.

Taxes. Income tax expense for the nine months ended September 30, 2015 was $9.1 million (2014 — $11.3 million) equating to an estimated effective tax rate of 4.2% (2014 — 3.8%). The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2015 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability the business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate decreased from 23% to 21% effective April 1, 2014) and the U.S. (where the corporate tax rate is 34%).
Net income after tax. Net income after tax for the nine months ended September 30, 2015 was $205.2 million, equivalent to basic earnings per share of $2.86 adjusted for the $28.4 million preference share dividends and $0.8 million non-controlling interest. Net income after tax for the nine months ended September 30, 2014 was $288.6 million, equivalent to basic earnings per ordinary share of $3.99, adjusted for the $28.4 million preference share dividends and $0.8 million of non-controlling interest. Fully diluted earnings per ordinary share were $2.80 for the nine months ended September 30, 2015 compared to $3.91 for the equivalent period in 2014.
Investment gains. Realized and unrealized investment losses for the nine months ended September 30, 2015 were $13.6 million (2014 — $44.7 million) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$9.7	$8.1
Fixed income maturities — gross realized (losses)	(1.4)	(5.5)
Equity securities — gross realized gains	31.9	9.7
Equity securities — gross realized (losses)	(3.0)	—
Total other-than-temporary impairments	—	(0.7)
Trading:
Fixed income securities — gross realized gains	3.8	6.6
Fixed income securities — gross realized (losses)	(3.8)	(2.4)
Equity securities — gross realized gains	36.2	4.5
Equity securities — gross realized (losses)	(25.4)	(0.3)
Catastrophe bonds	(0.1)	0.5
Net change in gross unrealized (losses)/gains	(61.5)	24.2
Total realized and unrealized investment (losses)/gains	$(13.6)	$44.7
In the nine months ended September 30, 2015, we recorded a net change in gross unrealized losses of $61.5 million driven primarily by $51.5 million mark to market losses from the equity portfolio.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the nine months ended September 30, 2015 was $Nil (2014 — $0.7 million). For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Other comprehensive income. A reduction in our total other comprehensive income for the nine months ended September 30, 2015 was $120.7 million (2014 — increase of $33.6 million), net of taxes. This is comprised of a $19.6 million net unrealized loss on the available for sale investment portfolio (2014 — $24.6 million net unrealized gain), a $33.1 million reclassification of net realized gains to net income (2014 — $5.7 million reclassified net realized gains), a net unrealized loss in foreign currency translation of $70.2 million (2014 — $14.7 million net unrealized gain) and a net unrealized gain on hedged derivative contracts of $2.2 million (2014 — $Nil).
Non-controlling interest. In the nine months ended September 30, 2015, we recorded an increase of $0.8 million (2014 — $Nil) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. The dividend on our ordinary shares increased from $0.20 per ordinary share to $0.21 per ordinary share on April 22, 2015. The dividend on our ordinary shares increased from $0.18 per ordinary share to $0.20 per ordinary share on

April 23, 2014. Dividends paid on our ordinary and preference shares in the nine months ended September 30, 2015 were $38.1 million and $28.4 million, respectively (2014 — $37.9 million and $28.4 million).
Underwriting Results by Operating Segments — Nine Months
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2015 and 2014. The contributions of each segment to gross written premiums in the nine months ended September 30, 2015 and 2014 were as follows:

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	($ in millions)	(% of gross written premiums)	($ in millions)	(% of gross written premiums)
Reinsurance	$1,062.1	45.0%	$1,027.5	44.9%
Insurance	1,300.4	55.0	1,259.8	55.1
Total	$2,362.5	100.0%	$2,287.3	100.0%

Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment increased by 3.4% compared to the nine months ended September 30, 2014. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2015 and 2014, and the percentage change in gross written premiums for each line of business:

Lines of Business	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$270.2	$300.4	(10.1)%
Other property reinsurance(1)	299.1	268.5	11.4%
Casualty reinsurance	241.6	244.6	(1.2)%
Specialty reinsurance(1)	251.2	214.0	17.4%
Total	$1,062.1	$1,027.5	3.4%

(1) The 2014 disclosures have been re-presented to include $19.1 million of gross written premiums from our engineering business line within specialty reinsurance (previously classified within other property reinsurance) to be consistent with the 2015 quarterly disclosures.
The increase in our reinsurance premiums is mainly attributable to new business written in our other property reinsurance and specialty reinsurance business lines, specifically our pro rata, credit and surety and agriculture business lines offsetting planned reductions in written premiums in our property catastrophe business lines. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior year premium estimates and planned reductions in some casualty lines in line with market conditions.
Losses and loss adjustment expenses. The loss ratio for the nine months ended September 30, 2015 was 48.8% compared to 44.5% in the equivalent period in 2014 due to losses associated with the port explosion in Tianjin, China, comparable catastrophe experience and lower reserve releases. In the first nine months of 2015, we experienced a loss of $27.0 million due to the port explosion in Tianjin, China and $26.9 million of natural catastrophe losses including $7.0 million from the wildfires in the U.S. State of Washington, and $18.9 million of other losses associated with the earthquake in Chile and weather-related events in the U.S., Europe, New Zealand and Australia. In the comparable period in 2014 there were $27.9 million of natural catastrophe losses comprised of $13.3 million of losses associated with North American weather-related events and $14.6 million of other losses associated predominantly with European and Asian storms. Reserve releases decreased from $75.6 million in the first nine months of 2014 to $53.4 million in the current period. The reserve releases for the current period were across all business lines while reserve releases for the comparable period were mainly as a result of favorable development in the property catastrophe and specialty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $168.6 million for the nine months ended September 30, 2015 equivalent to 21.0% of net premiums earned compared to $152.3 million or 18.5% of net premiums earned in the equivalent period in 2014. The increase in costs and the acquisition ratio is attributable to increased ceded reinsurance costs reducing net premiums earned, changes in the mix of business written with a greater proportion of business written on a pro rata basis and commutation adjustments in our specialty lines which reduced net earned premiums without any equivalent reduction in commissions.
The general and administrative expense ratio of 12.8% decreased from 13.0% for the same period in 2014 due to lower performance-related costs.
Insurance
Gross written premiums. Gross written premiums in our insurance segment for the nine months ended September 30, 2015 increased by 3.2% due to growth predominantly in our U.S. and U.K. property and casualty insurance lines and our financial and professional lines.
The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2015 and 2014, and the percentage change in gross written premiums for each line:

Lines of Business	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$676.7	$598.5	13.1%
Marine, aviation and energy insurance	320.2	373.5	(14.3)%
Financial and professional lines insurance	303.5	287.8	5.5%
Total	$1,300.4	$1,259.8	3.2%
The increase in gross written premiums in our property and casualty insurance is due to continued higher contribution from our U.K. teams and significant growth from our U.S. teams, specifically U.S. casualty, programs and U.S. environmental business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to lower production in our marine and energy liability and energy property damage accounts due to the repositioning of certain accounts and difficult market conditions, including increased competition combined with favorable prior-year premium adjustments in the comparative period. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our U.S. lines with increases in some classes in international.
Losses and loss adjustment expenses. The loss ratio was 61.5% for the first nine months of 2015 compared to 62.0% for the comparable period in 2014. The first nine months of 2015 experienced a greater frequency of large losses than the equivalent period in 2014 but the impact was mitigated by lower catastrophe losses and higher reserve releases. In the first nine months of 2015, large losses included $23.6 million from fire and weather-related events in the U.S., $37.6 million of energy-related losses, $5.0 million from a train derailment and $3.0 million from the port explosion in Tianjin, China. In the comparative period of 2014, there were $14.3 million of mid-sized losses in our U.K.-based property and casualty lines and our marine, aviation and energy business lines. In the first nine months of 2015, there were $17.6 million of catastrophe losses associated with U.S. weather-related events, while in the first nine months of 2014 there were $21.9 million of catastrophe losses associated with U.S. and U.K. storms. Prior year reserve releases increased by $27.2 million from $17.0 million in the first nine months of 2014 to $44.2 million in the current period. The reserve releases in the nine-month period were principally from our property and casualty lines, most notably excess casualty, U.K. commercial and U.S. property business lines offsetting adverse development in our marine, aviation and energy lines of business. The release in the comparative period in 2014 was due primarily from our property and casualty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2015 reduced slightly to 18.9% of net premiums earned compared to 19.0% in the comparable period. Our general and administrative expenses in the first nine months of 2015 increased by $9.2 million to $151.8 million from $142.6 million in the comparable period of 2014 largely due to growth in our U.S. business.

Cash and investments
As at September 30, 2015 and December 31, 2014, total cash and investments were $8.6 billion and $8.6 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2015		As at December 31, 2014
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,138.1	13.2%	$1,094.4	12.6%
U.S. agency	162.0	1.9	197.4	2.3
Municipal	28.5	0.3	31.5	0.4
Corporate	2,496.7	29.0	2,319.4	26.9
Non-U.S. government-backed corporate	77.0	0.9	78.0	0.9
Foreign government	628.4	7.3	665.7	7.7
Asset-backed	132.5	1.5	143.5	1.7
Non-agency commercial mortgage-backed	31.6	0.4	44.8	0.5
Agency mortgage-backed	1,009.7	11.7	1,055.3	12.3
Total fixed income securities — available for sale	$5,704.5	66.2%	$5,630.0	65.3%
Fixed income securities — trading
U.S. government	13.5	0.2	—	—
U.S. agency	—	—	0.2	—
Municipal	0.5	—	1.1	—
Corporate	547.2	6.3	529.8	6.2
Foreign government	128.9	1.5	140.1	1.6
Asset-backed	18.7	0.2	14.7	0.2
Bank loans	83.1	1.0	85.1	1.0
Total fixed income securities — trading	$791.9	9.2%	$771.0	9.0%
Total other investments	9.5	0.1	8.7	0.1
Total catastrophe bonds — trading	36.7	0.4	34.8	0.4
Total equity securities — available for sale	—	—	109.9	1.3
Total equity securities — trading	696.3	8.1	616.0	7.2
Total short-term investments — available for sale	176.3	2.0	258.3	3.0
Total short-term investments — trading	6.9	0.1	0.2	—
Total cash and cash equivalents	1,196.7	13.9	1,178.5	13.7
Total cash and investments	$8,618.8	100.0%	$8,607.4	100.0%
Fixed Income Securities. As at September 30, 2015, the average credit quality of our fixed income portfolio was “AA-,” with 89.5% of the portfolio rated “A” or higher. As at December 31, 2014, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at September 30, 2015 was 3.44 years compared to 3.50 years as at December 31, 2014 excluding the impact of the interest rate swaps, and 3.33 years including the impact of interest rate swaps (December 31, 2014 — 3.29 years).

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at September 30, 2015:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,009.7	$1,009.7
Non-agency commercial	7.9	23.7	31.6
Total mortgage-backed securities	$7.9	$1,033.4	$1,041.3
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.
Equity Securities. Equity securities are comprised of U.S. and foreign equity securities and in prior periods were classified as available for sale or trading. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result, there was a realized investment gain of $28.9 million on this sale. The total investment return from the available for sale and trading equity portfolios for the three and nine months ended September 30, 2015 and 2014 was as follows:

	For the Three Months Ended		For the Nine Months Ended
Available for Sale Equity Portfolio	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in millions)		($ in millions)
Dividend income	$—	$1.0	$0.1	$3.5
Net realized investment gains	—	4.2	31.5	9.7
Net unrealized (losses), gross of tax	—	(4.5)	(31.5)	(2.3)
Net realized foreign exchange (losses)	—	(0.5)	(5.5)	(0.4)
Net unrealized foreign exchange (losses)/gains	—	(3.3)	4.2	(2.9)
Total investment (loss)/return from the available for sale equity portfolio	$—	$(3.1)	$(1.2)	$7.6

	For the Three Months Ended		For the Nine Months Ended
Trading Equity Portfolio	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in millions)		($ in millions)
Dividend income	$4.6	$3.5	$16.5	$10.5
Net realized investment gains	2.9	2.7	27.8	4.2
Net unrealized (losses)/gains, gross of tax	(28.0)	(1.1)	(49.9)	15.7
Net realized foreign exchange (losses)/gains	(5.4)	0.3	(15.8)	0.3
Net unrealized foreign exchange (losses)	(5.2)	(16.3)	(2.3)	(14.1)
Total investment (loss)/return from the trading equity portfolio	$(31.1)	$(10.9)	$(23.7)	$16.6
Interest rate swaps. In 2014, we decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. As at September 30, 2015, our interest rate swaps program had a notional value of $951.3 million consistent with $951.3 million at December 31, 2014, as no swaps rolled off. Our interest rate swaps program continues to partially mitigate the impact from changes in interest rates on the market value of our fixed income portfolio. For the nine months ended September 30, 2015, there was a charge in respect of the interest rate swaps of $6.2 million which consisted of an $8.6 million mark to market gain less $14.8 million of net interest payments. As at September 30, 2015, our interest rate swap position reduced the duration of the fixed-income portfolio from 3.44 years to 3.33 years and the duration of the aggregate portfolio from 2.86 years to 2.77 years.
European Fixed Income and Equity Exposures. As at September 30, 2015, we had $995.9 million, or 11.6% of our total cash and investments, invested in securities issued by European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”), and de minimis holdings of Spanish corporate bonds.

We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. We continue to prohibit purchases of GIIPS sovereign (and Belgium) and guaranteed debt, peripheral European bank debt and corporate bonds issued by companies domiciled in GIIPS countries.
In May 2014, we amended our restrictions on purchases of bonds issued by U.K and non-peripheral European corporate financial issuers to allow the purchase of those issued by select issuers.
The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at September 30, 2015. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at September 30, 2015 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$16.0	$—	$—	$—	$—	$16.0	1.6%
Belgium	—	—	16.2	—	—	9.2	25.4	2.6
Denmark	6.0	—	—	—	—	5.4	11.4	1.1
Finland	—	18.7	—	—	—	5.5	24.2	2.4
France	—	38.5	17.2	1.8	—	18.2	75.7	7.6
Germany	43.1	19.2	73.7	5.4	—	11.8	153.2	15.4
Ireland	—	—	—	—	—	0.3	0.3	—
Latvia	—	—	1.7	—	—	—	1.7	0.2
Lithuania	—	—	3.0	—	—	—	3.0	0.3
Luxembourg	—	—	—	0.3	1.0	—	1.3	0.1
Netherlands	—	52.5	4.2	9.1	1.3	6.4	73.5	7.4
Norway	4.3	15.1	—	—	—	—	19.4	1.9
Poland	—	—	2.5	—	—	—	2.5	0.3
Sweden	3.0	18.8	—	1.0	—	11.6	34.4	3.5
Switzerland	10.1	32.0	14.4	7.1	—	61.0	124.6	12.5
United Kingdom	17.6	193.9	73.6	44.2	3.9	96.1	429.3	43.1
Total European Exposures	$84.1	$404.7	$206.5	$68.9	$6.2	$225.5	$995.9	100.0%

	As at September 30, 2015 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$7.3	$—	$8.7	$—	$—	$—	$—	$—	$—	$—	$16.0	$0.3
Belgium	—	—	—	—	—	—	16.2	—	9.2	—	25.4	1.1
Denmark	—	—	—	—	6.0	—	—	—	5.4	—	11.4	1.4
Finland	10.1	—	—	—	8.6	—	—	—	5.5	—	24.2	1.3
France	3.1	—	9.0	23.3	—	1.3	20.8	—	18.2	—	75.7	3.0
Germany	7.4	—	33.5	9.7	9.9	—	80.9	—	11.8	—	153.2	0.6
Ireland	—	—	—	—	—	—	—	—	0.3	—	0.3	—
Latvia	1.7	—	—	—	—	—	—	—	—	—	1.7	0.1
Lithuania	3.0	—	—	—	—	—	—	—	—	—	3.0	0.2
Luxembourg	—	—	—	—	—	—	0.3	—	—	1.0	1.3	—
Netherlands	3.2	—	—	27.2	—	2.8	32.6	—	6.4	1.3	73.5	(2.1)
Norway	—	—	—	19.4	—	—	—	—	—	—	19.4	0.8
Poland	2.5	—	—	—	—	—	—	—	—	—	2.5	0.1
Sweden	—	—	—	8.5	3.0	11.3	—	—	11.6	—	34.4	(0.2)
Switzerland	6.4	—	—	—	—	9.3	44.2	3.7	61.0	—	124.6	5.3
United Kingdom	192.4	0.9	5.2	—	—	6.2	111.4	13.2	96.1	3.9	429.3	7.0
Total European Exposures	$237.1	$0.9	$56.4	$88.1	$27.5	$30.9	$306.4	$16.9	$225.5	$6.2	$995.9	$18.9

Reserves for Losses and Loss Adjustment Expenses
As at September 30, 2015, we had total net loss and loss adjustment expense reserves of $4,565.2 million (December 31, 2014 — $4,400.8 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at September 30, 2015 and December 31, 2014, respectively:

	As at September 30, 2015
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,501.3	$(31.7)	$2,469.6
Insurance	2,412.6	(317.0)	2,095.6
Total losses and loss expense reserves	$4,913.9	$(348.7)	$4,565.2

	As at December 31, 2014
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,531.1	$(37.8)	$2,493.3
Insurance	2,219.7	(312.2)	1,907.5
Total losses and loss expense reserves	$4,750.8	$(350.0)	$4,400.8

For the nine months ended September 30, 2015, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $97.6 million. An analysis of this reduction by business segment is as follows for each of the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	($ in millions)		($ in millions)
Reinsurance	$16.1	$26.0	$53.4	$75.6
Insurance	22.9	6.6	44.2	17.0
Total losses and loss expense reserves reductions	$39.0	$32.6	$97.6	$92.6
The key elements which gave rise to the net positive development during the three months ended September 30, 2015 were as follows:
Reinsurance. Net reserve releases were $16.1 million in the current quarter. The largest releases in the quarter were $8.6 million from our shorter-tail exposures in specialty lines following benign incurred experience and $5.3 million from casualty lines due to better than expected development.
Insurance. Net reserve releases were $22.9 million in the current quarter across all lines. The largest releases in the quarter were $12.9 million from casualty insurance business lines due to favorable development on a number of claims consistent with the increasing maturity of our U.S. casualty insurance book and $6.2 million from marine, aviation and energy business lines.
The key elements which gave rise to the net positive development during the nine months ended September 30, 2015 were as follows:
Reinsurance. Net reserve releases of $53.4 million in the period were from all of our reinsurance lines. The largest releases in the nine months ended September 30, 2015 were $17.6 million from specialty reinsurance lines due primarily to benign incurred experience, $16.2 million from casualty reinsurance due to favorable development and $13.3 million from property reinsurance lines due to favorable development.
Insurance. Net reserve releases of $44.2 million in the nine months ended September 30, 2015 included $41.0 million from property and casualty business lines and, $8.8 million from financial and professional lines. These releases were partially offset by a $5.6 million net strengthening in the marine, aviation and energy business lines.
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

Capital Management
The following table shows our capital structure as at September 30, 2015 compared to December 31, 2014:

	As at September 30, 2015	As at December 31, 2014
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,815.5	$2,863.5
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.2	549.1
Loan notes issued by variable interest entities(1)	85.3	138.6
Total capital	$4,005.8	$4,107.0
(1) We do not consider the loan notes issued by VIEs to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at September 30, 2015, total shareholders’ equity was $3,371.3 million compared to $3,419.3 million as at December 31, 2014. Our total shareholders’ equity as at September 30, 2015 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2014 — $555.8 million).

On April 22, 2015, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.20 per ordinary share to $0.21 per ordinary share. On April 23, 2014, we announced an 11.1% increase in our quarterly dividend to our ordinary shareholders from $0.18 per ordinary share to $0.20 per ordinary share.
No ordinary share repurchases were made in the three months ended September, 30, 2015. We acquired and cancelled 1,790,333 ordinary shares in the nine months ended September 30, 2015. The total consideration paid was $83.7 million, with an average price paid of $46.74 per ordinary share. As at September 30, 2015, we continued to have $416.3 million remaining under our current share repurchase authorization of $500.0 million granted on February 5, 2015.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders' equity plus outstanding debt. As at September 30, 2015, this ratio was 29.7% (December 31, 2014 — 30.8%).
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at September 30, 2015 and December 31, 2014, the value of the debt less amortization expenses was $549.2 million and $549.1 million, respectively. Management monitors the ratio of debt to total capital which was 15.8% as at September 30, 2015 (December 31, 2014 — 17.0%).
In addition to the senior notes issued by Aspen Holdings, we have also issued loan notes through our special purpose insurer, Silverton. The fair value of the loan notes as at September 30, 2015 was $85.3 million (December 31, 2014 — $138.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and in Note 7 of this report.
Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,371.3 million as at September 30, 2015 (December 31, 2014 — $3,419.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all of our preference shares are listed on the New York Stock Exchange.
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
As at September 30, 2015, Aspen Holdings held $80.2 million of cash and cash equivalents (December 31, 2014 — $86.8 million) with the decrease due to the repurchase of shares in 2015 and other corporate expenses being greater than the receipt of dividend income from subsidiary companies. Management considers the current cash and cash equivalents, taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
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

Operating Subsidiaries. As at September 30, 2015, the Operating Subsidiaries held $1,026.4 million (December 31, 2014 — $1,296.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2015 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at September 30, 2015 and December 31, 2014:

	As at September 30, 2015	As at December 31, 2014
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,177.1	$1,086.9
Third party	2,294.8	2,183.4
Letters of credit / guarantees	726.6	778.7
Total restricted assets	$4,198.5	$4,049.0
Total as percent of cash and invested assets	48.7%	47.0%
For more information on these arrangements, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2014 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Consolidated Cash Flows for the Nine Months Ended September 30, 2015. Total net cash flow from operations for the nine months ended September 30, 2015 was $363.7 million, a decrease of $116.4 million from the comparative period in 2014. The decrease is mainly attributable to higher claims settlements and performance-related payments made in the first nine months of 2015 compared to the first nine months of 2014. For the nine months ended September 30, 2015, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
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
As of September 30, 2015, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers increase based on the consolidated leverage ratio of the Company. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.

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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an Assignment Agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at September 30, 2015, we had $463.5 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2014 — $463.6 million under the LOC Facility).
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
In addition, Aspen U.K. and Aspen Bermuda have a $100.0 million secured letter of credit facility agreement with Barclays Bank PLC. As at September 30, 2015, we had $Nil of outstanding collateralized letters of credit under this facility (December 31, 2014 — $5.0 million). We did not renew this secured letter of credit facility which expired on January 31, 2015 and no new letters of credit can be issued under this facility.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at September 30, 2015:

	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating Lease Obligations	$3.4	$10.1	$14.0	$13.6	$12.6	$97.9	$151.6
Long-Term Debt Obligations(1)	—	—	—	—	—	550.0	550.0
Reserves for losses and LAE(2)	444.1	1,171.1	852.6	611.0	443.7	1,391.4	4,913.9
Total	$447.5	$1,181.2	$866.6	$624.6	$456.3	$2,039.3	$5,615.5

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $85.3 million.

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
For a discussion of our derivative instruments, please see Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 included in this report.

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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at September 30, 2015, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
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
As at September 30, 2015, our fixed income portfolio had an approximate duration of 3.44 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,219.5	7,099.4	6,979.4	6,859.3	6,739.3
Gain/(loss) $ in millions	240.0	120.0	—	(120.0)	(240.0)
Percentage of portfolio	3.4%	1.7%		(1.7)%	(3.4)%
Equity risk. We have invested in equity securities which had a fair market value of $696.3 million as at September 30, 2015, equivalent to 8.1% of the total of investments, cash and cash equivalents at that date (December 31, 2014 — $725.9 million, 8.5%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at September 30, 2015, 82.3% (December 31, 2014 — 79.3%) of our cash, cash equivalents and investments were held in U.S. Dollars, 7.7% (December 31, 2014 — 8.4%) were in British Pounds and 10.0% (December 31, 2014 — 12.3%) were in other currencies. For the nine months ended September 30, 2015, 16.2% (December 31, 2014 — 16.5%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2015.

Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2015 would have impacted our net reportable British Pound net assets by approximately $4 million for the nine months ended September 30, 2015 (September 30, 2014 — approximately $5 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of derivative instruments including foreign exchange contracts that we have entered into, please see Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2015, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2014 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A3” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).
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

Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2015. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended September 30, 2015 of the Company’s ordinary shares.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1, 2015 to July 31, 2015	—	$—	—	$416.3
August 1, 2015 to August 31, 2015	—	$—	—	$416.3
September 1, 2015 to September 30, 2015	—	$—	—	$416.3
Total(1)	—	$—	—	$416.3
_______________

(1)
During the third quarter of 2015, no repurchases of ordinary shares were made in the open market. The Company continued to have $416.3 million remaining under its current share buyback authorization as at September 30, 2015.

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2015 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2015 and 2014; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	November 5, 2015	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	November 5, 2015	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer