Form 10-K
period 2015-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2016-02-19
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________

Form 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2015, was approximately $2.9 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2015.
As of February 12, 2016, there were 60,983,997 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
INDEX TO FORM 10-K

Aspen Holdings and Subsidiaries
Unless the context otherwise requires, references in this Annual Report to the “Company,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its subsidiaries, Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen (US) Holdings Limited (“Aspen U.S. Holdings Ltd.”), Aspen Insurance UK Services Limited (“Aspen U.K. Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Bermuda Limited (“Aspen Bermuda”, formerly Aspen Insurance Limited), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen European Holdings Limited (“Aspen European”), Aspen Managing Agency Limited (“AMAL”), Aspen Singapore Pte. Ltd. (“ASPL”), (Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management, Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Re America CA LLC (“ARA - CA”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Aspen Re America Risk Solutions LLC (“Aspen Solutions”), Acorn Limited (“Acorn”), APJ Continuation Limited (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”), Aspen Recoveries Limited (“Aspen Recoveries”), Aspen Capital Management, Ltd (“ACM”), Silverton Re Ltd. (“Silverton”), Aspen Capital Advisors Inc. (“ACA”), Peregrine Reinsurance Ltd (“Peregrine”), Aspen Cat Fund Limited (“ACF”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC and AUL, as corporate member of Syndicate 4711, are our principal operating subsidiaries and each referred to herein as an “Operating Subsidiary” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds,” “GBP” or “£” are to the lawful currency of the United Kingdom and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.
Forward-Looking Statements
This Form 10-K (this “report”) contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “on track” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements, including those set forth below under Item 1, “Business,” Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report. The risks, uncertainties and other factors set forth below and under Item 1A, “Risk Factors” and other cautionary statements made in this report should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.

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

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our (re)insurance products and cyclical changes in the (re)insurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

•
increased competition from existing (re)insurers and from alternative capital providers and insurance-linked funds and collateralized special purpose insurers on the basis of pricing, capacity, coverage terms, new capital, binding authorities to brokers or other factors and the related demand and supply dynamics as contracts come up for renewal;

•	our ability to execute our business plan to enter new markets, introduce new products and teams and develop new distribution channels, including their integration into our existing operations;

•	our acquisition strategy;

•	the recent consolidation in the (re)insurance industry;

•	loss of one or more of our senior underwriters or key personnel;

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

•
changes in the total industry losses, or our share of total industry losses, resulting from past events such as floods in the U.K., the port explosion in Tianjin, China and a dam collapse in Brazil in 2015, the winter storms in the U.S., snowstorms in Japan, flooding in Asia and the U.K., North American and European storms and hailstorms in Australia in 2014, the German hailstorms, floods and other catastrophes in 2013, Superstorm Sandy in 2012, the Costa Concordia incident in early 2012, the floods in Thailand, various losses from the U.S. storms and the earthquake and ensuing tsunami in Japan in 2011, the floods in Australia in late 2010 and early 2011, the Deepwater Horizon incident in the Gulf of Mexico in 2010, the Chilean and the New Zealand earthquakes in 2010 and 2011 and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

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
General
We are a Bermudian holding company, incorporated on May 23, 2002, and conduct insurance and reinsurance business through our principal Operating Subsidiaries: Aspen U.K. and AUL, corporate member of Syndicate 4711 at Lloyd’s of London (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty and AAIC (United States). Aspen U.K. also has branches in Cologne (Germany), Dubai (United Arab Emirates), Dublin (Ireland), Paris (France), Zurich (Switzerland), Singapore, Australia and Canada. Reinsurance business is also written through Aspen Capital Markets via Silverton and Peregrine. We operate in the global markets for property and casualty insurance and reinsurance.
For the year ended December 31, 2015, we wrote $2,997.3 million in gross premiums and at December 31, 2015 we had total capital employed, including long-term debt, of $3,969.1 million.
Our corporate structure as at December 31, 2015 was as follows:

Aspen Insurance Holdings Limited (Bermuda Holdings Company)
Aspen (US) Holdings Limited (UK Company)
Aspen Capital Advisors Inc. (DE)
Aspen European Holdings Limited (UK Company)
Aspen Insurance UK Limited (UK Operating Company)
Acorn Limited (Bermuda Company)
Aspen Underwriting Limited (Lloyd's Corporate Member)
Aspen (UK) Holdings Limited (UK Holdings Company)
Silverton Re Ltd. (Bermuda special purpose vehicle)
Aspen Managing Agency Limited (Managing Agent to Lloyd's Syndicate 4711)
Aspen Singapore Pte. Ltd. (Singapore Company)
Aspen Bermuda Limited (Bermuda Operating Company)
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
Our insurance segment is comprised of: property and casualty insurance; marine, aviation and energy insurance; and financial and professional lines insurance. The insurance segment is led by Mario Vitale, Chief Executive Officer of Aspen Insurance, David Cohen, President and Chief Underwriting Officer of Aspen Insurance (from November 2015), Ann Haugh, Chief Operating Officer of Aspen Insurance and President of Aspen International Insurance (from August 2015), and Robert Rheel, President of Aspen U.S. Insurance (from August 2015). Rupert Villers served as President of International Insurance until July 2015 and as Chairman of Aspen Insurance until he stepped down in October 2015.

Aspen Re is comprised of: property catastrophe reinsurance (including the business written through Aspen Capital Markets); other property reinsurance; casualty reinsurance; and specialty reinsurance. Aspen Re is led by Stephen Postlewhite, Chief Executive Officer of Aspen Re, Brian Boornazian, Chairman of Aspen Re, and Emil Issavi, President and Chief Underwriting Officer of Aspen Re.

In 2015, Aspen Re continued its participation in the alternative reinsurance market through Aspen Capital Markets. Aspen Capital Markets continues its focus on developing alternative reinsurance structures to leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets, and provide investors direct access to its underwriting expertise.

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
In Aspen Re, property reinsurance business is assumed by Aspen Bermuda and Aspen U.K. and written by teams located in Bermuda, London, Paris, Singapore, Cologne, the U.S. and Zurich. The property reinsurance business written in the U.S. is written exclusively by Aspen Re America and ARA - CA as reinsurance intermediaries with offices in Connecticut, Illinois, Florida, New York, Georgia and California.
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

We continued progress against our objectives in 2015 through our focus on three strategic levers - business portfolio optimization, capital efficiency and enhancing investment returns.
Business Portfolio Optimization.  We made strong progress on our business optimization initiatives in 2015.  Our U.S. insurance teams continued to gain scale, with premiums from the U.S. teams growing by more than 14% over the prior year. Our Aspen Capital Markets team effectively leveraged Aspen Re’s underwriting expertise to grow our use of third party capital structures. We continued to further optimize our risk return profile in 2015 following the restructure of our ceded reinsurance and retrocessional arrangements in 2014.
Capital Management.  We continue to focus on capital management, and maintain our capital at an appropriate level as determined by our internal risk appetite and the financial strength required by our customers, regulators and rating agencies. We monitor and review our group and operating entities’ capital and liquidity positions on an ongoing basis, and allocate our capital in the most efficient way which may include investing in new business opportunities, rebalancing our investment portfolio within acceptable risk parameters and returning capital to shareholders, subject to market conditions.  In 2015, we repurchased $83.7 million of our ordinary shares. On February 5, 2015, we announced a new share repurchase program of $500 million.

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
As at December 31, 2015, approximately 12.6% of our total cash and investments, excluding catastrophe bonds and funds held by variable interest entities (the “Managed Portfolio”), was invested in equities and U.S. Dollar BBB Emerging Market Debt (“BBB Emerging Market Debt”). During 2015, we increased our investment in BBB Emerging Market Debt and liquidated the majority of our investment in BB Bank loans.
Key strategies for Aspen Insurance.  Aspen Insurance is a significant global market for marine, aviation and energy, financial and professional and property and casualty lines of insurance, served originally in large part from London. This requires specialized expertise, innovative underwriting and the financial strength to offer meaningful capacity in these lines.
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
Key strategies for Aspen Re.  We offer reinsurance for property, casualty and specialty risks as further described below. From time to time, the underwriting cycle allows us to deploy additional capacity on a more opportunistic basis and a key part of our strategy is to maintain the ability to identify such situations and take advantage of them when they arise. As result of our Aspen Capital Markets division, we are also able to develop alternative reinsurance structures to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors with direct access to our underwriting expertise.
Following the successful launch of Silverton, our first sidecar, in 2013, Aspen Re renewed Silverton in both December 2014 and 2015 to continue to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. Silverton, a Bermuda domiciled special purpose insurer, is able to provide investors with access to diversified natural catastrophe risk backed by the distribution, underwriting, analysis and research expertise of Aspen Re. Through Aspen Capital Markets, we have also increased our capacity through other collateralized reinsurance arrangements.
Aspen Re’s largest market is the United States where we are well established and have solid market penetration. The markets in Latin America, Middle East and Africa, and Asia-Pacific have been historically less significant for Aspen Re, but we believe they offer significant growth potential, especially in the medium and longer-term, albeit from a smaller base. In 2015, the premiums from these emerging markets in reinsurance increased by 4%.
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

Business Segments
We are organized into two business segments: reinsurance and insurance. In addition to the way we manage our business, we considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of our operating segments and quantitative thresholds to determine our reportable segments. Segment profit or loss for each of the Company’s operating segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
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
The gross written premiums are set forth below by business segment for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Business Segment	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Reinsurance	$1,248.9	41.7%	$1,172.8	40.4%	$1,133.9	42.8%
Insurance	1,748.4	58.3	1,729.9	59.6	1,512.8	57.2
Total	$2,997.3	100.0%	$2,902.7	100.0%	$2,646.7	100.0%

For a review of our results by segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Reinsurance
Aspen Re consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture, marine, aviation, terrorism, engineering and other specialty lines). We established our Aspen Capital Markets division in 2013 to expand our access to alternative capital and leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets and provide investors with direct access to our underwriting expertise. Since its inception, Aspen Capital Markets has added collateralized capacity to Aspen Re’s property catastrophe line of business by focusing on the property catastrophe business through the use of alternative capital.

The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as follows for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$122.8	9.8%	$114.4	9.8%	$100.2	8.8%
Caribbean	13.5	1.1	11.0	0.9	9.7	0.9
Europe (excluding U.K.)	100.9	8.1	101.3	8.6	101.8	9.0
United Kingdom	15.3	1.2	15.5	1.3	15.6	1.4
United States & Canada (1)	530.1	42.5	453.6	38.7	466.2	41.1
Worldwide excluding United States (2)	40.3	3.2	50.6	4.3	53.0	4.7
Worldwide including United States (3)	345.9	27.7	363.8	31.0	331.7	29.3
Others	80.1	6.4	62.6	5.4	55.7	4.8
Total	$1,248.9	100.0%	$1,172.8	100.0%	$1,133.9	100.0%
_______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.
Our gross written premiums by our principal lines of business within our reinsurance segment for the twelve months ended December 31, 2015, 2014 and 2013 are as follows:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property catastrophe reinsurance	$274.3	22.0%	$301.5	25.7%	$273.3	24.1%
Other property reinsurance	360.3	28.8	343.0	29.3	302.8	26.7
Casualty reinsurance	287.5	23.0	281.9	24.0	312.3	27.5
Specialty reinsurance	326.8	26.2	246.4	21.0	245.5	21.7
Total	$1,248.9	100.0%	$1,172.8	100.0%	$1,133.9	100.0%
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
We launched Silverton, our first sidecar, in 2013. Silverton was renewed in December 2014, raising $85.0 million (of which $70.0 million was provided by third parties) and was further renewed in December 2015 raising $125.0 million (of which $100.0 million was provided by third parties). Silverton will continue to provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. For the twelve months ended December 31, 2015, Silverton’s gross written premium was $38.5 million, all of which is classified within property catastrophe reinsurance. Through Aspen Capital Markets we have also increased our capacity through other collateralized reinsurance arrangements.
Other Property Reinsurance:  Other property reinsurance includes property risks written on excess of loss and proportional treaties, facultative or single risk reinsurance. Risk excess of loss reinsurance provides coverage to a reinsured where it experiences a loss in excess of its retention level on a single “risk” basis. A “risk” in this context might mean the insurance coverage on one building or a group of buildings for fire or explosion or the insurance coverage under a single policy which the reinsured treats as a single risk. This line of business is generally less exposed to accumulations of exposures and losses but can still be impacted by natural catastrophes, such as earthquakes and hurricanes.
Proportional treaty reinsurance provides proportional coverage to the reinsured, meaning that, subject to event limits where applicable and ceding commissions, we pay the same share of the covered original losses as we receive in premiums charged for the covered risks. Proportional contracts typically involve close client relationships which often include regular audits of the cedants’ data. In 2015, we capitalized on new business opportunities where rates were under less pressure and wrote more pro rata business.
Casualty Reinsurance:  Casualty reinsurance is written on an excess of loss, proportional and facultative basis and consists of U.S. treaty, international treaty and casualty facultative reinsurance. Our U.S. treaty and facultative business comprises exposures to workers’ compensation (including catastrophe), medical malpractice, general liability, auto liability, professional liability and excess liability including umbrella liability. Our international treaty business reinsures exposures mainly with respect to general liability, auto liability, professional liability, workers’ compensation and excess liability.
Specialty Reinsurance:  Specialty reinsurance is written on an excess of loss and proportional basis and consists of credit and surety reinsurance, agriculture reinsurance and other specialty lines. Our credit and surety reinsurance business consists of trade credit, surety (mainly European, Japanese and Latin American risks) and political risks. Our agricultural reinsurance business is primarily written on a treaty basis covering crop and multi-peril business. Other specialty lines include reinsurance treaties and some insurance policies covering policyholders’ interests in marine, energy, aviation liability, space, contingency, terrorism, engineering, nuclear and personal accident.
A high percentage of the property catastrophe reinsurance contracts we write exclude or limit coverage for losses arising from the peril of terrorism. Within the U.S., our other property reinsurance contracts generally include limited coverage for acts that are certified as “acts of terrorism” by the U.S. Treasury Department under the Terrorism Risk Insurance Act (“TRIA”), the Terrorism Risk Insurance Extension Act of 2005 (“TRIEA”), the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIPRA”), which expired on December 31, 2014, and now the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”). We have written a limited number of property reinsurance contracts, both on a pro rata and risk excess basis, specifically covering the peril of terrorism. These contracts typically exclude coverage protecting against nuclear, biological, chemical or radiological attack, though we have written a small number of contracts that do not exclude such attacks, the coverage of which may be applicable to non-terrorism events.
Insurance
Our insurance segment consists of specialty property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance.
The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as follows for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$17.2	1.0%	$15.7	0.9%	$8.2	0.5%
Caribbean	6.8	0.4	8.7	0.5	4.7	0.3
Europe (excluding U.K.)	12.7	0.7	12.6	0.7	10.4	0.7
United Kingdom	208.2	11.9	193.8	11.2	150.8	10.0
United States & Canada (1)	949.4	54.3	903.7	52.3	713.4	47.2
Worldwide excluding United States (2)	66.9	3.8	65.6	3.8	92.7	6.1
Worldwide including United States (3)	447.7	25.6	488.0	28.2	495.7	32.8
Others	39.5	2.3	41.8	2.4	36.9	2.4
Total	$1,748.4	100.0%	$1,729.9	100.0%	$1,512.8	100.0%
_______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal lines of business within our insurance segment for the twelve months ended December 31, 2015, 2014 and 2013 are as follows:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property and casualty insurance	$890.6	51.0%	$801.0	46.3%	$654.1	43.2%
Marine, aviation and energy insurance	427.3	24.0	519.3	30.0	523.4	34.6
Financial and professional lines insurance	430.5	25.0	409.6	23.7	335.3	22.2
Total	$1,748.4	100.0%	$1,729.9	100.0%	$1,512.8	100.0%
 Property and Casualty Insurance: The property and casualty insurance line comprises U.S. and U.K. commercial property and construction business, commercial liability, U.S. specialty casualty, global excess casualty, environmental liability and programs business, written on a primary, excess, quota share, program and facultative basis.
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
Commercial Liability: Commercial liability is primarily written in the U.K. and provides employers’ liability coverage, products and public liability coverage for insureds domiciled in the U.K. and Ireland. The U.K. regional team also covers directors’ and officers’ (“D&O”) and professional indemnity, predominantly to small and medium corporates.
U.S. Specialty Casualty: The U.S. specialty casualty account consists primarily of lines written within the primary and excess liability insurance sectors. We are focused on delivering expertise to brokers and customers in Hospitality, Real Estate, Construction, Excess Transportation, Products Liability and Lead/High Excess.
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
On a significant portion of our property and casualty insurance contracts we are obligated to offer terrorism under TRIPRA, and now the 2015 TRIA Reauthorization. Wherever possible, we exclude coverage protection against nuclear, biological, chemical or radiological (“NBCR”) attacks. However, certain U.S. states (notably New York and Florida) prohibit admitted market companies, such as AAIC, from fully excluding such perils, resulting in some level of exposures to NBCR as well as fire following such events. In addition, we would expect to benefit from the protection of 2015 TRIA Reauthorization and the over-arching $100 billion industry loss cap (subject to the relevant deductible and co-retention).

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
Marine Hull: The marine hull team insures physical damage to ships (including war and associated perils) and related marine assets.
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
Aviation: The aviation team writes physical damage insurance on hulls and spares (including war and associated perils), aviation hull deductible cover and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers.
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
Professional Liability: Our professional liability business is written out of the U.S. (including Errors and Omissions (“E&O”)), the U.K., Switzerland and Bermuda and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the U.K. with some Australian and Canadian business while the U.S. team focuses on the U.S. We insure a wide range of professions including lawyers, accountants, architects, engineers, doctors and medical technicians. This account also includes a portfolio of technology liability and data protection insurance. The data protection insurance covers firms for first party costs and third party liabilities associated with their breach of contractual or statutory data protection obligations.
Management Liability: Our management liability business is written out of the U.S. and Bermuda. We insure a diverse group of commercial and financial institutions predominantly on an excess basis. Our products include D&O liability, fiduciary liability, employment practices liability, fidelity insurance and blended liability programs including E&O liability. The focus of the account is predominantly on risks headquartered in the U.S. or risks with a material U.S. exposure.
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
Accident and Specialty Risks (“Aspen Crisis Management”): The Aspen Crisis Management team writes insurance designed to protect individuals and corporations operating in high-risk areas around the world, including covering the shipping industry’s exposure to acts of piracy. It also writes terrorism and political violence insurance, providing coverage for damage to property (largely fixed assets such as buildings) resulting from acts of terrorism, strikes, riots, civil commotion or political violence. This book is written on a global basis, although capacity is selectively deployed.
Accident and Health: The global accident and health team focuses on insurance and reinsurance products which help protect individuals, groups and companies from the consequences of accidental death or disability whether resulting from accident or sickness. This may include single or multi-person losses as well as major catastrophic events such as air crashes, earthquakes or terrorist attacks. Coverage written includes whole account treaty and facultative reinsurance protection for insurance companies.
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
Underwriting.   In 2015, our underwriting activities were managed in two product areas: reinsurance and insurance. For a discussion of our business and business segments, see above “Business — General” and “Business — Business Segments.”
Our Group Chief Executive Officer is supported by our Director of Underwriting, Kate Vacher. Our Director of Underwriting assists in the management of the underwriting process by developing our underwriting control framework and acting as an independent reviewer of underwriting activity across our businesses.
 We underwrite according to the following principles:

•	operate within agreed boundaries as defined by the Aspen Underwriting Principles for the relevant class of business;

•
operate within prescribed maximum underwriting authority limits, which we delegate in accordance with an understanding of each individual’s capabilities, tailored to the classes of business written by the particular underwriter;

•	evaluate the underlying data provided by clients and adjust such data where we believe it does not adequately reflect the underlying exposure;

•
price each submission based on our experience in the class of business, and where appropriate, by deploying one or more actuarial models either developed internally or licensed from third-party providers;

•
maintain a peer review process to sustain high standards of underwriting discipline and consistency; other than for simpler insurance risks, risks underwritten are subject to peer review, by at least one qualified peer reviewer (for reinsurance risks, peer review occurs mostly prior to risk acceptance; for complex insurance risks, peer review may occur before or after risk acceptance and for simpler insurance risks, peer review is performed using a sampling methodology);

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

We have reinsurance covers in place for the majority of our insurance classes of business, most of which are on an excess-of-loss basis. These covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. We also have a limited number of proportional treaty arrangements on specific classes of business and we anticipate continuing with these in most instances.

In respect of our purchased non-catastrophe specific reinsurance contracts, in 2016 (similar to our approach in 2015) we intend to retain shares in most of our excess of loss and proportional reinsurance treaties in the form of co-insurance.  In the event of a large loss or a series of losses, it is likely that we will retain a higher proportion of such loss(es) than would have occurred had we purchased cover for the full value of the contracts.  We believe this is a more efficient way of managing our exposures, although it could lead to greater volatility of results.

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

Although reinsurance agreements contractually obligate our reinsurers to reimburse us for an agreed-upon portion of our gross paid losses, we remain liable to our insureds to the extent that our reinsurers do not meet their obligations under these agreements. As a result, and in line with our risk management objectives, we evaluate the financial condition of our reinsurers and monitor concentrations of credit risk on an on-going basis. In general, we seek to place our reinsurance with highly rated companies with which we have a strong trading relationship or have fully collateralized arrangements in place. For additional information, please refer to Note 9, “Reinsurance” of our consolidated financial statements.
Risk Management
In this section, we provide a summary of our risk governance arrangements and current risk management strategy. We also provide more detail on the management of core underwriting and market risks and on our internal model. The internal model is an economic capital model which has been developed internally for use in certain business decision-making processes, the assessment of risk-based capital requirements and for various regulatory purposes.
Risk Governance
Board of Directors.  The Board of Directors of the Company (the “Board”) considers effective identification, measurement, monitoring, management and reporting of the risks facing our business to be key elements of its responsibilities and those of the Group Chief Executive Officer and management. Matters relating to risk management that are reserved to the Board include approval of the internal controls and risk management framework and any changes to the Group’s risk appetite statement and key risk limits. The Board also receives reports at each scheduled meeting from the Group Chief Risk Officer and the Chairman of the Risk Committee as well as training in risk management processes including the design, operation, use and limitations of the internal model. As a result of these arrangements and processes, the Board, assisted by management and the Board Committees, is able to exercise effective oversight of the operation of the risk management strategy described in “Risk Management Strategy” below.
Board Committees.  The Board delegates oversight of the management of certain key risks to its Risk, Audit and Investment Committees. Each of the committees is chaired by an independent director of the Company who also reports to the Board on the committees’ discussions and matters arising.
Risk Committee:  The purpose of this committee is to assist the Board in its oversight duties in respect of the management of risk, including:

•	making recommendations to the Board regarding management’s proposals for the risk management framework, risk appetite, key risk limits and the use of our internal model;

•	monitoring compliance with the agreed Group risk appetite and key risk limits; and

•	oversight of the process of stress and scenario testing established by management.

Audit Committee:  This committee is primarily responsible for assisting the Board in its oversight of the integrity of the financial statements. It is also responsible for reviewing the adequacy and effectiveness of the Company’s internal controls and receives regular reports from both internal and external audit in this regard.
Investment Committee:  This committee is primarily responsible for setting and monitoring the Group’s investment risk and asset allocation policies and ensuring that the Chairman of the Risk Committee is kept informed of such matters.
Management Committees.  The Group also has a number of executive management committees which have oversight of certain risk management processes including the following:
Group Executive Committee:  This is the main executive committee responsible for advising the Group Chief Executive Officer on matters relating to the strategy and conduct of the Group’s business.
Capital and Risk Principles Committee:  The primary purpose of the Capital and Risk Principles Committee is to assist the Group Chief Executive Officer and the Group Chief Risk Officer in their oversight duties in respect of the design and operation of the Group’s risk management systems. In particular, it has specific responsibilities in relation to the internal model and for the establishment of risk limits for accumulating underwriting exposures and monitoring solvency and liquidity requirements.
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

•	identifying material risks to the achievement of the Group’s objectives including emerging risks;

•	the articulation at Group level of our risk appetite and a consistent set of key risk limits for each material component of risk;

•	the cascading of key risk limits for material risks to each operating subsidiary and, where appropriate, risk accepting business units;

•	measuring, monitoring, managing and reporting risk positions and trends;

•	the use, subject to an understanding of its limitations, of the internal model to test strategic and tactical business decisions and to assess compliance with the risk appetite statement; and

•
stress and scenario testing, including reverse stress testing, designed to help us better understand and develop contingency plans for the likely effects of extreme events or combinations of events on capital adequacy and liquidity.

Risk Appetite Statement.  The risk appetite statement is a central component of the Group’s overall risk management framework and is approved by the Board. It sets out, at a high level, how we think about risk in the context of our business model, Group objectives and strategy. It sets out boundary conditions and limits for the level of risk we assume, together with a statement of the reward we aim to receive for this level of risk.

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
We divide risks into “core” and “non-core” risks. Core risks comprise those risks which are inherent in the operation of our business, including insurance risks in respect of our underwriting operations and market and liquidity risks in respect of our investment activity. We intentionally expose the Company to core risks with a view to generating shareholder value but seek to manage the resulting volatility in our earnings and financial condition within the limits defined by our risk appetite. However, these core risks are intrinsically difficult to measure and manage and we may not, therefore, be successful in this respect. All other risks, including regulatory and operational risks, are classified as non-core. We seek, to the extent we regard as reasonably practicable and economically viable, to avoid or minimize our exposure to non-core risks.
Key Risk Limits.  We use the term risk limit to mean the upper limit of our tolerance for exposure to a given risk. Key risk limits are a sub-set of risk limits and are subject to annual approval by the Board on the advice of the Risk Committee as part of the annual business planning process. If a risk exceeds key risk limits, the Group Chief Risk Officer is required to report the excess and management’s plans for dealing with it to the Risk Committee.

Business Distribution
Our business is produced principally through brokers and reinsurance intermediaries. The brokerage distribution channel provides us with access to an efficient, variable cost and global distribution system without the significant time and expense which would be incurred in creating wholly-owned distribution networks. The brokers and reinsurance intermediaries typically act in the interest of ceding clients or insurers and are instrumental to our continued relationship with our clients.
The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$367.2	29.4%	$321.3	27.4%	$298.2	26.3%
Marsh & McLennan Companies, Inc.	307.2	24.6	287.3	24.5	267.6	23.6
Willis Group Holdings, Ltd.	291.0	23.3	287.3	24.5	274.4	24.2
Others	283.5	22.7	276.9	23.6	293.7	25.9
Total	$1,248.9	100.0%	$1,172.8	100.0%	$1,133.9	100.0%

	Twelve Months Ended December 31, 2015		Twelve Months Ended December 31, 2014		Twelve Months Ended December 31, 2013
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$192.5	11.0%	$196.0	11.3%	$146.7	9.7%
Marsh & McLennan Companies, Inc.	155.1	8.9	151.9	8.8	130.4	8.6
Willis Group Holdings, Ltd.	142.7	8.2	110.8	6.4	107.1	7.1
Ryan Specialty	106.7	6.1	99.7	5.8	50.6	3.3
Brownstone Agency	92.7	5.3	95.8	5.5	94.7	6.2
Amwins	76.2	4.4	60.4	3.5	58.9	3.9
Miller Insurance Services, Ltd.	50.4	2.9	65.6	3.8	65.0	4.3
Jardine Lloyd Thompson Ltd.	49.4	2.8	54.6	3.2	51.1	3.4
CRC	42.7	2.4	33.2	1.9	31.1	2.1
Others	840.0	48.0	861.9	49.8	777.2	51.4
Total	$1,748.4	100.0%	$1,729.9	100.0%	$1,512.8	100.0%
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
The key responsibilities of our claims management departments are to:

•
process, manage and resolve reported insurance or reinsurance claims efficiently and accurately to ensure the proper application of intended coverage, reserving in a timely fashion for the probable ultimate cost of both indemnity and expense and make timely payments in the appropriate amount on those claims for which we are legally obligated to pay;

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
Reserves
Under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable insurance laws and regulations in the countries in which we operate, we are required to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The process of estimating these reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain. For a full discussion regarding our loss and loss expenses reserving process, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserving Approach” and Item 1A, “Risk Factors — Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves.”
  The following tables show an analysis of consolidated loss and loss expense reserve development, net and gross of reinsurance recoverables, as at December 31, 2015, 2014, 2013, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005. In determining net reserves, we estimate recoveries due under our proportional and excess of loss reinsurance programs. For proportional reinsurance we apply the appropriate cession percentages to estimate how much of the gross reserves will be collectable. For excess of loss recoveries, individual large losses are modeled through our reinsurance program. An assessment is also made of the collectability of reinsurance recoveries taking into account market data on the financial strength of each of the reinsurance companies.
The tables below do not present accident or policy year development data. Each table begins by showing the original year-end reserves recorded at the balance sheet date for each of the years presented. The re-estimated liabilities reflect additional information regarding claims incurred prior to the end of the preceding financial year. The cumulative redundancy or deficiencies represent cumulative differences between the original reserves and the currently re-estimated liabilities over all prior years. Annual changes in the estimates are reflected in the consolidated statement of operations and comprehensive income for each year. The lower sections of the tables show the portions of the original reserves that were paid (i.e., claims paid) as of the end of each subsequent year. This section of each table provides an indication of the portion of the re-estimated liability that is settled and is unlikely to develop in the future.
To facilitate an understanding of the information provided in the tables below, the following is an example using net loss reserves established as at December 31, 2008. It can be seen from the top section of the table that as at December 31, 2008 our estimate of loss reserves, net of reinsurance recoverables, was $2,787.0 million. The next section of the table shows that our current estimate of net unpaid loss reserves for events occurring on or before December 31, 2008 is $2,455.7 million. The cumulative favorable development from our initial estimate of $331.3 million was recognized over the course of the following seven calendar years 2009 - 2015. As at December 31, 2015, we paid $1,874.2 million towards settlement of $2,787.0 million of net loss reserves established as at December 31, 2008 and now believe we will ultimately pay $2,455.7 million for full settlement.

Analysis of Consolidated Loss and Loss Expense Reserve Development Net of Reinsurance Recoverables

	As at December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	($ in millions)
Estimated liability for unpaid losses and loss expenses, net of reinsurance recoverables	1,848.9	2,351.7	2,641.3	2,787.0	3,009.6	3,540.6	4,098.6	4,280.7	4,346.2	4,400.8	4,583.4
Liability re-estimate as of:
One year later	1,797.6	2,244.3	2,557.8	2,702.6	2,988.2	3,448.3	3,961.2	4,173.0	4,242.1	4,244.3
Two years later	1,778.8	2,153.1	2,536.0	2,662.5	2,937.6	3,363.5	3,799.3	4,102.6	4,119.6
Three years later	1,726.4	2,114.8	2,480.0	2,621.4	2,858.2	3,275.3	3,716.7	3,990.3
Four years later	1,687.2	2,066.4	2,405.3	2,546.9	2,771.6	3,217.6	3,617.7
Five years later	1,641.2	2,008.1	2,342.7	2,489.9	2,736.1	3,151.5
Six years later	1,608.2	1,964.2	2,291.7	2,486.0	2,694.7
Seven years later	1,575.9	1,951.2	2,287.4	2,455.7
Eight years later	1,578.2	1,943.4	2,274.1
Nine years later	1,570.5	1,925.7
Ten years later	1,553.5

Cumulative redundancy	295.4	426.0	367.2	331.3	314.9	389.1	480.9	290.4	226.6	156.5
Cumulative paid losses, net of reinsurance recoveries, as of:
One year later	332.4	585.1	534.2	677.0	550.3	712.9	835.7	912.3	995.6	966.6
Two years later	766.9	914.8	990.9	1,080.0	1,076.4	1,103.3	1,314.0	1,608.7	1,629.1
Three years later	1,014.6	1,208.3	1,215.8	1,453.9	1,342.5	1,403.6	1,775.0	1,970.3
Four years later	1,225.5	1,347.7	1,497.3	1,599.7	1,557.6	1,694.9	1,975.1
Five years later	1,313.4	1,547.2	1,600.0	1,722.7	1,750.4	1,833.5
Six years later	1,434.9	1,605.0	1,658.2	1,843.9	1,823.6
Seven years later	1,483.5	1,629.1	1,701.2	1,874.2
Eight years later	1,490.8	1,655.0	1,719.9
Nine years later	1,510.9	1,663.8
Ten years later	1,516.4

The cumulative paid losses table, net of reinsurance recoveries, has been represented to reallocate reinsurance recoveries across years.

Analysis of Consolidated Loss and Loss Expense Reserve Development Gross of Reinsurance Recoverables

	As at December 31,
	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
	($ in millions)
Estimated liability for unpaid losses and loss expenses	3,041.6	2,820.0	2,946.0	3,070.3	3,331.1	3,820.5	4,525.2	4,779.7	4,678.9	4,750.8	4,938.2
Liability re-estimate as of:
One year later	3,048.3	2,739.9	2,883.3	3,041.9	3,338.3	3,773.6	4,396.4	4,636.8	4,576.0	4,586.2
Two years later	3,027.6	2,634.6	2,896.1	3,011.3	3,330.4	3,689.5	4,187.6	4,568.7	4,438.7
Three years later	2,957.4	2,625.9	2,853.5	2,994.3	3,260.4	3,589.0	4,108.7	4,447.5
Four years later	2,943.6	2,589.0	2,792.3	2,938.2	3,164.5	3,540.2	4,006.5
Five years later	2,909.5	2,541.3	2,733.1	2,874.8	3,140.6	3,474.4
Six years later	2,886.0	2,497.3	2,679.2	2,873.1	3,096.8
Seven years later	2,854.8	2,481.5	2,677.0	2,844.4
Eight years later	2,854.9	2,474.1	2,665.9
Nine years later	2,847.6	2,458.1
Ten years later	2,832.1

Cumulative redundancy	209.5	361.9	280.1	225.9	234.3	346.1	518.7	332.2	240.2	164.6
 For additional information concerning our reserves, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data.”
Investments
The Investment Committee of the Board establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and our performance against our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio. They include limitations on the size of certain holdings as well as restrictions on purchasing certain types of securities. Management and the Investment Committee review our investment performance and assess credit and market risk concentrations and exposures to issuers.
We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2015, our investments consisted of a diversified portfolio of fixed income securities, global equities and money market funds. In keeping with our strategy of improving long term investment returns and in light of the ongoing low interest rate environment, in 2013 we invested in a $200.0 million BBB Emerging Market Debt portfolio, which is reported in corporate and foreign government securities and in 2014 we adjusted our asset allocation by increasing our equity exposures by $240.0 million, of which $80.0 million was invested in our global equity strategy and $160.0 million was invested in a minimum volatility equity portfolio.  In 2014, we maintained an 8.5% position in equities, a 1.0% position in BB Bank Loans, a 2.5% position in BBB Emerging Market Debt and 0.5% in risk asset portfolio cash.
In November 2015, we liquidated the majority of our BB Bank Loan portfolio and received net proceeds of $82.5 million.  Proceeds from the sales were reinvested into the BBB Emerging Market Debt portfolio. As at December 31, 2015, we had an 8.7% position in equities, a 3.5% position in BBB Emerging Market Debt and 0.4% in risk asset portfolio cash. As a result, our investments in equities, BBB Emerging Market Debt and risk portfolio cash consisted of approximately 12.6% of our Managed Portfolio (2014 — 12.5%).
For 2015, we engaged BlackRock Financial Management Inc., Alliance Capital Management L.P., Deutsche Investment Management Americas Inc., Pacific Investment Management Company LLC, Goldman Sachs Asset Management L.P. and Conning Asset Management Limited to provide investment advisory and management services for our portfolio of fixed income and equity investments. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.
The total return of our investable assets, defined as the total of total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased, for the twelve months ended December 31, 2015 was 1.1% (2014 — 3.1%). Total return is calculated based on total net investment return, including interest on cash equivalents and any change in unrealized gains/losses on our investments, divided by the average market value of our investable assets during the twelve months ended December 31, 2015.
Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks.
As at December 31, 2015, we had $756.3 million remaining in our interest rate swaps program to mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. In 2015, $195.0 million of interest rate swaps matured. We decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made in 2014 after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of further interest rate rises by the Federal Reserve. We have a further $500.0 million of interest rate swaps rolling off in the first quarter of 2016. The interest rate swaps reduce the fixed income portfolio duration by 0.08 years. As at December 31, 2015, the fixed income portfolio duration was 3.57 years including the impact of the interest rate swaps and 3.65 years excluding the impact of the interest rate swaps. As at December 31, 2014, the fixed income portfolio duration was 3.50 years excluding the impact of the interest rate swaps and 3.29 years including the impact of the interest rate swaps. As of December 31, 2015, the fixed income portfolio book yield was 2.59% compared to 2.65% as of December 31, 2014.
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
BB Securities.  In September 2012, we established a bespoke portfolio to invest in BB High Yield Bonds and in October 2012 amended the portfolio guidelines to allow investment in BB Bank Loans. In May 2014, we sold our BB High Yield Bonds portfolio for net proceeds of $25.1 million. In the fourth quarter of 2015, we liquidated the majority of our BB Bank Loans portfolio and received net proceeds of $82.5 million. Proceeds from the sales were reinvested into the BBB Emerging Market Debt portfolio.
Emerging Market Debt Portfolio. In August 2013, we invested in a $200.0 million BBB Emerging Market Debt portfolio, which is reported below in corporate and foreign government securities.  In 2015 the proceeds from the sale of our BB Bank Loans were reinvested into the BBB Emerging Market Debt portfolio.
The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at December 31, 2015 and 2014:

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,113.9	$13.0	$(3.8)	$1,123.1
U.S. Agency	154.5	4.3	(0.1)	158.7
Municipal	25.0	1.6	—	26.6
Corporate	2,626.2	49.5	(15.1)	2,660.6
Non-U.S. Government-backed Corporate	81.6	0.6	(0.1)	82.1
Foreign Government	634.6	10.5	(0.9)	644.2
Asset-backed	75.4	0.9	(0.3)	76.0
Non-agency Commercial Mortgage-backed	25.5	1.2	—	26.7
Agency Mortgage-backed	1,130.8	27.6	(5.3)	1,153.1
Total Fixed Income Securities — Available for Sale	5,867.5	109.2	(25.6)	5,951.1
Total Short-term Investments — Available for Sale	162.9	—	—	162.9
Total	$6,030.4	$109.2	$(25.6)	$6,114.0

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$1,074.2	$21.5	$(1.3)	$1,094.4
U.S. Agency	190.0	7.5	(0.1)	197.4
Municipal	29.1	2.4	—	31.5
Corporate	2,244.7	79.9	(5.2)	2,319.4
Non-U.S. Government-backed Corporate	76.8	1.2	—	78.0
Foreign Government	648.6	17.3	(0.2)	665.7
Asset-backed	141.3	2.4	(0.2)	143.5
Non-agency Commercial Mortgage-backed	41.5	3.3	—	44.8
Agency Mortgage-backed	1,016.7	40.8	(2.2)	1,055.3
Total Fixed Income Securities — Available for Sale	5,462.9	176.3	(9.2)	5,630.0
Total Short-term Investments — Available for Sale	258.2	0.1	—	258.3
Total Equity Securities — Available for Sale	82.6	27.3	—	109.9
Total	$5,803.7	$203.7	$(9.2)	$5,998.2
The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments and equity securities as at December 31, 2015 and 2014:

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Government	$27.4	$—	$(0.1)	$27.3
Municipal	0.5	—	—	0.5
Corporate	561.9	5.9	(9.6)	558.2
Foreign Government	181.5	1.7	(3.7)	179.5
Asset-backed	20.7	—	(0.2)	20.5
Bank Loans	2.2	—	(0.2)	2.0
Total Fixed Income Securities — Trading	794.2	7.6	(13.8)	788.0
Total Short-term Investments — Trading	9.5	—	—	9.5
Total Equity Securities — Trading	722.5	57.3	(43.4)	736.4
Total Catastrophe Bonds — Trading	55.2	0.3	(0.1)	55.4
Total	$1,581.4	$65.2	$(57.3)	$1,589.3

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. Agency	$0.2	$—	$—	$0.2
Municipal	1.1	—	—	1.1
Corporate	520.9	11.7	(2.8)	529.8
Foreign Government	137.3	4.3	(1.5)	140.1
Asset-backed	14.6	0.1	—	14.7
Bank Loans	86.8	—	(1.7)	85.1
Total Fixed Income Securities — Trading	760.9	16.1	(6.0)	771.0
Total Short-term Investments — Trading	0.2	—	—	0.2
Total Equity Securities — Trading	585.2	55.5	(24.7)	616.0
Catastrophe Bonds — Trading	34.4	0.4	—	34.8
Total	$1,380.7	$72.0	$(30.7)	$1,422.0

Gross Unrealized Losses. As at December 31, 2015, we held 793 available for sale fixed income securities (December 31, 2014 — 428 fixed income securities) in an unrealized loss position with a fair value of $2,562.1 million (2014 — $1,213.3 million) and gross unrealized losses of $25.6 million (2014 — $9.2 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.
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
Equity Securities.  Equity securities are comprised of U.S. and foreign equity securities and are classified as trading. The portfolio invests in global equity securities. As at December 31, 2015, we held $736.4 million of equities in our trading portfolio.
Catastrophe Bonds. Catastrophe bonds are variable rate fixed income investments with redemption values adjusted based on the occurrence of a covered event usually windstorms and earthquakes.
Interest Rate Swaps.  As at December 31, 2015, we held fixed for floating interest rate swaps with a total notional amount of $756.3 million (2014 — $951.3 million) that are due to mature between January 20, 2016 and November 9, 2020. The interest rate swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.
For additional information concerning our investments, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 6 of our consolidated financial statements, “Investments,” and Note 8 of our consolidated financial statements, “Fair Value Measurements.”
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
In our reinsurance segment, we compete principally with Arch Capital Group Ltd., Axis Capital Holdings Limited, Endurance Specialty Holdings Ltd., Everest Re Group Limited, Lancashire Holdings Limited, PartnerRe Ltd., Renaissance Re Holdings Ltd., Validus Holdings Ltd., XL Group plc and various Lloyd’s syndicates.
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

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of (re)insurance companies and are important to our ability to market and sell our products and services. Rating organizations continually review the financial positions of insurers, including us. As of February 15, 2015 and February 15, 2016, our Operating Subsidiaries were rated as follows:

Aspen U.K.:
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Stable) (seventh highest of twenty-three levels)
Moody’s	A2 (sixth highest of twenty-one levels)
Aspen Bermuda:
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Stable) (seventh highest of twenty-three levels)
Moody’s	A2 (sixth highest of twenty-one levels)
Aspen Specialty:
A.M. Best	A (Excellent) (third highest of fifteen levels)
AAIC:
A.M. Best	A (Excellent) (third highest of fifteen levels)
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
Employees
As of December 31, 2015, we employed 1,121 persons through the Company and our subsidiaries, Aspen Bermuda, Aspen U.K. Services and Aspen U.S. Services, none of whom was represented by a labor union.
As at December 31, 2015 and 2014, our employees were located in the following countries:

Country	As at December 31, 2015	As at December 31, 2014
United Kingdom	579	527
United States	412	353
Bermuda	52	48
Switzerland	37	36
Singapore	19	15
Ireland	12	11
France	5	5
Germany	3	3
Australia	2	0
Total	1,121	998

Regulatory Matters
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another.
The discussion below summarizes the material laws and regulations applicable to our Operating Subsidiaries, as well as where relevant Peregrine and Silverton. Our Operating Subsidiaries have met or exceeded the solvency margins and ratios applicable to them.
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
Group Financial Statements and Returns. The duties and obligations related to the financial condition of the insurance group requires that every insurance group prepare (a) annual consolidated financial statements of the parent company of the group, (b) annual statutory financial statements of the parent company of the group, (c) annual statutory financial return and (d) a group capital and solvency return, all of which must be submitted to the BMA by the designated insurer within five months after its financial year ends (unless specifically extended). For financial years after January 1, 2016, the Group Rules also include the requirement to submit an Economic Balance Sheet, and for insurance groups to prepare and publish a Financial Condition Report (“FCR”). Among other things, the FCR must provide details of measures governing business operations, the corporate governance framework, solvency and the financial performance of an insurance group. The FCR is to be publicly disclosed and is intended to provide additional information to the public in relation to the group’s business model.
The group statutory financial return must include, among other things, a report of the approved group auditor, an opinion of an approved group actuary, an insurance group business solvency certificate, particulars of ceded reinsurance comprising the top ten unaffiliated reinsurers for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group’s statutory capital and surplus, particulars of qualifying members, a list of non-insurance financial regulated entities owned by the group and details of all adjustments applied to the group financial statements to produce the statutory financial statements in the form of a reconciliation of amounts reported as total assets, total liabilities, net income and total statutory capital and surplus.
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
For the financial year ending December 31, 2015, Aspen Holdings was required to maintain available group capital and surplus at a level equal to or exceeding 70% of the Group Enhanced Capital Requirement (“ECR”) and this requirement will increase by increments of 10% in each of the following years until 100% ECR is required for the 2018 financial year. An insurance group’s ECR is to be calculated at the end of its relevant year by reference to either the BSCR Model or a BMA approved group internal capital model. For the financial year ending December 31, 2015, Aspen Holdings has relied on the BSCR model.
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
The Insurance Act requires every insurer, such as Aspen Bermuda, to appoint and maintain a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for ensuring that the annual Statutory Financial Return and Capital and Solvency Return for the insurer are filed. The principal representative is also responsible for notifying the BMA where the principal representative believes there is a likelihood of Aspen Bermuda becoming insolvent or that a reportable “event” under the Insurance Act has, to the principal representative’s knowledge, occurred or is believed to have occurred.
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
Supervision, Investigation and Intervention.  The BMA may appoint an inspector with extensive powers to investigate the affairs of an insurer, such as Aspen Bermuda, if it believes that such an investigation is in the best interests of its policyholders or persons who may become policyholders. In order to verify or supplement information otherwise provided to the BMA, the BMA may direct an insurer to produce documents or information relating to matters connected with its business. If it appears to the BMA that there is a risk of an insurer becoming insolvent, or being in breach of the Insurance Act, or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct the insurer: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a controller or officer; and/or (ix) to file a petition for the winding up of the insurer.
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
Annual Financial Statements, Annual Statutory Financial Return and Annual Capital and Solvency Return. As prescribed by the Insurance Act, Aspen Bermuda, a Class 4 insurer, must prepare and file with the BMA a statutory financial return which includes, among other items, a report of the approved independent auditor on the statutory financial statements, a general business solvency certificate, the statutory financial statements, the opinion of the loss reserve specialist, a schedule of reinsurance ceded and a statutory declaration of compliance. Class 4 insurers are also required to file audited U.S. GAAP annual financial statements, which are made available to the public. For financial years after January 1, 2016, commercial insurers will also be required to submit an Economic Balance Sheet and need to prepare an FCR providing details of, among other things, measures governing the business operations, corporate governance framework, solvency and financial performance of the insurer. Where the commercial insurer is part of an insurance group, as Group Supervisor, the BMA may waive the submission of the legal entity FCR and may require the submission of the group FCR which must clearly include information specific to the insurer. Aspen Bermuda has requested a waiver for the submission of the legal entity FCR for the financial year ending December 31, 2015.
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
As a Class 4 Insurer, Aspen Bermuda is also required to meet a minimum margin of solvency, which is the minimum amount by which the value of the general business assets of the insurer must exceed its general business liabilities, being equal to the greater of:
(a) $100,000,000; or
(b) 50% of net premiums written (being gross premiums written less any premiums ceded by the insurer, but the insurer may not deduct more than 25% of gross premiums when computing net premiums written) in its current financial year; or
(c) 15% of net losses and loss expense reserves; or
(d) 25% of the ECR.
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
The BMA completed a prudential review of Aspen Bermuda in late November 2015. No material issues were identified.
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
Change of Controller and Officer Notifications.  Under the Insurance Act, each shareholder or prospective shareholder will be responsible for notifying the BMA in writing of his becoming or ceasing to be a shareholder controller, directly or indirectly, of 10%, 20%, 33% or 50% of Aspen Holdings and ultimately Aspen Bermuda, Peregrine and Silverton within 45 days of such a change. The BMA may serve a notice of objection on any shareholder controller of Aspen Bermuda, Peregrine and Silverton if it appears to the BMA that the person is no longer fit and proper to be such a controller. Aspen Bermuda is required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller, a controller being a managing director, chief executive or other person in accordance with whose directions or instructions the directors of Aspen Bermuda are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda. Peregrine and Silverton are required to file with the annual statutory financial statements a list of every person who has become or ceased to be a shareholder controller or director during the financial year.
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
The Bermuda Insurance Code of Conduct. All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct (the “Bermuda Insurance Code”) effective July 1, 2010, as amended in July 2015.
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
Supervision.  The PRA’s most recent review of Aspen U.K. was in December 2014 when they undertook their Periodic Summary Meeting. The FCA conducted a review of Aspen U.K. in February 2015. No material issues were raised as a result of these reviews and for the small number of areas where additional work was requested this has subsequently been completed.
Restrictions on Dividend Payments.  The company law of England and Wales prohibits Aspen U.K., AMAL or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory rules impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each emerging insurance company within its jurisdiction to maintain its solvency margin at all times. On October 21, 2013, and in line with common market practice for regulated institutions, the PRA requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K.
Solvency Requirements. Under the Solvency I regime, which was in effect until December 31, 2015, Aspen U.K. was required to maintain a margin of solvency at all times, the calculation of which depended on the type and amount of insurance business written. The method of calculation of the solvency margin (or “capital resources requirement”) was set out in the PRA’s Prudential Sourcebook for Insurers, and for these purposes, all assets and liabilities were subject to specific valuation rules.
In addition to its required minimum solvency margin, each insurance company was required to calculate an ECR, which is a measure of the capital resources a firm may need to hold, based on risk-sensitive calculations applied to a company’s business profile which includes capital charges based on assets, claims and premiums. An insurer was also required to maintain financial resources which were adequate, both as to amount and quality, to ensure that there was no significant risk that its liabilities cannot be met as they fall due. This process is called the Individual Capital Assessment (“ICA”). As part of the ICA, the insurer was required to take comprehensive risk factors into account, including market, credit, operational, liquidity and group risks, and to carry out stress and scenario tests to identify an appropriate range of realistic adverse scenarios in which the risk crystallizes and to estimate the financial resources needed in each of the circumstances and events identified. The PRA could give individual capital guidance to (re)insurers following receipt of ICAs. If the PRA considered that there were insufficient capital resources, it could give guidance advising the insurer of the amount and quality of capital resources it considered necessary for that insurer.
Under the Solvency I regime, an insurer that was part of a group was also required to perform and submit to the PRA a solvency margin calculation return in respect of its ultimate parent undertaking in accordance with the PRA’s rules. This return was not part of an insurer’s own solvency return and was not publicly available. Although there was no requirement for the parent undertaking solvency calculation to show a positive result where the ultimate parent undertaking was outside the EEA, the PRA could take action where it considered that the solvency of the U.K. insurance company was or could be jeopardized due to the group solvency position. Further, an insurer was required to report in its annual returns to the PRA all material related party transactions (e.g., intra-group reinsurance whose value was more than 5% of the insurer’s general insurance business amount).
An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II (the “Solvency II Directive”), was adopted by the European Parliament in April 2009 and implemented on January 1, 2016. Under the new Solvency II regime, an insurer has the option of seeking the approval of a full or partial internal model from its regulator or to use a standard formula to calculate its capital requirements. On December 5, 2015, Aspen U.K. received confirmation that its application to use its Internal Model to calculate its Solvency Capital Requirement (“SCR”) for Aspen U.K. and Aspen European was approved by the PRA and that, effective January 1, 2016, the Internal Model must be used to calculate the SCR. Aspen U.K. is required to ensure that the Internal Model operates properly on a continuous basis and that it continues to comply with the Solvency Capital Requirements - Internal Models as set out in the PRA rulebook and Solvency II Delegated Acts. If Aspen U.K. fails to comply with these requirements, the PRA may revoke Aspen U.K.’s approval to use the Internal Model. Aspen U.K. must maintain the ability to calculate its SCR using the Standard Formula as prescribed by EIOPA in the Solvency II Directive. Aspen U.K. is required to maintain a minimum margin of solvency equivalent to its SCR at all times, the calculation of which depends on the type and amount of insurance business written. The financial resources maintained in support of the SCR must be adequate, both as to amount and quality, to ensure that there is no significant risk that its liabilities cannot be met as they fall due. If the PRA considers that there are insufficient capital resources, it can give guidance advising the insurer of the amount and quality of capital resources it considers necessary for that insurer.
Under the Solvency II regime, solvency requirements will apply to both Aspen U.K. and Aspen European. In addition, until legal equivalence has been confirmed for Bermuda, additional disclosures in relation to the risk and solvency of the ultimate holding company must be provided to the PRA. This is expected to be an interim arrangement given that the European Commission published delegated acts granting Bermuda full equivalence under the Solvency II regime in November 2015. For more information regarding the risks associated with Solvency II, please refer to Item 1A, “Risk Factors.”
Under both the Solvency I and Solvency II regimes, Aspen U.K. is also required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance branch in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements.
European Sub-Group U.K. and Branch Financial Statements and Returns. Under the Solvency I regime, AIUK was required to submit an annual PRA return which is subject to review by its auditors. As a consequence of the EU Insurance Groups Directive (“IGD”) a group capital adequacy calculation was also performed at the ultimate EEA parent undertaking level, Aspen European, and the ultimate insurance parent undertaking, AIHL. As noted above, every three years AIUK was also required to submit to the PRA an assessment of its own capital needs through an Individual Capital Adequacy assessment (“ICA”). The Solvency I regime applied until January 1, 2016 when it was replaced by Solvency II.
In order to prepare for Solvency II, the PRA required some Solvency II information from insurers, including AIUK, during 2015. This included a sub-set of the Quantitative Reporting Templates (“QRTs”) that are required under the full Solvency II regime and some narrative information concerning system of governance, capital management and valuation of assets and liabilities.
Under the full Solvency II regime, effective January 1, 2016, AIUK and the ultimate EEA parent undertaking, Aspen European, will be required to disclose to the PRA quarterly and annual QRTs and, at least every three years, a narrative Regular Supervisory Report (“RSR”). Both of these are submitted directly to the regulator. The QRTs report on a mixture of quantitative information on a Solvency II and local GAAP basis, which includes among others, the Balance Sheet and own funds, Solvency II capital position, invested assets, premiums, claims and technical provisions, reinsurance and group specific information. The RSR includes both qualitative and quantitative information and is more forward looking. In addition AIUK will complete a set of annual National Specific Templates (“NSTs”) required by the PRA which are applicable to solo firms only. An annual Solvency and Financial Condition report (“SFCR”), which is a public document, will be completed for AIUK and Aspen European in a single combined report and will include a mixture of narrative information and a sub-set of the QRTs. Similarly an annual Own Risk and  Solvency Assessment  (“ORSA”) will be completed for AIUK and Aspen European in a single combined report.  The ORSA process for AIUK covers the Solvency of the European sub-group since Aspen European does not have any material risks (beyond those faced by AIUK). The combined report approach for the SFCR and ORSA has been granted via a dispensation from the PRA. The PRA is currently consulting on which aspects of the SFCR will be subject to review by auditors.
There are additional returns required by local regulators for Aspen U.K.’s branches in Australia, Canada and Singapore and its insurance Branch in Zurich.
Change of Control.  The PRA and the FCA regulate the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under the Financial Services and Markets Act 2000 (“FSMA”). Any company or individual that (together with any person with whom it or he is “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares of the Company would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the PRA and the FCA of his intention to do so. The PRA and the FCA would then have upwards of sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen

U.K. or AMAL (as relevant) by the PRA and the FCA. Failure to make the relevant prior application would constitute criminal offense. A person who is already deemed to have “control” will require prior approval of the PRA and the FCA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.
Aspen U.K. is in the process of finalizing its preparation for Solvency II compliance and applied for Internal Model approval in 2015. As a result of Solvency II E.U. Subgroup supervision requirements, we restructured our European Subgroup and created a new U.K. intermediate holding company, Aspen European Holdings Limited. We obtained PRA permission to transfer Aspen U.K., previously a subsidiary of Aspen U.K. Holdings, as the sole subsidiary of Aspen European Holdings Limited, and completed the transfer in February 2015. The other subsidiaries of Aspen U.K. Holdings were not transferred as part of this change, and therefore are not subject to Solvency II E.U. Subgroup supervision rules. The Solvency II E.U. Subgroup supervision requirements will only apply to Aspen European Holdings Limited and its sole subsidiary, Aspen U.K.
PRA, FCA and Bank of England Powers Over Unregulated Parent Companies. A feature of regulation of U.K. insurance companies was introduced in April 2013 when the Financial Services Act 2012 came into effect. This created additional powers for the FCA, PRA and the Bank of England to impose requirements on U.K. parent companies, such as Aspen European, of certain regulated firms. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the new powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. How the FCA, PRA and Bank of England will exercise these powers over unregulated holding companies remains uncertain but the FCA, PRA and Bank of England have indicated that they will be used rarely and only where the other regulatory tools available are ineffective.
Senior Insurance Managers Regime. As part of the implementing measures of Solvency II, Aspen U.K. and AMAL responded to the requirements of the Senior Insurance Managers Regime, the key requirements of which were to have governance maps in place by December 31, 2015 detailing the positions of senior personnel and key functions. The governance maps will be used by the PRA and FCA in its supervision of Aspen U.K. and AMAL.
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
Supervision.  Currently, the PRA assumes regulatory authority for prudential regulation of the Swiss reinsurance branch, while FINMA assumes regulatory authority over the insurance branch. FINMA conducted a review of the Swiss insurance branch of Aspen U.K. in January 2015. No material issues were identified.
Singapore
General.  On June 23, 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a reinsurance branch in Singapore. The activities of the Singapore branch are regulated by the MAS pursuant to The Insurance Act of Singapore. Aspen U.K. is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and in that capacity is separately regulated by ACRA pursuant to The Companies Act of Singapore. AMAL set up a subsidiary company, Aspen Singapore Pte. Ltd. (“ASPL”), to access insurance business in Singapore and regulatory approval for ASPL to act as an intermediary was received from the MAS on December 21, 2015. ASPL was incorporated by ACRA on December 22, 2015 as a local company regulated by the Companies Act of Singapore.
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
Supervision.  APRA undertook a review of Aspen U.K.’s Australian branch in September 2015. No material issues were identified.
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

Dubai

General. AUSSL has established a branch in Dubai through which it intends to place reinsurance business into Aspen U.K. The Dubai Financial Services Authority confirmed its approval of the branch on November 15, 2015.
Lloyd’s Regulation
General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is a Lloyd’s corporate member. Our Lloyd’s operations are authorized by the PRA and regulated by the FCA and the PRA. AMAL received FSA (predecessor to the PRA and FCA) authorization on March 28, 2008. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. AMAL received authorization from Lloyd’s for Syndicate 4711 on April 4, 2008. The PRA and the FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K. Lloyd’s market is authorized by the PRA and regulated by both the PRA and the FCA and is required to implement certain rules prescribed by the PRA and the FCA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and the FCA directly monitors Lloyd’s managing agents’ compliance with their own regulatory requirements. If it appears to the PRA or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, they may intervene in accordance with their powers under the FSMA. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s bye-laws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AMAL and their respective directors, are subject to the Lloyd’s supervisory regime.
Supervision.  AMAL was in scope for the PRA Periodic Summary Meeting performed in December 2014 and the FCA visit in February 2015. No material issues were raised as a result of these reviews and for the small number of areas where additional work was requested this has subsequently been completed.
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
If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2016 underwriting year is $745.8 million (2015 underwriting year — $701.1 million). Above this level, it requires consent of members voting at a general meeting.
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
Aspen U.K. is not licensed in any state in the U.S., however it is an alien insurer eligible to write surplus lines business in all 50 U.S. States and the District of Columbia based on its listing in the Quarterly Listing of the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As noted above, we participate in the Lloyd’s market through our ownership of AMAL and AUL; AMAL is the managing agent for Syndicate 4711, and AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Syndicate 4711 also appears on the IID. As of December 31, 2015, Aspen U.K.’s and Syndicate 4711’s surplus lines trust funds were $188.5 million.
Following the enactment of the Non-Admitted and Reinsurance Reform Act (the “NRRA”), which took effect on July 22, 2011 as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), no U.S. state can prohibit a surplus lines broker from placing business with a non-admitted insurer domiciled outside the U.S., such as Aspen U.K., that appears on the IID. IID filing and eligibility requirements were amended in February 2012 and, among other changes, beginning January 1, 2013, IID listed insurers are required to report and continually maintain a capital and/or surplus amount of $45 million. As a matter of U.S. federal law, this means that Aspen U.K. should be surplus lines eligible in every U.S. state, even in states where Aspen U.K. had not previously been an eligible surplus lines insurer. Some states have developed eligibility standards and filing requirements separate from the IID listing, and our satisfaction of this additional listing or filing requirement is necessary to maintain our eligibility and acceptance by surplus lines brokers in those states.

Aspen Specialty and Aspen U.K. are subject to limited state insurance regulations in states where they are surplus lines eligible. Specifically, rate and form regulations otherwise applicable to authorized insurers generally do not apply to Aspen Specialty and Aspen U.K.’s surplus lines transactions. In addition, because Aspen U.K. is not licensed under the laws of any U.S. state, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to authorized insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. may be subject to federal and state incidental regulations in areas such as those pertaining to federal reporting related to terrorism coverage and post-disaster emergency orders, such as the post-Sandy moratorium on non-renewals and cancellations and mandatory mediation requirements in New York and New Jersey. We monitor federal and state regulations and directives and comply as necessary for all affected subsidiaries.
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
Aspen Re America is a Delaware corporation and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. ARA - CA is a California limited liability company and is licensed as a California reinsurance intermediary. Aspen Re America and ARA - CA both act as intermediaries for Aspen U.K. and do not currently serve as intermediaries for non-Aspen third parties or market directly to the public. Additionally, Aspen Re America has been approved by Lloyd’s as a service company for the purpose of accessing certain Latin American reinsurance business for AMAL only.
Aspen U.S. Services is a Delaware corporation that provides administrative and technical services to our U.S. entities, primarily from our Rocky Hill, Connecticut office. It is authorized to do business in the various states where we have physical offices. No filings are required with state insurance departments.
U.S. Insurance Holding Company Regulation.  Aspen U.S. Holdings is a Delaware corporation and is the direct holding company parent of all of the above U.S. entities. Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota and AAIC and its affiliates are subject to the insurance holding company laws of Texas. The holding company laws require that each insurance company within the holding company system furnish annual information about certain transactions with affiliated companies. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty or AAIC, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance for Aspen Specialty or the Texas Commissioner of Insurance for AAIC.
The NAIC recently adopted amendments to the model holding company law and regulations (the “Model HCA Amendments”) and also adopted two new model acts that expand the scope of regulatory oversight of and required reporting by insurers based in the U.S. The Model HCA Amendments include the following new requirements: (i) annual submission of an enterprise risk report by the domestic insurer’s ultimate controlling person identifying the material risks within the insurance holding company system that could pose enterprise risk to such insurer; and (ii) prior notice of the proposed divestiture of a controlling interest in a domestic insurer. Both Texas and North Dakota adopted substantially similar versions of the Model HCA Amendments which require that we file an enterprise risk report in 2016. The NAIC Own Risk and Solvency Assessment Model Act (the “ORSA Model Act”) requires submission of annual high-level summaries of an insurer’s confidential internal assessment of the material and relevant risks associated with the insurer’s business plan, as well as the sufficiency of its capital resources to support these risks. Texas and North Dakota enacted substantially similar versions of the ORSA Model Act in 2015 that require that we file a summary report of our own risk and solvency assessment in 2016. The NAIC Corporate Governance Annual Disclosure Model Act and supporting Model Regulation (the “Corporate Governance Annual Disclosure”) requires U.S. insurers to provide a detailed narrative describing their governance practices to their lead state or domestic regulator by June 1st of each year. Texas and North Dakota have not enacted the Corporate Governance Annual Disclosure but may do so in the future.
Change of Control.  Before a person can acquire control of a U.S. domestic insurer or its holding company, prior written approval must be obtained from the insurance commissioner of the state where the insurer is domiciled. Prior to granting approval of an application to acquire control of a domestic insurer or its holding company, the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquirer, the integrity and management of the acquirer’s Board of Directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control, including through transactions, and in particular unsolicited transactions, that some or all of our shareholders might consider to be desirable.

State Insurance Regulation.  State insurance authorities have broad authority to regulate admitted insurance business, including licensing, admitted assets, capital and surplus, regulating unfair trade and claims practices, establishing reserve requirements or solvency standards, filing of rates and forms and regulating investments and dividends.
AAIC and Aspen Specialty prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance laws and regulations require Aspen Specialty and AAIC to file statutory financial statements with insurance departments in every state where they are licensed. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies licensed in their states. Coordinated financial examinations are generally carried out every five years by the insurance departments of the domiciliary states under guidelines promulgated by the NAIC. In 2014, AAIC and ASIC completed Texas and North Dakota financial examinations for the five-year period ending December 31, 2012 with no material issues identified.
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
State Dividend Limitations.  Under North Dakota and Texas law, respectively, Aspen Specialty and AAIC may only pay dividends out of earned surplus as distinguished from contributed surplus. In addition, under Texas law, AAIC’s policyholder surplus after payment of a dividend shall be an amount reasonable in relation to AAIC’s outstanding liabilities and adequate to AAIC’s financial needs.
In addition, the ability of Aspen Specialty or AAIC to declare extraordinary dividends is subject to prior approval of the applicable state insurance regulator. North Dakota and Texas define an extraordinary dividend as a dividend that exceeds, together with all dividends declared or distributed by the insurer within the preceding twelve months, the greater of:

•	10% of its policyholders surplus as of the 31st day of December of the preceding calendar year; or

•	the statutory net income, not including realized capital gains for the preceding calendar year.
Aspen U.S. Holdings must also meet its own dividend eligibility requirements under Delaware corporate law in order to distribute any dividends received from Aspen Specialty and AAIC. In particular, any dividend paid by Aspen U.S. Holdings must be declared out of surplus or net profits.
The dividend limitations imposed by North Dakota and Texas insurance laws are based on the financial results of Aspen Specialty and AAIC determined by using SAP accounting practices, which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. Since under both North Dakota and Texas law insurance companies may only pay dividends out of earned surplus as distinguished from contributed surplus, neither Aspen Specialty nor AAIC could pay a dividend as of December 31, 2015.
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

Guaranty Funds and Residual Market Mechanisms.  Licensed and admitted U.S. insurers such as Aspen Specialty and AAIC are required to participate in various state residual market mechanisms whose goal is to provide affordability and availability of insurance to those consumers who may not otherwise be able to obtain insurance, including, for example catastrophe insurance in high-risk areas. The mechanics of how each state’s residual markets operate may differ, but generally, risks are either assigned to various private carriers or the state manages the risk through a pooling arrangement. If losses exceed the funds the pool has available to pay those losses, the pools have the ability to assess insurers to provide additional funds to the pool. The amounts of the assessment for each company are normally based upon the proportion of each insurer’s (and in some cases the insurer’s and its affiliates’) written premium for coverages similar to those provided by the pool, and are frequently uncapped. State guaranty associations also have the ability to assess licensed U.S. insurers in order to provide funds for payment of losses for insurers which have become insolvent. In many cases, but not all, assessed insurers may recoup the amount of these guaranty fund and state pool assessments through premium rates, premium tax credits or policy surcharges.
Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to engage in the business of insurance in the U.S. although, as stated above, Aspen U.K. and Syndicate 4711, due to their inclusion in the NAIC Quarterly Listing of Alien Insurers, are eligible to write surplus lines business as an alien, non-admitted insurer in 50 U.S. states, the District of Columbia and other NAIC jurisdictions such as Puerto Rico in accordance with the Dodd-Frank Act. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers. We do not intend that Aspen Bermuda maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. Aspen U.K. does not maintain an office in the U.S. but it reinsures U.S. primary risk as an alien accredited/trusteed reinsurer in 50 U.S. states and the District of Columbia and, as noted above, writes excess and surplus lines business as an eligible, but non-admitted, alien surplus lines insurer. It accepts business only through U.S. licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various U.S. states governing “credit for reinsurance” laws imposed on ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited or approved by the jurisdiction or state in which the reinsurer files statutory financial statements is permitted to reflect in its statutory financial statements a credit in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. However, cedants are permitted to take a credit to statutory surplus resulting from reinsurance obtained from a non-licensed or non-accredited reinsurer only to the extent that the reinsurer provides a letter of credit, trust account or other acceptable security arrangement.
For its U.S. reinsurance activities, Aspen U.K. has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen U.K. to post contract-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities collateralized under this arrangement. The total market value of assets in the Aspen U.K. multi-beneficiary trust were $1,334.9 million at December 31, 2015 and $1,322.5 million at December 31, 2014. For its U.S. reinsurance activities, Aspen Bermuda has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen Bermuda to post contract specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s U.S. reinsurance liabilities collateralized under this arrangement. At December 31, 2015, the total assets held in the U.S. trust fund and other assets available to secure against the U.S. trust fund’s liabilities were $1,211.3 million (2014 —$1,027.5 million).
As a result of the Dodd-Frank Act, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other NAIC jurisdictions in which a ceding insurer is licensed will no longer be able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. In 2011, the NAIC adopted revisions to its Credit for Reinsurance Model Law and Model Regulation (the “Amended Credit for Reinsurance Model Act”). The Amended Credit for Reinsurance Model Act has been adopted in at least 32 states, including North Dakota where the new law will take effect on January 1, 2016. In those states that have adopted the Amended Credit for Reinsurance Model Act, qualifying non-admitted reinsurers domiciled in “qualified jurisdictions” who meet certain minimum rating and capital requirements would, upon application to and approval by the state Insurance Departments, be permitted to post less than the 100% collateral currently required with respect to a cedant domiciled in that state. Bermuda is among the approved “qualified jurisdictions” which allows U.S. states that have adopted the Amended Credit for Reinsurance Model Act to implement reduced collateral requirements with respect to reinsurers domiciled in Bermuda, such as Aspen Bermuda. Aspen Bermuda has obtained approval to post reduced collateral in Florida and New York (i.e., 20% versus 100%), and we anticipate obtaining similar approval in North Dakota with effect as of January 1, 2016.We will continue to monitor developments in collateral reduction with a view to seeking approval to post reduced collateral in other relevant states over time.
Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S. Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes quarterly trust returns to the New York Department of Financial Services with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. As of December 31, 2015, Syndicate 4711 had $69.4 million held in trust for its surplus lines and $42.1 million held in trust for its reinsurance business.

Item 1A.	Risk Factors
You should carefully consider the following risk factors and all other information set forth in this report, including our consolidated financial statements and the notes thereto. Any of the risks described below could materially and adversely affect our business, operating results or financial condition and could cause the trading price of our securities to decline significantly. The risk factors described below could also cause our actual results to differ materially from those in the forward-looking and other statements contained in this report and other documents that we file with the United States Securities and Exchange Commission (the “SEC”). The risks and uncertainties described below are not the only ones we face. However, these are the risks we believe to be material as of the date of this report. Additional risks not presently known to us or that we currently deem immaterial may also impair our future business or operating results.
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
We set out below the risks we have identified. For this purpose, we divide risks into core and non-core risks as further described above under Item 1, “Business - Risk Management - Risk Management Strategy.” We classify insurance risk and market risk in pursuance of our underwriting and investment strategies as core risks. We intentionally expose the Company to core risks with a view to generating shareholder value but seek to manage the resulting volatility in our earnings and financial condition within the limits defined by our risk appetite. However, these core risks are intrinsically difficult to measure and manage and therefore we may not be successful in doing so. We seek, to the extent we regard as reasonably practicable and economically viable, to avoid or minimize our exposure to non-core risks.
Insurance Risks
Our financial condition and operating results may be adversely affected by the occurrence of natural catastrophic events.
As part of our insurance and reinsurance operations, we assume substantial exposure to losses resulting from natural catastrophic events. Catastrophes can be caused by various unpredictable events, including, but not limited to, severe weather, floods, wildfires, volcanic eruptions, earthquakes and tsunamis. The severe weather events to which we are exposed include tropical storms, cyclones, hurricanes, winter storms, tornadoes, hailstorms and severe rainfall causing flash floods.
The incidence, severity and magnitude of natural catastrophes are inherently unpredictable and our losses from such catastrophes have been and can be substantial. In addition, we expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that climate change may increase the frequency and severity of severe weather events and flooding. Although we attempt to manage our exposure to such events through a multitude of approaches, including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity, the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events or an unusual frequency of smaller events may result in substantial volatility in, and may materially affect, our business, financial condition or operating results.
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
Weather patterns, including the frequency and severity of severe weather events, are believed to be influenced by cyclical phenomena operating over periods of months or years. There is widespread consensus in the scientific community that there is a long term upward trend in global air and sea temperatures and that this is likely to increase the severity of severe weather events over the coming decades. In addition, rising sea levels are expected to add to the risks associated with coastal flooding in many geographical areas. Large scale climate change could increase both the frequency and severity of our loss costs associated with property damage and business interruption due to storms, floods and other weather-related events. Over the long-term, global climate change could impair our ability to predict the costs associated with future weather events and could also give risk to new environmental liability claims in the energy, manufacturing and other industries we serve.
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
Large losses from single events can occur if we are exposed to such events through more than one (re)insurance contract. Such losses are referred to as “clash losses.” We seek to manage our exposure to large losses from events other than natural catastrophes by identifying possible scenarios under which we could be exposed and limiting our exposure to these potential scenarios. Some of the more significant scenarios we have identified are terrorist attacks, fire, explosion or spill at a refinery or offshore oil and gas installation, the collapse of a major office building, accidents at nuclear power stations, a series of simultaneous cyber attacks, the collision of two ships and the loss of a passenger airplane.
These risks are inherently unpredictable. It is difficult to predict the frequency of events of this nature and to estimate the amount of loss that any given occurrence will generate. Some of these large losses may also have the potential for exposure across multiple lines of business. As a consequence, our results could be materially adversely affected if there is an unexpected large number of clash losses in a period or if there is one or more of such losses of an unexpected large value. Our results may also be adversely affected if losses arise from a scenario we have not modeled. To the extent that losses from these risks occur, our financial condition and operating results could be materially affected.
We could face unanticipated losses from war, terrorism and political unrest, government action that is hostile to commercial interests and from sovereign, sub-sovereign and corporate defaults, and these or other unanticipated losses could have a material adverse effect on our financial condition, operating results and/or liquidity.
We have substantial exposure to unexpected, large losses resulting from man-made catastrophic events, such as acts of war, acts of terrorism and losses resulting from political instability, government action that is hostile to commercial interests and sovereign, sub-sovereign and corporate defaults. These risks are inherently unpredictable. It is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss such an occurrence may generate. The terrorist attacks in Paris and Beirut and ongoing unrest in Syria and Iraq have highlighted the unpredictable but increasingly present threat of terrorism and political instability. These recent terrorist events could generate greater interest in political violence insurance coverage and greater awareness of the risks multinational corporations face in conflict-prone regions. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. Even in cases where we have deliberately sought to exclude such coverage, there can be no assurance that a court or arbitration panel will interpret policy language or issue a ruling favorable to us. Accordingly, there remains a risk that our reserves will not be adequate to cover such losses should they materialize. Notably, the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”) does not provide coverage for reinsurance losses.
In addition, we have limited terrorism coverage for exposure to catastrophe losses related to acts of terrorism in the reinsurance that we purchase. Although the 2015 TRIA Reauthorization provides benefits in the event of certain acts of terrorism occurring in the U.S., those benefits are subject to a deductible and other limitations.

The 2015 TRIA Reauthorization fixed the insurer deductible at 20% of an insurer’s direct earned premium of the preceding calendar year and the federal share of compensation at 85% of insured losses that exceed insurer deductibles, but only until January 1, 2016, at which time the federal share shall began decreasing by1 percentage point per calendar year until equal to 80%. Given the unpredictable frequency and severity of terrorism losses and the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our operating results, financial condition and/or liquidity in future periods.
Our operating results may be adversely affected by an unexpected accumulation of attritional losses.
In addition to our exposures to natural catastrophe and other large losses as discussed above, our operating results may be adversely affected by unexpectedly large accumulations of smaller losses. We seek to manage this risk by using appropriate underwriting processes to guide the pricing, terms and acceptance of risks. These processes, which may include pricing models, are intended to ensure that premiums received are sufficient to cover the expected levels of attritional losses and a contribution to the cost of natural catastrophes and large losses where necessary. However, it is possible that our underwriting approaches or our pricing models may not work as intended and that actual losses from a class of risks may be greater than expected. Our pricing models are also subject to the same limitations as the models used to assess our exposure to natural catastrophe losses noted above. Accordingly, these factors could adversely impact our financial condition and/or operating results.
The effects of emerging claim and coverage issues on our business are uncertain.
Claim and coverage issues can arise when the application of (re)insurance policy language to potentially covered claims is unclear or disputed by the parties. When such issues emerge they may adversely affect our business by extending coverage beyond our underwriting intent or increasing the number or size of claims. In some instances, these changes may not become apparent until after we have issued (re)insurance contracts that are affected by such changes. As a result, the full extent of our liability under (re)insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could therefore have an adverse effect on our operating results and financial condition. In particular, our exposure to casualty (re)insurance lines increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the “long-tail” nature of these lines of business.
In addition, we may face continued exposure as a result of litigation related to the 2008 crisis in financial markets and subsequent recessions, volatility in capital and credit markets, distressed financial institutions, sovereign debt crises, the LIBOR scandal which involved manipulating daily LIBOR rates, and the foreign exchange scandal which involved front-running client orders and manipulating daily foreign exchange rates. These economic and market conditions may increase allegations of misconduct, fraud and negligence, which may result in increased levels of insured claims arising in lines of business including, but not limited to, financial institutions, management liability and professional liability and in reinsurance of these lines. The full extent of our liability and exposure to claims of this sort may not be known for many years, which could adversely affect our financial condition or operating results.
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
The insurance and reinsurance industry has historically been cyclical. It is characterized by periods of intense competition on price and policy terms and conditions due to excessive underwriting capacity (a “soft” market) and periods when shortages of capacity permit favorable premium levels (a “hard” market). The 2015 calendar year was regarded as being in a prolonged soft market cycle.
The supply of insurance and reinsurance has increased over the past several years as a result of capital provided by new entrants to the market and the commitment of additional capital by existing or new insurers or reinsurers, which has caused premium rates to decrease. Further development of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition, changes in the frequency and severity of losses suffered by insureds and insurers may significantly affect the cycles of the insurance and reinsurance business. We are currently in a prolonged phase of the soft market cycle in most areas and, as a result, most products are experiencing varying degrees of rate pressure. To the extent these trends continue, our financial condition or operating results could be adversely affected.

A material proportion of our business relies on the assessment and pricing of individual risks by third parties, including insurance companies which we reinsure and agents to whom we delegate underwriting authority for certain insurance products.
From time to time, we authorize managing general agents, general agents and other producers to write business on our behalf within underwriting authorities we prescribe. We rely on the underwriting controls of these agents and producers to write business within the underwriting authorities which we provide. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents and producers may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, producers, insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, producers, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.
Our reliance on third-party assessment and pricing of individual risk extends to our reinsurance treaty business. Similar to other reinsurers, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur. As a result of this reliance on third parties, our operating results and financial condition may be materially adversely affected.
The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition and operating results.
We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we only pay losses that exceed a specified retention. We also seek to limit certain risks, such as natural catastrophe and political risks, by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of zone boundaries and the allocation of policy limits to zones. In the case of proportional (also known as pro rata) property reinsurance treaties, we often seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, although we may not be able to obtain such limits in certain markets.
Various provisions in our policies intended to limit our risks, such as limitations or exclusions from certain coverage and choice of forum, may not always be enforceable. We cannot guarantee that any of these loss limitation methods will be effective or that disputes relating to coverage will be resolved in our favor. As a result of the risks that we (re)insure, unforeseen events could result in claims that substantially exceed our expectations, which could have a material adverse effect on our financial condition or operating results. Purchasing reinsurance is another loss limitation method we employ which may not always respond in the way intended due to disputes relating to coverage terms, exclusions or counterparty credit risk.
The reinsurance that we purchase may not always be available on favorable terms or we may choose to retain a higher proportion of particular risks than in previous years.
From time to time, market conditions have limited, and in some cases prevented, insurers and reinsurers from obtaining the types and amounts of reinsurance that they consider adequate for their business needs. Accordingly, we may not be able to obtain our desired amount of reinsurance or retrocession protection on terms that are acceptable to us from entities with a satisfactory credit rating or which is collateralized. Even if such capacity is available, we may also choose to retain a higher proportion of particular risks than in previous years due to pricing, terms and conditions or strategic emphasis. Compared to prior years, we expect to retain more risk in certain of our lines of business in 2016 due to optimization in our outwards reinsurance program. We may also seek alternative means of transferring risk, including expanded participation via our Aspen Capital Markets platform in alternative reinsurance structures. These solutions may not provide commensurate levels of protection compared to traditional retrocession. Our inability to obtain adequate reinsurance or other protection for our own account could have a material adverse effect on our business, operating results and financial condition.
Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves.
Our operating results and financial condition depend on our ability to accurately assess the potential losses associated with the risks that we insure and reinsure. While we believe that our loss reserves at December 31, 2015 were adequate, establishing an appropriate level of loss reserves is an inherently uncertain process and requires a considerable amount of judgment. In addition, changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for those lines of business that are considered “long tail,” such as casualty, as they require a relatively long period of time to finalize and settle claims for a given accident year. To the extent actual claims exceed our expectations, we will be required immediately to recognize the less favorable experience. This could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. If natural catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.
Only reserves applicable to losses incurred up to the reporting date may be set aside in our financial statements, with no allowance for future losses. See Item 1 above, “Business — Reserves” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further description of our reserving process and methodology.
There are specific areas of our current reserves which have additional uncertainty associated with them. In property reinsurance, there is uncertainty relating to the ultimate settlement of losses related to the explosion in the port of Tianjin, China and the U.K. floods in 2015, Superstorm Sandy in 2012 and the New Zealand earthquake losses in 2010 and 2011. The explosion in the port of Tianjin, China in 2015 has likewise caused additional uncertainty in specialty reinsurance. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the 2008 and 2009 global financial crisis and the potential for new types of claim to arise given the long-tail nature of many of the reinsurance risks. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and 2009. Our marine and energy liability account, which is a longer-tail class, experienced higher than anticipated claims development during 2013 and in 2014 experienced higher than anticipated claims development in the construction liability account and could experience further unexpected development in future years. The U.K. floods in 2015 have likewise caused additional uncertainty in property insurance.
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
The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses and related disclosures of contingent liabilities. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, impairments, income taxes, contingencies, derivatives and litigation. We base our estimates on market prices, where possible, and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
We have begun to place greater reliance on our actual actuarial experience for our long-tail lines of business that we have written since our inception in 2002. We believe that our earliest accident years are now capable of providing us with meaningful actuarial indications. Estimates and judgments for new insurance and reinsurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2015. A significant part of our current loss reserves is in respect of IBNR. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information for certain lines of business, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements.
If actual renewals of our existing policies and contracts do not meet expectations, our gross premiums written in future fiscal periods and our future operating results could be materially adversely affected.
A majority of our insurance policies and reinsurance contracts are for a one-year term. We make assumptions about the renewal rate and pricing of our prior year’s policies and contracts in our financial forecasting process. If actual renewals do not meet expectations, our gross written premiums in future fiscal periods and our future operating results and financial condition could be materially adversely affected. For Aspen Re, this risk is especially prevalent in the first quarter of each year when a large number of annual reinsurance contracts are subject to renewal.
Market and Liquidity Risks
Our financial condition and operating results may be adversely affected by reductions in the value of our aggregate investment portfolio.
Our operating results depend in part on the performance of our investment portfolio. Our funds are invested by several professional investment management firms in accordance with our detailed investment guidelines. See “Business — Investments” under Item 1, above. Our investment policies stress diversification of risks and conservation of principal and liquidity through conservative investment guidelines. However, our investments are subject to a variety of financial and capital market risks, including, but not limited to, changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods.
Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time, which may cause us to realize capital losses. Large investment losses could decrease our asset base, thereby affecting our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2015, $202.5 million of our income before tax was derived from our net invested assets.
As further described under “—A vote by the U.K. electorate in favor of a U.K. exit from the E.U. in a forthcoming in-or-out referendum could adversely impact our business, results of operations and financial condition” below, the U.K. Government has promised to hold an in-or-out referendum on the U.K.’s membership within the E.U. The lead-up to the referendum and the result itself could have a negative impact on insurers whose assets are invested in U.K. financial markets. Heightened uncertainty in the run-up to the referendum may increase market volatility and hinder the relative valuations of U.K. financial assets or of the equities issued by companies making use of the common market, such as us.
The aggregate performance of our investment portfolio depends to a significant extent on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure of these investment managers to perform their services in a manner consistent with our investment guidelines, technological and staffing deficiencies, inadequate disaster recovery plans, interruptions to business operations due to impaired performance or failure or inaccessibility of information or IT systems. The result of any of these operational risks could adversely affect our investment portfolio, financial performance and ability to conduct our business.

Our results of operations and investment portfolio are materially affected by conditions impacting the level of interest rates in the global capital markets and major economies, such as central bank policies on interest rates and levels of price inflation.

As a global insurance and reinsurance company, we are affected by the monetary policies of the U.K. Treasury and Government, the European Central Bank, the U.S. Federal Reserve Board and other central banks around the world. These central banks have taken a number of actions in recent years to spur economic activity by keeping interest rates low, and may take further action to influence interest rates in the future. Unconventional easing from the major central banks and ongoing global growth weakness remain key uncertainties for markets and our business. Such actions may have a material impact on the pricing levels of our fixed-income investments.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities, which have been and will likely continue to be affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions, levels of inflation and other factors beyond our control.

A low interest rate environment can result in reductions in our investment yield as new cash flows and proceeds from sales and maturities of fixed income securities are invested at lower rates. Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. For example, inflation could lead to higher interest rates causing the current unrealized gain position in our fixed maturity portfolio to decrease. Furthermore, as a result of the current low interest rate environment, we have diversified our investment portfolio by investing in equities and emerging market debt to enhance the returns on our investment portfolio. However, these assets are riskier in nature and could adversely impact our investment portfolio.

Interest rate fluctuations could also have an adverse effect on our mortgage reinsurance business. In both the U.S. and international mortgage markets, rising interest rates, among other factors, generally reduce the volume of new mortgage originations. A decline in the volume of new mortgage originations would have an adverse effect on our new mortgage reinsurance written. Conversely, declining interest rates historically have increased the rate at which borrowers refinance their existing mortgages, thereby resulting in cancellations of the mortgage insurance covering the refinanced loans, potentially having an adverse effect on the volume of mortgage insurance underlying our reinsurance, our levels of premium and any growth in such business.

Steps that may in future be taken by central banks to raise interest rates could lead to higher inflation than we had anticipated, which could in turn lead to an increase in our loss costs. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves for such long tail lines of business.
Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results, liquidity and ability to conduct business.
We hold or may in the future purchase certain investments which include, but are not limited to, publicly traded equities, high yield bonds, bank loans, emerging market debt, non-agency residential mortgage-backed securities, asset-backed securities and commercial mortgage-backed securities. During the height of the financial crisis, both fixed income and equity markets were more illiquid and volatile than expected. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize. If we are forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result, our business, financial condition, liquidity or operating results could be adversely affected.
The continuation of heightened systemic financial risks, including excess sovereign debt, risks to the banking system and weak economic growth could have a material adverse effect on global and regional economies and capital markets which could adversely affect our business prospects, financial condition, operating results and liquidity.
In recent years, global financial markets have been characterized by volatility and uncertainty and there continues to be uncertainty regarding the timeline for a full global economic recovery in many economies. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or make credit harder to obtain. Uncertainties in the financial and commodity markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. With the acquisition of AG Logic Holdings, LLC, a specialist U.S. crop managing general agency business with an integrated agricultural consultancy (“AgriLogic”), on January 19, 2016 (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments”), a significant portion of the business sourced by the newly acquired agriculture managing general agency provides revenue protection to farmers for their expected crop revenues, which can be affected by changes in crop prices. Significant losses to our agriculture classes of business could be incurred in the event of a decline in the applicable commodity prices prior to harvest.
Further deterioration or volatility in the financial markets or general economic and political conditions could result in a prolonged economic downturn or recession and our operating results, financial position and liquidity could be materially and adversely affected. Further, unfavorable economic conditions could have a material adverse effect on certain of the lines of business we write, including, but not limited to, credit and political risks, professional liability and surety risks.
We provide credit reinsurance to mortgage guaranty insurers and commercial credit insurers. We are exposed to the risk that losses from mortgage insurance materially exceed the net premiums that are received to cover such risks, which may, subject to liability caps, result in operating and economic losses to us. Mortgage insurance underwriting losses that have the potential to exceed our risk appetite are associated with the systemic impacts of severe mortgage defaults, driven by large scale economic downturns and high unemployment. At December 31, 2015, the majority of our exposure to mortgage risk related to risks in the United States and Australia.
Global markets also continue to be impacted by fiscal and monetary conditions in the Eurozone, in particular the Greek government debt crisis. As of December 31, 2015, we had no exposure to the sovereign debt of Italy, Ireland, Greece, Portugal or Spain. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Balance Sheet — Total cash and investments” for more information.

Concerns about the political and economic stability of countries within the E.U., such as Greece which defaulted on its loan repayment to the International Monetary Fund in June 2015, and in regions outside the E.U., including China, Ukraine, Russia and Argentina, have contributed to global market volatility. Concerns about the economic conditions, capital markets and the solvency of certain E.U. member states, including Greece, Portugal, Ireland, Italy, and Spain, and of financial institutions that have significant direct or indirect exposure to debt issued by these countries have caused elevated levels of market volatility.
A resurgence of the Eurozone crisis may cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of Eurozone member economies, and likewise affect U.K. and U.S. based financial institutions, the stability of the global financial markets and any economic recovery. If a Eurozone member state were to default on its obligations or seek to leave the Eurozone, the impact on the financial and currency markets would be significant and could materially impact all financial institutions, including our business, financial condition, operating results and liquidity.
A downgrade of U.S. or non-U.S. government securities by credit rating agencies could adversely impact the value of such securities in our investment portfolio and create uncertainty in the market generally.
A downgrade of U.S. or non-U.S. securities by credit rating agencies has the potential to adversely impact the value of our investment portfolio and may cause the average credit rating of our investment portfolio to fall and create greater volatility in the prices of our other investments. In addition, a downgrade in the rating of U.S. or non-U.S. government securities may have an adverse impact on fixed income markets or have a material adverse effect on our financial condition or operating results.
The determination of the amount of allowances and impairments taken on our investments is highly subjective and could materially impact our operating results or financial position.
We perform reviews of our investments on a quarterly basis to determine whether declines in fair value below the cost basis are considered other-than-temporary impairments in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. For additional information regarding these primary factors, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies —Accounting for Investments, Cash and Cash Equivalents.” There can be no assurance that we have accurately assessed the level of impairments taken, and allowances reflected, in our financial statements. Furthermore, additional impairments may need to be taken or allowances provided in the future with respect to events that may impact specific investments. While historically our other-than-temporary impairments have not been material, historical trends may not be indicative of future impairments or allowances.

Our investment portfolio may be materially adversely affected by global climate change regulation and other factors.

World leaders met at the 2015 United Nations Climate Change Conference in December 2015 and agreed to limit global greenhouse gas emissions in the atmosphere to 2° Celsius, with an aspiration of 1.5° Celsius. The agreement will become legally binding if joined by at least 55 countries which together represent at least 55 percent of global greenhouse emissions. In order for governments to achieve their existing and future international commitments to limit the concentration of greenhouse gases, there is widespread consensus in the scientific community that a significant percentage of existing proven fossil fuel reserves may not be consumed. In addition, divestment campaigns, which call on asset owners to divest from direct ownership of commingled funds that include fossil fuel equities and bonds, likewise signal a change in society’s attitude towards the social and environmental externalities of doing business. As a result, energy companies and other companies engaged in the production or storage of fossil fuels may experience unexpected or premature devaluations or write-offs of their fossil fuel reserves. As at December 31, 2015, we had $362.0 million, or 4.30% of our aggregate investment portfolio, invested in the energy sector. Government policies to slow global climate change by, for example, setting limits on carbon emissions may also have an adverse impact on other sectors, such as utilities, transportation and manufacturing. A material change in the asset value of fossil fuels or the securities of energy companies and companies in these other sectors may therefore materially adversely affect our investment portfolio and our results of operations and financial condition.

Our financial condition or operating results may be adversely affected by currency fluctuations.

A significant portion of our operations is conducted outside the U.S. Accordingly, we are subject to legal, economic and market risks associated with operating in countries throughout the world, including devaluations and fluctuations in currency exchange rates, imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of laws.

We report our operating results and financial condition in U.S. Dollars. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in the British Pound. Outside the U.S., we predominantly generate revenue and expenses in the local currency. In addition to the U.S. Dollar and the British Pound, our functional currencies are the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singapore Dollar. The table below gives an approximate analysis of gross written premiums and general, administrative and corporate expenses by currency for the year ended December 31, 2015.

	U.S. Dollars	GBP	Other
Gross Written Premiums	73.3%	10.2%	16.5%
General, Administrative and Corporate Expenses	41.8%	51.1%	7.1%

During the course of 2015, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.5761 to a low of £1:$1.4774. For the twelve months ended December 31, 2015, 2014 and 2013, 15.3%, 16.5% and 16.4%, respectively, of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound. Further, a portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies, which could adversely affect our operating results.

As a result of devaluations and fluctuations in currency exchange rates or the imposition of limitations on conversion of foreign currencies into U.S. Dollars, we are subject to currency translation exposure on the profits of our operations, in addition to economic exposure. Furthermore, the mismatch between the British Pound revenues and expenses, together with any net British Pound balance sheet position we hold in our U.S. Dollar denominated London market operations and funds held in Australian and Canadian regulatory trust, creates a currency exchange exposure.

For example, if the British Pound strengthens, the U.S. Dollars required to be translated into British Pounds to cover the net sterling expenses would increase, which would then cause our results to be negatively impacted. However, any net British Pound assets we hold would be more valuable when translated into U.S. Dollars. Given these facts, the strength of the British Pound relative to the U.S. Dollar has not previously had a material negative impact on our reported results. This risk could have a significant adverse effect on our financial condition, cash flow and results of operations in the future. From time to time we may hedge part of our operating exposure to exchange rate movements but such mitigating attempts may not be successful. We may use forward exchange contracts to manage some of our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, which could adversely affect our operating results.
Credit Risks
Our operating results may be adversely affected by the failure of policyholders, brokers or other intermediaries to honor their payment obligations to us.
In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers and these brokers, in turn, pay these amounts to the clients that purchased insurance and reinsurance from us. Although the law is unsettled and depends upon the facts and circumstances of the particular case, in some jurisdictions, if a broker fails to make such a payment, in a significant majority of business that we write, it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, where risk transfer terms have been agreed between parties or where local law dictates, when the client pays premiums for these policies to brokers for payment to us, these premiums are generally considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers with respect to most of our insurance and reinsurance business. To date, we have not experienced any material losses related to such credit risk.
In addition, bankruptcy, liquidity problems, distressed financial conditions or the general effects of economic recession may increase the risk that policyholders may not pay a part of, or the full amount of, premiums owed to us despite an obligation to do so. The terms of our contracts or local law may not permit us to cancel our insurance even if we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure or other events, it could have a material adverse impact on our business and operating results.
Our financial condition and operating results may be adversely affected by the failure of one or more reinsurers or capital market counterparties to meet their payment obligations to us.

We purchase reinsurance for our own account in order to mitigate the effect of certain large and multiple losses upon our financial condition. Our reinsurers or capital market counterparts are dependent on their ratings in order to continue to write business and some have suffered downgrades in ratings as a result of their exposures in the past, unless such reinsurance is collateralized. Our reinsurers may also be affected by adverse developments in the financial markets, which could adversely affect their ability to meet their obligations to us. A reinsurer’s insolvency, its inability to continue to write business or its reluctance to make timely payments under the terms of its reinsurance agreement could have a material adverse effect on us because we remain liable to our insureds or cedants in respect of the reinsured risks.
Our liquidity and counterparty risk exposures may be adversely affected by the impairment of financial institutions.
We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. We are exposed to the risk that these counterparties are unable to make payments or provide collateral to a third party when required, or that securities that we own are required to be sold at a loss in order to meet liquidity, collateral or other payment requirements.
In addition, our investments in various fixed income securities issued by financial institutions exposes us to credit risk in the event of default by these issuers. With respect to derivatives transactions that require exchange of collateral, due to mark to market movements, our risk may be exacerbated in the event of default by a counterparty. In such an event, we may not receive the collateral due to us from the defaulted counterparty. Any such losses could materially and adversely affect our business and operating results.
Strategic Risks
We operate in a highly competitive environment and substantial new capital inflows into the insurance and reinsurance industry may increase competition.
Insurance and reinsurance markets are highly competitive. We compete with existing international and regional (re)insurers some of which have greater financial, marketing and management resources than us. We also compete with new market entrants and alternative capital markets, funds and other providers of insurance and alternative reinsurance products such as insurance-linked securities, catastrophe bonds and derivatives. In recent years, hedge funds, pension funds, endowments and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We generally expect increased competition from a wider range of entrants over time. We have already seen that such new or alternative capital causes reductions in prices of our products and reduces the duration or amplitude of attractive portions of the historical market cycles. See “Business — Competition” under Item 1 above for a discussion of our competitors. Recently, insureds have retained a greater proportion of their risk portfolios than previously, and industrial and commercial companies have increasingly relied on their own subsidiary insurance companies and other mechanisms for funding their risks rather than via risk transferring insurance. We have sought to address this risk by establishing our own capital markets capability but there is no guarantee it will succeed.
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
Governments and regulatory bodies may take unpredictable action to ensure continued supply of insurance, particularly where a given event leads to withdrawal of capacity from the market. For example, regulators may seek to force us to offer certain covers to (re)insureds, constrain our flexibility to apply certain terms and conditions or constrain our ability to make changes to the pricing of our contracts. There can be no assurance as to the effect that any such governmental or regulatory actions will have on the financial markets generally or on our competitive position, business and financial condition. See “Regulatory Risks” below.

Our Operating Subsidiaries are rated and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, S&P or Moody’s. If our Operating Subsidiaries’ or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it may be more difficult for us to market our products, expand our insurance and reinsurance portfolio and renew our existing insurance and reinsurance policies and agreements. A rating downgrade may also require us to establish trusts or post letters of credit for ceding company clients and could trigger provisions allowing some clients to terminate their insurance and reinsurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a rating downgrade. It is increasingly common for our reinsurance contracts to contain such terms. A significant downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore may materially and adversely impact our business, operating results, liquidity and financial flexibility.
In addition, a downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below “B++” would constitute an event of default under our revolving credit facility with Barclays Bank PLC and other lenders. A lower rating may lead to higher borrowing costs, thereby adversely impacting our liquidity and financial flexibility.
Any future acquisitions, growth of our operations through the addition of new lines of (re)insurance business, expansion into new geographic regions and/or joint ventures or partnerships may expose us to risks.
As part of our long-term strategy, we have pursued and may continue to pursue growth through acquisitions and/or strategic investments in new businesses. From time to time, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Such negotiations would likely require management and key personnel to expend considerable time and effort on the negotiations, which may detract from their ability to run our core business. In addition, an acquisition is expensive and time consuming and although considerable funds may be expended in the negotiations phase, the acquisition may ultimately not be completed for a variety of reasons.
We have limited experience in identifying quality merger candidates, as well as successfully acquiring and integrating their operations. Successful integration will depend, among other things, on our ability to effectively integrate acquired businesses or new personnel into our existing risk management techniques, manage any regulatory issues created by our entry into new markets and geographic locations, retain key personnel and obtain personnel required for expanded operations.
Acquisitions could involve numerous additional risks including, but not limited to, the following:

•	the clients and brokers of an acquired entity may be unwilling to place their continuing insurance and reinsurance business with us;

•	creating, integrating or modifying necessary financial and operational reporting systems;

•	establishing satisfactory budgetary and other financial controls;

•	increased risks from organizational complexity and change leading to unclear or unobserved reporting lines or insufficient oversight of key business areas;

•	rapid business change or growth leading to divergence from business plan, operational ineffectiveness, dis economies of scale or conflicts of interest;

•
funding increased capital needs, overhead expenses or cash flow shortages that may occur if anticipated revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties;

•	the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected;

•	obtaining additional personnel required for expanded operations and retaining key staff;

•	obtaining cultural integration;

•	obtaining necessary regulatory permissions and unknown or unidentified regulatory requirements;

•	the assets and liabilities related to acquisitions or new ventures may be subject to foreign currency exchange rate fluctuation;

•	financial exposures in the event that sellers of the entities we acquire are unable or unwilling to meet their indemnification, reinsurance and other obligations to us;

•	unknown or unidentified liabilities resulting from the investment or acquisition;

•	creating the expected return over time;

•	the investment does not create the expected return and shareholder value is diluted; and

•	adverse tax consequences at the stockholder level.
The failure to integrate successfully or to manage the challenges presented by the integration process may have an adverse effect on our business, final conditions or operating results.

Consolidation in the insurance and reinsurance industry could adversely impact our business and results of operations.

There recently has been increased consolidation and convergence among companies in the insurance and reinsurance industry resulting in increasingly larger and more diversified competitors with greater capitalization. The consolidation trend may continue and even accelerate in the near future, which may lead to increased competitive pressure in our business lines from larger and more diversified competitors.

As the insurance and reinsurance industry consolidates, the cost, capital and synergies and combined underwriting leverage resulting from consolidation may mean a larger global insurer and reinsurer is able to compete more effectively and also be more attractive to brokers and agents looking to place business. Larger insurers and reinsurers may also have lower operating costs and an ability to absorb greater risk while maintaining their financial strength ratings. Insurance companies that merge may also be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

As the insurance and reinsurance industry consolidates, competition for customers will also become more intense and the importance of acquiring and properly servicing each customer will become greater. As a result, we may incur more expenses relating to customer acquisition and retention, further reducing our operating margins. The resulting change in the competitive landscape may also impact our ability to attract the most talented insurance professionals and retain and incentivize existing employees. Any of the foregoing could adversely affect our insurance and reinsurance business, strategy and results of operations.
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

In addition, similar to the (re)insurance industry, there has been a trend of increased consolidation of agents and brokers. As we distribute most of our products through agents and brokers, consolidation could impact our ability to access business and our relationships with, and fees paid to, agents and brokers. In the Lloyds’s market, independent London wholesalers continue to be acquired by larger global brokers, which may result in enhanced market power for these larger brokers in placing (re)insurance. Consolidation of distributors may also increase the likelihood that distributors will try to renegotiate the terms of existing selling agreements to terms less favorable to us. As brokers merge with or acquire each other, any resulting failure or inability of brokers to market our products successfully, or the loss of a substantial portion of the business sourced by one or more of our key brokers, could have a material adverse effect on our business and results of operations.

Our efforts to expand in targeted markets or develop products may not be successful and may create increased risks.
A number of our planned business initiatives involve expanding existing products in targeted markets or developing new products. We recently established a third-party capital management division, Aspen Capital Markets, to expand our participation in the alternative reinsurance market. In connection with Aspen Capital Markets, we established Silverton, a Bermuda-domiciled special purpose insurer to attract capital from third-party investors wishing to access direct reinsurance risk. In December 2015, we renewed Silverton and raised $125.0 million (of which $100.0 million was raised from third-parties) to provide additional collateralized capacity to support Aspen Re’s global property catastrophe excess of loss reinsurance business. Through Aspen Capital Markets, we have also increased our capacity through other collateralized reinsurance arrangements.
To develop new markets and products, we may need to make substantial capital and operating expenditures, which may adversely affect our results in the near term. In addition, the demand for new markets or products may not meet our expectations. To the extent we are able to expand in new markets or market new products, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations.
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
Our future capital requirements depend on many factors, including our ability to write new business successfully, deploy capital into more profitable business lines, identify acquisition opportunities, manage investments and preserve capital in volatile markets, and establish premium rates and reserves at levels sufficient to cover losses. We monitor our capital adequacy on an ongoing basis. To the extent that our funds are insufficient to fund future operating requirements and/or cover claims losses, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Our additional needs for capital will depend on our actual claims experience, especially for catastrophic events. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results could be adversely affected.

Our debt, credit and International Swap Dealers Association (“ISDA”) agreements may limit our financial and operational flexibility, which may affect our ability to conduct our business.
We have incurred indebtedness and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities with various institutions which provide revolving lines of credit to us and our Operating Subsidiaries and issue letters of credit to our clients in the ordinary course of business. We have also entered into ISDA agreements relating to derivative transactions such as interest rate swaps.
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
If we are in default under the terms of these agreements, we may also be restricted in our ability to declare or pay any dividends, redeem, purchase or acquire any shares or make a liquidation payment and are at risk of cross-default on other arrangements. In addition, the cost and availability of these arrangements vary and any adverse change in the cost or availability of such arrangements could adversely impact our business, financial condition and operating results.
The ongoing development of our U.S. excess and surplus lines insurance business is subject to execution risks and increased risk from changing market conditions.
Excess and surplus lines insurance forms a substantial portion of the business written by our U.S.-based insurance operations. We also write U.S. excess and surplus lines insurance from the U.K. Excess and surplus lines insurance covers risks that are typically more complex and unusual than standard risks and requires a high degree of specialized underwriting. As a result, excess and surplus lines risks do not often fit the underwriting criteria of standard insurance carriers. Our excess and surplus lines insurance business fills the insurance needs of businesses with unique characteristics and is generally considered higher risk than those in the standard market. If our underwriting staff inadequately judges and prices the risks associated with the business underwritten in the excess and surplus lines market, our financial results could be adversely impacted.
Further, the excess and surplus lines market is significantly affected by the conditions of the property and casualty insurance market in general. This cyclicality can be more pronounced in the excess and surplus market than in the standard insurance market. During times of hard market conditions (when market conditions are more favorable to insurers because rates increase and coverage terms become more restrictive), business tends to move from the admitted market to the excess and surplus lines market and growth in the excess and surplus market tends to accelerate faster than growth in the standard insurance market. When soft market conditions are prevalent (when market conditions are less favorable to insurers because rates decrease and coverage terms become less restrictive), standard insurance carriers tend to grant more expansive coverage terms and expand market share by moving into business lines traditionally characterized as excess and surplus lines, exacerbating the effect of rate decreases. If we fail to manage the cyclical nature and volatility of the revenues and profit we generate in the excess and surplus lines market, our financial results could be adversely impacted.

Regulatory Risks
The regulatory systems under which we operate and potential changes thereto could have a material adverse effect on our business.
Our activities are subject to extensive regulation under the laws and regulations of the U.S., U.K., Bermuda, the E.U. and its member states and the other jurisdictions in which we operate. Our Operating Subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions or proceedings. Although we have in place systems and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees, or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business. Also, changes in the laws or regulations to which our Operating Subsidiaries are subject could have a material adverse effect on our business. In addition, in most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. See “Business — Regulatory Matters” in Item 1 above.
The terms of the Federal Multi-Peril Crop Insurance Program may change and adversely impact us. AgriLogic currently participates in the U.S. Federal Multi-Peril Crop Insurance Program (“MPCI”) sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”). The U.S. Farm Bill was signed into law February 2014 and fixes the terms of the MPCI program for the next five years. Agriculture insurance premiums driven by MPCI represent a large portion of the business produced by the newly acquired AgriLogic business. The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) used in connection with the MPCI program and such changes to the SRA could adversely affect the financial results of crop insurers such as AgriLogic.
Changes in regulations that adversely affect the U.S. mortgage insurance and reinsurance market could affect our operations significantly and could reduce the demand for mortgage insurance.
In addition to the general regulatory risks that are described herein, the reinsurance we write could also be indirectly affected by various additional regulations relating particularly to our U.S. mortgage reinsurance operations. U.S. federal and state regulations affect the scope of operations of mortgage guaranty insurers and commercial credit insurers, to whom we provide credit reinsurance. Legislative and regulatory changes could cause demand for private mortgage insurance to decrease, which could have an adverse impact on our U.S. mortgage reinsurance operations. Increases in the maximum loan amount that the U.S. Federal Housing Administration can insure, and reductions in the mortgage insurance premiums it charges, can reduce the demand for private mortgage insurance. Decreases in the maximum loan amounts government-sponsored enterprises, such as the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) (the “GSEs”), will purchase or guarantee, increases in GSE fees, or decreases in the maximum loan-to-value ratio for loans the GSEs will purchase, can also reduce demand for private mortgage insurance. Changes in these laws or regulations could have an indirect adverse impact on the profitability of our U.S. mortgage reinsurance business.
Material changes in voting rights and connected party transactions may require regulatory approval or oversight by insurance regulators.
Insurance regulators, such as the PRA, the FCA and the BMA, impose certain requirements on operating entities they regulate including notification of shareholders, whether directly or indirectly, reaching certain levels of ownership. Prior approval of ownership and transfer of shares by the regulators may be required under certain circumstances. For example, if any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen U.K. and such entity may have to be reported to the PRA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we can give no assurance that these material connected party transactions will not be subject to regulatory intervention by the PRA or other insurance regulators. See “Business — Regulatory Matters — U.S. Regulation — Change in Control” in Item 1, above for a discussion on our U.S. regulators.
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
Any of our Operating Subsidiaries may be required to hold additional capital in order to meet solvency requirements. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity, to meet solvency standards. The BMA has a risk-based capital adequacy model called the BSCR to assist the BMA both in measuring risk and in determining appropriate levels of capitalization for Aspen Bermuda and the Aspen Group (under the Group Supervision Regime). Further, the BMA requires Class 4 commercial insurers and insurance groups to perform an assessment of their own risk and solvency requirements. The Commercial Insurers / Group Solvency Self-Assessment have the insurer/insurance group determine the capital resources required to achieve its strategic goals, after assessing all reasonably foreseeable material risks arising from its operations or operational environment. These statutes and regulations may restrict our ability to write insurance and reinsurance policies, make certain investments and distribute funds. See “Business — Regulatory Matters — Bermuda Regulation — Group Solvency Margin and Group Enhanced Capital Requirements” in Item 1, above.
Similarly, under the Solvency I regime which expired on December 31, 2015, Aspen U.K. was required to provide the PRA with information about Aspen Holdings’ notional solvency, which involves calculating the solvency position of Aspen Holdings in accordance with the PRA’s rules. In this regard, if Aspen Bermuda, Aspen Specialty, AAIC or Syndicate 4711 were to experience financial difficulties, it could have affected the solvency position of Aspen Holdings and in turn trigger regulatory intervention by the PRA with respect to Aspen U.K. Effective January 1, 2016, under the Solvency II regime, Aspen European and Aspen U.K. are required to provide the PRA with calculations of their solvency position and if they do not meet the solvency requirements this could trigger regulatory intervention by the PRA. Pending confirmation of legal Solvency II equivalence for Bermuda, the PRA will also be provided information on our solvency position. See “Business — Regulatory Matters — U.K. and E.U. Regulation — Solvency Requirements” in Item 1, above.
The unregulated parent company of Aspen U.K. may be affected by new powers of the FCA, the PRA and the Bank of England.

The Financial Services Act 2012 came into effect in April 2013 and has created additional powers for the FCA, the PRA and the Bank of England to impose requirements on U.K. parent companies of certain regulated firms, as referenced in “Business — Regulatory Matters” in Item 1 above. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the new powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. Aspen European Holdings, as intermediate parent company of Aspen U.K., could potentially be subject to these new powers. There can be no assurance as to the impact of the powers created under the Financial Services Act 2012 on our results of operations and/or financial condition.
The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses and may, among other things, lead to Aspen Bermuda posting collateral in respect of its EEA cedants.
An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II, was adopted by the European Parliament in April 2009. The implementation date of this legislation was January 1, 2016. We have undertaken a significant amount of work to ensure we meet the new requirements and the continuing implementation may divert finite resources from other business-related activities. The implementation of Solvency II presents a number of risks to regulatory compliance, in particular for Aspen U.K. and AMAL. The changes also require an accelerated quarterly close process across the Group to allow those U.K. entities to meet the regulatory disclosure timetable under Solvency II.
Our implementation plans are based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business. Aspen U.K. has received confirmation that its application to use its Internal Model to calculate its Solvency Capital Requirement (“SCR”) for Aspen U.K. and our European sub-group headed by Aspen European was approved by the PRA and that it must be used to calculate the SCR effective January 1, 2016. Aspen U.K. is required to ensure that the Internal Model operates properly on a continuous basis and that it continues to comply with the Solvency Capital Requirements - Internal Models as set out in the PRA rulebook and Solvency II Delegated Acts. If Aspen U.K. fails to comply with these requirements the PRA may revoke Aspen U.K.’s approval to use its Internal Model. If approval to use the Internal Model is revoked, Aspen U.K. will be required to calculate its regulatory capital in accordance with the PRA’s standard formula approach which is likely to increase the capital requirement and may adversely impact our operating results and financial conditions.
Further, on November 26, 2015, the European Commission assessed the regulatory regime in Bermuda as “equivalent” to Solvency II. Official confirmation of Bermuda’s equivalence is expected in 2016 following a three month period during which the European Parliament and Council can raise objections. If Bermuda is not officially confirmed as equivalent to Solvency II, Aspen Bermuda may be required to post collateral in respect of any reinsurance of EEA cedants, including Aspen U.K., which may have a negative impact on Aspen Bermuda’s and Aspen Holdings’ results. In addition, if Bermuda equivalence is not confirmed, significant additional disclosure requirements may be required by the PRA in relation to Aspen Holdings.

The activities of any of our insurance subsidiaries may be subject to review by insurance regulators of differing jurisdictions which may impose greater burdens than anticipated.
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
Aspen Bermuda does not maintain a principal office and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of insurance or reinsurance in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. Although Aspen Bermuda does not believe it is or will be in violation of insurance laws or regulations of any jurisdiction outside Bermuda, inquiries or challenges to Aspen Bermuda’s insurance or reinsurance activities may still be raised in the future. The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the U.S. at both Federal and state levels. Compliance with any new laws, regulations or settlements impacting offshore insurers or reinsurers, such as Aspen Bermuda, could have a material adverse effect on our business.
Aspen U.K. and Aspen Bermuda are affected by U.S. “credit for reinsurance” requirements in connection with their reinsurance of risks of U.S. cedants. In general, alien, non-admitted reinsurers, such as Aspen U.K. and Aspen Bermuda, must provide collateral for the benefit of U.S. cedants to secure their reinsurance obligations to such U.S. cedants in order for those cedants to receive financial statement credit for such reinsurance. Aspen U.K. and Aspen Bermuda have each established a multi-beneficiary U.S. trust fund for the benefit of their U.S. cedants so that such cedants satisfy U.S. credit for reinsurance requirements and, unless otherwise subject to reduction, the amount of collateral must equal 100% of the reinsurer’s reinsurance obligations. During 2011, the National Association of Insurance Commissioners (“NAIC”) adopted an amendment to its credit for insurance model law to provide for reduced collateral in certain circumstances. Many states, including New York, Florida and California, have adopted these changes. Under these amended laws, if an alien, non-admitted reinsurer satisfies certain requirements, including rating and financial requirements, the approved reinsurer may post collateral in an amount lower than 100% of the reinsurer’s obligations and the domestic cedant may take 100% reinsurance credit. Many non-U.S. reinsurers have applied for and received approval for reduced collateral in applicable states. Aspen Bermuda has filed an application in North Dakota and received approval for reduced collateral in Florida and New York. As a result, Aspen Bermuda could be subject to increased regulatory review by the regulators in such states. U.S. regulators have also recently announced their intention of negotiating a “covered agreement” with the E.U that may, if effectuated, impact regulation in this area. See “Business — Regulatory Matters” in Item 1, above. There is no guarantee, however, that cedants will be willing to accept reduced collateral requirements. In addition, to the extent we require liquid assets to meet certain cash obligations, the collateral requirements of Aspen U.K. and Aspen Bermuda’s multi-beneficiary U.S. trust fund could adversely impact our liquidity position.
Changes to the Bermuda regulatory system, including changes to its Group Supervisory regime, could have a material adverse effect on our business.
A number of Bermuda registered (re)insurers operate within a group structure. This means that an insurer’s financial position, risk profile and its overall prudential position may be impacted by being part of a group. The BMA has therefore established a group supervision framework for insurance groups to (i) ensure solvency at group level, (ii) monitor inter-group transactions and (iii) assess corporate governance, risk management and actuarial and internal audit functions.
The BMA is our group supervisor and has designated Aspen Bermuda as the designated insurer. As group supervisor, the BMA will (i) assess the Aspen group’s compliance with the BMA’s solvency rules, (ii) perform ongoing supervisory review and assessment of the Aspen group’s financial position and governance systems, (iii) coordinate the gathering and dissemination of relevant or essential information, (iv) convene and conduct supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and (v) coordinate any enforcement action that may be taken against any of the members of the Aspen group.
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
Aspen Specialty is an insurance company organized and licensed to write certain kinds of property and casualty insurance in North Dakota and is surplus lines eligible in all 50 states and the District of Columbia. As a result, Aspen Specialty is subject to North Dakota law and regulation governing domestic insurers and also must satisfy any surplus lines eligibility requirements in the other 50 jurisdictions. AAIC is organized in Texas and has licenses to write property and casualty insurance business on an admitted basis in all 50 states, the District of Columbia, the U.S. Virgin Islands and Puerto Rico, subject to compliance with laws and regulations in each of these jurisdictions.
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
State insurance holding company laws also require prior notice and state insurance department approval of transactions between an insurer and any affiliate as well as changes in control of an insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file applications with the North Dakota and Texas insurance departments for regulatory approvals for such acquisition and obtain prior approvals from such departments.
Recently, the NAIC adopted revisions to its insurance holding company model law and regulation. A number of states amended or are considering amendments to their insurance holding company laws based on the NAIC models. The amendments address a number of standards that affect insurance holding company systems, including corporate governance, group-wide supervision, accounting for group-wide risks in risk-based capital calculations and imposition of additional disclosure obligations. The recent changes to the NAIC model holding company law and regulation are part of the NAIC’s broader solvency modernization initiative, which includes the development of own risk and solvency assessment and corporate governance model laws as well as credit for reinsurance standards. The NAIC has also recently adopted a new own risk and solvency assessment model law, which requires submission of annual high-level summaries of an insurer’s confidential internal assessment of the material and relevant risks associated with the insurer’s business plan, as well as the sufficiency of capital resources to support these risks. A majority of states, including Texas and North Dakota, have substantially adopted this model law. New U.S. laws and regulations or changes in existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or operating results.
In recent years, the U.S. insurance regulatory framework has come under increased federal scrutiny, and some state legislators have considered or enacted laws that may alter or increase state regulation of insurance and reinsurance companies and holding companies. In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. For example, the Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of Treasury Department to collect data on the insurance industry, recommend changes to the state system of insurance regulation and preempt certain state insurance laws. In its 2013 report, the FIO recommended direct federal involvement in insurance regulation. One permitted area of federal involvement is the negotiation of “covered agreements” with foreign jurisdictions, which would have the effect of pre-empting state law. In November 2015 the executive branch of the U.S. government notified the U.S. Congress that it intended to negotiate such an agreement with the European Union that would, among other provisions, set collateral standards for reinsurers domiciled in the European Union and obtain “equivalent” treatment for the U.S. under Solvency II.
The Dodd-Frank Act also authorized the creation of the Financial Stability Oversight Council (“FSOC”), a financial regulatory organization chaired by the U.S. Secretary of the Treasury. FSOC has determined that certain insurance groups are systemically significant and therefore subject to prudential supervision by the Board of Governors of the Federal Reserve. While we have received no notice from FSOC regarding a proposed determination of systemic importance and we do not believe that we are systemically important, as defined in the Dodd-Frank Act, additional laws and regulation adopted in the future or changes in existing laws and regulations could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.
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

A vote by the U.K. electorate in favor of a U.K. exit from the E.U. in a forthcoming in-or-out referendum could adversely impact our business, results of operations and financial condition.
Following the Conservative party win in the U.K. General Election on May 7, 2015, the U.K. Government has promised to hold an in-or-out referendum on the U.K.’s membership within the E.U. The referendum is expected to take place in, or prior to, 2017. If the referendum results in a U.K. exit from the E.U. (“Brexit”), a process of negotiation would determine the future terms of the U.K.’s relationship with the E.U.
In the event of Brexit, we would likely face new regulatory costs and challenges. For example, our U.K. operations could lose their E.U. financial services passport which provides them the license to operate across borders within the single E.U. market without obtaining local regulatory approval. In addition, the equivalence of the U.K.’s regulatory regime in terms of Solvency II regulation and governance could also become uncertain. See “The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses and may, among other things, lead to Aspen Bermuda posting collateral in respect of its EEA cedants” above for more information.
Depending on the terms of Brexit, if any, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth. The uncertainty prior to the referendum could also have a negative impact on the U.K. economy. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. economy.
Changes to U.K. immigration policy could likewise occur as a result of Brexit. Although the U.K. would likely retain its diverse pool of talent, London’s role as a global center for specialty (re)insurance business may decline, particularly if financial services entities shift their headquarters to the E.U. and the E.U. financial services passport is not maintained. Any of the foregoing factors could have a material adverse effect on our business, results of operations or financial condition.
Changes in current accounting practices and future pronouncements may materially impact our reported financial results.
Unanticipated developments in accounting practices may require us to incur considerable additional expenses to comply with such developments, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Such developments may also significantly impact the presentation of such financial statements and may require restatements. The impact of changes in current accounting practices and future pronouncements cannot be predicted but they may affect the calculation of net income, net equity and other relevant financial statement line items. In particular, the U.S. Financial Accounting Standards Board (“FASB”) has been working on an insurance contract project to develop guidance that will address recognition, measurement, presentation and disclosure requirements for all insurance contracts.
On June 27, 2013, the FASB issued a proposed Accounting Standards Update, Insurance Contracts (Topic 834). The FASB invited individuals and organizations to comment on the proposed Update. The comment period ended on October 25, 2013. A significant proportion of respondents from the property and casualty industry opposed the changes to the proposed standard. In light of the feedback received on the 2013 proposed Update, the FASB decided to limit the scope to insurance entities as described in existing generally accepted accounting principles (GAAP). The FASB also decided that the project should focus on making targeted improvements to existing GAAP. For short-duration contracts, the FASB decided to limit the targeted improvements to enhancing disclosures without changing the current guidance on recognition and measurement. For long-duration contracts, the FASB is currently analyzing the current accounting models and will concentrate on targeted improvements which may address recognition, measurement, presentation and disclosure.
Other Operational Risks
We could be adversely affected by the loss of one or more of our senior underwriters or key employees or by an inability to attract and retain senior staff.
Our success has depended and will continue to depend, in substantial part, on our ability to attract and retain our teams of underwriters in various business lines and other key employees. The loss of one or more of our senior underwriters could adversely impact our business by, for example, making it more difficult to retain clients or other business contacts whose relationship depends in part on the service of the departing personnel. In addition, the loss of services of underwriters could strain our ability to execute our new business lines, as described elsewhere in this report. In general, the loss of key services of any members of our current underwriting teams may adversely affect our business and operating results.
We also rely substantially upon the services of our senior management team. Although we have employment agreements with all members of our senior management team, if we were to unexpectedly lose the services of one or more of our senior management team or other key personnel, our business could be adversely affected. For example, a change in our senior management team could cause a risk of disruption to our business, including, but not limited to, our underwriting, claims handling, reserving and financial reporting functions. We do not currently maintain key-man life insurance policies with respect to any of our employees.
Changes in employment laws, taxation and acceptable compensation practice may limit our ability to attract senior employees to our current operating platforms.
Our (re)insurance operations are, by their nature, international and we compete for senior employees on a global basis. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit or retain senior employees or the cost to us of doing so. Any failure to retain senior employees may adversely affect the strategic growth of our business and our operating results.
Our business is subject to risks related to litigation.
We may from time to time be subject to a variety of legal actions relating to our current and past business operations, including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers or network providers over compensation and termination of contracts and related claims, disputes relating to certain business acquired or disposed of by us and disputes with former employees. We also cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business.
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

We rely on the accurate execution of complex internal processes to maintain our operations, which include, but are not limited to, reserving, pricing, capital management, underwriting and finance.  We seek to monitor and control our exposure to risks arising from these activities through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot provide absolute assurance that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third-party agents will effectively implement them. Loss may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with underwriting or other internal guidelines or failure to comply with regulatory requirements. Loss from these risks may occur from time to time and could adversely affect our business, results of operations and financial condition. In addition, insurance policies that we have in place with third parties may not protect us in the event that we experience a significant loss from these risks.

A failure in our operational systems or infrastructure or those of third parties, including those caused by security breaches or cyber-attacks, could disrupt our business, damage our reputation and causes losses.

Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers, value our investments and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability and timeliness of the data we maintain, as well as the data and assets held through third-party outsourcers, service providers and systems.

In an effort to ensure the integrity of such data, we implement new security measures and systems and improve or upgrade our existing security measures and systems on a continuing basis. Although we have implemented administrative and technical controls and take protective actions to reduce the risk of cyber incidents and to protect our information technology and assets, and we endeavor to modify such procedures as circumstances warrant and negotiate agreements with third-party providers to protect our assets, such measures may be insufficient to prevent, among other things, unauthorized access, computer viruses, malware or other malicious code or cyber-attack, catastrophic events, system failures and disruptions (including in relation to new security measures and systems), employee errors or malfeasance, third party (including outsourced service providers) errors or malfeasance, loss of assets and other security events (each, a “Security Event”). Like other global companies, we have from time to time experienced, and are likely to continue to be subject to, Security Events, none of which to date have had a material adverse impact on our business, results of operations or financial condition. As the breadth and complexity of our security infrastructure continues to grow, the potential risk of a Security Event increases. If additional Security Events occur, these events may jeopardize our or our clients’ or counterparties’ confidential and other information processed and stored with us, and transmitted through our computer systems and networks, or otherwise cause interruptions, delays, or malfunctions in our, our clients’, counterparties’ or third parties’ operations, or result in data loss or loss of assets which could result in significant losses and/or fines, reputational damage or a material adverse effect on our business, financial condition or operating results. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures and to pursue recovery of lost data or assets and we may be subject to litigation and financial losses. In addition, because we do not currently maintain cyber liability insurance, we do not have third-party or first-party liability coverages to protect us against a Security Event. A security Event therefore could have a material adverse effect on our operating results or financial condition.

We outsource certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and loss of business. Our outsourcing of certain technology and business processes functions to third parties may expose us to enhanced risks related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers may be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees, including in relation to medical records, credit card data and financial information. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.

Despite the contingency plans and facilities we have in place and our efforts to observe the regulatory requirements surrounding information security, our ability to conduct business may be adversely affected by a disruption of the infrastructure that supports our business in the communities in which we are located, or of outsourced services or functions, including a disruption involving electrical, communications, transportation, or other services we use. If a disruption occurs in one location and our employees in that location are unable to occupy our offices and conduct business or communicate with or travel to other locations, our ability to service and interact with clients may suffer and we may not be able to successfully implement contingency plans that depend on communication or travel. If sustained or repeated, such business interruption, system failure, service denial or data loss and/or damage could result in a deterioration of our ability to write and process business, provide customer service, pay claims in a timely fashion or perform other necessary business functions.
Our internal controls over financial reporting may have gaps or other deficiencies.

Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, our internal controls over financial reporting may have gaps or other deficiencies and there is no guarantee that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose us to litigation, regulatory fines or penalties or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements, including but not limited to a material misstatement arising from poorly designed systems, changes in end-user computing, failure to perform relevant management reviews, accounting errors, duplicate payments and could result in a restatement of financial accounts.
We may be adversely affected if our capital models provide materially different indications than actual results.
We have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling and allocation, and risk assessments relating to the risks we assume. These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply to cover the risks in the individual contracts we sell and in our portfolio as a whole. However, given the inherent uncertainty of modeling techniques and the application of such techniques, the possibility of human or systems error, the challenges inherent in consistent application of complex methodologies in a fluid business environment and other factors, our models, tools and databases may not accurately address the risks we currently cover or the emergence of new matters which might be deemed to impact certain of our coverages. Accordingly, our models may understate the exposures we are assuming and our results of operations and financial condition may be materially adversely impacted. Conversely, our models may prove too conservative and contribute to factors which would impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages.
The failure of our underwriting processes could have an adverse effect on our results of operations or financial condition.
We seek to manage our loss exposure by maintaining a disciplined underwriting process throughout our (re)insurance operations. Underwriting is a matter of judgment, involving important assumptions about matters that are inherently unpredictable and beyond our control, and for which historical experience and probability analysis may not provide sufficient guidance. The failure of any of the underwriting risk management strategies that we employ could have a material adverse effect on our financial condition, results of operations or cash flows.
We rely on internal controls to limit our risk exposure within prescribed parameters. However, our controls and monitoring efforts may be ineffective, permitting one or more underwriters to exceed underwriting authority and cause us to (re)insure risks outside the agreed upon guidelines. To the extent that our underwriters exceed their authorities, agree to inappropriate contract terms and conditions or are influenced by broker incentives, or if there is ineffective channel management or inaccurate underwriting data capture and reporting leading to licensing and sanction breaches, our financial condition or results of operations could be materially adversely affected.
Risks Related to Our Ordinary Shares
Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.
We are a holding company and, as such, we do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries, including our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and dividend payments, to our preference and ordinary shareholders, as appropriate. Our Operating Subsidiaries are subject to capital, regulatory and other requirements that inform their ability to declare and pay dividends and make loans to other Group companies. In line with common market practice for regulated institutions, the PRA, the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested on October 21, 2013 that it be afforded the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. These and other requirements may mean that our Operating Subsidiaries are unable to pay sufficient dividends to enable us to meet our ongoing cash requirements. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends, Distributions and Reduction of Capital,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — State Dividend Limitations” in Item 1, above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7 below.

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
In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our 7.401% Perpetual Non-Cumulative Preference Shares, 7.250% Perpetual Non-Cumulative Preference Shares and 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, each with a liquidation preference of $25 per share) (collectively, the “Perpetual Preference Shares”) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As at December 31, 2015, there were 60,918,373 ordinary shares outstanding of which 5,787,245 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.
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
Some of the provisions in our bye-laws and in the laws and regulations of the jurisdictions where we conduct business could delay or deter a takeover attempt that shareholders might consider desirable and may make it more difficult to replace members of our Board.
Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if shareholders consider it beneficial to do so. These provisions could delay or prevent a change of control that shareholders might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.
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

•
if directors determine that share ownership by any person may result in material adverse tax consequences to Aspen Holdings, any of its subsidiaries, shareholders or affiliates, we have the option, but not the obligation, to purchase or assign to a third party the right to purchase the minimum number of shares held by such person solely to the extent that it is necessary to eliminate such material risk;

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

Further, as described under Part I, Item 1, “Business — Regulatory Matters,” prospective shareholders are required to notify our regulators on becoming “controllers” of any of our Operating Subsidiaries through ownership of Aspen Holdings shares above certain thresholds, typically 10% of outstanding shares. Some regulators, such as the PRA, require their approval prior to such shareholder becoming a “controller.” Other regulators may serve a notice of objection or are entitled to injunctive relief.
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
The Companies Act, which applies to us, differs in some material respects from laws generally applicable to U.S. corporations and their shareholders. These differences include, but are not limited to, the manner in which directors must disclose transactions in which they have an interest, the rights of shareholders to bring class action and derivative lawsuits, the scope of indemnification available to directors and officers and provisions relating to the amalgamations, mergers and acquisitions and takeovers. Holders of our ordinary shares and Perpetual Preference Shares may therefore have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.
Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are typically not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it. When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our ordinary shares and Perpetual Preference Shares and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in U.S. jurisdictions, particularly the State of Delaware.
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
The New York Stock Exchange may suspend trading generally as a result of technical issues which could cause an interruption in the trading market for our securities.
Our ordinary shares trade on the NYSE under the symbol “AHL” and several classes of our preference shares also trade on the NYSE. Trading in our securities that are listed on the NYSE may be halted due to a market disruption event, systems failure, cyber security attack or for other technical reasons. If the NYSE is unable to maintain the availability of its electronic trading systems or otherwise safeguard the security of trading within those platforms due to the occurrence of a technical failure, cyber attack or other information security incident, an investor's ability to trade in our securities may be compromised. On a few occasions in the past the NYSE has suspended trading in all securities listed on the NYSE due to unusual but major technical issues. During such a trading halt, there may be no trading market for our ordinary shares or preferred shares making it difficult for an investor to sell our securities in the volume, or at a price and time, which is attractive to such investor.
Risks Related to Taxation
Our non-U.S. companies (other than AUL) may be subject to U.S. income tax and that may have a material adverse effect on our operating results and your investment.
If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected. However, the operating results of Aspen U.K. should not be materially adversely affected if it is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to certain subsidiaries incorporated in the United States.
We intend to manage the business of Aspen Holdings and its non-U.S. subsidiaries so that none of these companies (other than AUL) should be subject to U.S. tax because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. with respect to the business produced pursuant to the binding authorities granted to certain subsidiaries incorporated in the United States). However, U.S. excise tax on premium income attributable to U.S. risks, U.S. withholding tax on certain U.S. source investment income, U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the above described binding authorities agreements, and profits attributable to APJ Jersey reflecting the recent expansion of its business into the Latin American market may apply. However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.
AUL is a member of Lloyd’s and subject to a closing agreement between Lloyd’s and the IRS (the “Closing Agreement”). Pursuant to the terms of the Closing Agreement, all members of Lloyd’s, including AUL, are subject to U.S. federal income taxation. Those members that are entitled to the benefits of a U.S. income tax treaty are deemed to be engaged in a U.S. trade or business through a U.S. permanent establishment. Those members not entitled to the benefits of such a treaty are merely deemed to be engaged in a U.S. trade or business. The Closing Agreement provides rules for determining the income considered to be attributable to the permanent establishment or U.S. trade or business. We believe that AUL may be entitled to the benefits of the U.S. income tax treaty with the U.K., although the position is not certain.
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
The U.K. Subsidiaries and APJ Jersey should be treated as resident in the United Kingdom and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. resident companies. The U.K. corporation tax rate reduced to 21% with effect from April 1, 2014 and to 20% with effect from April 1, 2015. The U.K. Government announced in July 2015 that the U.K. corporation tax would be further reduced to 19% with effect from April 1, 2017 and 18% with effect from April 1, 2020. These rate changes were enacted by the U.K. Government on November 18, 2015.
The Organization for Economic Co-operation and Development (“OECD”) published its final reports on Base Erosion and Profit Shifting ("BEPS Reports"), containing recommendations on measures to coordinate multilateral action on international tax rules, in October 2015. The recommended actions include amendments to the definition of a “permanent establishment” to be followed by an examination of the rules for attributing profit to a permanent establishment. Other recommended actions relate to the goal of ensuring that transfer pricing outcomes are in line with value creation, noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place, the tax treatment of hybrid financial instruments and the deductibility of intra-group interest payments for tax purposes.
In response to the BEPS recommendations, the U.K. Government has committed to adopt the revised transfer pricing guidelines and is considering the response to its consultation on hybrid mismatches. A consultation was launched in October 2015 in respect of restricting interest deductibility to prevent profit distortions in international groups. Changes to U.K. tax law in response to the BEPS Reports could adversely affect our tax liability.
The U.K. tax authority continues its review of the corporate debt provisions, which has already resulted in amendments to the late paid interest rules and the introduction of certain anti-avoidance measures for loan-related tax advantages. It is possible that future changes will be made to the U.K. tax treatment of interest, which may have an adverse effect on our intra-group financing arrangements.

A new U.K. Tax, the “Diverted Profits Tax” (“DPT”), which is levied at 25%, came into effect on April 1, 2015. This is an anti-avoidance measure aimed at protecting the U.K. tax base against profits being earned by activities carried out in the United Kingdom but which are not taxed in the United Kingdom, in particular as a result of arrangements amongst companies in the same multinational group.  The United Kingdom’s network of Double Tax Treaties does not offer protection in the event that DPT is deemed to apply. In the event that the rules apply to certain arrangements, then upfront payment of HMRC’s estimate of the deemed tax liability may be required. If any of our U.K. or non-U.K. companies is liable for DPT as a result of intra-group arrangements this could have a material adverse effect on our results.

Our U.K. and U.S. operations may be adversely affected by a transfer pricing adjustment in computing U.K. or U.S. taxable profits.
Any arrangements between U.K.-resident entities of the Aspen group and other members of the Aspen group are subject to the U.K. transfer pricing regime. Consequently, if any agreement (including any reinsurance agreements) between a U.K.-resident entity of the Aspen group and any other Aspen group entity (whether that entity is resident in or outside the United Kingdom) is found not to be on arm’s length terms and as a result a U.K. tax advantage is being obtained, an adjustment will be required to compute U.K. taxable profits as if such an agreement were on arm’s length terms. Similar rules apply in the U.S and would have a similar impact on our U.S. resident entities if transfer pricing adjustments were required. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K. or U.S. resident entities of the Aspen group.

The BEPS Reports included a recommendation that groups should be required in the future to report details of their operations and intra-group transactions in each jurisdiction (“country by country reporting”). The United Kingdom has implemented these recommendations with effect from January 1, 2016. Many non-OECD countries are still considering the implications of the proposals. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future.

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

The FTT proposal remains subject to negotiation between the participating Member States and consensus has not yet been reached as to the scope of the tax and how it should be levied. As a result, the FTT is unlikely to be implemented before January 2017 at the earliest. The introduction of FTT in the proposed or similar form could have an adverse effect on our economic performance.
Our operations may be affected by the introduction of the Common Reporting Standard (“CRS”).
The CRS has been introduced as an initiative by the OECD and is imposed on members of the E.U. by the European Directive on Administrative Co-operation. Similar to the Foreign Account Tax Compliance Act introduced by the United States, the CRS requires financial institutions which are subject to the rules to report certain information in respect of account holders. Information must be reported by U.K. financial institutions in 2017, based on information for the year ended December 31, 2016.
We intend to operate in compliance with the CRS. Any inadvertent failure to do so may have an adverse effect on our results.
Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules.
A “10% U.S. Shareholder” (defined as a U.S. Person (as defined below) who owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power of all classes of stock entitled to vote of a non-U.S. corporation, that is a CFC for an uninterrupted period of 30 days or more during a taxable year), which owns shares in the non-U.S corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year on which it is a CFC, must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For the purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.
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
Section 1248 of the Code, in conjunction with the RPII rules, provides that if a U.S. Person disposes of shares in a non-U.S. corporation that earns insurance income in which U.S. Persons own 25% or more of the shares (even if the amount of gross RPII is less than 20% of the corporation’s gross insurance income and the ownership of its shares by direct or indirect insureds and related persons is less than the 20% threshold), any gain from the disposition will generally be treated as a dividend to the extent of the holder’s share of the corporation’s undistributed earnings and profits that were accumulated during the period that the holder owned the shares (whether or not such earnings and profits are attributable to RPII). In addition, such a holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned by the holder. These RPII rules should not apply to dispositions of our shares because Aspen Holdings will not itself be directly engaged in the insurance business. The RPII provisions, however, have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of the RPII rules by the IRS, the courts, or otherwise, might have retroactive effect. The Treasury Department has authority to impose, among other things, additional reporting requirements with respect to RPII. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain.

U.S. Persons who hold our shares will be subject to adverse tax consequences if we are considered to be a passive foreign investment company (“PFIC”) for U.S. federal income tax purposes.
If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any of our shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of the date on which tax would otherwise be imposed, in which case such U.S. Person’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. The IRS issued proposed regulations intended to clarify the application of the PFIC rules to foreign insurance companies. These proposed regulations will not be effective until adopted in final form. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS because of the legal uncertainties related to the interpretation of the proposed regulation and the form in which such regulations may be finalised, among other things. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
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
The Foreign Account Tax Compliance Act (“FATCA”) provisions of the Code require withholding agents to withhold 30% of a U.S. dividend interest or other fixed payment made to a Foreign Financial Institution (“FFI”) and will, beginning January 1, 2019, require withholding on gross proceeds from the sale of securities which produce U.S. source interest or dividends, unless the FFI has entered into an agreement with the IRS to report account information for any of the FFI’s U.S. accountholders. Certain entities in the Aspen Group were identified as FFIs and were registered with the IRS ahead of the commencement date. The U.S. Treasury released models for Intergovernmental FATCA Agreements (“IGAs”) with other jurisdictions that will allow FFIs in those jurisdictions to report U.S. accountholder information only to local revenue authorities rather than the IRS. The U.K. / U.S. IGA was signed in September 2012. Non-Publicly Traded Securities Holders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow us to satisfy such obligations. In the event that this withholding tax is imposed, our operating results could be materially adversely affected.
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
For our U.K.-based reinsurance and insurance operations, Aspen U.K. signed an agreement on April 1, 2005 (following our entry in October 2004 into a heads of terms agreement) with B.L.C.T. (29038) Limited (the landlord), Tamagon Limited and Cleartest Limited in connection with leasing office space in London of approximately 49,500 square feet covering three floors. The term of the lease commenced in November 2004 and runs for 15 years. The building was sold to Tishman International in 2007 and to One Plantation Place Trust in 2012 but the terms of the lease remained unchanged. The lease is subject to five-yearly upwards-only rent reviews. In September 2014, we entered into an additional lease with One Plantation Place Trust for a further 14,000 square feet in the same building. The lease will run for a 14-year term. In 2011, we entered into another lease in London for approximately 7,000 square feet which expires in March 2016. In October 2014, we sub-leased this property until expiry in March 2016. We also license office space within the Lloyd’s building in London on the basis of a renewable 24-month lease.
In 2004, we entered into a five-year lease on 6,500 square feet in Rocky Hill, Connecticut. Subsequent five-year lease renewals have increased the square footage to 34,000 square feet with a lease expiry of April 2018. In 2010, we entered into a five-year lease for office space in Manhattan, New York, covering 24,000 square feet. In 2011, we leased an additional floor of 24,000 square feet in the same building for a four-year period. In March 2015, we renewed the lease on both floors in Manhattan, New York and entered into a new lease for an additional floor of 24,300 square feet in the same building, taking the total square footage in Manhattan, New York to 72,300 square feet. The new lease commences in March 2016 and will run for a 15 year term with a break clause at 10 years. In 2011, we also leased a 5,000 square foot office space in Chicago, Illinois and a 6,300 square foot office space in San Francisco, California. On September 28, 2012, we entered into an 8,000 square foot lease in Boston, Massachusetts for a five-year period. A portion of the Boston lease has been subleased. In August 2013, we entered into a seven-year lease for 5,000 square feet in Houston, Texas.
We also have smaller serviced or leased office space in other U.K. and U.S. locations. In addition, our international offices for our subsidiaries include locations with leased office space in Paris, Zurich, Geneva, Singapore, Dubai, Cologne and Dublin. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations. For more information on our leasing arrangements, please refer to Note 20(b) of our consolidated financial statements, “Commitments and Contingent Liabilities — Operating leases.”

Item 3.	Legal Proceedings
Similar to the rest of the insurance and reinsurance industry, we are subject to litigation and arbitration in the ordinary course of our business. Our subsidiaries are regularly engaged in the investigation, conduct and defense of disputes, or potential disputes, resulting from questions of insurance and reinsurance coverage or claims activities. Pursuant to our insurance and reinsurance arrangements, many of these disputes are resolved by arbitration or other forms of alternative dispute resolution. In some jurisdictions, noticeably the U.S., a failure to deal with such disputes or potential disputes in an appropriate manner could result in an award of “bad faith” punitive damages against our Operating Subsidiaries. In addition, we may be subject to lawsuits and regulatory actions in the normal course of business that do not arise from, or directly relate to, insurance and reinsurance coverage or claims. This category of litigation typically involves, among other things, allegations of underwriting errors or omissions, employment claims or regulatory activity.
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

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
Period	High	Low

2015
First Quarter	$47.74	$41.96	$0.20
Second Quarter	$49.00	$46.00	$0.21
Third Quarter	$49.84	$44.88	$0.21
Fourth Quarter	$51.01	$45.38	$0.21
2014
First Quarter	$41.38	$36.18	$0.18
Second Quarter	$47.16	$39.01	$0.20
Third Quarter	$45.98	$39.20	$0.20
Fourth Quarter	$45.00	$41.39	$0.20
Number of Holders of Ordinary Shares
As of February 16, 2016, there were 132 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Perpetual Preference Shares.
Dividends
Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our operating results and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors the Board deems relevant at the time. For information on the dividends paid per ordinary share in 2014 and 2015, see the table under “— Market Information” above.
We are a holding company and have no direct operations. Our ability to pay dividends depends on the ability of our Operating Subsidiaries and other subsidiaries to pay us dividends. The Operating Subsidiaries are subject to significant regulatory restrictions limiting their ability to declare and pay dividends. For a summary of these restrictions, see Part I, Item 1, “Business — Regulatory Matters,” Item 1A, Risk Factors, “Risks Related to Our Ordinary Shares — Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
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

Purchases of Equity Securities by Issuer and Affiliated Purchasers
The following table provides information about purchases by the Company of the Company’s equity securities during the three months ended December 31, 2015:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($millions)
October 1, 2015 to October 31, 2015	—	—	—	$416.3
November 1, 2015 to November 30, 2015	—	—	—	$416.3
December 1, 2015 to December 31, 2015	—	—	—	$416.3
Total(1)	—	—	—	$416.3
_______________

(1)
During the fourth quarter of 2015, there were no share repurchases. We had $416.3 million remaining under the share repurchase authorization as at December 31, 2015. On February 5, 2015, the Board replaced the existing share repurchase authorization program with a new share repurchase authorization program of $500.0 million. The total share repurchase authorization, which was effective immediately through February 6, 2017, permits us to effect the repurchases of our ordinary shares from time to time through a combination of transactions, including open market purchases, privately negotiated transactions and accelerated share repurchase transactions.

Recent Sales of Unregistered Securities
None.
Securities Authorized For Issuance Under Equity Compensation Plans
See “Equity Compensation Plan Information” contained in Part III, Item 12 below.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of our ordinary shares compared with such return for the (i) S&P 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2010 to December 31, 2015, assuming $100 was invested on December 31, 2010. As depicted in the graph below, the cumulative total return during this period was (i) 85.5% on our ordinary shares, (ii) 79.8% for the S&P 500 Composite Stock Price Index and (iii) 108.6% for the S&P Property & Casualty Industry Group Stock Price Index.
Comparison of 5 Year Cumulative Total Return*
Among Aspen Insurance Holdings Limited, the S&P 500 Composite Stock Price Index and
the S&P 500 Property & Casualty Industry Group Stock Price Index

$250
$200
$150
$100
$50
$0
Dec-10
Dec-11
Dec-12
Dec-13
Dec-14
Dec-15
AHL
S&P 500
S&P 500 P&C Insurance Index

_______________
*$100 invested on December 31, 2010 in stock or index, including reinvestment of dividends (fiscal year ending December 31)

	12/10	12/11	12/12	12/13	12/14	12/15
Aspen Insurance Holdings Limited	100.00	94.70	117.00	153.20	165.30	185.50
S&P 500	100.00	102.10	118.30	156.20	177.30	179.80
S&P 500 Property & Casualty Insurance	100.00	99.70	119.70	165.30	190.80	208.60
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
The Board and Corporate Action.  Our bye-laws provide that the Board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. The Board is divided into three classes, designated Class I, Class II and Class III. Our Class I directors are elected to serve until the 2017 annual general meeting, our Class II directors are elected to serve until the 2018 annual general meeting and our Class III directors are elected to serve until our 2016 annual general meeting. Notwithstanding the foregoing, directors who are seventy (70) years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.
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
Description of our 7.401% Perpetual Preference Shares
In November 2006, the Board authorized the issuance and sale of up to an aggregate amount of 8,000,000 of our 7.401% Perpetual Preference Shares, with a liquidation preference of $25 per security (the “7.401% Perpetual Preference Shares”). On March 31, 2009, we purchased 2,672,500 of our 7.401% Perpetual Preference Shares at a price of $12.50 per share. As at December 31, 2015, there were 5,327,500 7.401% Perpetual Preference Shares outstanding. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 7.401% Perpetual Preference Shares, 7.250% Perpetual Preference Shares (as defined below) and 5.95% Perpetual Preference Shares (as defined below).
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
Description of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares

On April 25, 2013, the Board authorized the issuance and sale of up to $300,000,000 of our 5.95% Fixed-to-Floating Rate Perpetual Preference Non-Cumulative Shares, with a liquidation preference of $25 per security (the “5.95% Perpetual Preference Shares”). On May 2, 2013, we issued 11,000,000 5.95% Perpetual Preference Shares for an aggregate amount of $275 million. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to our 5.95% Perpetual Preference Shares, 7.401% Perpetual Preference Shares and 7.250% Perpetual Preference Shares.

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
The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2015, 2014, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2015, 2014, 2013, 2012 and 2011 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2015, and for each of the twelve months ended December 31, 2015, 2014 and 2013, and the reports thereon of KPMG LLP (in respect of 2015) and KPMG Audit Plc (in respect of 2014 and 2013), both independent registered public accounting firms, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2015	2014	2013	2012	2011
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross written premiums	$2,997.3	$2,902.7	$2,646.7	$2,583.3	$2,207.8
Net premiums written	2,646.2	2,515.2	2,299.7	2,246.9	1,929.1
Net premiums earned	2,473.3	2,405.3	2,171.8	2,083.5	1,888.5
Loss and loss adjustment expenses	(1,366.2)	(1,307.5)	(1,223.7)	(1,238.5)	(1,556.0)
Amortization of deferred policy acquisition costs, general, administrative and corporate expenses	(907.6)	(896.9)	(790.1)	(726.3)	(631.5)
Net investment income	185.5	190.3	186.4	204.9	225.6
Net income/(loss)	323.1	355.8	329.3	280.4	(110.1)
Basic earnings/(loss) per share	4.64	4.92	4.29	3.51	(1.88)
Fully diluted earnings/(loss) per share	4.54	4.82	4.14	3.39	(1.88)
Basic weighted average shares outstanding (millions)	61.3	64.5	66.9	71.1	70.7
Diluted weighted average shares outstanding (millions)	62.7	65.9	69.4	73.7	70.7
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	55.2%	54.4%	56.3%	59.4%	82.4%
Expense ratio (on net premiums earned) (2)	36.7%	37.3%	36.3%	34.9%	33.5%
Combined ratio (3)	91.9%	91.7%	92.6%	94.3%	115.9%
Summary Balance Sheet Data
Total cash and investments (4,8)	$8,811.7	$8,607.4	$8,253.4	$8,203.9	$7,624.9
Premiums receivable (5)	1,151.6	1,058.6	1,045.5	1,141.8	985.1
Total assets	11,048.8	10,716.3	10,230.5	10,310.6	9,460.5
Loss and loss adjustment expense reserves	4,938.2	4,750.8	4,678.9	4,779.7	4,525.2
Reserves for unearned premiums	1,587.2	1,441.8	1,280.6	1,120.8	916.1
Loan notes issued by variable interest entities, at fair value (9)	190.6	138.6	50.0	—	—
Long-term debt	549.2	549.1	549.0	499.1	499.0
Total shareholders’ equity	3,419.9	3,419.3	3,299.6	3,488.4	3,156.0
Per Share Data (Based on U.S. GAAP balance sheet data):
Book value per ordinary share (6)	$46.99	$46.16	$41.87	$42.12	$39.66
Diluted book value per share (treasury stock method) (7)	$46.00	$45.13	$40.90	$40.65	$38.21
Cash dividend declared per ordinary share	$0.83	$0.78	$0.71	$0.66	$0.60
______________

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing amortization of deferred policy acquisition costs and general, administrative and corporate expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed income securities, equities, bank loans, other investments, short-term investments and catastrophe bonds.

(5)	Premiums receivable including funds withheld.

(6)
Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 70,655,698, 70,753,723, 65,546,976, 62,017,368 and 60,918,373 at December 31, 2011, 2012, 2013, 2014 and 2015, respectively.

(7)
Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, at December 31, 2011, 2012, 2013, 2014 and 2015, divided by the number of dilutive equivalent shares outstanding of 73,355,674, 73,312,340, 67,089,572, 63,444,356 and 62,240,466 at December 31, 2011, 2012, 2013, 2014 and 2015, respectively. At December 31, 2011, 2012, 2013, 2014 and 2015, there were 2,699,976, 2,558,617, 1,542,596, 1,426,988 and 1,322,093 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options.

(8)	Including cash within consolidated variable interest entities of $243.3 million as at December 31, 2015 and $176.7 million as at December 31, 2014.

(9)
Of the total loan notes issued by our consolidated variable interest entities, at fair value, of $190.6 million as at December 31, 2015, $103.0 million were classified as long term liabilities and $87.6 million were classified as current liabilities due and payable in less than one year. For more information, refer to Note 7, “Variable Interest Entities” of our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2015, 2014 and 2013. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related Notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.
Aspen’s Year in Review
In 2015, the insurance industry, including us, continued to be challenged as a result of the impact of rate reductions across many lines of business in both insurance and reinsurance and the continuing low investment returns. We are pleased with our overall results for 2015 which delivered a strong return on equity of 10.0% for 2015 compared to 11.1% for 2014 and a 1.9% growth in diluted book value per share. We achieved this through our continued focus on our three strategic levers - business portfolio optimization, capital efficiency and enhancing investment returns.
Business Portfolio Optimization.  We made continued strong progress on our business optimization initiatives in 2015. We further diversified our business, both by product and geography, expanding our reinsurance and insurance operations, respectively, into markets including Australia and Singapore.
In our insurance segment, our U.S. insurance teams continued to gain scale, with premiums from our U.S. teams growing by more than 14% over the prior year. We expanded into Singapore, grew our property operations in Bermuda and Chicago, and launched Aspen Starr Property, a joint underwriting initiative with Starr Companies that began writing European property business in the second half of the year. We launched our broadened railroad offering and further developed our environmental and excess casualty businesses. Late in the year, we started the rollout of our global insurance product lines with the launch of our global accident and health business.
Elsewhere, we also continue to target select markets where we have the expertise and creativity to help provide our clients with solutions to complex risks. There are areas where rates are under pressure but there are other areas where the rating environment is not as stressed that we have targeted such as data protection liability, credit and political risks and warranty and indemnity. As a result, gross written premium for the insurance segment increased by 1.1%, with growth in property and casualty and financial and professional lines and primarily driven by the U.S. teams. Our combined ratio in insurance was 96.1% in 2015 compared to 96.2% in 2014.
In our reinsurance segment, we have also diversified by product line, significantly increasing our specialty and other property lines while reducing our exposure to property catastrophe, particularly through our Aspen Capital Markets business. Our premium increased over the prior year, having demonstrated our strong relationships in the market and relevance as we are continually shown specific larger attractive opportunities and have had success with our renewal levels and an increase in submission flow.
Notwithstanding the influx of third party capital into the reinsurance market and rate pressures, in particular in property catastrophe, we were able to benefit both through Aspen Capital Markets and our clients who buy meaningful amounts of reinsurance and chose to concentrate their purchases with fewer, larger reinsurers, including us. Our Aspen Capital Markets team effectively leveraged Aspen Re’s underwriting expertise to continue to provide investors with access to diversified natural catastrophe risk backed by Aspen Re’s existing underwriting franchise, thereby growing our use of third party capital and alternative reinsurance structures. Silverton, our sidecar, was established in 2013 to provide quota share support to Aspen Re’s global property catastrophe excess of loss reinsurance business in light of these objectives. Silverton raised $65.0 million (of which $50.0 million was raised from third parties) in 2013 and this increased to $85.0 million (of which $70.0 million was raised from third parties) in 2014. In 2015, Silverton further increased this to $125.0 million (of which $100.0 million was raised by third parties).
We also continued to focus on growth in regional areas. In particular, we targeted growth in international markets such as Asia Pacific, Middle East and Africa and Latin America. These markets have a number of opportunities which we were able to capitalize on using our regional offices. In 2015, we grew 4% in our emerging markets which accounted for approximately 19% of our reinsurance segment. We saw an opportunity to improve the solutions being offered to mid-western and smaller U.S. clients and as a result, we advanced our U.S. regional reinsurance strategy by strengthening our underwriting team and dedicating additional resources and capital to this opportunity. We also wrote a limited number of specific large contracts in areas that are attractive to us.

The reinsurance segment’s gross written premium in 2015 was $1.25 billion, an increase of over 6% from 2014, with growth primarily in specialty and other property. The combined ratio was 80.4% in 2015 compared to 77.6% in 2014, driven primarily by higher acquisition costs associated with pro rata business.
Capital Management. We continue to focus on capital management and maintain our capital at an appropriate level. In 2015, we continued our strategy to return excess capital to shareholders with the repurchase of 1,790,333 ordinary shares for a total consideration of $83.7 million. On February 5, 2015, our Board authorized a new share repurchase program of $500 million to replace the existing authority. In addition, in the second quarter of 2015, we increased our quarterly dividend on our ordinary shares from $0.20 to $0.21 per ordinary share.
Investment Management.  We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2015, our investments consisted of a diversified portfolio of fixed income securities, global equities and money market funds. Our overall portfolio strategy remains focused on high quality fixed income investments. In keeping with our strategy of improving long term investment returns and in light of the ongoing low interest rate environment, in 2013 we invested in a $200.0 million BBB Emerging Market Debt portfolio, which is reported in corporate and foreign government securities and in 2014 we adjusted our asset allocation by increasing our equity exposures by $240.0 million, of which $80.0 million was invested in our global equity strategy and $160.0 million was invested in a minimum volatility equity portfolio. In 2014, we maintained an 8.5% position in equities, a 1.0% position in BB Bank Loans and a 2.5% position in BBB Emerging Market Debt. In November 2015, we liquidated the majority of our BB Bank Loan portfolio and received net proceeds of $82.5 million. Proceeds from the sales were reinvested into the BBB Emerging Market Debt portfolio. As at December 31, 2015, we had an 8.7% position in equities, a 3.5% position in BBB Emerging Market Debt and a 0.4% in risk asset portfolio cash. As a result, our investments in equities, BBB Emerging Market Debt and risk portfolio cash consisted of approximately 12.6% of our Managed Portfolio (2014 — 12.5%).
Financial Overview
The following overview of our 2015, 2014 and 2013 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.
Operating highlights

•	Annualized net income return on average equity of 10.0% for 2015 compared with 11.1% in 2014 and 10.6% in 2013.

•	Gross written premiums of $2,997.3 million in 2015, an increase of 3.3% compared with 2014 and 13.2% compared to 2013.

•
Combined ratio of 91.9% for 2015, including $90.5 million, or 3.7 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, compared with 91.7% for 2014, which included $65.5 million or 2.7 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements and 92.6% for 2013, which included 4.7 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements. Excluding the charge in 2014 attributable to defending the unsolicited approach and an inadequate offer by Endurance Specialty Holdings Limited (“Endurance”), the combined ratio was 90.5%.

•
Net favorable development on prior year loss reserves of $156.5 million, or 6.3 combined ratio points, for 2015 compared with $104.1 million, or 4.3 combined ratio points, for 2014, and $107.7 million, or 5.0 combined ratio points, for 2013.

Gross written premiums.  The changes in our segments’ gross written premiums for the twelve months ended December 31, 2015, 2014 and 2013 are as follows:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2015		2014		2013
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,248.9	6.5%	$1,172.8	3.4%	$1,133.9
Insurance	1,748.4	1.1%	1,729.9	14.4%	1,512.8
Total	$2,997.3	3.3%	$2,902.7	9.7%	$2,646.7
Gross written premiums increased by 3.3% in 2015 when compared to 2014 predominantly due to our reinsurance lines, with growth from our other property and specialty reinsurance business lines offsetting planned reductions in property catastrophe lines. Premiums from our insurance segment increased due to growth principally in our U.S. and U.K. property and casualty insurance lines and financial and professional lines offset by reductions in our marine, aviation and energy insurance.
In 2015, premiums from our reinsurance segment increased by 6.5% when compared to 2014 across all business lines with the exception of property catastrophe reinsurance. The increase is mainly attributable to increased business written in our other property reinsurance, in particular our pro rata business, and specialty reinsurance business lines, specifically our credit and surety and agriculture lines. Gross written premiums in casualty reinsurance have remained broadly stable.
The increase in gross written premiums in 2015 from our insurance segment is modest at 1.1% driven by growth in property and casualty insurance both in our U.S. and our international teams which has been offset by reductions in marine, aviation and energy. The decrease in gross written premium in marine, aviation and energy insurance lines is largely due to the repositioning of certain accounts and difficult market conditions, including increased competition in particular in energy. The prior year also benefited from favorable prior-year premium adjustments . The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our U.S. lines with increases in some classes in international.
Overall, gross written premiums increased by 9.7% in 2014 compared to 2013 due primarily to increases from our insurance lines, mainly in the U.S. In 2014, premiums from our reinsurance segment increased by 3.4% reflecting growth in catastrophe and other property lines offset by planned reductions in casualty lines. The increase in property catastrophe premiums in 2014 is mainly attributable to the impact of Aspen Capital Markets enabled us to leverage our existing franchise and underwriting expertise to increase line sizes and cede risk to third party investors. The increase in other property reinsurance is predominantly due to growth in our pro rata business across most regions. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior-year premium estimates and planned reductions in some casualty lines. Specialty reinsurance maintained its levels of written premium as growth in specialty marine offset reductions in credit and surety. Our insurance segment’s premiums increased by 14.4% principally due to growth across all major business lines with premium reductions limited to marine, aviation and energy lines written by our U.K.-based teams due to repositioning of certain accounts and difficult market conditions.
Combined ratio.  We monitor the ratio of losses and expenses to net earned premium (the “combined ratio”) as a measure of relative performance where a lower ratio represents a better result than a higher ratio. The combined ratios for our two business segments for the twelve months ended December 31, 2015, 2014 and 2013 were as follows:

	Combined Ratios for the Twelve Months Ended December 31,
Business Segment	2015	2014	2013
Reinsurance	80.4%	77.6%	76.4%
Insurance	96.1%	96.2%	103.9%
Total	91.9%	91.7%	92.6%
The combined ratio for 2015 increased by 0.2 percentage points compared to 2014, primarily due to a 0.8 percentage point increase in the loss ratio offset by a 0.6 percentage point reduction in the expense ratio. The loss ratio increase was due to the insurance segment which experienced an increased frequency of mid-sized losses and higher catastrophe losses. The reduction in the expense ratio is due to a lower operating expense ratio in the insurance segment as we reach scale in our U.S. operations partially offset by higher acquisition costs in the reinsurance segment due to a change in business mix towards pro rata business which attracts higher commission rates. The operating expense ratio was adversely impacted in 2014 by $28.5 million due to the costs of defending the unsolicited approach and an inadequate offer by Endurance.
The combined ratio for 2014 decreased by 0.9 percentage points compared to 2013, primarily due to a 1.1 percentage point reduction in the loss ratio offset by a 1.0 percentage point increase in the expense ratio. The loss ratio reduction was due predominantly to lower pre-tax catastrophe losses, net of reinsurance and reinstatements reducing to $65.5 million in 2014 from $101.9 million in 2013. The increase in expense ratio in 2014 was due to a $49.1 million increase in operating expenses attributable to defending the unsolicited approach and an inadequate offer by Endurance at a cost of $28.5 million, increases in staff costs and performance-related accruals.
In each of the years ended December 31, 2015, 2014 and 2013, we recorded a reduction in the level of reserves for prior years. In 2015, we reported net favorable development on prior year loss reserves of $156.5 million, or 6.3 combined ratio points, compared with $104.1 million, or 4.3 combined ratio points, for 2014, and $107.7 million, or 5.0 combined ratio points, for 2013.
Reserve releases increased overall by $52.4 million in 2015 mainly due to a $60.6 million increase in net reserve releases in our insurance segment from $5.1 million in 2014 to $65.7 million in 2015. Reserve releases decreased by $3.6 million in 2014 due mainly to a reduction in the net reserve release for our reinsurance segment from $122.6 million in 2013 to $99.0 million in 2014. In 2014, reserve releases in our insurance segment increased by $20.0 million to $5.1 million as in 2013, we had net reserve strengthening in our insurance segment of $14.9 million principally in the marine and energy liability account in the marine, aviation and energy line of business. Further information relating to the release of reserves can be found below under “— Reserves for Losses and Loss Adjustment Expenses — Prior Year Loss Reserves.”
Amortization of deferred policy acquisition costs increased in 2015 compared to 2014, and in 2014 compared to 2013, in line with premium growth in our U.S. insurance operations and due to changes in business mix towards more pro rata business which attracts higher average commission rates. In 2014, the deferred acquisition costs were also impacted by adjustments in profit-related commission accruals.
General, administrative and corporate expenses have decreased to $424.0 million in 2015 from $445.7 million in 2014 and increased from $368.1 million in 2013. The decrease in 2015 compared to 2014 is largely due to expenses attributable to defending the unsolicited approach and an inadequate offer by Endurance at a cost of $28.5 million in 2014. This was also largely the reason for the increased expenses in 2014 compared to 2013 combined with an increase in staff costs, performance-related accruals and costs associated with the continued build out of our U.S. insurance operations.
Net investment income.  In 2015, we generated net investment income of $185.5 million, a decrease of 2.5% on the prior year (2014 — $190.3 million; 2013 — $186.4 million). The decrease was primarily due to lower reinvestment rates and declining book yields from fixed income securities partially offset by $20.1 million of dividend income from our global equity securities portfolio in 2015 compared with $17.1 million in 2014 and $12.6 million in 2013. The increase in investment income in 2014 compared to 2013 was due primarily to a higher investment balance compared to 2013.
Taxes.  We recognized a tax expense in 2015 of $14.4 million (2014 — $12.1 million expense; 2013 — $13.4 million expense), equivalent to a consolidated rate on income before tax of 4.3% in 2015 compared to 3.3% in 2014 and 3.9% in 2013. The effective tax rate in 2015 was impacted by a greater proportion of group profits being generated by U.K.-based operations offset in part by the reduction in the U.K. corporate tax rate from 21% to 20% in 2015. The decrease in the effective tax rate in 2014 compared to 2013 was largely associated with the reduction in the U.K. corporate tax rate from 23% to 21%. The tax in each of the years is representative of the geographic spread of our business between taxable and non-taxable jurisdictions in such years.
Net income.  For 2015, we reported income after taxes of $323.1 million, compared to income after taxes of $355.8 million in 2014, and income after taxes of $329.3 million in 2013. The decrease in net income in 2015 over 2014 was primarily due to the $31.3 million decrease in underwriting income resulting from higher catastrophe losses offset by growth in premiums earned. The increase in net income after tax in 2014 over 2013 was due primarily to the $42.9 million increase in underwriting income resulting from higher earned premiums and lower catastrophe losses which were partially offset by increased expenses that included a $28.5 million charge attributable to defending the unsolicited approach and an inadequate offer by Endurance.
Other comprehensive income. Total other comprehensive income decreased by $174.7 million (2014 — $15.2 million increase), net of taxes, for the twelve months ended December 31, 2015. This comprises a net unrealized loss of $68.5 million in the available for sale investment portfolio (2014 — $42.4 million unrealized gain) largely attributable to the impact of rising interest rates on our bond portfolios, a $36.7 million reclassification of net realized gains to net income (2014 — $7.5 million reclassified realized gains), a $2.6 million unrealized gain (2014 — $3.8 million unrealized loss) on the hedged derivative contracts and an unrealized loss in foreign currency translation of $72.1 million (2014 —$15.9 million unrealized loss) largely attributable to the impact from the strengthening of the U.S. dollar.
Dividends.  In April 2015, the Board approved an increase in the quarterly dividend on our ordinary shares from $0.20 per ordinary share to $0.21 per ordinary share (2014 — $0.20 quarterly dividend; 2013 — $0.18 quarterly dividend). This resulted in a total ordinary dividends for 2015 of $50.9 million (2014 — $50.3 million; 2013 — $47.8 million). Dividends paid on the preference shares in 2015 were $37.8 million (2014 — $37.8 million; 2013 — $35.5 million).
Shareholders’ equity and financial leverage.  Total shareholders’ equity increased slightly by $0.6 million from $3,419.3 million as at December 31, 2014 to $3,419.9 million at December 31, 2015. The most significant movements were:

•	an increase of $233.5 million in retained earnings for the period;

•	a reduction of $174.7 million in other comprehensive income; and

•	the repurchase of 1,790,333 ordinary shares for $83.7 million through open market and other repurchases.
As at December 31, 2015, our total shareholders’ equity included preference shares with a total value as measured by their respective liquidation preferences of $568.2 million (2014 — $568.2 million) less issue costs of $12.4 million (2014 — $12.4 million).

Our senior notes were the only material debt issued by Aspen Holdings as of December 31, 2015 and 2014 of $549.2 million and $549.1 million, respectively. In addition to the senior notes issued by Aspen Holdings, we have also reported $190.6 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at December 31, 2015, this ratio was 17.8% (2014 — 17.0%).
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total debt and the liquidation preference of our preference shares to total capital which was 31.1% as of December 31, 2015 (2014 — 30.8%).
Diluted book value per ordinary share at December 31, 2015 was $46.00, an increase of 1.9% compared to $45.13 at December 31, 2014.
Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses) and non-controlling interests, divided by the number of ordinary shares in issue at the end of the period.
Balances as at December 31, 2015 and 2014 were:

	As at December 31, 2015	At December 31, 2014
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,419.9	$3,419.3
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	(1.3)	(0.5)
Net assets attributable to ordinary shareholders	$2,862.8	$2,863.0
Issued ordinary shares	60,918,373	62,017,368
Issued and potentially dilutive ordinary shares	62,240,466	63,448,319

Market Conditions, Rate Trends and Developments in 2015 and Early 2016

Overall. The rate environment continues to pose challenges in both our reinsurance and insurance segments.
Reinsurance. Aspen Re continues to be shown opportunities in areas that we find attractive and where we can be selective in our growth. While the reinsurance rate environment remained soft in 2015, with overall rates down by 6% on average, we continued to target and find success in specialty reinsurance.
The reinsurance market continued to face pricing challenges during the January 1, 2016 renewals, with rates down on average by 4% although the impact varied by line and geography. In general, relative pricing for most lines held better in the United States compared to elsewhere and there were positive movements in some loss affected portfolios. As a result, we maintained flexibility in deploying capital regionally, growing faster in North America where rates are higher and pulling back in Europe. Terms and conditions remained reasonably stable while clients continued to consolidate panels, choosing reinsurers capable of delivering a broad range of products with local distribution reach. Our gross written premiums during the January 1, 2016 renewals increased by approximately 9% compared to our 2015 renewal season, although approximately 4% is due to timing on a significant contract in specialty reinsurance. The remaining growth in our reinsurance renewals was primarily as a result of increased shares on long-established relationships and new lines from existing clients. Our growth was primarily in our targeted specialty reinsurance and other property reinsurance classes of business. In property catastrophe reinsurance, where we continued to manage our exposure, we reduced our business by approximately 10%. We further reduced our property catastrophe exposure by continuing to leverage third-party capital through Aspen Capital Markets. Rates in other property and property catastrophe in the United States decreased approximately 4% whereas elsewhere property catastrophe rates decreased by approximately 7%. Casualty reinsurance rates remained relatively flat during the renewal season.

Insurance. We remain selective, deploying capital to areas where returns are more attractive and where we can differentiate our services to attract quality clients. We continued to find opportunities in our property and casualty insurance line and our financial and professional lines. We decided to pull back in some areas, especially in our marine, aviation and energy insurance line, where we believe rates do not reflect the underlying risk. Part of our energy business, particularly energy physical damage, were among the softest, as was aviation for which the fourth quarter is the largest for renewals.

Investments. We are exposed to interest rate risk with respect to our fixed income investments. Changes in market interest rates will impact the net unrealized gain or loss position of our fixed income investment portfolio and the yield we receive on both new cash invested and reinvestment of existing funds. In a low interest rate environment, we may be forced to reinvest proceeds from coupons and investments that have been sold, matured or paid down at lower yields, which will reduce our investment income.
See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.
Recent Developments

On January 19, 2016, Aspen U.S. Holdings acquired 100% of the equity and voting interest of AG Logic Holdings, LLC(“AgriLogic”), a specialist U.S. crop managing general agency business with an integrated agricultural consultancy, for an initial purchase price of $53.0 million and additional contingent consideration subject to the future performance of the business. A significant proportion of the acquired business will be represented by intangible assets and goodwill with all other assets being immaterial. The acquisition further diversifies our portfolio of specialty insurance business and complements our strategy of building businesses which are founded on deep technical expertise. During 2015, AgriLogic as a managing general agent generated approximately $185.0 million in gross written premium for its insurance carriers. AgriLogic provides us with renewal rights on its existing book of business which we would initially access through a reinsurance arrangement, and will be written in subsequent periods on a direct basis.

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
Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $240.0 million in gross written premium in 2015 (2014 — $197.4 million), or 19.2% of our reinsurance segment, of which $15.1 million was estimated (2014 — $41.1 million) and $224.9 million was reported by the cedants (2014 — $156.3 million). Excluding the impact of fixed costs such as reinsurance premiums and operating expenses, we estimate that the impact of a $1.0 million increase in our estimated gross premiums written in our property treaty pro rata business would increase net income before tax by $0.1 million for the year ended December 31, 2015 (2014 — $0.1 million increase).
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
We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $240.0 million (2014 — $197.4 million) in our property reinsurance treaty pro rata account as of December 31, 2015, a variation of 5% could increase or reduce net income before taxation by approximately $0.2 million (2014 — $0.2 million).
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
IBNR reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition, we do not have specific information on IBNR claims so they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by class of business within each line of business. Where appropriate, analyses may be conducted on sub-sets of a class of business. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves. IBNR reserves also cover any potential development of reported claims. Over recent years, we have begun to place greater reliance on our actual actuarial experience for our long-tail lines of business that we have written since our inception in 2002. We believe that our earliest accident years are now capable of providing us with meaningful actuarial indications. Estimates and judgments for new insurance and reinsurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2015.
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
Actuarial Methodologies.  The main projection methodologies that are used by our actuaries are as follows:

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
Reserving procedures and process.  Our actuaries calculate the IELR, BF and Chain Ladder and, if appropriate, other methods for each class of business and each accident year. They then calculate a single point actuarial mean best estimate(“ultimate”) for each class of business and provide a stochastic distribution around the mean for each line of business. The actuarial methodologies involve significant subjective judgments reflecting many factors, including but not limited to, changes in legislative conditions, changes in judicial interpretation of legal liability policy coverages and inflation. Our actuaries collaborate with our underwriting, claims, legal and finance teams in identifying factors which are incorporated in their range of ultimates in which management’s best estimate is most likely to fall. The actuarial stochastic distribution is designed to provide management with a range from which it is reasonable to select a single best estimate for inclusion in our financial statements.
There are no differences between our year-end and our quarterly internal reserving procedures and processes because our actuaries perform the basic projections and analyses described above for each class of business.
Selection of reported gross reserves.  Management, through its Reserve Committees, reviews the actuarial stochastic distribution and any other evidence before selecting its best estimate of reserves for each line of business. Management selects the “management best estimate” by considering all the information provided to them and by considering the risks and uncertainties within the actuarial mean best estimate. Management has to date selected its best estimate above that of the actuarial mean best estimate and within the range of the actuarial stochastic distribution. This provides the basis for the recommendation to the Audit Committee and the Board made by management regarding the reserve amounts and related disclosures to be recorded in our financial statements.
There are three Reserve Committees, one for each of the insurance and reinsurance segments and a “core” committee that makes final reserving recommendations. The “core” Reserve Committee currently consists of the Group Chief Risk Officer (the chair), the Chief Executive Officer of Aspen Re, the Group Head of Risk and the Group Chief Actuary, the Group Chief Financial Officer, the Group Head of Capital Management, the U.S. Insurance Chief Actuary, the President and Chief Underwriting Officer of Aspen Re, and the Chief Operating Officer of Aspen Insurance and President of Aspen International Insurance. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each of the insurance and reinsurance reserve committees, respectively.
Each class of business within each line of business is reviewed in detail by management through its Reserve Committee at least once a year. The timing of such reviews varies throughout the year. Additionally, we review the emergence of actual losses relative to expectations every fiscal quarter for all classes of business. If warranted from this analysis, we may accelerate the timing of our detailed actuarial reviews.
Uncertainties.  While the management selected reserves make a reasonable provision for unpaid loss and loss adjustment expense obligations, we note that the process of estimating required reserves, by its very nature, involves uncertainty and therefore the ultimate claims may fall outside the actuarial range. The level of uncertainty can be influenced by such factors as the existence of coverage with long duration reporting patterns and changes in claims handling practices, as well as the other factors described above.
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
These factors are incorporated in the recommended reserve range from which management selects its best point estimate. We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. As at December 31, 2015, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $142.1 million in loss reserves which would represent 42.1% of income before income tax for the twelve months ended December 31, 2015. As at December 31, 2014, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $135.7 million in loss reserves which would represent 36.9% of income before income tax for the twelve months ended December 31, 2014. A 5% change in our net loss reserves equates to $229.2 million and represents 6.4% of shareholders’ equity at December 31, 2015.
There are specific areas of our selected reserves which have additional uncertainty associated with them. See Part I, Item 1A, Risk Factors, “Insurance Risks — Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves” for a discussion of the specific areas of our selected reserves which have additional uncertainty. In each case, management believes they have selected an appropriate best estimate based on current information and current analyses.
Loss Reserving Sensitivity Analysis:  The most significant key assumptions identified in the reserving process are that (i) the historic loss development and trend experience is assumed to be indicative of future loss development and trends, (ii) the information developed from internal and independent external sources can be used to develop meaningful estimates of the initial expected ultimate loss ratios, and (iii) no significant losses or types of losses will emerge that are not represented in either the initial expected loss ratios or the historical development patterns.
We believe that there is potentially significant risk in estimating loss reserves for long-tail lines of business and for immature accident years that may not be adequately captured through traditional actuarial projection methodologies. As discussed above, these methodologies usually rely heavily on projections of prior year trends into the future. In selecting our best estimate of future liabilities, we consider both the results of actuarial point estimates of loss reserves in addition to the stochastic distribution of reserves. In determining the appropriate best estimate, we review (i) the position of overall reserves within the actuarial distribution, (ii) the result of bottom up analysis by accident year reflecting the impact of parameter uncertainty in actuarial calculations, and (iii) specific qualitative information on events that may have an effect on future claims but which may not have been adequately reflected in actuarial best estimates, such as the potential for outstanding litigation or claims practices of cedants to have an adverse impact.
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
Management’s best estimate of the net reserve for losses and loss expenses at December 31, 2015 is $4,583.4 million. The following tables show the effect on estimated net reserves for losses and loss expenses as of December 31, 2015 of a change in two of the most critical assumptions in establishing reserves: (i) loss emergence patterns, accelerated or decelerated by three and six months; and (ii) expected loss ratios varied by plus or minus five and ten percent. Management believes that a reasonably likely scenario is represented by such a standard, as used by some professional actuaries as part of their review of an insurer’s or reinsurer’s reserves. Utilizing this standard as a guide, management has selected these variances to determine reasonably likely scenarios of variability in the loss emergence and loss ratio assumptions. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above. Specifically, reinsurance collectability was not explicitly stressed as part of the calculations below.

Net reserve for losses and loss expenses at December 31, 2015 — Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
($ in millions)
Six month acceleration	$4,469.9
Three month acceleration	$4,521.4
No change (selected)	$4,583.4
Three month deceleration	$4,656.7
Six month deceleration	$4,749.2

Net reserve for losses and loss expenses at December 31, 2015 — Sensitivity to expected loss ratios

Change in assumption	Reserve for losses and loss expenses
($ in millions)
10% favorable	$4,273.1
5% favorable	$4,428.5
No change (selected)	$4,583.4
5% unfavorable	$4,739.5
10% unfavorable	$4,895.1

The most significant variance in the above scenarios, a 10% deterioration in expected loss ratio, would have the effect of increasing losses and loss expenses by $311.7 million.
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

Investments
We currently classify $6,114.0 million of our total cash and investments of $8,811.7 million as “available for sale” and, accordingly, they are carried at estimated fair value. We use quoted values and other data provided by internationally recognized independent pricing sources as inputs into our process for determining the fair value of our investments. Where multiple quotes or prices are obtained, a price source hierarchy is maintained in order to determine which price source provides the fair value (i.e., a price obtained from a pricing service with more seniority in the hierarchy will be used over a less senior one in all cases). The hierarchy prioritizes pricing services based on availability and reliability and assigns the highest priority to index providers.
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
Other-than-temporary Impairment of Investments.  A security is impaired when its fair value is below its cost or amortized cost. We review our available for sale investment portfolio on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. There were no OTTI charges for the twelve months ended December 31, 2015 (2014 —$2.4 million). For further discussion see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”

Results of Operations
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2015, December 31, 2014 and December 31, 2013.
Consolidated Income Statement

	Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions, except for percentages)
Revenues
Gross written premiums	$2,997.3	$2,902.7	$2,646.7
Net premiums written	2,646.2	2,515.2	2,299.7
Gross premiums earned	2,856.8	2,736.6	2,493.4
Net premiums earned	2,473.3	2,405.3	2,171.8
Net investment income	185.5	190.3	186.4
Realized and unrealized investment gains	94.5	46.3	56.9
Other income	0.1	4.5	8.2
Total Revenues	2,753.4	2,646.4	2,423.3
Expenses
Insurance losses and loss adjustment expenses	1,366.2	1,307.5	1,223.7
Amortization of deferred policy acquisition costs	483.6	451.2	422.0
General, administrative and corporate expenses	424.0	445.7	368.1
Interest on long-term debt	29.5	29.5	32.7
Change in fair value of derivatives	(6.8)	15.2	(1.3)
Change in fair value of loan notes issued by variable interest entities	19.8	18.6	—
Realized and unrealized investment losses	77.5	14.7	20.5
Net realized and unrealized exchange losses/(gains)	21.4	(5.6)	13.2
Other expense	0.7	1.7	1.7
Total Expenses	2,415.9	2,278.5	2,080.6
Income from operations before income tax	337.5	367.9	342.7
Income tax (expense)	(14.4)	(12.1)	(13.4)
Net Income	$323.1	$355.8	$329.3
Ratios
Loss ratio	55.2%	54.4%	56.3%
Expense ratio	36.7%	37.3%	36.3%
Combined ratio	91.9%	91.7%	92.6%

Gross written premiums.  The following table analyzes the overall change in gross written premiums in the twelve months ended December 31, 2015, 2014 and 2013.

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2015		2014		2013
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,248.9	6.5%	$1,172.8	3.4%	$1,133.9
Insurance	1,748.4	1.1%	1,729.9	14.4%	1,512.8
Total	$2,997.3	3.3%	$2,902.7	9.7%	$2,646.7

Total gross written premiums increased by 3.3% in 2015 when compared to 2014 predominantly due to our reinsurance lines, with growth from our other property and specialty reinsurance business lines offsetting planned reductions in property catastrophe lines. Premiums from our insurance segment increased due to growth principally in our property and casualty insurance lines and financial and professional lines offset by reductions in our marine, aviation and energy insurance.
In 2015, gross premiums written in our reinsurance segment increased by 6.5% compared to 2014 across all business lines with the exception of property catastrophe reinsurance. The increase is mainly attributable to increased business written in our other property reinsurance, in particular our pro rata business, and specialty reinsurance business lines, specifically our credit and surety and agriculture lines. Gross written premiums in casualty reinsurance remained stable although we made planned reductions in some casualty lines in line with market conditions.
The increase in gross written premiums in 2015 from our insurance segment is modest at 1.1% as growth in property and casualty insurance as well as financial and professional lines was offset by reductions in marine, aviation and energy. The decrease in gross written premium in marine, aviation and energy insurance lines is largely due to the repositioning of certain accounts and difficult market conditions, including increased competition combined with favorable prior-year premium adjustments in the comparative period. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in our U.S. lines with increases in some classes in international.
Overall, gross written premiums increased by 9.7% in 2014 compared to 2013 due primarily to increases from our insurance lines, mainly in the U.S. In 2014, gross written premiums in our reinsurance segment increased by 3.4% reflecting growth in catastrophe and other property lines offset by planned reductions in casualty lines and challenging market conditions in some specialty lines. The increase in property catastrophe premiums in 2014 is mainly attributable to the impact of Aspen Capital Markets which has enabled us to leverage our existing franchise and underwriting expertise to increase line sizes and cede risk to third party investors. Our insurance segment’s premiums increased by 14.4% principally due to growth in all our U.S. teams, our international property and casualty business lines and from international financial and professional lines. Marine, aviation and energy lines have reduced premium written due to repositioning of certain accounts and difficult market conditions.
Ceded written premiums.  Total ceded written premiums in 2015 decreased by $36.4 million compared to 2014. The retention ratio, defined as net written premium as a percentage of gross written premium, increased from 86.7% in 2014 to 88.3% in 2015 mainly as a result of our strategy to retain more risk which has reduced the ceded reinsurance costs for our insurance segment. The impact from this strategy has been partially offset through the growth of Aspen Capital Markets which has allowed us to increase our gross catastrophe reinsurance line sizes and cede more risk to third-party investors.
In 2014, total ceded written premiums increased by $40.5 million compared to 2013. The retention ratio reduced slightly from 86.9% in 2013 to 86.7% in 2014. The retention ratio was basically flat compared to 2013 despite our growth in gross written premiums. We had expected this ratio to trend upwards throughout 2014, but we retained less than we had planned due to a combination of taking advantage of lower retrocession pricing, as well as the timing on some of our contracts.

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2015		2014		2013
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$95.4	95.5%	$48.8	(6.0)%	$51.9
Insurance	255.7	(24.5)%	338.7	14.8%	295.1
Total	$351.1	(9.4)%	$387.5	11.7%	$347.0
Net premiums earned.  Net premiums earned increased by $68.0 million, or 2.8%, in 2015 compared to 2014, the rate of growth being lower than the 4.4% growth in gross earned premium. While our ceded written premium has decreased in 2015 following our strategy to selectively retain more risk, the impact on net premiums earned is less significant as earnings are recognized over multiple years. Net premiums earned increased by $233.5 million, or 10.8%, in 2014 compared to 2013, consistent with the increase in gross earned premiums. The changes in net premiums earned for each of our segments were as follows:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2015		2014		2013
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,072.6	(1.4)%	$1,088.2	1.4%	$1,073.0
Insurance	1,400.7	6.3%	1,317.1	19.9%	1,098.8
Total	$2,473.3	2.8%	$2,405.3	10.8%	$2,171.8

Losses and loss adjustment expenses.  The loss ratio for 2015 of 55.2% increased by 0.8 percentage points compared to 2014. Losses and loss adjustment expenses increased from $1,307.5 million in 2014 to $1,366.2 million in 2015 due to increases in large and catastrophe losses being more significant than the increase in reserve releases. In 2015, net losses from major natural catastrophes increased by $25.0 million to $90.5 million compared with $65.5 million in 2014. Large losses in 2015 included $26.0 million due to the port explosion in Tianjin, China, $37.6 million of energy losses, and $17.0 million associated with the Samarco dam in Brazil. In 2014 the severity and frequency of large losses was significantly lower than than in 2015. Reserve releases increased from $104.1 million in 2014 to $156.5 million in 2015.
The loss ratio for 2014 of 54.4% decreased by 1.9 percentage points compared to 2013. The reduction in loss ratio was due predominantly to fewer catastrophe losses. Losses and loss adjustment expenses increased from $1,223.7 million in 2013 to $1,307.5 million in 2014 primarily due to increases in business written partially offset by the reduction in catastrophe losses. In 2014, net losses from major natural catastrophes were $65.5 million compared to $101.9 million of net losses from major natural catastrophes in 2013.
In the reinsurance segment, the loss ratio in 2015 of 45.8% increased marginally compared to 45.7% in 2014. The increase in the loss ratio is mainly due to an increase in catastrophe losses of $6.7 million, an $8.2 million decrease in prior year reserve releases, offset partially by lower attritional losses. In 2015, our reinsurance segment experienced $49.6 million of natural catastrophe losses largely comprising of $7.0 million associated with U.K. floods, $7.0 million from the Washington wildfires, and $35.6 million of other losses associated with the Chilean earthquake and weather-related events in Europe, the U.S. and Australasia In addition, we experienced a loss in the amount of $23.0 million due to a port explosion in Tianjin, China and $7.0 million associated with a dam collapse in Brazil. In 2014, our reinsurance segment experienced $42.9 million of catastrophe losses associated with North American weather-related events and Australian, European and Asian storms.
In the insurance segment, the loss ratio for 2015 was 62.4% compared to 61.5% in 2014. The increase in the loss ratio in 2015 is due to an $18.3 million increase in catastrophe losses and a greater frequency of large losses offset by a $60.6 million increase in prior year reserve releases. In 2015, the insurance segment experienced $40.9 million of catastrophe losses comprising $25.7 million associated with the U.K. floods and $15.2 million associated with the U.S. storms while in 2014, we recognized $22.6 million of catastrophe losses associated with U.S. and U.K storms. Large losses experienced during the period included $37.6 million of energy losses, $10.0 million associated with a dam collapse in Brazil and $3.0 million associated with the port explosion in Tianjin, China.
Prior year reserve releases have increased by $52.4 million from $104.1 million in 2014 to $156.5 million in 2015. The reserve releases from reinsurance were from across all business lines, totaling $90.8 million. The insurance segment had reserve releases of $65.7 million compared to $5.1 million of reserve releases in 2014. In 2015, we did not have the need to strengthen reserves in the marine, aviation and energy business lines.
Prior year reserve releases have reduced by $3.6 million from $107.7 million in 2013 to $104.1 million in 2014. Prior year reserve releases in our reinsurance segment decreased by $23.6 million in 2014 compared to 2013 due to lower releases from casualty and catastrophe lines. The insurance segment had a $5.1 million reserve release in 2014 compared to a $14.9 million reserve strengthening in 2013. Further information relating to movements in prior year reserves can be found below under “Reserves for Losses and Loss Adjustment Expenses.”
We have presented loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. We have defined major 2015 catastrophe losses as losses associated with winter storms in Europe and Australia which occurred in the first quarter of 2015, storms in the U.S. which occurred in the first and second quarter of 2015, U.S. wildfires, the Chilean earthquake and weather-related events in the U.S., New Zealand and Australia which occurred in the third quarter of 2015, and the U.K. floods and weather-related events in the U.S. and Philippines which occurred in the fourth quarter of 2015. We have defined major 2014 catastrophe losses as losses associated with winter storms in the U.S. and Japan and flooding in the U.K. which occurred in the first and second quarters of 2014, North American and European storms in the third quarter of 2014 and North American, Asian and Australian storms in the fourth quarter of 2014. We have defined 2013 catastrophe losses as losses associated with floods in Central Europe, Canada and India, as well as tornadoes and hailstorms in the U.S. in the second quarter of 2013, hailstorms in Germany and floods in Canada and Mexico in the third quarter of 2013, and storms and associated flooding in Europe, India and the Philippines in the fourth quarter of 2013.
The underlying changes in loss ratios by segment are shown in the table below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events which reflect net claims and reinstatement premium adjustments.

For the Twelve Months Ended December 31, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	45.8%	(4.6)%	41.2%
Insurance	62.4%	(2.9)%	59.5%
Total	55.2%	(3.7)%	51.5%

For the Twelve Months Ended December 31, 2014	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	45.7%	(3.9)%	41.8%
Insurance	61.5%	(1.7)%	59.8%
Total	54.4%	(2.7)%	51.7%

For the Twelve Months Ended December 31, 2013	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	44.9%	(8.5)%	36.4%
Insurance	67.5%	(1.4)%	66.1%
Total	56.3%	(4.8)%	51.5%
Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below presents the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2015, 2014 and 2013. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	For the Twelve Months Ended December 31, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	19.5%	15.2%	16.9%
General and administrative expense ratio(1)	12.7	12.5	14.8
Gross expense ratio	32.2	27.7	31.7
Effect of reinsurance	2.4	6.0	5.0
Total net expense ratio	34.6%	33.7%	36.7%

	For the Twelve Months Ended December 31, 2014
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.6%	15.7%	16.5%
General and administrative expense ratio(1)	12.9	12.9	16.3
Gross expense ratio	30.5	28.6	32.8
Effect of reinsurance	1.4	6.1	4.5
Total net expense ratio	31.9%	34.7%	37.3%

	For the Twelve Months Ended December 31, 2013
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Policy acquisition expense ratio	18.4%	15.7%	16.9%
General and administrative expense ratio(1)	11.6	13.6	14.8
Gross expense ratio	30.0	29.3	31.7
Effect of reinsurance	1.5	7.1	4.6
Total net expense ratio	31.5%	36.4%	36.3%

____________________

(1)
The total group general and administrative expense ratio includes corporate expenses. In 2014, corporate expenses included $28.5 million of costs associated with the unsolicited approach and an inadequate offer by Endurance.

Policy acquisition expenses increased by $32.4 million in 2015 compared to 2014 due to growth in written premiums and changes in business mix. Policy acquisition expenses increased by $29.2 million in 2014 compared to 2013 due primarily to growth in written premiums.
The increase in the policy acquisition expense ratio, gross of the effect of reinsurance, to 16.9% in 2015 from 16.5% in 2014 is mainly driven by changes in the mix of business written in our reinsurance segment towards a greater proportion of other property and specialty reinsurance, written on a pro rata basis which incur higher acquisition costs, and commutation adjustments in our specialty lines which reduced net earned premiums without any equivalent reduction in commissions. The total policy acquisition expense ratio, gross of the effect of reinsurance, decreased to 16.5% in 2014 from 16.9% in 2013 due to lower profit commission accruals. The growth in commissions payable did not result in an increase in the policy acquisition expense ratio.
General, administrative and corporate expenses decreased by $21.7 million in 2015 compared to 2014. In 2014, we incurred $28.5 million in non-recurring corporate expenses associated with the cost of defending the unsolicited approach and an inadequate offer by Endurance. In 2015, growth in our U.S. business, reorganization and integration costs and higher salary costs due to increased headcount impacted our operating expenses.
General, administrative and corporate expenses increased by $77.6 million from $368.1 million in 2013 to $445.7 million in 2014 due to $28.5 million in non-recurring corporate expenses associated with the cost of defending the unsolicited approach and an inadequate offer by Endurance, increases in headcount associated with growth in our business and higher performance-related accruals. The increase in expenses, excluding the costs of successfully defending the unsolicited approach and an inadequate offer by Endurance, is due to fair value adjustment on equity compensation as well as expenses related to the recruitment of senior underwriters in our insurance segment.

Investment gains. Total net realized and unrealized investment gains for the twelve months ended December 31, 2015 were $17.0 million (2014 — gains of $31.6 million; 2013 — gains of $36.4 million) comprising the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$11.7	$10.3	$18.2
Fixed income securities — gross realized (losses)	(2.7)	(5.9)	(7.4)
Equity securities — gross realized gains	31.9	12.9	18.0
Equity securities — gross realized (losses)	(3.0)	(0.8)	(0.3)
Total other-than-temporary impairments	—	(2.4)	—
Trading:
Fixed income securities — gross realized gains	4.9	7.3	9.5
Fixed income securities — gross realized (losses)	(6.1)	(2.5)	(2.9)
Equity securities — gross realized gains	46.0	7.8	2.1
Equity securities — gross realized (losses)	(31.7)	(3.1)	(0.6)
Catastrophe bonds — gross realized gains (losses)	(0.3)	0.4	—
Net change in gross unrealized (losses) gains	(33.1)	7.6	6.1
Gross realized and unrealized (losses) gains in other investments	(0.6)	—	3.0
Other realized losses	—	—	(9.3)
Total net realized and unrealized investment gains recorded in the statement of operations	$17.0	$31.6	$36.4
Net investment income.  In 2015, we generated net investment income of $185.5 million, a decrease of 2.5% on the prior year (2014 — $190.3 million, 2013 — $186.4 million). The decrease was primarily due to lower reinvestment rates and declining book yields from fixed income securities partially offset by $20.1 million of dividend income from our global equity securities portfolio in 2015 compared with $17.1 million in 2014 and $12.6 million in 2013. The increase in investment income in 2014 compared to 2013 was due primarily to a higher investment balance compared to 2013.
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
As at December 31, 2015, we held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate nominal value of $379.9 million (2014 — $403.4 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2015, the impact of foreign exchange contracts on net income was a gain of $11.6 million (December 31, 2014 — charge of $7.7 million).
As at December 31, 2015, we held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate value of $113.6 million (2014 — $135.8 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the twelve months ended December 31, 2015, the movement in other comprehensive income representing the effective portion was an increase of $2.6 million (December 31, 2014 — reduction of $3.8 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2015, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized loss of $4.9 million (December 31, 2014 — loss of $0.3 million recognized within change in fair value of derivatives).

Interest rate swaps.  As at December 31, 2015, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $756.3 million (2014 — $951.3 million) due to mature between January 20, 2016 and November 9, 2020. The interest rate swaps are used in the ordinary course of our investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. In 2014, we decided to let our interest rate swap program roll off and not renew maturing positions. We took this decision after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. As at December 31, 2015, there was a loss in respect of the interest rate swaps of $4.8 million (2014 — $7.2 million loss; 2013 — $2.6 million gain).
During 2015, $195.0 million in notional amount of our interest rate swaps terminated and were not renewed. In 2014, $48.7 million in notional amount of our interest rate swaps terminated and were not renewed. In 2013, $38.9 million in notional amount of our interest rate swaps terminated, and as a result of which we entered into $38.9 million notional 5-year interest rate swaps with termination dates in 2018. As at December 31, 2015, cash collateral with a fair value of $10.1 million was transferred to our counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). As at December 31, 2015, no non-cash collateral was transferred to us by our counterparties (December 31, 2014 — $Nil). In accordance with FASB ASC 860 Topic Transfers and Servicing, transfers of cash collateral are recorded on the balance sheet within derivatives at fair value, while transfers in respect of non-cash collateral are disclosed but not recorded. No amount was recorded in our balance sheet as at December 31, 2015 (2014 — $Nil) for the pledged assets. Changes in the estimated fair value of derivatives are included in the statement of operations.
Gross realized and unrealized gains in other investments.  These represent the share of earnings from our investments in a Micro-insurance incubator (“MVI”) and Chaspark Maritime Holdings Limited (“Chaspark”).
Other income/(expenses). These are primarily due to movements in the value of deposit accounted and funds withheld contracts.
Interest on long-term debt. Interest on long-term debt is the interest due on our senior notes, with the increase in the twelve months ended December 31, 2013 due to our issuance of the 2023 Senior Notes in November 2013 after redeeming our $250.0 million 6.00% Senior Notes, which were due to expire in 2014.
Income before tax. In the twelve months ended December 31, 2015, income before tax was $337.5 million (2014 — $367.9 million; 2013 — $342.7 million), comprising the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Underwriting income	$263.4	$294.7	$209.2
Corporate expenses	(63.9)	(93.8)	(51.2)
Other income	(0.6)	2.8	6.5
Net investment income	185.5	190.3	186.4
Change in fair value of derivatives	6.8	(15.2)	1.3
Change in fair value of loan notes issued by variable interest entities	(19.8)	(18.6)	—
Realized and unrealized investment gains	94.5	46.3	56.9
Realized and unrealized investment (losses)	(77.5)	(14.7)	(20.5)
Net realized and unrealized foreign exchange (losses) gains	(21.4)	5.6	(13.2)
Interest expense	(29.5)	(29.5)	(32.7)
Income before tax	$337.5	$367.9	$342.7
The decrease in underwriting income in 2015 compared to 2014 was due to higher loss experience offset by premium growth. The increase in 2014 compared to 2013 was due to premium growth and improved loss experience.
The increase in corporate expenses in 2015 is due to reorganization and integration costs and higher salary costs due to increased headcount. The increase in corporate expenses in 2014 is mostly due to $28.5 million in non-recurring corporate expenses associated with the cost of defending the unsolicited approach and an inadequate offer by Endurance, increases in staff costs and performance-related accruals.
The increase in the change in fair value of derivatives in 2015 compared to the equivalent periods in 2014 and 2013 is largely attributable to foreign exchange contracts that had a gain of $11.6 million in 2015 compared to a loss of $7.7 million in

2014 and a loss of $1.3 million in 2013. Interest rate swaps had a realized loss of $4.8 million in 2015 compared to a realized loss of $7.2 million in 2014 and a realized gain of $2.6 million in 2013.
The change in fair value of loan notes issued by variable interest entities represents the proportion of profit or loss generated by Silverton attributable to third-party investors.
Income tax expense.  There was an income tax expense for the twelve months ended December 31, 2015 of $14.4 million compared to $12.1 million in the equivalent period of 2014 and an income tax expense of $13.4 million in the comparative period of 2013. The effective tax rate for the twelve months ended December 31, 2015 was 4.3% (2014 — 3.3%; 2013 — 3.9%) and is representative of the geographic spread of our business between taxable and non-taxable jurisdictions.
Net income after tax.   In 2015, we had net income after tax of $323.1 million, equivalent to $4.64 basic earnings per ordinary share and fully diluted earnings per ordinary share of $4.54 based on the weighted average number of ordinary shares in issue during the period. In 2014, we had net income of $355.8 million, equivalent to $4.92 basic earnings per ordinary share. Fully diluted earnings per ordinary share were $4.82 for the twelve months ended December 31, 2014. In 2013, we had net income of $329.3 million, equivalent to fully diluted earnings per ordinary share of $4.14 based on the weighted average number of ordinary shares in issue during the period. For a more detailed description of basic and diluted earnings per ordinary share, see Note 4 of our consolidated financial statements, “Earnings per Ordinary Share.”
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

We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of our operating segments is measured by underwriting profit or loss. The following tables summarize gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments for the twelve months ended December 31, 2015, 2014 and 2013.

	Twelve Months Ended December 31, 2015
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,248.9	$1,748.4	$2,997.3
Net written premiums	1,153.5	1,492.7	2,646.2
Gross earned premiums	1,153.5	1,703.3	2,856.8
Net earned premiums	1,072.6	1,400.7	2,473.3
Underwriting Expenses
Losses and loss expenses	491.6	874.6	1,366.2
Amortization of deferred policy acquisition costs	224.7	258.9	483.6
General and administrative expenses	146.5	213.6	360.1
Underwriting income	$209.8	$53.6	263.4
Corporate expenses			(63.9)
Net investment income			185.5
Realized and unrealized investment gains			94.5
Realized and unrealized investment losses			(77.5)
Change in fair value of loan notes issued by variable interest entities			(19.8)
Change in fair value of derivatives			6.8
Interest on long-term debt			(29.5)
Net realized and unrealized foreign exchange (losses)			(21.4)
Other income			0.1
Other expenses			(0.7)
Income before income tax			337.5
Income tax expense			(14.4)
Net income			$323.1

Net reserves for loss and loss adjustment expenses	$2,409.5	$2,173.9	$4,583.4

Ratios
Loss ratio	45.8%	62.4%	55.2%
Policy acquisition expense ratio	20.9	18.5	19.6
General and administrative expense ratio(1)	13.7	15.2	17.1
Expense ratio	34.6	33.7	36.7
Combined ratio	80.4%	96.1%	91.9%
 _______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2014
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,172.8	$1,729.9	$2,902.7
Net written premiums	1,124.0	1,391.2	2,515.2
Gross earned premiums	1,137.6	1,599.0	2,736.6
Net earned premiums	1,088.2	1,317.1	2,405.3
Underwriting Expenses
Losses and loss expenses	497.8	809.7	1,307.5
Amortization of deferred policy acquisition costs	200.0	251.2	451.2
General and administrative expenses	146.4	205.5	351.9
Underwriting income	$244.0	$50.7	294.7
Corporate expenses			(93.8)
Net investment income			190.3
Realized and unrealized investment gains			46.3
Realized and unrealized investment losses			(14.7)
Change in fair value of loan notes issued by variable interest entities			(18.6)
Change in fair value of derivatives			(15.2)
Interest on long-term debt			(29.5)
Net realized and unrealized foreign exchange gains			5.6
Other income			4.5
Other expenses			(1.7)
Income before income tax			367.9
Income tax expense			(12.1)
Net income			$355.8

Net reserves for loss and loss adjustment expenses	$2,493.3	$1,907.5	$4,400.8

Ratios
Loss ratio	45.7%	61.5%	54.4%
Policy acquisition expense ratio	18.4	19.1	18.8
General and administrative expense ratio(1)	13.5	15.6	18.5
Expense ratio	31.9	34.7	37.3
Combined ratio	77.6%	96.2%	91.7%
 _______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

	Twelve Months Ended December 31, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting revenues
Gross written premiums	$1,133.9	$1,512.8	$2,646.7
Net written premiums	1,082.0	1,217.7	2,299.7
Gross earned premiums	1,126.6	1,366.8	2,493.4
Net earned premiums	1,073.0	1,098.8	2,171.8
Underwriting Expenses
Losses and loss expenses	481.7	742.0	1,223.7
Amortization of deferred policy acquisition costs	207.2	214.8	422.0
General and administrative expenses	131.0	185.9	316.9
Underwriting income (loss)	$253.1	$(43.9)	209.2
Corporate expenses			(51.2)
Net investment income			186.4
Realized and unrealized investment gains			56.9
Realized and unrealized investment losses			(20.5)
Change in fair value of derivatives			1.3
Interest on long-term debt			(32.7)
Net realized and unrealized foreign exchange (losses)			(13.2)
Other income			8.2
Other expenses			(1.7)
Income before income tax			342.7
Income tax expense			(13.4)
Net income			$329.3

Net reserves for loss and loss adjustment expenses	$2,646.8	$1,699.4	$4,346.2

Ratios
Loss ratio	44.9%	67.5%	56.3%
Policy acquisition expense ratio	19.3	19.5	19.4
General and administrative expense ratio(1)	12.2	16.9	16.9
Expense ratio	31.5	36.4	36.3
Combined ratio	76.4%	103.9%	92.6%
______________

(1)	The total group general and administrative expense ratio includes the impact from corporate expenses.

Reinsurance
Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2015, 2014 and 2013, and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2015		2014		2013
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property catastrophe reinsurance	$274.3	(9.0)%	$301.5	10.3%	$273.3
Other property reinsurance	360.3	5.0%	343.0	13.3%	302.8
Casualty reinsurance	287.5	2.0%	281.9	(9.7)%	312.3
Specialty reinsurance	326.8	32.6%	246.4	0.4%	245.5
Total	$1,248.9	6.5%	$1,172.8	3.4%	$1,133.9
The increase in gross written premiums for the twelve months ended December 31, 2015 compared to the equivalent period in 2014 is mainly attributable to increased business written in our other property reinsurance, in particular pro rata, and specialty reinsurance business lines, specifically our credit and surety and agriculture business lines offsetting planned reductions in our property catastrophe business lines. Increases in gross written premiums in casualty reinsurance were less significant due to reductions in prior year estimates and commutations.
The increase in gross written premiums for the twelve months ended December 31, 2014 compared to the equivalent period in 2013 was across all lines of business with the exception of casualty reinsurance. The increase in property catastrophe premiums is mainly attributable to the impact of our Aspen Capital Markets division which has enabled us to leverage our existing franchise and underwriting expertise to increase line sizes. The increase in other property reinsurance is predominantly due to growth in our pro rata business across most regions. Gross written premiums in casualty reinsurance decreased primarily due to reductions in prior year premium estimates and planned reductions in some casualty lines in line with the challenging market conditions. Specialty reinsurance maintained its level of written premium as growth in specialty marine has offset reductions in credit and surety.
Reinsurance ceded.   Total reinsurance ceded in 2015 was $95.4 million, an increase of $46.6 million from 2014. The largest increase is in the property catastrophe reinsurance business line primarily from the growth of our Aspen Capital Markets division which has enabled us to cede more risk to third-party investors. Total reinsurance ceded in 2014 was $48.8 million, a reduction of $3.1 million from 2013. The reduction is due to favorable rates in our retrocession purchasing.
Net premiums earned.  Net premiums earned decreased by $15.6 million, or 1.4%, in 2015 compared to 2014 largely due to changes in the business mix and increased ceded costs. Net premiums earned decreased by $15.2 million, or 1.4%, in 2014 compared to 2013 due to the growth in gross written premiums and the reduction in ceded costs.
Losses and loss adjustment expenses. The loss ratio in 2015 of 45.8% increased marginally compared to 45.7% in 2014. The increase in the loss ratio is mainly due to an increase in catastrophe losses of $6.7 million, an $8.2 million decrease in prior year reserve releases, partially offset by lower attritional losses. In 2015, our reinsurance segment experienced $49.6 million of natural catastrophe losses largely comprising of $7.0 million associated with U.K. floods, $7.0 million from the Washington wildfires, and $35.6 million of losses associated with the Chilean earthquake and weather-related events in Europe, the U.S. and Australasia In addition, we experienced a loss in the amount of $23.0 million due to a port explosion in Tianjin, China and $7.0 million associated with a dam collapse in Brazil. In 2014, our reinsurance segment experienced $42.9 million of catastrophe losses associated with North American weather-related events and Australian, European and Asian storms.
The $8.2 million decrease in prior year reserve releases from $99.0 million in the twelve months ended December 31, 2014 to $90.8 million in the current period was predominantly due to a reduction in reserve releases from specialty, casualty and other property lines. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Adjustment Expenses.”
The loss ratio in 2014 of 45.7% increased marginally compared to 44.9% in 2013. The increase in the loss ratio was mainly due to higher attritional losses combined with a $23.6 million reduction in prior year reserve releases partially offset by a $50.6 million reduction in catastrophe losses. In 2014, our reinsurance segment experienced $42.9 million of catastrophe losses associated with North American weather-related events and Australian, European and Asian storms. Catastrophe losses in 2013 were from floods in Central Europe, Canada and India, as well Australian, European and Asian storms. In 2013, our reinsurance segment experienced $93.5 million of losses associated with floods in Central Europe, Canada and India, as well as tornadoes and hailstorms in the U.S. in the second quarter of 2013, hailstorms in Germany and floods in Canada and Mexico in the third quarter of 2013, and storms and associated flooding in Europe, India and the Philippines in the fourth quarter of 2013.

There was also a $23.6 million decrease in prior year reserve releases from $122.6 million in the twelve months ended December 31, 2013 compared to $99.0 million in 2014.
Policy acquisition, general and administrative expenses.   Amortization of deferred policy acquisition costs were $224.7 million for the twelve months ended December 31, 2015 equivalent to 20.9% of net premiums earned (2014 — $200.0 million or 18.4% of net premiums earned; 2013 — $207.2 million or 19.3% of net premiums earned). The increase in the policy acquisition ratio is due to a change in the business mix towards pro rata lines, which have higher average commission rates. The policy acquisition expense ratio in 2013 was higher than in 2014 due to increases in profit commission accruals and a change in the business mix towards property pro rata lines, which have higher average commission rates. Our general and administrative expense ratio of 13.7% in 2015 increased from 13.5% in 2014 due to the impact from lower premium retention rates on net premiums earned. Our general and administrative expense ratio was 13.5% in 2014, an increase from 12.2% in 2013 due to a $15.2 million reduction in net earned premium and a $15.4 million increase in overall expenses due predominantly to an increase in performance-related accruals.

Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance, and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2015, 2014 and 2013 and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2015		2014		2013
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property and casualty insurance	$890.6	11.2%	$801.0	22.5%	$654.1
Marine, aviation and energy insurance	427.3	(17.7)%	519.3	(0.8)%	523.4
Financial and professional lines insurance	430.5	5.1%	409.6	22.2%	335.3
Total	$1,748.4	1.1%	$1,729.9	14.4%	$1,512.8
Overall, premiums increased by 1.1% or $18.5 million in 2015 compared to 2014 and 14.4% or $217.1 million in 2014 compared to 2013. The increase in gross written premium in 2015 in property and casualty insurance is due to continued higher contribution from all our teams in this line of business. The decrease in gross written premium in marine, aviation and energy insurance lines is largely due to lower production in our marine, energy and construction liability and energy property damage accounts due to the repositioning of certain accounts and difficult market conditions, including increased competition combined with favorable prior-year premium adjustments in the comparative period. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our U.S. lines with increases in some classes in international.
The increase in gross written premium in 2014 was across all business lines with premium reductions limited to aviation and marine and energy liability lines written by our U.K.-based teams. Our U.S.-based operations generated significant premium growth of $187.5 million in 2014 compared to $138.8 million in 2013. The reduction in premiums from our marine, aviation and energy lines is due to the repositioning of the marine and energy liability business and conditions in the aviation market. Gross written premiums from our financial and professional lines increased due to growth in business written by our U.S.- based surety management and professional liability teams.
Ceded reinsurance.  Total ceded reinsurance for 2015 was $255.7 million, a decrease of $83.0 million from 2014 as we have taken steps to retain more risk within the Group but continue to seek to use reinsurance as an effective risk mitigation tool for our growing insurance lines, particularly in the U.S. Ceded reinsurance for 2014 was $338.7 million, an increase of $43.6 million from 2013 which is in line with increases in gross written premiums in 2014 compared to 2013.
Net premiums earned.  Net earned premiums increased by $83.6 million, or 6.3%, in 2015 compared to 2014 due to the written premium growth in prior years earning in 2015. Net premiums earned increased by $218.3 million, or 19.9%, in 2014 compared to 2013 which is consistent with the increase in gross earned premiums and the increase in the cost of our reinsurance purchased in 2014.
Losses and loss adjustment expenses. The loss ratio for 2015 was 62.4% compared to 61.5% in 2014. The increase in the loss ratio in 2015 is due to an $18.3 million increase in catastrophe losses and a greater frequency of large losses offset by a $60.6 million increase in prior year reserve releases. In 2015, the insurance segment experienced $40.9 million of catastrophe losses, comprising $25.7 million associated with the U.K. floods and $15.2 million associated with the U.S. storms, while in 2014 we recognized $22.6 million of catastrophe losses associated with U.S. and U.K storms. Large losses experienced during the period included $37.6 million of energy losses, $10.0 million associated with a dam collapse in Brazil and $3.0 million associated with the port explosion in Tianjin, China. In 2015, there were reserve releases of $65.7 million compared to $5.1 million of reserve releases in 2014. The reserve releases in 2014 and 2015 were predominantly from our property and casualty line of business.
The loss ratio for 2014 was 61.5% compared to 67.5% for 2013. The decrease in the loss ratio in 2014 is due to lower current year losses in addition to a $5.1 million prior year reserve release compared to a $14.9 million reserve strengthening in 2013. In 2013, we recognized $15.4 million of catastrophe losses related to tornadoes and hailstorms in the U.S. in addition to a higher frequency of medium-sized losses of $40.0 million principally in our marine and energy liability account and our casualty line of business. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses.  Amortization of deferred policy acquisition costs were $258.9 million in 2015, equivalent to 18.5% of net premiums earned (2014 — $251.2 million or 19.1% of net premiums earned; 2013 — $214.8 million or 19.5% of net earned premium). The decrease in the acquisition expense ratio in 2015 compared with 2014 is due to lower profit commission accruals and increased ceding commissions. The decrease in 2014 compared with 2013 was due to a reduction in profit commission accruals.
Our general and administrative expenses increased by $8.1 million to $213.6 million in 2015 from $205.5 million in 2014 largely due to growth in our U.S. business and reorganization and integration costs. General and administrative expenses of $205.5 million in 2014 increased from $185.9 million in 2013 largely due to growth in our U.S. business, increased U.S. dollar to Sterling exchange rates and higher performance-related accruals.

Balance Sheet
Total cash and investments
At December 31, 2015 and December 31, 2014, total cash and investments, including accrued interest receivable, were $8.8 billion and $8.6 billion, respectively. Our investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators.
As of December 31, 2015, our investments consisted of a diversified portfolio of fixed income securities, global equities and money market funds. Our overall portfolio strategy remains focused on high quality fixed income investments.  However, in keeping with our strategy of improving long term investment returns and in light of the ongoing low interest rate environment, in 2013, we invested in a $200.0 million BBB Emerging Market Debt portfolio, which is reported in corporate and foreign government securities and  in 2014 we adjusted our asset allocation by increasing our equity exposures by $240.0 million, of which $80.0 million was invested in our global equity strategy and $160.0 million was invested in a minimum volatility equity portfolio, from 5.6% to 8.5% of the portfolio. In 2014 we also maintained a 1.0% position in BB Bank Loans and a 2.5% position in BBB Emerging Market Debt. In November 2015, we liquidated the majority of our BB Bank Loan portfolio and received net proceeds of $82.5 million. Proceeds from the sales were reinvested into the BBB Emerging Market Debt portfolio. As at December 31, 2015, we had an 8.7% position in equities, a 3.5% position in BBB Emerging Market Debt and a 0.4% in risk asset portfolio cash. As a result, our investments in equities, BBB Emerging Market Debt and risk portfolio cash consisted of approximately 12.6% of our Managed Portfolio (2014 — 12.5%).
We continue to evaluate investment opportunities that will help us generate increased returns, while remaining within our risk tolerances.
Book yield as at December 31, 2015 on the fixed income portfolio was 2.59%, a decrease of 6 basis points from 2.65% as at December 31, 2014, as a result of the continuing low interest rate environment. The average duration of the fixed income portfolio was 3.65 years as at December 31, 2015 (2014 — 3.50 years), excluding the impact of interest rate swaps, or 3.57 years (2014 — 3.29 years) including the impact of interest rate swaps. As at December 31, 2015, the average credit quality of our fixed income portfolio was “AA-,” with 88.8% of the portfolio being rated “A” or higher. As at December 31, 2014, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
We decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. As at December 31, 2015, our interest rate swaps program was a notional $756.3 million (2014 — $951.3 million). During 2015, a notional amount of $195.0 million matured and we have a further $500.0 million of interest rate swaps rolling off in the first quarter of 2016. For further discussion on interest rate swaps, see Note 10 of our consolidated financial statements, “Derivative Contracts.”
Unrealized gains in the available for sale investment portfolio, net of taxes, including equity securities, at December 31, 2015 were $60.2 million, a decrease of $105.2 million from December 31, 2014.
As at December 31, 2015, we had investments in two entities classified as other investments: MVI and Chaspark. For further information regarding these investments, see Note 6 of our consolidated financial statements, “Investments.”
The composition of our cash and investments is summarized below:

	As at December 31, 2015		As at December 31, 2014
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed Income Securities — Available for Sale
U.S. government	$1,123.1	12.7%	$1,094.4	12.6%
U.S. agency	158.7	1.8	197.4	2.3
Municipal	26.6	0.3	31.5	0.4
Corporate	2,660.6	30.4	2,319.4	26.9
Non-U.S. government-backed corporate	82.1	0.9	78.0	0.9
Foreign government	644.2	7.3	665.7	7.7
Asset-backed	76.0	0.9	143.5	1.7
Non-agency commercial mortgage-backed	26.7	0.3	44.8	0.5
Agency mortgage-backed	1,153.1	13.1	1,055.3	12.3
Total Fixed Income Securities — Available for Sale	$5,951.1	67.7%	$5,630.0	65.3%
Fixed Income Securities — Trading
U.S. government	27.3	0.3%	—	—%
U.S. agency	—	—	0.2	—
Municipal	0.5	—	1.1	—
Corporate	558.2	6.3	529.8	6.2
Foreign government	179.5	2.0	140.1	1.6
Asset-backed	20.5	0.2	14.7	0.2
Bank loans	2.0	—	85.1	1.0
Total Fixed Income Securities — Trading	$788.0	8.8%	$771.0	9.0%
Total other investments	8.9	0.1	8.7	0.1
Total catastrophe bonds — trading	55.4	0.6	34.8	0.4
Total equity securities — available for sale	—	—	109.9	1.3
Total equity securities — trading	736.4	8.4	616.0	7.2
Total short-term investments — available for sale	162.9	1.8	258.3	3.0
Total short-term investments — trading	9.5	0.1	0.2	—
Total cash and cash equivalents	1,099.5	12.5	1,178.5	13.7
Total Cash and Investments	$8,811.7	100.0%	$8,607.4	100.0%

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors. The following table summarizes the fair value of our mortgage-backed securities by rating and class at December 31, 2015:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,153.1	$1,153.1
Non-agency commercial	5.1	21.6	26.7
Total mortgage-backed securities	$5.1	$1,174.7	$1,179.8
Sub-prime securities. We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.
Equity securities. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. We initiated an investment into a high quality global equity income strategy in March 2011 and increased the investment in 2013 and 2014. In 2014, we increased our investment in equities by a total of $240.0 million of which $80.0 million was in our global equity strategy and $160.0 million was in a minimum volatility equity portfolio. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result, there was a realized investment gain of $28.9 million on this sale. The total investment return from the available for sale and trading equity portfolios are as follows:

	For the Twelve Months Ended
Available for Sale Equity Portfolio	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Dividend income	$0.1	$4.1	$5.6
Realized investment gains	31.5	10.9	17.7
Change in net unrealized gains, gross of tax	(31.5)	(6.0)	11.2
Realized foreign exchange (losses)	(5.5)	(0.5)	(1.3)
Net unrealized foreign exchange gains (losses)	4.2	(4.0)	1.4
Total investment return from the available for sale equity portfolio	$(1.2)	$4.5	$34.6

	For the Twelve Months Ended
Trading Equity Portfolio	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Dividend income	$20.0	$13.0	$7.0
Realized investment gains	33.6	5.4	1.5
Change in net unrealized gains, gross of tax	(9.8)	28.1	26.5
Realized foreign exchange (losses)	(17.7)	(0.7)	(0.3)
Net unrealized foreign exchange (losses)/gains	(7.1)	(26.5)	2.8
Total investment return from the trading equity portfolio	$19.0	$19.3	$37.5
We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. In August 2010, we amended our investment guidelines to prohibit purchases of sovereign or guaranteed debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”). We also prohibited purchases of debt issued by peripheral European banks domiciled in any of the GIIPS countries. In November 2010, we amended our investment guidelines to prohibit purchases of corporate bonds issued by companies domiciled in any of the GIIPS countries. In May 2011, we amended our investment guidelines to prohibit purchases of debt issued by European and U.K. corporate financial institutions including covered bonds. We also added Belgium to our list of prohibited sovereign investments. In May 2014, we amended our restrictions on purchases of bonds issued by U.K. and non-peripheral European corporate financial institutions to allow the purchase of those issued by select issuers. We do not actively hedge any of our European exposures.
As at December 31, 2015, we had $1,004.0 million, or 11.4% of our aggregate investment portfolio, invested in European issuers, including the U.K. (2014 — $1,144.1 million, or 13.3%). Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of GIIPS, and de minimis holdings of Irish equities.
The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at December 31, 2015. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at December 31, 2015 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$15.4	$—	$—	$—	$—	$15.4	1.5%
Belgium	—	—	16.2	0.6	—	6.6	23.4	2.3
Denmark	5.9	—	—	—	—	6.1	12.0	1.2
Finland	—	18.2	—	—	—	6.1	24.3	2.4
France	—	38.9	18.2	3.8	—	16.9	77.8	7.8
Germany	40.7	20.0	58.8	17.3	—	11.8	148.6	14.8
Ireland	—	—	—	—	—	0.3	0.3	—
Latvia	—	—	0.6	—	—	—	0.6	0.1
Lithuania	—	—	5.3	—	—	—	5.3	0.5
Luxembourg	—	—	—	0.3	—	—	0.3	—
Netherlands	28.0	24.1	4.1	11.2	—	4.7	72.1	7.2
Norway	3.7	13.9	—	—	—	—	17.6	1.8
Poland	—	—	2.5	—	—	—	2.5	0.2
Romania	—	—	—	5.7	—	—	5.7	0.6
Sweden	3.0	13.4	—	1.0	—	11.4	28.8	2.9
Switzerland	9.9	34.2	23.4	6.8	—	61.6	135.9	13.5
United Kingdom	16.6	198.2	74.2	40.9	—	103.5	433.4	43.2
Total European Exposures	$107.8	$376.3	$203.3	$87.6	$—	$229.0	$1,004.0	100.0%

	As at December 31, 2015 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Bank Loans	Market Value	Unrealized Pre-tax Gain
	($ in millions except percentages)
Austria	$7.2	$—	$8.3	$—	$—	$—	$—	$—	$—	$—	$15.5	$0.2
Belgium	—	—	—	—	—	—	16.8	—	6.6	—	23.4	1.4
Denmark	—	—	—	—	5.9	—	—	—	6.1	—	12.0	2.0
Finland	9.9	—	—	—	8.3	—	—	—	6.1	—	24.3	2.0
France	3.0	—	8.8	23.6	—	1.3	24.3	—	16.9	—	77.9	1.7
Germany	7.2	—	30.8	9.4	11.5	—	78.0	—	11.8	—	148.7	1.3
Ireland	—	—	—	—	—	—	—	—	0.3	—	0.3	0.1
Latvia	0.6	—	—	—	—	—	—	—	—	—	0.6	—
Lithuania	5.3	—	—	—	—	—	—	—	—	—	5.3	0.2
Luxembourg	—	—	—	—	—	—	0.3	—	—	—	0.3	—
Netherlands	3.1	—	—	26.3	—	2.8	35.2	—	4.7	—	72.1	(1.5)
Norway	—	—	—	17.6	—	—	—	—	—	—	17.6	0.6
Poland	2.5	—	—	—	—	—	—	—	—	—	2.5	0.1
Romania	5.7	—	—	—	—	—	—	—	—	—	5.7	(0.1)
Sweden	—	—	—	8.1	3.0	6.2	—	—	11.4	—	28.7	(0.4)
Switzerland	6.2	—	—	—	—	9.5	54.8	3.7	61.6	—	135.8	8.9
United Kingdom	197.3	0.1	3.7	—	—	6.1	109.5	13.1	103.5	—	433.3	10.4
Total European Exposures	$248.0	$0.1	$51.6	$85.0	$28.7	$25.9	$318.9	$16.8	$229.0	$—	$1,004.0	$26.9

Valuation of Investments
Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. For a description of the framework, see Note 8 of our consolidated financial statements, “Fair Value Measurements.”
Valuation of Other Investments.  The value of our investments in Chaspark and MVI are based on our share of the capital position of the partnership which includes income and expenses reported by the limited partnership as provided in its quarterly management accounts. Each of Chaspark and MVI is subject to annual audit evaluating the financial statements of the entities. We periodically review the management accounts of Chaspark and MVI and evaluate the reasonableness of the valuation of our investment.
Other-than-temporary Impairment of Investments.  We review all our available for sale fixed income and equity investments on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. There was no OTTI charge for the twelve months ended December 31, 2015 (2014 —$2.4 million).
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
Reserves by segment.  As of December 31, 2015, we had total net loss and loss adjustment expense reserves of $4,583.4 million (December 31, 2014 — $4,400.8 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $4,938.2 million at the balance sheet date of December 31, 2015, a total of $2,841.6 million, or 57.5%, represented IBNR claims (December 31, 2014 — $2,714.1 million and 57.1%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by segment as at December 31, 2015 and December 31, 2014, respectively:

	As at December 31, 2015
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,441.9	$(32.4)	$2,409.5
Insurance	2,496.3	(322.4)	2,173.9
Total losses and loss expense reserves	$4,938.2	$(354.8)	$4,583.4

	At December 31, 2014
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,531.1	$(37.8)	$2,493.3
Insurance	2,219.7	(312.2)	1,907.5
Total losses and loss expense reserves	$4,750.8	$(350.0)	$4,400.8

The increase in reinsurance recoverables in 2015 is due to a higher frequency of losses which trigger reinsurance recoveries in our insurance lines. The recoveries in the reinsurance segment are generally associated with natural catastrophes and due to the low level of this type of event in 2015, 2014 and 2013 the reported balance is reducing as recoveries are collected for 2012 and prior catastrophes.
The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2015 and 2014, are as follows:

	As at December 31, 2015
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,048.2	$1,395.0	$2,443.2	57.1%
Insurance	1,048.4	1,446.6	2,495.0	58.0%
Total losses and loss expense reserves	$2,096.6	$2,841.6	$4,938.2	57.5%

	As at December 31, 2014
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,128.6	$1,402.5	$2,531.1	55.4%
Insurance	908.1	1,311.6	2,219.7	59.1%
Total losses and loss expense reserves	$2,036.7	$2,714.1	$4,750.8	57.1%
Prior year loss reserves.  For the twelve months ended December 31, 2015, there was an overall reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years. An analysis of this reduction by business segment is as follows for each of the twelve months ended December 31, 2015, 2014 and 2013:

	For the Twelve Months Ended
Business Segment	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Reinsurance	$90.8	$99.0	$122.6
Insurance	65.7	5.1	(14.9)
Total losses and loss expense reserves reductions	$156.5	$104.1	$107.7

For the twelve months ended December 31, 2015. The analysis of the development by each segment is as follows:
Reinsurance. Net reserve releases of $90.8 million in the period were attributable to all lines of business. The largest releases in the period were $32.6 million from specialty reinsurance lines due primarily to benign incurred experience, $25.5 million from casualty reinsurance due to favorable development and $24.8 million from other property reinsurance lines due to favorable development.
Insurance. Net reserve releases of $65.7 million in 2015 were largely attributable to net reserve releases of $53.7 million from property and casualty lines and $8.8 million from financial and professional lines. The most significant factor affecting the level of release in 2015 was the release of a small number of case reserves where we saw favorable claims development.
For the twelve months ended December 31, 2014.  The analysis of the development by each segment is as follows:
Reinsurance. Net reserve releases of $99.0 million in the period were attributable to all lines of business. The most significant releases were $48.6 million from our specialty lines due to a combination of a reduction in credit and surety estimates, a reduction in 2011 prior claim estimates, mainly from short-tail lines, and the final settlement of a large contract; $18.9 million from other property lines, $17.5 million from casualty lines due to better than expected development; and $14.4 million from property catastrophe lines due primarily to a reduction in reserving margins held against 2012 and prior catastrophe events and better than planned experience.
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
Other than the matters described under “— Critical Accounting Policies — Reserving Approach,” we did not make any significant changes in methodologies used in our reserving process. Nevertheless, because the period of time we have been in operation is relatively short, for longer tail lines in particular, our loss experience is limited and reliable evidence of changes in trends of numbers of claims incurred, average settlement amounts, numbers of claims outstanding and average losses per claim will necessarily take years to develop.

Capital Management
The following table shows our capital structure at December 31, 2015 compared to December 31, 2014:

	As at December 31, 2015	At December 31, 2014
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,864.1	$2,863.5
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.2	549.1
Loan notes issued by variable interest entities, at fair value	190.6	138.6
Total capital	$4,159.7	$4,107.0
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 31.1% as of December 31, 2015 (December 31, 2014 — 30.8%).
As at December 31, 2015, total shareholders’ equity was $3,419.9 million compared to $3,419.3 million at December 31, 2014. Our total shareholders’ equity as at December 31, 2015 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2014 — $555.8 million).
Our senior notes were the only material debt issued by Aspen Holdings as of December 31, 2015 and 2014 of $549.2 million and $549.1 million, respectively.
In addition to the senior notes issued by Aspen Holdings, we have also reported $190.6 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
Management monitors the ratio of debt to total capital, with total capital being defined as shareholders’ equity plus outstanding debt and as at December 31, 2015, this ratio was 17.8% (2014 — 17.0%).
The principal capital management transactions during 2014 and 2015 were as follows:

•	On April 23, 2014, we announced an 11.1% increase in our normal quarterly dividend to our ordinary shareholders from $0.18 per share to $0.20 per share.

•
For the twelve months ended December 31, 2014, we acquired and cancelled a total of 4,289,857 ordinary shares in open market repurchases. The total consideration paid for the twelve months ended December 31, 2014 was $180.9 million with the average price for the twelve months ended December 31, 2014 being $42.16. As at December 31, 2014, we had $43.3 million remaining under our current share repurchase authorization of $500.0 million granted on February 7, 2013.

•	On April 22, 2015, we announced a 5.0% increase in our quarterly dividend to our ordinary shareholders from $0.20 per ordinary share to $0.21 per ordinary share.

•
For the twelve months ended December 31, 2015, we acquired and cancelled a total of 1,790,333 ordinary shares in open market repurchases. The total consideration paid for the twelve months ended December 31, 2015 was $83.7 million with the average price for the twelve months ended December 31, 2015 being $46.74. As at December 31, 2015, we had $416.3 million remaining under our current share repurchase authorization of $500.0 million granted on February 5, 2015.

Access to capital.  Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,419.9 million at December 31, 2015 (December 31, 2014 — $3,419.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis. As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. During the year ended December 31, 2015, Aspen Holdings received a $4.7 million (2014 —$30.5 million) payment of intercompany interest in respect of an intercompany loan from Aspen U.K. Holdings and $17.5 million in respect of an intercompany loan from Aspen European. In addition, Aspen Holdings received dividends of $223.0 million (2014 — $258.5 million) from Aspen Bermuda, $61.4 million from Aspen European and $2.9 million (2014 — $Nil) from AMAL.
As at December 31, 2015, Aspen Holdings held $110.5 million (December 31, 2014 — $86.8 million) of cash and cash equivalents. Management considers the current cash and cash equivalents, together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.
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
Operating Subsidiaries.  As of December 31, 2015, the Operating Subsidiaries held $1,136.4 million (December 31, 2014 — $1,296.2 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2015 and for the foreseeable future.

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
We manage these risks by making regular forecasts of the timing and amount of expected cash outflows and ensuring that we maintain sufficient balances in cash and short-term investments to meet these estimates. Notwithstanding this policy, if these cash flow forecasts are incorrect, we could be forced to liquidate investments prior to maturity, potentially at a significant loss. Historically, we have not had to liquidate investments at a significant loss to maintain sufficient levels of liquidity.
Where we incur losses in currencies which are not normally held we will convert funds into the appropriate currencies to mitigate our currency risk and also make funds available to settle claims in local currencies as and when they become due. Recent examples of this have been where we have converted funds to Thai Bhat, New Zealand Dollars and Brazilian Reals to cover flood, earthquake and other losses in these countries. For local regulatory reasons we hold assets in trust which does limit our liquidity to some degree, however, the process of matching assets with liabilities in currency means that at any one time we will hold cash and short-term assets in all major currencies which are available to settle claims.
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at December 31, 2015 and December 31, 2014:

	As at December 31, 2015	At December 31, 2014
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,421.0	$1,094.3
Third party	2,265.6	2,268.2
Letters of credit / guarantees	708.5	788.9
Total restricted assets	$4,395.1	$4,151.4
Total as percent of investable assets(1)	49.6%	48.0%
(1) The comparative balances have been re-presented to reflect total restricted investable assets as a percent of investable assets. Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.
See Note 20(a), “Commitments and Contingencies — Restricted Assets,” of our consolidated financial statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.
Consolidated cash flows for the twelve months ended December 31, 2015. Total net cash flow from operations was $574.2 million, a decrease of $33.2 million from 2014. For the twelve months ended December 31, 2015, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,108.5 million in 2015, and used $501.9 million in investing and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $88.7 million, and $83.7 million was used to repurchase ordinary shares. At December 31, 2015, we had a balance of cash and cash equivalents of $1,099.5 million.
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
Letter of Credit Facilities.
 On June 12, 2013, Aspen Holdings and several of its wholly-owned subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “Credit Agreement”) with various lenders and Barclays Bank PLC (“Barclays”), as administrative agent, which amends and restates the credit agreement, dated as of July 30, 2010, among Aspen Holdings, the Borrowers, various lenders and Barclays. The credit facility is used to finance our working capital needs and those of our subsidiaries for letters of credit in connection with our insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and we have the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of December 31, 2015, no borrowings were outstanding under the credit facility.
The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for Aspen Holdings’ long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
Under the credit facility, we must not permit (a) consolidated tangible net worth to be less than approximately $2,428.6 million plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by Aspen Holdings of its capital stock, in each case after January 1, 2013, (b) the ratio of our total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than “B++” from A.M. Best. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants, include, among others, covenants that, subject to various exceptions, restrict the ability of Aspen Holdings and its subsidiaries to: incur indebtedness; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem Aspen Holdings’ equity securities or those of its subsidiaries and make other restricted payments; make certain investments; agree with others to limit the ability of Aspen Holdings’ subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to Aspen Holdings or another of its subsidiaries. In addition, the credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. Our credit facility also contains customary provisions in respect of successor companies resulting from mergers and acquisitions assuming obligations thereunder.
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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at December 31, 2015, we had $463.6 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2014 — $463.6 million under the LOC Facility).
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
In addition, on February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extended the maturity date of the credit facility to December 31, 2014. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2015, we had $5.0 million of outstanding collateralized letters of credit under this facility (December 31, 2014 — $5.0 million). We did not extend the maturity date of this secured letter of credit facility and, as a result, it expired on January 31, 2015. As a result, no new letters of credit can be issued under this facility.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations (other than our obligations to employees and our perpetual preference shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as of December 31, 2015:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating lease obligations	$10.5	$14.4	$13.9	$12.4	$8.7	$88.9	$148.8
Long-term debt obligations(1)	—	—	—	—	250.0	300.0	550.0
Reserves for losses and LAE(2)	1,260.9	927.6	663.9	481.3	337.7	1,266.8	4,938.2
Total	$1,271.4	$942.0	$677.8	$493.7	$596.4	$1,655.7	$5,637.0
__________________

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $190.6 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. This uncertainty is heightened by the relatively short time in which we have operated (relevant in particular to longer-tail lines), thereby providing limited Company-specific claims loss payment patterns. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out under “ — Critical Accounting Policies — Reserves for Losses and Loss Expenses” above.

For a detailed description of our operating lease obligations, see Part I, Item 2, “Properties.”

Off-Balance Sheet Arrangements

As at December 31, 2015, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As of February 2016, although inflation is currently low, we consider that in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Reconciliation of Non-U.S. GAAP Financial Measures
Adjusted diluted book value per ordinary share, a non-U.S. GAAP measure, is calculated by adding back ordinary dividends to shareholders’ equity at the end of the year. We believe that adding back ordinary dividends provides a more consistent and useful measurement of total shareholder value, which supplements U.S. GAAP information.

	As at December 31, 2015	As at December 31, 2014
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,419.9	$3,419.3
Accumulated other comprehensive income, net of taxes	(59.6)	(234.3)
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interest	(1.3)	(0.5)
Ordinary dividends	50.9	50.3
Adjusted total shareholders’ equity	$2,854.1	$2,679.0

Ordinary shares	60,918,373	62,017,368
Diluted ordinary shares	62,240,466	63,448,319

Average equity, a non-U.S. GAAP financial measure, is calculated by the arithmetic average on a monthly basis for the stated periods excluding (i) preference shares, (ii) after-tax unrealized appreciation or depreciation on investments and (iii) the average after-tax unrealized foreign exchange gains and losses. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. Dollar and the functional currencies of our Operating Subsidiaries. Therefore, we believe that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements U.S. GAAP information.

	As at December 31, 2015	As at December 31, 2014
	($ in millions)
Total shareholders’ equity	$3,419.9	$3,419.3
Non-controlling interest	(1.3)	(0.5)
Average preference shares	(555.8)	(555.8)
Average adjustment	(13.3)	11.6
Average equity	$2,849.5	$2,874.6

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized and unrealized capital gains or losses, including net realized and unrealized gains and losses on interest rate swaps, after-tax net foreign exchange gains or losses, including net realized and unrealized gains and losses on foreign exchange contracts, changes in the fair value of derivatives, the amount attributable to non-controlling interest and certain non-recurring items. In 2014, non-recurring items included costs associated with defending the unsolicited approach and an inadequate offer by Endurance in the amount of $28.5 million for the twelve months ended December 31, 2014. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

	As at December 31, 2015	As at December 31, 2014
	($ in millions)
Net income after tax	$323.1	$355.8
Add (deduct) after tax income:
Net realized and unrealized investment (gains)	(16.7)	(25.2)
Net realized and unrealized exchange (gains)/losses	19.7	(4.8)
Changes to the fair value of derivatives	(4.1)	14.4
Costs associated with defending the unsolicited approach from Endurance	—	28.5
Tax on non-operating income	(0.6)	(0.2)
Amount attributable to non-controlling interest	(0.8)	(0.8)
Operating income after tax and non-controlling interest	$320.6	$367.7

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
As at December 31, 2015, we held a number of standard fixed for floating interest rate swaps with a total notional amount of $756.3 million due to mature between January 20, 2016 and November 9, 2020. The interest rate swaps are part of our ordinary course investment activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.

As at December 31, 2015, our fixed income portfolio had an approximate duration of 3.65 years excluding the duration impact of the interest rate swaps. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market Value	$7,314.5	$7,185.7	$7,056.9	$6,928.1	$6,799.3
Gain/Loss	$257.6	$128.8	$—	$(128.8)	$(257.6)
Percentage of Portfolio	3.6%	1.8%	—	(1.8)%	(3.7)%
Corresponding percentage at December 31, 2014	3.5%	1.8%	—	(1.8)%	(3.5)%
Value at Risk (“VaR”).  VaR is a probabilistic method of measuring the potential loss in portfolio value over a given time period and for a given distribution of historical returns. Portfolio risk, as measured by VaR, is affected by four primary risk factors: asset concentration, asset volatility, asset correlation and systemic risk. We measure VaR for our portfolio at the 95% confidence level on two different bases that place lower (short VaR) or higher (long VaR) weights on historical market observations. At December 31, 2015, our short VaR was 2.1% and our long VaR was 2.3%.
Equity risk.  We have invested in equity securities which had a fair market value of $736.4 million at December 31, 2015, equivalent to 8.4% of the total of investments and cash and cash equivalents at that date. These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As of December 31, 2015, approximately 88.7% of our cash and investments was held in U.S. Dollars (2014 — 79.3%), approximately 5.1% were in British Pounds (2014 —8.4%) and approximately 6.2% were in currencies other than the U.S. Dollar and the British Pound (2014 — 12.3%). For the twelve months ended December 31, 2015, 15.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2014 — 16.5%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2016.
Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2015 would have impacted reported net comprehensive income by approximately $0.9 million (2014 — $10.9 million).
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
As at December 31, 2015, we held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate value of $379.9 million (2014 — $403.4 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2015, the impact of foreign exchange contracts on net income was a gain of $11.6 million (December 31, 2014 — loss of $7.7 million).
As at December 31, 2015, we held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate value of $113.6 million (2014 — $135.8 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the twelve months ended December 31, 2015, the movement in other comprehensive income representing the effective portion was an increase of $2.6 million (December 31, 2014 — reduction of $3.8 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2015, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized loss of $4.9 million (December 31, 2014 — loss of $0.3 million).
Credit risk.  As at December 31, 2015, we had notional amounts of interest rate swaps of $756.3 million with two counterparties, Goldman Sachs International (“Goldman”) ($256.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective ISDA agreements. As at December 31, 2014, we had notional amounts of interest rate swaps of $951.3 million with two counterparties, Goldman ($451.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective ISDA agreements.
As of December 31, 2015, our interest rate swap positions’ Net Present Value (“NPV”) under each of our interest rate swaps with Goldman and Crédit Agricole CIB were “negative” (i.e., in favor of Goldman and Crédit Agricole CIB) for which we posted collateral with a market value of $4.6 million in favor of Goldman and $5.5 million in favor of Crédit Agricole CIB.
Below is a description of the main processes and procedures we have undertaken to assess the financial strength and ability of our interest rate swap counterparties to perform their obligations:

•	We have ISDA master agreements with multiple potential counterparties to diversify our counterparty credit risk exposure as we deem appropriate.

•
We view senior unsecured debt ratings as the key factor in assessing the financial strength and probability of default of a counterparty. Accordingly, as of December 31, 2015, we have only entered into interest rate swap transactions with counterparties who have (or whose obligations are guaranteed by an affiliate that has) a senior unsecured debt rating of at least “BBB.” As at December 31, 2015, the Goldman Sachs Group (the guarantor of the obligations of Goldman under the Goldman ISDA Agreement) was rated “BBB+” from S&P and “A3” from Moody's and Crédit Agricole CIB was rated “A2” from Moody’s and “A” from S&P.

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

As of December 31, 2015, we estimated our maximum loss due to counterparties defaulting to be in the range of $0.6 million to $2.5 million, if we assume daily movement in the value of the interest rate swap of between 10 and 45 basis points. As collateral obligations are calculated on a daily basis, from a counterparty credit risk exposure we focus on the daily movement in the value of the interest rate swap. In the past ten years (2006-2015 inclusive), the biggest one day move in the interest rate swap market (using the 5 year interest rate swap as a proxy) was 39 basis points. If that movement were to occur in our favor, then our total exposure to counterparties we have as at December 31, 2015 would be approximately $2.3 million in total to both counterparties.
We also have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2015, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2014 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “BBB+” by S&P and “A3” by Moody’s) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s & long term issuer credit rating of “A” by S&P).
In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A-” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best. The total amount recoverable by the Company from reinsurers at December 31, 2015 is $354.8 million (2014 — $350.0 million). Of the balance at December 31, 2015, 20.0% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P, 20.4% is with Munich Re rated A+ by AM Best and AA- by S&P and 9.2% are with Axis Re which is rated A+ by A.M. Best and A+ by S&P . These are the Company’s largest exposures to individual reinsurers.

Item 8.	Financial Statements and Supplementary Data
Reference is made to Part IV, Item 15(a) of this report, commencing on page F-1, for the Consolidated Financial Statements and Reports of the Company and the Notes thereto, as well as the Schedules to the Consolidated Financial Statements.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Due to a reorganization of KPMG’s U.K. operations, we changed our independent registered public accounting firm from KPMG Audit Plc to KPMG LLP effective April 22, 2015. There were no disagreements with our public accounting firms on accounting and financial disclosure during the years ended December 31, 2015 and 2014.

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
Changes in Internal Control Over Financial Reporting
Management’s assessment of the overall effectiveness of our internal controls over financial reporting has historically been based on the framework set forth in the Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. In May 2013, COSO issued an updated framework (the “2013 COSO Framework”). We integrated the changes prescribed by the 2013 COSO Framework into our internal controls over financial reporting during fiscal year 2014. The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2015. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information

We made the following disclosure pursuant to Section 13(r) to the U.S. Securities Exchange Act of 1934, as amended, in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015:

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the section captioned “Management” of our Proxy Statement for our 2016 Annual General Meeting of shareholders.
Our Board has adopted a code of ethics entitled “Code of Business Conduct and Ethics” which applies to all of our employees, officers and directors, including our Group Chief Executive Officer and Chief Financial Officer. Copies of this code can be found at www.aspen.co and may be obtained in print, without cost, by writing to Aspen Insurance Holdings Limited, Attention: Company Secretary, 141 Front Street, Hamilton HM19, Bermuda.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Non-Employee Director Compensation” of our Proxy Statement for our 2016 Annual General Meeting of shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Beneficial Ownership” of our Proxy Statement for our 2016 Annual General Meeting of shareholders.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table as at December 31, 2015:
Equity Compensation Plan Information
The table below includes securities to be issued upon exercise of outstanding options and other awards granted pursuant to the Company’s 2003 Share Incentive Plan, as amended, prior to April 24, 2013 and thereafter under the Company’s 2013 Share Incentive Plan, Amended 2006 Stock Option Plan, 2008 Employee Share Purchase Plan (the “2008 Employee Share Purchase Plan”) and 2008 Sharesave Scheme (the “2008 Sharesave Scheme” and, together with the 2008 Employee Share Purchase Plan, the “2008 Employee Purchase Plans”) as of December 31, 2015 and shares reserved for future issuance under the foregoing plans.

	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders (1)	1,303,531	$0.53	2,759,724	(3) (4)
Equity compensation plans not approved by security holders	—	—	—
Total	1,303,531	$0.53	2,759,724	(3) (4)

(1)
In respect of performance shares, this column includes (i) 250,630 performance shares that have been earned based on applicable performance testing prior to December 31, 2015 and (ii) 512,403 performance shares that are subject to performance testing after December 31, 2015, which we have assumed will vest at 100.0% of target performance (the actual number of performance shares earned can range from 0.0% to 200.0% of target based on applicable performance testing).

(2)
The weighted average exercise price calculation includes option exercise prices between $21.96 and $24.76 plus outstanding restricted share units and performance shares which have a nil exercise price. The weighted average exercise price of outstanding options (i.e., excluding outstanding restricted share units and performance shares) is $23.59.

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

(4)
Includes 639,712 ordinary shares authorized and remaining available for issuance under the 2008 Employee Purchase Plans as of December 31, 2015. Of these, 32,833 ordinary shares under the 2008 Employee Purchase Plans were subject to purchase rights as of December 31, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Related Transactions” and “Director Independence” of our Proxy Statement for our 2016 Annual General Meeting of shareholders.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference from the information to be included in our Proxy Statement for our 2016 Annual General Meeting of shareholders.

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

4.18
Rights Agreement, dated as of April 17, 2014, between the Company and Computershare Inc., which includes the form of Certificate of Designations as Exhibit A, the form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preference Shares as Exhibit C (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 17, 2014)

4.19
Form 8-A, dated April 17, 2014, relating to the preferred share purchase rights attached to each of the Company’s outstanding ordinary shares (incorporated herein by reference to the Form 8-A filed on April 17, 2014)

10.1
Amended and Restated Shareholders’ Agreement, dated as of September 30, 2003, among the Company and each of the persons listed on Schedule A thereto (incorporated herein by reference to exhibit 10.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.2
Third Amended and Restated Registration Rights Agreement, dated as of November 14, 2003, among the Company and each of the persons listed on Schedule 1 thereto (incorporated herein by reference to exhibit 10.2 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

10.3
Service Agreement, dated September 24, 2004, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*

10.4
Amendment Agreement, dated October 28, 2014, between Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2014)*

10.5
Change of Control Employment Agreement, dated February 23, 2015, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.6
Employment Agreement, dated January 12, 2004, between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*

10.7
Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29,
2008)*

10.8
Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*

10.9
Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.10
Change of Control Employment Agreement, dated February 23, 2015, between Brian Boornazian, Aspen Insurance U.S. Services Inc. and the Company (Addendum to Employment Agreement) (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.11
Service Agreement, dated May 19, 2014, between Scott Kirk and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.17 the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.12
Change of Control Employment Agreement, dated February 23, 2015, between Scott Kirk, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.13	Service Agreement, dated September 4, 2014, between Stephen Postlewhite and Aspen Insurance UK Services Limited, filed with this report*

10.14	Change of Control Agreement, dated February 23, 2015, between Stephen Postlewhite, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement), filed with this report*

10.15	Employment Agreement, dated January 24, 2011, between Emil Issavi and Aspen Insurance U.S. Services Inc., filed with this report*

10.16	Change of Control Agreement, dated February 24, 2015, between Emil Issavi, Aspen Insurance U.S. Services Inc. and the Company (Addendum to Employment Agreement), filed with this report*

10.17
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

10.20
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

10.22	2006 Option Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.23
Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors, as amended dated March 21, 2007 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 7, 2007)*

10.24
Amendment to the Aspen Insurance Holdings Limited 2006 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.25
Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*

10.26
Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.27
Amended 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.28
Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.29
Form of 2011 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 28,
2012)*

10.30
Form of 2012 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.31
Form of 2013 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed on April 29, 2013)*

10.32
Form of 2014 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed on August 5, 2014)*

10.33
Form of 2015 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed on April 30, 2015)*

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

10.42
Aspen Insurance U.S. Services Inc. Nonqualifed Deferred Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed on May 1, 2014)*

10.43
Amended and Restated Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.44
Master Confirmation, dated September 28 2007, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed on November 8, 2007)**

10.45
Supplemental Confirmation, dated as of February 26, 2013, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2013 filed on April 29, 2013)**

10.46
Credit Agreement, dated as of July 30, 2010, among the Company, various lenders and Barclays Bank PLC, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2010)

10.47
Amended and Restated Credit Agreement, dated as of June 12, 2013, among the Company, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 2, 2013)

10.48
First Amendment to Amended and Restated Credit Agreement, dated December 12, 2014, among the Company, various subsidiaries thereof, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2014)

10.49
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

10.53
Assignment Agreement, dated October 11, 2006, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.54
Letter Agreement, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.55
Amendment to Committed Letter of Credit Facility, dated October 29, 2008, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.56
Amendment to Pledge Agreement, dated October 29, 2008, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2008)

10.57
Letter of Credit, dated April 29, 2009, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2009)

10.58
Letter of Credit, dated August 12, 2011, between Aspen Bermuda Limited (formerly known Aspen Insurance Limited) and Citibank Europe plc, (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2011)

10.59
Letter of Credit, dated July 30, 2012, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2012)

10.60
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

10.62
Pledge Agreement Amendment, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on July 3, 2014)

10.63
Amended and Restated Pledge Agreement, dated December 18, 2014, between Aspen Bermuda Limited and Citibank Europe plc, as successor by assignment to Citibank, N.A. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014)

10.64
$200,000,000 Facility Agreement, dated October 6, 2009, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 7, 2009)

10.65
First Amendment Agreement to Multicurrency Letter of Credit Facility, dated February 28, 2011, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 1, 2011)

10.66
Amendment Letter to Multicurrency Letter of Credit Facility, dated February 1, 2013, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Aspen Insurance UK Limited and Barclays Bank PLC (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 1, 2013)

21.1	Subsidiaries of the Company, filed with this report

23.1	Consent of KPMG Audit Plc, filed with this report

23.2	Consent of KPMG LLP, filed with this report.

24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

101
The following financial information from Aspen Insurance Holdings Limited’s annual report on Form 10-K for the year ended December 31, 2015 formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2015, 2014 and 2013; (ii) Consolidated Balance Sheets at December 31, 2015 and December 31, 2014; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2015, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2015, 2014 and 2013; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text and in detail***

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
Date: February 19, 2016
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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on February 19, 2016.

Signature	Title
/s/ Glyn Jones	Chairman and Director
Glyn Jones

/s/ Christopher O’Kane	Chief Executive Officer (Principal Executive Officer)
Christopher O’Kane

/s/ Scott Kirk	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Scott Kirk

/s/ Liaquat Ahamed	Director
Liaquat Ahamed

/s/ Albert Beer	Director
Albert Beer

/s/ Richard Bucknall	Director
Richard Bucknall

/s/ John Cavoores	Director
John Cavoores

/s/ Gary Gregg	Director
Gary Gregg

/s/ Heidi Hutter	Director
Heidi Hutter

/s/ Gordon Ireland	Director
Gordon Ireland

/s/ Karl Mayr	Director
Karl Mayr

/s/ Peter O’Flinn	Director
Peter O’Flinn

/s/ Bret Pearlman	Director
Bret Pearlman

/s/ Ronald Pressman	Director
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as of December 31, 2015.
The Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG LLP’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Aspen Insurance Holdings Limited
We have audited the accompanying consolidated balance sheet of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules on pages S-2 to S-8 as at December 31, 2015, and for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these consolidated financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as at December 31, 2015, and for the year then ended, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

/s/ KPMG LLP
KPMG LLP

London, United Kingdom
February 19, 2016

ASPEN INSURANCE HOLDINGS LIMITED
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Aspen Insurance Holdings Limited:
We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (“the Company”) as of December 31, 2014, and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedules on pages S-2 to S-8 as at December 31, 2014, and for each of the years in the two-year period then ended. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and on the financial statement schedules.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules as at December 31, 2014, and for each of the years in the two-year period then ended, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ KPMG Audit Plc
KPMG Audit Plc

London, United Kingdom
February 23, 2015

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2015, 2014 and 2013
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2015	2014	2013
Revenues
Net earned premium	$2,473.3	$2,405.3	$2,171.8
Net investment income	185.5	190.3	186.4
Realized and unrealized investment gains	94.5	46.3	56.9
Other income	0.1	4.5	8.2
Total revenues	2,753.4	2,646.4	2,423.3
Expenses
Losses and loss adjustment expenses	1,366.2	1,307.5	1,223.7
Amortization of deferred policy acquisition costs	483.6	451.2	422.0
General, administrative and corporate expenses	424.0	445.7	368.1
Interest on long-term debt	29.5	29.5	32.7
Change in fair value of derivatives	(6.8)	15.2	(1.3)
Change in fair value of loan notes issued by variable interest entities	19.8	18.6	—
Realized and unrealized investment losses	77.5	14.7	20.5
Net realized and unrealized foreign exchange gains/(losses)	21.4	(5.6)	13.2
Other expenses	0.7	1.7	1.7
Total expenses	2,415.9	2,278.5	2,080.6
Income from operations before income tax	337.5	367.9	342.7
Income tax expense	(14.4)	(12.1)	(13.4)
Net income	$323.1	$355.8	$329.3
Amount attributable to non-controlling interest	(0.8)	(0.8)	0.5
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$322.3	$355.0	$329.8
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$(37.9)	$(7.7)	$(24.1)
Change in net unrealized gains on available for sale securities held	(71.7)	45.4	(174.3)
Amortization of loss on derivative contract	—	—	0.5
Net change from current period hedged transactions	2.6	(3.8)	—
Change in foreign currency translation adjustment	(83.0)	(23.8)	(24.1)
Other comprehensive (loss)/income, gross of tax	(190.0)	10.1	(222.0)
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	1.2	0.2	0.7
Change in net unrealized gains on available for sale securities held	3.2	(3.0)	13.0
Net change from current period hedged transactions	—	—	—
Change in foreign currency translation adjustment	10.9	7.9	—
Total tax on other comprehensive income	15.3	5.1	13.7
Other comprehensive (loss)/income, net of tax	(174.7)	15.2	(208.3)
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$147.6	$370.2	$121.5
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	61,287,884	64,536,491	66,872,048
Diluted	62,687,503	65,872,949	69,417,903
Basic earnings per ordinary share adjusted for preference share dividends	$4.64	$4.92	$4.29
Diluted earnings per ordinary share adjusted for preference share dividends	$4.54	$4.82	$4.14
See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2015 and December 31, 2014
($ in millions, except share and per share amounts)

	As at December 31, 2015	As at December 31, 2014
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,867.5 and $5,462.9)	$5,951.1	$5,630.0
Fixed income securities, trading at fair value (amortized cost — $794.2 and $760.9)	788.0	771.0
Equity securities, available for sale at fair value (cost — $Nil and $82.6)	—	109.9
Equity securities, trading at fair value (cost — $722.5 and $585.2)	736.4	616.0
Short-term investments, available for sale at fair value (amortized cost — $162.9 and $258.2)	162.9	258.3
Short-term investments, trading at fair value (amortized cost — $9.5 and $0.2)	9.5	0.2
Catastrophe bonds, trading at fair value (cost — $55.2 and $34.4)	55.4	34.8
Other investments, equity method	8.9	8.7
Total investments	7,712.2	7,428.9
Cash and cash equivalents (including cash within consolidated variable interest entities of ($243.3 and $176.7)	1,099.5	1,178.5
Reinsurance recoverables:
Unpaid losses	354.8	350.0
Ceded unearned premiums	168.9	206.8
Receivables:
Underwriting premiums	1,115.6	1,011.7
Other	94.3	90.2
Funds withheld	36.0	46.9
Deferred policy acquisition costs	361.1	299.0
Derivatives at fair value	9.2	8.0
Receivables for securities sold	0.6	2.3
Office properties and equipment	70.6	62.2
Deferred taxation	3.7	—
Other assets	4.1	13.6
Intangible assets	18.2	18.2
Total assets	$11,048.8	$10,716.3

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2015 and December 31, 2014
($ in millions, except share and per share amounts)

	As at December 31, 2015	At December 31, 2014
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$4,938.2	$4,750.8
Unearned premiums	1,587.2	1,441.8
Total insurance reserves	6,525.4	6,192.6
Payables
Reinsurance premiums	92.7	92.0
Current taxation	10.8	18.3
Deferred taxation	—	3.1
Accrued expenses and other payables	343.8	356.9
Liabilities under derivative contracts	4.0	14.3
Total payables	451.3	484.6
Loan notes issued by variable interest entities, at fair value	103.0	70.7
Long-term debt	549.2	549.1
Total liabilities	$7,628.9	$7,297.0
Commitments and contingent liabilities (see Note 20)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
60,918,373 shares of par value 0.15144558¢ each (December 31, 2014 — 62,017,368)	$0.1	$0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2014 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2014 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2014— 6,400,000)	—	—
Non-controlling interest	1.3	0.5
Additional paid-in capital	1,075.3	1,134.3
Retained earnings	2,283.6	2,050.1
Accumulated other comprehensive income, net of taxes	59.6	234.3
Total shareholders’ equity	3,419.9	3,419.3
Total liabilities and shareholders’ equity	$11,048.8	$10,716.3

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2015, 2014 and 2013
($ in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Ordinary shares
Beginning and end of the year	$0.1	$0.1	$0.1
Preference shares
Beginning and end of the year	—	—	—
Non-controlling interest
Beginning of the year	0.5	(0.3)	0.2
Net change attributable to non-controlling interest for the year	0.8	0.8	(0.5)
End of the year	1.3	0.5	(0.3)
Additional paid-in capital
Beginning of the year	1,134.3	1,297.4	1,516.7
New ordinary shares issued	6.8	2.7	21.2
Ordinary shares repurchased and cancelled	(83.7)	(180.9)	(309.6)
Preference shares issued	—	—	270.6
PIERS redeemed and cancelled	—	—	(230.0)
PIERS redemption (1)	—	—	7.1
Share-based compensation	17.9	15.1	21.4
End of the year	1,075.3	1,134.3	1,297.4
Retained earnings
Beginning of the year	2,050.1	1,783.3	1,544.0
Net income for the year	323.1	355.8	329.3
Dividends on ordinary shares	(50.9)	(50.3)	(47.8)
Dividends on preference shares	(37.8)	(37.8)	(35.5)
PIERS redemption (1)	—	—	(7.1)
Amount attributable to non-controlling interest for the year	(0.8)	(0.8)	0.5
Dividends due to non-controlling interest	(0.1)	(0.1)	(0.1)
End of the year (1)	2,283.6	2,050.1	1,783.3
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	72.7	88.6	112.7
Change for the year, net of income tax	(72.1)	(15.9)	(24.1)
End of the year	0.6	72.7	88.6
Loss on derivatives, net of taxes:
Beginning of the year	(3.8)	—	(0.5)
Reclassification to interest on long-term debt	—	—	0.5
Net change from current period hedged transactions	2.6	(3.8)	—
End of the year	(1.2)	(3.8)	—
Unrealized appreciation on available for sale investments, net of taxes:
Beginning of the year	165.4	130.5	315.2
Change for the year, net of taxes	(105.2)	34.9	(184.7)
End of the year	60.2	165.4	130.5
Total accumulated other comprehensive income, net of taxes	59.6	234.3	219.1

Total shareholders’ equity	$3,419.9	$3,419.3	$3,299.6
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

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2015, 2014 and 2013
($ in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$323.1	$355.8	$329.3
Proportion due to non-controlling interest	(0.8)	(0.8)	0.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	28.5	29.6	41.1
Share-based compensation	17.9	15.1	21.4
Realized and unrealized investment (gains)	(94.5)	(46.3)	(56.9)
Realized and unrealized investment losses	77.5	14.7	20.5
Change in fair value of loan notes issued by variable interest entities	19.8	18.6	—
Other investments gains	—	—	2.3
Net realized and unrealized investment foreign exchange losses	5.5	0.8	3.7
Loss on derivative contracts	2.6	—	0.5
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	244.5	159.3	(82.9)
Unearned premiums	120.4	152.6	158.5
Reinsurance recoverables:
Unpaid losses	(8.6)	(19.3)	164.1
Ceded unearned premiums	37.8	(51.8)	(29.4)
Other receivables	0.6	(4.5)	12.4
Deferred policy acquisition costs	(61.9)	(41.5)	(39.1)
Reinsurance premiums payable	2.7	4.5	(32.8)
Funds withheld	10.9	(0.4)	37.8
Premiums receivable	(123.7)	(28.5)	52.1
Deferred taxes	(6.8)	4.7	(19.5)
Income tax payable	(7.4)	(10.8)	21.3
Accrued expenses and other payable	(11.9)	51.6	(9.6)
Fair value of derivatives and settlement of liabilities under derivatives	(11.4)	10.4	(9.2)
Long-term debt	0.1	0.1	0.2
Intangible assets	—	(0.2)	(0.1)
Other assets	9.3	(6.3)	(19.8)
Net cash generated by operating activities	$574.2	$607.4	$566.4

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2015, 2014 and 2013
($ in millions)

	Twelve Months Ended December 31,
	2015	2014	2013
Cash flows (used in)/from investing activities:
(Purchases) of fixed income securities — Available for sale	$(2,131.9)	$(2,005.0)	$(2,129.8)
(Purchases) of fixed income securities — Trading	(556.9)	(653.4)	(763.4)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,656.3	1,909.5	1,872.3
Proceeds from sales and maturities of fixed income securities — Trading	519.9	615.9	486.0
(Purchases) of equity securities — Available for sale	—	—	(2.5)
(Purchases) of equity securities — Trading	(392.2)	(361.0)	(304.4)
Net proceeds/(purchases) of catastrophe bonds — Trading	(20.9)	(28.7)	(5.8)
Proceeds from sales of equity securities — Available for sale	108.6	40.0	82.2
Proceeds from sales of equity securities — Trading	270.8	62.2	24.1
(Purchases) of short-term investments — Available for sale	(212.1)	(580.6)	(382.3)
Proceeds from sale of short-term investments — Available for sale	282.6	470.3	640.5
(Purchases) of short-term investments — Trading	(45.6)	(114.2)	(80.3)
Proceeds from sale of short-term investments — Trading	36.3	114.0	82.7
Net change in (payable)/receivable for securities sold	(2.1)	2.8	(0.9)
Net proceeds from other investments	—	39.3	—
Purchase of equipment	(13.9)	(26.1)	(16.3)
Investment in Micro-insurance venture	(0.8)	—	—
Net cash (used in) investing activities	(501.9)	(515.0)	(497.9)

Cash flows (used in)/from financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	6.8	2.7	21.2
Proceeds from the issuance of preference shares, net of issuance costs	—	—	270.6
PIERS repurchased and cancelled	—	—	(230.0)
Ordinary shares repurchased	(83.7)	(180.9)	(309.6)
Proceeds from loan notes issued by Silverton	100.0	70.0	50.0
Repayment of loan notes issued by Silverton	(67.8)	—	—
Dividends paid on ordinary shares	(50.9)	(50.3)	(47.8)
Dividends paid on preference shares	(37.8)	(37.8)	(35.5)
Dividends paid to non-controlling interest	(0.1)	(0.1)	(0.1)
Proceeds from note issuances by Aspen Holdings	—	—	299.7
Long-term debt redeemed	—	—	(250.0)
Make whole payment	—	—	(9.3)
Net cash (used in) financing activities	(133.5)	(196.4)	(240.8)

Effect of exchange rate movements on cash and cash equivalents	(17.8)	(11.1)	2.3

(Decrease) in cash and cash equivalents	(79.0)	(115.1)	(170.0)
Cash and cash equivalents at beginning of period	1,178.5	1,293.6	1,463.6
Cash and cash equivalents at end of period	$1,099.5	$1,178.5	$1,293.6

Supplemental disclosure of cash flow information:
Net cash paid/(received) during the period for income tax	$8.8	$1.8	$(6.3)
Cash paid during the period for interest	$29.0	$29.0	$35.0

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2015, 2014 and 2013
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
Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to the losses and loss adjustment expenses, reinsurance recoverables, gross written premiums and commissions which have not been reported to the Company such as those relating to proportional treaty reinsurance contracts, unrecognized tax benefits, the fair value of derivatives and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the assumptions or estimates were made.

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

(c)	Accounting for Investments, Cash and Cash Equivalents
Fixed Income Securities. The fixed income securities portfolio comprises securities issued by governments and government agencies, corporate bonds, mortgage and other asset-backed securities and bank loans. Investments in fixed income securities are classified as available for sale or trading and are reported at estimated fair value in the consolidated balance sheet. Investment transactions are recorded on the trade date with balances pending settlement reflected in the consolidated balance sheet under receivables for securities sold and accrued expenses and other payables for securities purchased, respectively. Fair values are based on quoted market prices and other data provided by third-party pricing services and index providers.
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

(e)	Accounting for Intangible Assets
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

(f)	Accounting for Office Properties and Equipment
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

(g)	Accounting for Foreign Currencies Translation
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
Furthermore, a tax benefit from an uncertain position may be recognized in the financial statements only if it is more-likely-than-not that the position is sustainable, based solely on its technical merits and consideration of the relevant tax authority’s widely understood administrative practices and precedents. The tax benefit recognized, when the likelihood of realization is more likely-than-not (i.e. greater than 50 percent), is measured at the largest amount which is likely to be sustained. Any portion of the tax benefit where the likelihood of realization is 50 percent or less, upon settlement with a taxing authority, is treated as an unrecognized tax benefit.

(j)	Accounting for Preference Shares
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

(k)	Accounting for Long-term Incentive Plans
The Company operates an employee incentive plan, a director plan and employee share purchase plans, the terms and conditions of which are described in Note 18. The Company applies a fair-value based measurement method including estimates for future forfeitures in the calculation of the compensation costs of stock options, performance shares, phantom shares and restricted share units.

(l)	Accounting for Long-term Debt Issued by Variable Interest Entities
The consolidated variable interest entity, Silverton, has issued debt instruments due to mature on September 16, 2016, September 18, 2017 and September 17, 2018 which are further described in Note 7, “Variable Interest Entities” of these consolidated financial statements. This debt is separately identified on the Company’s balance sheet and the Company has elected to record the debt at fair value. The fair value option was elected due to the potential variability over the ultimate settlement value of the debt instruments.

(m)	New Accounting Pronouncements

New Accounting Pronouncements Adopted in 2015

On April 10, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)” which improves the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results. The amendments in this ASU require expanded disclosures for discontinued operations. ASU 2014-08 is effective for fiscal years beginning after December 15, 2014 and interim periods therein. Early application is permitted, but only for disposals that have not been reported in financial statements previously issued or available for issuance. The ASU has no impact on its consolidated financial statements as no disposals were made by the Company for the twelve months ended December 31, 2014.
On June 12, 2014, the FASB issued ASU 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures” which provides guidance on accounting and disclosures for repurchase agreements and similar transactions. ASU 2014-11 is effective for fiscal years beginning after December 15, 2014 and interim periods beginning after December 15, 2015. Early application for a public business entity is prohibited. The ASU did not have a material impact on the Company's consolidated financial statements.
On August 8, 2014, the FASB issued ASU 2014-14, “Receivables - Troubled debt restructuring by creditors (Subtopic 310-40)” which reduces diversity in practice by addressing the classification of certain foreclosed mortgage loans held by creditors that are either fully or partially guaranteed under government programs. ASU 2014-14 is effective for fiscal years beginning after December 15, 2014 and interim periods beginning after December 15, 2014. Early application for a public business entity is permitted. The ASU did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

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
On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company will apply the provisions of this standard in respect of its acquisition of AG Logic Holdings, LLC (“AgriLogic”).
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
On July 31, 2015, the FASB issued ASU 2015-12, “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): (Part I) Fully Benefit-Responsive Investment Contracts, (Part II) Plan Investment Disclosures, (Part III) Measurement Date Practical Expedient” which simplifies the benefit plan disclosures and reporting requirements. ASU 2015-12 is effective for annual periods beginning after December 15, 2015. The ASU will not impact the Company’s financial statements as it does not classify any of its investment contracts as fully benefit-responsive investment contracts.

On August 12, 2015, the FASB issued ASU 2015-14, “Revenue From Contracts With Customers (Topic 606)” which delays the effective date of ASU 2014-09 by one year. ASU 2015-14 is effective for annual periods beginning after December 15, 2015. The ASU will not impact the Company’s financial statements as insurance contracts accounted for within the scope of Topic 944, Financial-Services are exempt from this ASU.
On September 25, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” which requires an acquirer to adjust retrospectively to provisional amounts recognized in a business combination. ASU 2015-16 is effective for annual periods beginning after December 15, 2016 and is not expected to have a material impact on the Company’s financial statements.
On November 20, 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740)” which eliminates the requirement to split deferred tax liabilities between current and non-current and classify all deferred tax liabilities as non-current in the balance sheet. ASU 2015-17 is effective for annual periods beginning after December 15, 2016 and interim periods within those periods. The Company does not expect this ASU to have a material impact on its consolidated financial results but it may have an impact on the disclosures in the Company’s Quarterly reports on Form 10-Q and Annual report on Form 10-K.
Other accounting pronouncements were issued during the year ended December 31, 2015 which were not relevant to the Company.

3.	Related Party Transactions
There were no related party transactions for the twelve months ended December 31, 2015 or December 31, 2014.

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/(loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the twelve months ended December 31, 2015, 2014, and 2013, respectively:

	Twelve Months Ended December 31,
	2015	2014	2013

Net income	$323.1	$355.8	$329.3
Preference share dividends	(37.8)	(37.8)	(35.5)
Change in redemption value (1)	—	—	(7.1)
Net profit attributable to non-controlling interest	(0.8)	(0.8)	0.5
Basic and diluted net income available to ordinary shareholders	$284.5	$317.2	$287.2
Ordinary shares:
Basic weighted average ordinary shares	61,287,884	64,536,491	66,872,048
Weighted average effect of dilutive securities (2)	1,399,619	1,336,458	2,545,855
Total diluted weighted average ordinary shares	62,687,503	65,872,949	69,417,903
Earnings per ordinary share:
Basic	$4.64	$4.92	$4.29
Diluted	$4.54	$4.82	$4.14
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

(2)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 18.

Dividends. On February 4, 2016, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.21	March 9, 2016	February 20, 2016
7.401% Preference Shares	$0.462563	April 1, 2016	March 15, 2016
7.250% Preference Shares	$0.4531	April 1, 2016	March 15, 2016
5.95% Preference Shares	$0.3719	April 1, 2016	March 15, 2016

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata, facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture, marine, aviation, terrorism, engineering and other specialty). ACM forms part of property catastrophe reinsurance line of business as it currently focuses on property catastrophe business through the use of alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” above.
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the twelve months ended December 31, 2015, 2014 and 2013:

	Twelve Months Ended December 31, 2015
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,248.9	$1,748.4	$2,997.3
Net written premiums	1,153.5	1,492.7	2,646.2
Gross earned premiums	1,153.5	1,703.3	2,856.8
Net earned premiums	1,072.6	1,400.7	2,473.3
Underwriting Expenses
Losses and loss adjustment expenses	491.6	874.6	1,366.2
Amortization of deferred policy acquisition costs	224.7	258.9	483.6
General and administrative expenses	146.5	213.6	360.1
Underwriting income	209.8	53.6	263.4
Corporate expenses			(63.9)
Net investment income			185.5
Realized and unrealized investment gains			94.5
Realized and unrealized investment losses			(77.5)
Change in fair value of loan notes issued by variable interest entities			(19.8)
Change in fair value of derivatives			6.8
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange (losses)			(21.4)
Other income			0.1
Other expenses			(0.7)
Income before tax			337.5
Income tax expense			(14.4)
Net income			$323.1

Net reserves for loss and loss adjustment expenses	$2,409.5	$2,173.9	$4,583.4
Ratios
Loss ratio	45.8%	62.4%	55.2%
Policy acquisition expense ratio	20.9	18.5	19.6
General and administrative expense ratio (1)	13.7	15.2	17.1
Expense ratio	34.6	33.7	36.7
Combined ratio	80.4%	96.1%	91.9%
 _______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Twelve Months Ended December 31, 2014
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,172.8	$1,729.9	$2,902.7
Net written premiums	1,124.0	1,391.2	2,515.2
Gross earned premiums	1,137.6	1,599.0	2,736.6
Net earned premiums	1,088.2	1,317.1	2,405.3
Underwriting Expenses
Losses and loss adjustment expenses	497.8	809.7	1,307.5
Amortization of deferred policy acquisition costs	200.0	251.2	451.2
General and administrative expenses	146.4	205.5	351.9
Underwriting income	244.0	50.7	294.7
Corporate expenses			(93.8)
Net investment income			190.3
Realized and unrealized investment gains			46.3
Realized and unrealized investment losses			(14.7)
Change in fair value of loan notes issued by variable interest entities			(18.6)
Change in fair value of derivatives			(15.2)
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange gains			5.6
Other income			4.5
Other expenses			(1.7)
Income before tax			367.9
Income tax expense			(12.1)
Net income			$355.8

Net reserves for loss and loss adjustment expenses	$2,493.3	$1,907.5	$4,400.8
Ratios
Loss ratio	45.7%	61.5%	54.4%
Policy acquisition expense ratio	18.4	19.1	18.8
General and administrative expense ratio (1)	13.5	15.6	18.5
Expense ratio	31.9	34.7	37.3
Combined ratio	77.6%	96.2%	91.7%
 ________________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Twelve Months Ended December 31, 2013
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,133.9	$1,512.8	$2,646.7
Net written premiums	1,082.0	1,217.7	2,299.7
Gross earned premiums	1,126.6	1,366.8	2,493.4
Net earned premiums	1,073.0	1,098.8	2,171.8
Underwriting Expenses
Losses and loss adjustment expenses	481.7	742.0	1,223.7
Amortization of deferred policy acquisition costs	207.2	214.8	422.0
General and administrative expenses	131.0	185.9	316.9
Underwriting income/(loss)	253.1	(43.9)	209.2
Corporate expenses			(51.2)
Net investment income			186.4
Realized and unrealized investment gains			56.9
Realized and unrealized investment losses			(20.5)
Change in fair value of derivatives			1.3
Interest expense on long term debt			(32.7)
Net realized and unrealized foreign exchange (losses)			(13.2)
Other income			8.2
Other expenses			(1.7)
Income before tax			342.7
Income tax expense			(13.4)
Net income			$329.3

Net reserves for loss and loss adjustment expenses	$2,646.8	$1,699.4	$4,346.2
Ratios
Loss ratio	44.9%	67.5%	56.3%
Policy acquisition expense ratio	19.3	19.5	19.4
General and administrative expense ratio (1)	12.2	16.9	16.9
Expense ratio	31.5	36.4	36.3
Combined ratio	76.4%	103.9%	92.6%
_______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

Geographical Areas — The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Australia/Asia	$140.0	$130.1	$108.4
Caribbean	20.3	19.7	14.4
Europe	113.6	113.9	112.2
United Kingdom	223.6	209.3	166.4
United States & Canada(1)	1,479.5	1,357.3	1,179.6
Worldwide excluding United States (2)	107.2	116.2	145.7
Worldwide including United States(3)	793.6	851.8	827.4
Others	119.5	104.4	92.6
Total	$2,997.3	$2,902.7	$2,646.7
 ______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the twelve months ended December 31, 2015, 2014 and 2013:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Fixed income securities — Available for sale	$143.4	$151.1	$155.6
Fixed income securities — Trading	27.8	26.7	20.3
Short-term investments — Available for sale	1.1	1.4	2.1
Fixed term deposits (included in cash and cash equivalents)	3.0	3.3	5.3
Equity securities — Available for sale	0.1	4.1	5.6
Equity securities — Trading	20.0	13.0	7.0
Catastrophe bonds — Trading	1.9	1.3	—
Total	197.3	200.9	195.9
Investment expenses	(11.8)	(10.6)	(9.5)
Net investment income	$185.5	$190.3	$186.4

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$11.7	$10.3	$18.2
Fixed income securities — gross realized (losses)	(2.7)	(5.9)	(7.4)
Equity securities — gross realized gains	31.9	12.9	18.0
Equity securities — gross realized (losses)	(3.0)	(0.8)	(0.3)
Other-than-temporary impairments	—	(2.4)	—
Trading:
Fixed income securities — gross realized gains	4.9	7.3	9.5
Fixed income securities — gross realized (losses)	(6.1)	(2.5)	(2.9)
Equity securities — gross realized gains	46.0	7.8	2.1
Equity securities — gross realized (losses)	(31.7)	(3.1)	(0.6)
Catastrophe bonds	(0.3)	0.4	—
Net change in gross unrealized (losses) gains	(33.1)	7.6	6.1
Other investments:
Gross realized and unrealized gains in Cartesian	—	—	3.0
Gross unrealized loss in Chaspark	(0.6)	—	—
Other realized losses	—	—	(9.3)
Total net realized and unrealized investment gains recorded in the statement of operations	$17.0	$31.6	$36.4

Change in available for sale net unrealized gains:
Fixed income securities	(82.2)	47.7	(209.6)
Short-term investments	(0.1)	—	—
Equity securities	(27.3)	(10.0)	11.2
Total change in pre-tax available for sale unrealized gains	(109.6)	37.7	(198.4)
Change in taxes	4.4	(2.8)	13.7
Total change in net unrealized gains, net of taxes recorded in other comprehensive income	$(105.2)	$34.9	$(184.7)

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its cost or amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the twelve months ended December 31, 2015 was $Nil (2014 — $2.4 million). For a more detailed description of accounting policies for OTTI, please refer to Note 2 (c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents” of these consolidated financial statements.
Other realized losses. On December 16, 2013, the Company redeemed its $250.0 million 6.00% Senior Notes due to mature August 16, 2014. This early redemption resulted in a realized loss of $9.3 million, which is reflected in realized and unrealized investment losses recorded in the statement of operations.

Balance Sheet
Fixed Income Securities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at December 31, 2015 and December 31, 2014:

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,113.9	$13.0	$(3.8)	$1,123.1
U.S. agency	154.5	4.3	(0.1)	158.7
Municipal	25.0	1.6	—	26.6
Corporate	2,626.2	49.5	(15.1)	2,660.6
Non-U.S. government-backed corporate	81.6	0.6	(0.1)	82.1
Foreign government	634.6	10.5	(0.9)	644.2
Asset-backed	75.4	0.9	(0.3)	76.0
Non-agency commercial mortgage-backed	25.5	1.2	—	26.7
Agency mortgage-backed	1,130.8	27.6	(5.3)	1,153.1
Total fixed income securities — Available for sale	5,867.5	109.2	(25.6)	5,951.1
Total short-term investments — Available for sale	162.9	—	—	162.9
Total	$6,030.4	$109.2	$(25.6)	$6,114.0

The Company no longer holds equity investments in its available for sale portfolio. All equities are held in the trading portfolio.

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,074.2	$21.5	$(1.3)	$1,094.4
U.S. agency	190.0	7.5	(0.1)	197.4
Municipal	29.1	2.4	—	31.5
Corporate	2,244.7	79.9	(5.2)	2,319.4
Non-U.S. government-backed corporate	76.8	1.2	—	78.0
Foreign government	648.6	17.3	(0.2)	665.7
Asset-backed	141.3	2.4	(0.2)	143.5
Non-agency commercial mortgage-backed	41.5	3.3	—	44.8
Agency mortgage-backed	1,016.7	40.8	(2.2)	1,055.3
Total fixed income securities — Available for sale	5,462.9	176.3	(9.2)	5,630.0
Total short-term investments — Available for sale	258.2	0.1	—	258.3
Total equity securities — Available for sale	82.6	27.3	—	109.9
Total	$5,803.7	$203.7	$(9.2)	$5,998.2

Fixed Income Securities, Short Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at December 31, 2015 and December 31, 2014:

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$27.4	$—	$(0.1)	$27.3
Municipal	0.5	—	—	0.5
Corporate	561.9	5.9	(9.6)	558.2
Foreign government	181.5	1.7	(3.7)	179.5
Asset-backed	20.7	—	(0.2)	20.5
Bank loans	2.2	—	(0.2)	2.0
Total fixed income securities — Trading	794.2	7.6	(13.8)	788.0
Total short-term investments — Trading	9.5	—	—	9.5
Total equity securities — Trading	722.5	57.3	(43.4)	736.4
Total catastrophe bonds — Trading	55.2	0.3	(0.1)	55.4
Total	$1,581.4	$65.2	$(57.3)	$1,589.3

	As at December 31, 2014
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. agency	0.2	—	—	0.2
Municipal	1.1	—	—	1.1
Corporate	520.9	11.7	(2.8)	529.8
Foreign government	137.3	4.3	(1.5)	140.1
Asset-backed	14.6	0.1	—	14.7
Bank loans	86.8	—	(1.7)	85.1
Total fixed income securities — Trading	760.9	16.1	(6.0)	771.0
Total short-term investments — Trading	0.2	—	—	0.2
Total equity securities — Trading	585.2	55.5	(24.7)	616.0
Total catastrophe bonds — Trading	34.4	0.4	—	34.8
Total	$1,380.7	$72.0	$(30.7)	$1,422.0
The Company classifies these financial instruments as held for trading as this most closely reflects the facts and circumstances of the investments held.
In August 2013, the Company invested in a $200.0 million BBB Emerging Market Debt portfolio, which is reported above in corporate and foreign government securities and in 2014 we adjusted our asset allocation by increasing our equity exposures by $240.0 million, of which $80.0 million was invested in our global equity strategy and $160.0 million was invested in a minimum volatility equity portfolio. In May 2014, the Company sold its BB High Yield Bonds portfolio for net proceeds of $25.1 million.  In 2014, the Company maintained an 8.5% position in equities, a 1.0% position in BB Bank Loans, a 2.5% position in BBB Emerging Market Debt and a 0.5% in risk asset portfolio cash.
In the fourth quarter of 2015, the Company liquidated the majority of its BB Bank Loans portfolio and received net proceeds of $82.5 million.  Proceeds from the sales were reinvested into the BBB Emerging Market Debt portfolio. As at December 31, 2015, we had an 8.7% position in equities, a 3.5% position in BBB Emerging Market Debt and a 0.4% in risk asset portfolio cash.   As a result, our investments in equities, BBB Emerging Market Debt and risk portfolio cash consisted of approximately 12.6% of our Managed Portfolio (December 31, 2014 — 12.5%).

Catastrophe bonds. The Company has invested in catastrophe bonds with a total value of $55.4 million, as of December 31, 2015.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the geographic regions of the United States, Canada, the North Atlantic, Japan or Australia.
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
On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810-10, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital including share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value approximates fair value. In the twelve months ended December 31, 2015, the change in the value of the Company’s investment in Chaspark was an unrealized loss of $0.6 million (December 31, 2014 — $Nil). Changes in the value were recognized in realized and unrealized investment gains and losses in the consolidated statement of operations.
The table below shows the Company’s investments in MVI, Cartesian and Chaspark for the twelve months ended December 31, 2015 and 2014:

	MVI	Cartesian	Chaspark	Total
		($ in millions)
Opening undistributed value of investment as at January 1, 2015	$—	$—	$8.7	$8.7
Initial investment for the twelve months to December 31, 2015	0.8	—	—	0.8
Gross realized and unrealized loss	—	—	(0.6)	(0.6)
Closing value of investment as at December 31, 2015	$0.8	$—	$8.1	$8.9

Opening undistributed value of investment as at January 1, 2014	$—	$39.3	$8.7	$48.0
Distribution for the twelve months to December 31, 2014	—	(39.3)	—	(39.3)
Closing value of investment as at December 31, 2014	$—	$—	$8.7	$8.7

Fixed Income Securities. The scheduled maturity distribution of the Company’s available for sale fixed income securities as at December 31, 2015 and December 31, 2014 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2015
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$661.8	$664.4	AA
Due after one year through five years	2,765.2	2,806.6	AA-
Due after five years through ten years	1,122.5	1,132.0	A+
Due after ten years	86.3	92.3	A+
Subtotal	4,635.8	4,695.3
Non-agency commercial mortgage-backed	25.5	26.7	AA+
Agency mortgage-backed	1,130.8	1,153.1	AA+
Asset-backed	75.4	76.0	AAA
Total fixed income securities — Available for sale	$5,867.5	$5,951.1

	At December 31, 2014
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$590.2	$594.7	AA
Due after one year through five years	2,552.0	2,620.8	AA-
Due after five years through ten years	1,023.5	1,059.9	A+
Due after ten years	97.7	111.0	A+
Subtotal	4,263.4	4,386.4
Non-agency commercial mortgage-backed	41.5	44.8	AA+
Agency mortgage-backed	1,016.7	1,055.3	AA+
Asset-backed	141.3	143.5	AAA
Total fixed income securities — Available for sale	$5,462.9	$5,630.0
Guaranteed Investments. As at December 31, 2015, the Company held no (December 31, 2014 — $2.5 million) investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees, and the Company’s holding was limited to one municipal security with fair value less than $0.1 million rated CC or higher (December 31, 2014 — two municipal securities, both rated BBB- or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Losses. The following tables summarize as at December 31, 2015 and December 31, 2014, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	December 31, 2015
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$583.2	$(3.7)	$4.6	$(0.1)	$587.8	$(3.8)	72
U.S. agency	17.6	(0.1)	—	—	17.6	(0.1)	12
Municipal	1.7	—	—	—	1.7	—	3
Corporate	1,179.7	(13.3)	81.1	(1.8)	1,260.8	(15.1)	510
Non-U.S. government-backed corporate	40.9	(0.1)	—	—	40.9	(0.1)	9
Foreign government	174.6	(0.8)	2.8	(0.1)	177.4	(0.9)	43
Asset-backed	51.4	(0.3)	4.2	—	55.6	(0.3)	39
Agency mortgage-backed	348.1	(3.6)	72.2	(1.7)	420.3	(5.3)	105
Total fixed income securities — Available for sale	2,397.2	(21.9)	164.9	(3.7)	2,562.1	(25.6)	793
Total short-term investments — Available for sale	56.7	—	—	—	56.7	—	12
Total	$2,453.9	$(21.9)	$164.9	$(3.7)	$2,618.8	$(25.6)	805

	December 31, 2014
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$166.1	$(0.5)	$79.4	$(0.8)	$245.5	$(1.3)	39
U.S. agency	25.1	—	4.9	(0.1)	30.0	(0.1)	7
Corporate	459.4	(2.1)	171.3	(3.1)	630.7	(5.2)	274
Non-U.S. government-backed corporate	0.7	—	—	—	0.7	—	1
Foreign government	30.4	—	44.2	(0.2)	74.6	(0.2)	16
Asset-backed	43.7	(0.1)	11.7	(0.1)	55.4	(0.2)	43
Agency mortgage-backed	64.7	(0.3)	111.7	(1.9)	176.4	(2.2)	48
Total fixed income securities — Available for sale	790.1	(3.0)	423.2	(6.2)	1,213.3	(9.2)	428
Total short-term investments — Available for sale	4.6	—	—	—	4.6	—	3
Total	$794.7	$(3.0)	$423.2	$(6.2)	$1,217.9	$(9.2)	431

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the twelve months ended December 31, 2015, 2014 and 2013:

	For the Twelve Months Ended
	December 31, 2015	December 31, 2014	December 31, 2013
	($ in millions)
(Purchases) of fixed income securities — Available for sale	$(2,131.9)	$(2,005.0)	$(2,129.8)
(Purchases) of fixed income securities — Trading	(556.9)	(653.4)	(763.4)
(Purchases) of equity securities — Available for sale	—	—	(2.5)
(Purchases) of equity securities — Trading	(392.2)	(361.0)	(304.4)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,656.3	1,909.5	1,872.3
Proceeds from sales and maturities of fixed income securities — Trading	519.9	615.9	486.0
Proceeds from sales of equity securities — Available for sale	108.6	40.0	82.2
Proceeds from sales of equity securities — Trading	270.8	62.2	24.1
Net change in (payable)/receivable for securities (purchased)/sold	(2.1)	2.8	(0.9)
(Purchases) of short-term investments — Available for sale	(212.1)	(580.6)	(382.3)
Proceeds from short-term investments — Available for sale	282.6	470.3	640.5
(Purchases) of short-term investments — Trading	(45.6)	(114.2)	(80.3)
Proceeds from short-term investments — Trading	36.3	114.0	82.7
Investment in Micro-insurance Venture	(0.8)	—	—
Net proceeds/(purchases) of catastrophe bonds — Trading	(20.9)	(28.7)	(5.8)
Proceeds from other investments	—	39.3	—
Net (purchases) for the year	$(488.0)	$(488.9)	$(481.6)

7.	Variable Interest Entities
As at December 31, 2015, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark, with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6, “Investments” in these consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the twelve months ended December 31, 2015, there was an unrealized loss of $0.6 million to the value of the Company’s investment in Chaspark (December 31, 2014 — $Nil). The adjusted carrying value approximates fair value.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer~~,~~ formed to provide additional collateralized capacity to support Aspen Re’s reinsurance business through retrocession agreements which will be collateralized and funded by Silverton through the issuance of one or more series of loan notes. Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and/or Aspen U.K., as the case may be.
The proceeds of $65.0 million (of which $50.0 million was issued to third parties) from the issuance of Silverton’s Series 2014-1 Participating Notes on December 27, 2013 (“2014 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2014. The holders of the 2014 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2014-1 Segregated Account. Any existing value of the 2014 Loan Notes will be returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 16, 2016 maturity date. The fair value of the 2014 Loan Notes at December 31, 2015 was $0.8 million (of which $0.6 million is held by external investors). During the twelve months ended December 31, 2015, Silverton distributed $88.1 million (of which $67.8 million was distributed to external investors) to its noteholders. Of the remaining $0.6 million due to external investors, $0.6 million has been classified as a current liability in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2014 Loan Notes held by third parties and those held by Aspen Holdings is $0.8 million. The Company’s maximum loss exposure to the 2014 Loan Notes is $0.2 million which is the fair value of its holdings as at December 31, 2015.
The proceeds of $85.0 million (of which $70.0 million was issued to third parties) from the issuance of Silverton’s Series 2015-1 Participating Notes on December 23, 2014 (“2015 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2015. The holders of the 2015 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2015-1 Segregated Account. Any existing value of the 2015 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 18, 2017 maturity date. The fair value of the 2015 Loan Notes at December 31, 2015 was $109.0 million (of which $89.8 million is held by external investors). Using current loss estimates Silverton will distribute $106.4 million (of which $87.6 million is held by external investors) to its noteholders during 2016. Of the $89.8 million of 2015 Loan Notes held by external investors, $86.8 million has been classified as a current liability in the Company’s consolidated financial statements with a balance of $3.0 million as long term debt. The total aggregate unpaid balance of the 2015 Loan Notes held by third parties and those held by Aspen Holdings is $109.0 million. The Company’s maximum loss exposure to the 2015 Loan Notes is $19.2 million which is the fair value of its holdings as at December 31, 2015.
The proceeds of $125.0 million (of which $100.0 million was issued to third parties) from the issuance of Silverton’s Series 2016-1 Participating Notes on December 22, 2015 (“2016 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda and Aspen U.K. effective January 1, 2016. The holders of the 2016 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2016-1 Segregated Account. Any existing value of the 2016 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 17, 2018 maturity date. The fair value of the 2016 Loan Notes at December 31, 2015 was $125.0 million (of which $100.0 million is held by external investors). The $100.0 million of the 2016 Loan Notes held by external investors is classified as long term debt in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2016 Loan Notes held by third parties and those held by Aspen Holdings is $125.0 million. The Company’s maximum loss exposure to the 2016 Loan Notes is $25.0 million which is the fair value of its holdings as at December 31, 2015.
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
In the event of either an extreme catastrophic property reinsurance event or severe credit related event there is a risk that Aspen Bermuda and/or Aspen U.K., as the case may be, would be unable to recover losses from Silverton. These two risks are mitigated as follows:

i.	Silverton has collateralized the aggregate limit provided to Aspen Bermuda and/or Aspen U.K. by way of a trust in favor of Aspen Bermuda as the beneficiary;

ii.	the trustee is a large, well-established regulated entity; and

iii.	all funds within the trust account are bound by investment guidelines restricting investments to one of the institutional class money market funds run by large international investment managers.
For further information regarding the loan notes attributable to the third-party investments in Silverton, refer to Note 8, “Fair Value Measurements” of these consolidated financial statements.

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
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis at December 31, 2015 and December 31, 2014:

	As at December 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,123.1	$—	$—	$1,123.1
U.S. agency	—	158.7	—	158.7
Municipal	—	26.6	—	26.6
Corporate	—	2,660.6	—	2,660.6
Non-U.S. government-backed corporate	—	82.1	—	82.1
Foreign government	449.5	194.7	—	644.2
Asset-backed	—	76.0	—	76.0
Non-agency commercial mortgage-backed	—	26.7	—	26.7
Agency mortgage-backed	—	1,153.1	—	1,153.1
Total fixed income securities available for sale, at fair value	1,572.6	4,378.5	—	5,951.1
Short-term investments available for sale, at fair value	130.5	32.4	—	162.9
Equity investments available for sale, at fair value	—	—	—	—
Held for trading financial assets, at fair value
U.S. government	27.3	—	—	27.3
U.S. agency	—	—	—	—
Municipal	—	0.5	—	0.5
Corporate	—	558.2	—	558.2
Foreign government	73.8	105.7	—	179.5
Asset-backed	—	20.5	—	20.5
Bank loans	—	2.0	—	2.0
Total fixed income securities trading, at fair value	101.1	686.9	—	788.0
Short-term investments trading, at fair value	7.4	2.1	—	9.5
Equity investments trading, at fair value	736.4	—	—	736.4
Catastrophe bonds trading, at fair value	—	55.4	—	55.4

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	8.8	—	8.8
Derivatives at fair value — interest rate swaps	—	0.4	—	0.4
Liabilities under derivative contracts — foreign exchange contracts	—	(4.0)	—	(4.0)
Loan notes issued by variable interest entities, at fair value	—	—	(103.0)	(103.0)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(87.6)	(87.6)
Total	$2,548.0	$5,160.5	$(190.6)	$7,517.9

There were no maturities or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2015. The Company settled $67.8 million Level 3 liabilities in respect to the loan notes issued by the VIEs for the twelve months ended December 31, 2015. As at December 31, 2015, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted of the loan notes issued by the VIEs.

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
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2014. As at December 31, 2014 there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted of the loan notes issued by the VIEs.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2015:

Reconciliation of Liabilities Using Level 3 Inputs	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
	($ in millions)
Balance at the beginning of the period (1)	$138.6	$50.0
Distributed to third party	(67.8)	—
Loan notes issued during the period	100.0	70.0
Total change in fair value included in the statement of operations	19.8	18.6
Balance at the end of the period (1)	$190.6	$138.6
(1) The amount classified as other payables was $87.6 million and $67.9 million as at December 31, 2015 and December 31, 2014, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and are carried at fair value. At December 31, 2015 and December 31, 2014, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

At December 31, 2015, the Company obtained an average of 2.0 quotes per fixed income investment, compared to 2.0 quotes at December 31, 2014. Pricing sources used in pricing fixed income investments at December 31, 2015 and December 31, 2014 were as follows:

	As at December 31, 2015	At December 31, 2014
Index providers	85%	84%
Pricing services	10	11
Broker-dealers	5	5
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers at December 31, 2015 and December 31, 2014 is provided below:

	As at December 31, 2015		At December 31, 2014
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,095.4	95%	$1,044.4	95%
U.S. agency	148.5	94%	186.9	95%
Municipal	10.5	39%	13.7	42%
Corporate	3,083.5	96%	2,731.1	96%
Non-U.S. government-backed corporate	41.7	51%	48.7	62%
Foreign government	517.6	63%	504.4	63%
Asset-backed	55.3	57%	140.5	89%
Non-agency commercial mortgage-backed	22.7	85%	44.8	100%
Agency mortgage-backed	742.9	64%	680.6	64%
Total fixed income securities	$5,718.1	85%	$5,395.1	84%

Equities	$736.4	100%	$725.9	100%
Total fixed income securities and equity investments	$6,454.5	86%	$6,121.0	86%
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

Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. As at December 31, 2015, all equity securities are classified as trading. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. At December 31, 2015, the Company obtained an average of 4.0 quotes per equity investment, compared to 4.0 quotes as at December 31, 2014. Pricing sources used in pricing equities at December 31, 2015 and December 31, 2014 were all provided by index providers.
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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) loan notes with a maturity date of September 16, 2016. During the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) loan notes with a maturity date of September 18, 2017. During the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) loan notes with a maturity date of September 18, 2018. The Company has elected to account for the loan notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The loan notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the fair value hierarchy. The loan notes are unique because their valuation is linked to the specific risks of the Company’s property catastrophe reinsurance contracts.
To determine the fair value of the loan notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreements. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses is the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the loan notes while a decrease in reserves would normally result in an increase in the fair value of the loan notes. The observable and unobservable inputs used to determine the fair value of the 2015 Loan Notes and 2014 Loan Notes as at December 31, 2015 and 2014 are presented in the tables below:

At December 31, 2015	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$190.6	Internal Valuation Model	Gross premiums written (O)	$—	$38.9
			Reserve for losses (U)	$—	$4.2
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$220.0	$220.0

At December 31, 2014	Fair Value Level 3	Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)			($ in millions)
Loan notes held by third parties	$138.6	Internal Valuation Model	Gross premiums written (O)	$—	$40.0
			Reserve for losses (U)	$—	$4.6
			Contract period (O)	N/A	365 days
			Initial value of issuance (O)	$120.0	$120.0

The observable and unobservable inputs represent the potential variation around the inputs used in the valuation model. The 2016 Loan Notes were not on risk as at December 31, 2015 and as no gross premiums were written at that date the minimum value of gross premiums written value was $Nil. The high premium value represents the actual premiums assumed by Silverton for the 2015 Loan Notes. Reserves for losses for the 2016 Loan Notes were $Nil as no contracts were written as at December 31, 2015, the high value is the estimate of losses assumed by the 2015 Loan Notes. The contract period is defined in the Silverton loan agreements and the initial value represents the funds received from third parties.

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
The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses is as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
	($ in millions)
Premiums written:
Direct	$1,748.4	$1,729.9	$1,512.8
Assumed	1,248.9	1,172.8	1,133.9
Ceded	(351.1)	(387.5)	(347.0)
Net premiums written	$2,646.2	$2,515.2	$2,299.7

Premiums earned:
Direct	$1,703.3	$1,599.0	$1,366.8
Assumed	1,153.5	1,137.6	1,126.6
Ceded	(383.5)	(331.3)	(321.6)
Net premiums earned	$2,473.3	$2,405.3	$2,171.8

Insurance losses and loss adjustment expenses:
Direct	$980.6	$908.2	$829.4
Assumed	493.0	496.9	459.4
Ceded	(107.4)	(97.6)	(65.1)
Net insurance losses and loss adjustment expenses	$1,366.2	$1,307.5	$1,223.7

10.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2015 and 2014:

		As at December 31, 2015			At December 31, 2014
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$756.3	$0.4	(1)	$951.3	$0.1	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$217.7	$8.8		$165.8	$7.9
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$162.2	$(2.8)		$237.6	$(10.5)

(1)
Net of $10.1 million of cash collateral provided to counterparties, Goldman Sachs International ($256.3 million notional) and Crédit Agricole CIB ($500.0 million notional) under respective International Swap Dealers Association agreements, as security for the Company’s net liability position (December 31, 2014 — $22.3 million).

		As at December 31, 2015		At December 31, 2014
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$113.6	$(1.2)	$135.8	$(3.8)	(1)

(1)	Net of $Nil cash collateral (December 31, 2014 — $Nil).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the twelve months ended December 31, 2015 and 2014:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income
		Twelve Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	December 31, 2015	December 31, 2014
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$11.6	$(7.7)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(4.8)	$(7.2)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income
		Twelve Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	December 31, 2015	December 31, 2014
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses / Change in Fair Value of Derivatives	$(4.9)	$(0.3)
Foreign Exchange Contracts	Net change from current period hedged transactions	$2.6	$(3.8)

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
As at December 31, 2015, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate value of $379.9 million (2014 — $403.4 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2015, the impact of foreign exchange contracts on net income was a gain of $11.6 million (December 31, 2014 — loss of $7.7 million).
As at December 31, 2015, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate value of $113.6 million (2014 — $135.8 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the twelve months ended December 31, 2015, the movement in other comprehensive income representing the effective portion was an increase of $2.6 million (December 31, 2014 — reduction of $3.8 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2015, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized loss of $4.9 million (December 31, 2014 — loss of $0.3 million recognized within change in fair value of derivatives).
Interest Rate Swaps. As at December 31, 2015, the Company held fixed for floating interest rate swaps with a total notional amount of $756.3 million (December 31, 2014 — $951.3 million) that are due to mature between January 20, 2016 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the twelve months ended December 31, 2015, there was a loss of $4.8 million (December 31, 2014 — loss of $7.2 million). During 2015, $195.0 million in notional amount of our interest rate swaps rolled off.
As at December 31, 2015, cash collateral with a fair value of $10.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). As at December 31, 2015, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2014 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at December 31, 2015, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014
	($ in millions)
Balance at the beginning of the period	$299.0	$262.2
Acquisition costs deferred	545.7	488.0
Amortization of deferred policy acquisition costs	(483.6)	(451.2)
Balance at the end of the period	$361.1	$299.0

12.     Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and LAE reserves for the twelve months ended December 31, 2015, 2014 and 2013:

	As at December 31,
	2015	2014	2013
	($ in millions)
Provision for losses and LAE at the start of the year	$4,750.8	$4,678.9	$4,779.7
Less reinsurance recoverable	(350.0)	(332.7)	(499.0)
Net loss and LAE at the start of the year	4,400.8	4,346.2	4,280.7

Net loss and LAE expenses (disposed)	—	(24.2)	(34.6)
Provision for losses and LAE for claims incurred:
Current year	1,522.7	1,411.6	1,331.4
Prior years	(156.5)	(104.1)	(107.7)
Total incurred	1,366.2	1,307.5	1,223.7
Losses and LAE payments for claims incurred:
Current year	(141.9)	(112.1)	(172.8)
Prior years	(966.6)	(995.6)	(912.3)
Total paid	(1,108.5)	(1,107.7)	(1,085.1)

Foreign exchange (gains)/losses	(75.1)	(121.0)	(38.5)

Net losses and LAE reserves at the end of the year	4,583.4	4,400.8	4,346.2
Plus reinsurance recoverable on unpaid losses at the end of the year	354.8	350.0	332.7
Provision for losses and LAE at the end of the year	$4,938.2	$4,750.8	$4,678.9
For the twelve months ended December 31, 2015, there was a reduction of $156.5 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $104.1 million for the twelve months ended December 31, 2014. The Company has not assumed any loss reserves as part of any transaction and therefore there have been no proposals of transfers of reserves relating to commutations during the twelve months ended December 31, 2015 (December 31, 2014 — $24.2 million, December 31, 2013 — $34.6 million). For additional information on the reserve releases, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” above.

13.	Income Taxes
Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermudian law, they are not taxed on any Bermudian income or capital gains and they have received an undertaking from the Bermudian Minister of Finance that, in the event of any Bermudian income or capital gains taxes being imposed, they will be exempt from those taxes until March 31, 2035. The Company’s U.S. operating companies are subject to United States corporate tax at a rate of 34%. Under current tax law, Aspen U.K., AUL and Aspen Managing Agency Limited (“AMAL”) are taxed at the U.K. corporate tax rate which has reduced from 21% to 20% effective as at April 1, 2015. This rate reduction was enacted on July 17, 2013 and has been reflected in current year income tax disclosures. Further reductions of the U.K. corporate tax rate to 19% from April 1, 2017 and 18% from April 1, 2020 were enacted on November 18, 2015. These reductions have been reflected in measuring the deferred taxes.
Total income tax expense for the twelve months ended December 31, 2015, 2014 and 2013 is allocated as follows:

	Twelve Months Ended December 31,
	2015	2014	2013
	($ in millions)
Income tax expense on continuing operations	$14.4	$12.1	$13.4
Income tax (benefit) on other comprehensive income	(15.3)	(5.1)	(13.7)
Income tax (benefit) charged directly to shareholders’ equity	(1.9)	(1.2)	(1.5)
Total income tax expense/(benefit)	$(2.8)	$5.8	$(1.8)
Income/(loss) from operations before income tax on continuing operations and income tax expense/(benefit) attributable to that income/(loss) consists of:

	Twelve Months Ended December 31, 2015
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
Bermuda	$283.9	$—	$—	$—
U.S.	(32.7)	(0.2)	—	(0.2)
U.K.	86.3	23.5	(8.9)	14.6
Total	$337.5	$23.3	$(8.9)	$14.4

	Twelve Months Ended December 31, 2014
	(Loss)/income before tax	Current income tax expense	Deferred income tax expense	Total income tax expense
	($ in millions)
Bermuda	$376.2	$—	$—	$—
U.S.	(44.1)	(1.5)	—	(1.5)
U.K.	35.8	24.9	(11.3)	13.6
Total	$367.9	$23.4	$(11.3)	$12.1

	Twelve Months Ended December 31, 2013
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense
	($ in millions)
Bermuda	$353.9	$—	$—	$—
U.S.	(45.7)	—	—	—
U.K.	34.5	9.7	3.7	13.4
Total	$342.7	$9.7	$3.7	$13.4

In the above tables, branches of Aspen U.K. have been included under the U.K. category on the basis that foreign taxes of the branches are not material and their income is also subject to taxation in the U.K.
The tax rate in Bermuda, the Company’s country of domicile, is zero. Application of the statutory tax rate for operations in other jurisdictions produces a differential to the expected tax (benefit)/expense as shown in the table below.
In accordance with Rule 4-08(h) of Regulation S-X, the reconciliation between the income tax expense and the expected tax expense at the statutory rate for the Company is provided below:

	Twelve Months Ended December 31,
	2015	2014	2013
Income Tax Reconciliation	($ in millions)
Expected tax (benefit)/expense	$—	$—	$—
Overseas statutory tax rates differential	6.4	(7.3)	(7.5)
Prior year adjustments (1)	(4.5)	(0.6)	(4.2)
Valuation allowance on U.S. deferred tax assets	11.8	12.7	15.1
Unrecognized tax benefits	—	5.3	8.5
Valuation allowance on foreign tax credits	0.6	—	2.6
Nondeductible expenses	1.3	1.8	1.6
Non-taxable items	(1.3)	—	(0.2)
Impact of changes in statutory tax rates	0.1	0.2	(2.5)
Total income tax expense	$14.4	$12.1	$13.4
________________
(1) The submission dates for filing income tax returns for the Company’s U.S. and U.K. operating subsidiaries are after the submission date of the Company’s Annual Report on Form 10-K. The final tax liabilities may differ from the estimated tax expense included in the Annual Report on Form 10-K and may result in prior year adjustments being reported.
For 2015, the prior period adjustment of $4.5 million includes a $1.7 million revision to the U.S. Net Operating Losses position against which a valuation allowance is held.  On the basis that both the estimated and actual net tax position for the U.S. operations was $Nil due to the recognition of a full valuation allowance against losses, the estimate is still considered to be materially accurate.  The remaining $2.8 million relates to the determination of results under U.K. GAAP, upon which the U.K. tax returns are based.  These items can only be reasonably determined on an accurate basis after the Company’s Annual Report on Form 10-K has been filed.
For 2014, the prior period adjustment of $0.6 million relates to the determination of results under U.K. GAAP, upon which the U.K. tax returns are based.  These items can only be reasonably determined on an accurate basis after the Company’s Annual Report on Form 10-K has been filed.
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
Unrecognized tax benefits.  Unrecognized tax benefits relate to prior period tax positions for the years 2010 to 2013. As at December 31, 2014, they totaled $29.2 million, representing $15.3 million in relation to tax deductions for certain interest payments, $13.5 million relating to the adjustment to equity reserves and $0.4 million relating to tax deductions for certain expenses. During the year ended December 31, 2015, there has been no change in unrecognized benefits and the balance remains at $29.2 million.
All of the unrecognized tax benefits would reduce the effective tax rate if recognized. It is possible that the entire balance of unrecognized tax benefits, totaling $29.2 million, could be eliminated following completion of tax examinations into these matters. During the twelve months ended December 31, 2015, the Company did not recognize or accrue any costs in respect of interest or penalties relating to underpayments of income taxes (December 31, 2014 — $Nil).

	Twelve Months Ended December 31,
	2015	2014
	($ in millions)
Unrecognized tax benefits balance at January 1	$29.2	$23.9
Gross increases/(decreases) for tax positions of prior years	—	5.3
Gross increases/(decreases) for tax positions of current year	—	—
Unrecognized tax benefits balance at December 31	$29.2	$29.2
The Company accrues interest and penalties related to an underpayment of income taxes, if applicable, as income tax expenses. The Company does not believe it will be subject to any penalties in any open tax years and has not accrued any such amounts during the twelve months ended December 31, 2015 (December 31, 2014 — $Nil).
Income tax returns that have been filed by the U.S. operating subsidiaries are subject to examination for 2011 and later tax years. The U.K. operating subsidiaries’ income tax returns are subject to examination for 2014. This is in addition to the tax returns against which tax benefits have not been recognized.

14.	Deferred Taxation

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities are presented in the following table:

	As at December 31,
	2015	2014
	($ in millions)
Deferred tax assets:
Share based payments	$4.0	$2.8
Operating loss carryforwards(1)	108.3	101.1
Loss reserves	0.5	1.8
Accrued expenses	7.9	11.2
Foreign tax credit carryforwards	16.3	13.0
Unearned premiums	6.0	4.9
Deferred policy acquisition costs	3.2	—
Office properties and equipment	7.1	8.7
Other temporary differences	9.8	6.7
Total gross deferred tax assets	163.1	150.2
Less valuation allowance(1)	(124.4)	(113.2)
Net deferred tax assets	$38.7	$37.0

Deferred tax liabilities:
Equalization provision reserves	$(30.9)	$(32.1)
Unrealized (gains) on investments	(0.2)	(2.2)
Intangible assets (other)	(2.5)	(1.5)
Deferred policy acquisition costs	—	(2.0)
Other temporary differences	(1.4)	(2.3)
Total gross deferred tax (liabilities)	(35.0)	(40.1)

Net deferred tax asset/(liability)	$3.7	$(3.1)
(1) The comparative balances have been re-presented to disclose a $6.7 million valuation allowance established against U.K. deferred tax assets previously disclosed within operating loss carryforwards.

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
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences and carryforwards become deductible or creditable. Management considers the scheduled reversal of existing taxable temporary differences, projected future taxable income, and tax-planning strategies in making this assessment. Substantially all of our deferred tax assets not reduced by a valuation allowance are supported by the scheduled reversal of existing taxable temporary differences.
At December 31, 2015, the Company had net operating losses carried forward for U.S. federal income tax purposes of $291.4 million (2014 — $267.4 million) which are available to offset future U.S. federal taxable income, if any, with expiry periods between 2026 and 2035. For U.S. federal income tax purposes, the Company also has capital loss carryforwards of $0.3 million (2014 — $1.3 million), with expiry periods between 2016 and 2020, and charitable contribution carryforwards of $0.5 million (2014 — $0.6 million), with expiry periods between 2016 and 2020. A full valuation allowance on U.S. deferred tax assets (which includes these loss carryforwards) has been recognized at December 31, 2015 as management believes that it is more likely than not that a tax benefit will not be realized. A valuation allowance of $118.5 million has been established against net U.S. deferred tax assets (2014 — $106.5 million). The increase in valuation allowance totals $12.0 million (2014 —$12.7 million) with $11.8 million (2014 — $12.7 million) recorded in the consolidated income statement and $0.2 million (2014 —$Nil) recorded in other comprehensive income.
At December 31, 2015, the Company had net operating losses carried forward for U.K. corporate tax purposes of $46.0 million (2014 — $50.3 million) which are available to offset future U.K. corporate income. A valuation allowance of $5.9 million (2014 — $6.7 million) has been established against U.K. deferred tax assets in this regard. The decrease in valuation allowance totals $0.8 million (2014 — $6.7 million increase) with $0.8 million (2014 — $6.7 million) recorded in the consolidated income statement and $Nil (2014 — $Nil) recorded in other comprehensive income. The U.K. and U.S. valuation allowance combined total is $124.4 million (2014 — $113.2 million).
AIUK’s business includes effectively connected income in the U.S. and therefore AIUK has a U.S. branch for U.S. tax purposes (“U.S. Branch”). The U.S. Branch has cumulative earnings and profits of $46.6 million as at December 31, 2015, which could become subject to an additional ‘branch profits tax’, estimated to be $2.3 million, on such income remaining after any U.S. corporate income tax liability. However, based on the plans currently in place, the U.S. Branch profits are being, and AIUK intends they will continue to be, indefinitely reinvested in the U.S. Branch such that there is no branch profits tax liability arising in the current period or in the foreseeable future. Accordingly, Aspen has determined that as permitted by ASC 740, no provision for branch profits tax is required as the liability is expected to be indefinitely postponed.

15.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital at December 31, 2015 and 2014:

	As at December 31, 2015		At December 31, 2014
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631

Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	60,918,373	92	62,017,368	94
Issued 7.401% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		127		129
Additional paid-in capital as at December 31, 2015 was $1,075.3 million (December 31, 2014 — $1,134.3 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2014 — $568.2 million) less issue costs of $12.4 million (December 31, 2014 — $12.4 million).

(a)    Ordinary Shares
The following table summarizes transactions in the Company’s ordinary shares during the years ended December 31, 2015 and 2014:

	Number of Ordinary Shares
	2015	2014
Ordinary shares in issue at the beginning of the year	62,017,368	65,546,976
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	649,394	756,676
Ordinary shares issued to non-employee directors	41,944	3,573
Ordinary shares repurchased	(1,790,333)	(4,289,857)
Ordinary shares in issue at the end of the year	60,918,373	62,017,368
Ordinary Share Repurchases in 2014. Under open market repurchases, the Company acquired and cancelled a total of 4,289,857 ordinary shares for the twelve months ended December 31, 2014. The total consideration paid for the twelve months ended December 31, 2014 was $180.9 million with the average price for the twelve months ended December 31, 2014 being $42.16. The Company had $43.3 million remaining under its current share repurchase authorization as at December 31, 2014. On February 5, 2015, the Company announced a new share repurchase program of $500 million.
Ordinary Share Repurchases in 2015. On February 5, 2015, the Company and the Board of Directors agreed a new share repurchase authorization program of $500.0 million. The total share repurchase authorization, which was effective immediately through February 6, 2017, permits the Company to effect the repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions. During 2015, the Company repurchased 1,790,333 ordinary shares for a total consideration of $83.7 million at an average price of $46.74. As at December 31, 2015, the Company had $416.3 million remaining under its current share repurchase authorization.

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
Rights Agreement. On April 17, 2014, the Board of Directors of the Company resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right will allow its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights become exercisable. The Rights will not be exercisable until 10 business days after the public announcement that a person or group has acquired the beneficial ownership of 10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors). The Rights may be redeemed at any time at the discretion of the Board of Directors of the Company. As of December 31, 2015, no Rights have been exercisable or exercised. The rights agreement expired on April 16, 2015.

16.	Statutory Requirements and Dividends Restrictions
As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. As of December 31, 2015, there were no restrictions under Bermudian law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings.  The ability of the Company’s Operating Subsidiaries to pay the Company dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies.
The company law of England and Wales prohibits Aspen U.K. or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each insurance company within its jurisdiction to maintain its solvency margin at all times. On October 21, 2013, and in line with emerging common market practice for regulated institutions, the PRA requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K.  As at December 31, 2015, Aspen U.K. had an accumulated balance of retained losses of approximately $150.0 million and AUL had an accumulated balance of retained income of approximately £0.2 million. In addition, Aspen U.K. held a capital contribution reserve of $470.0 million which under certain circumstances would also be distributable.
Aspen Bermuda must comply with the provisions of the Companies Act regulating the payment of dividends and distributions. There were no significant restrictions under company law on the ability of Aspen Bermuda to pay dividends funded from its accumulated balances of retained income as at December 31, 2015.  Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. As at December 31, 2015, 25% of Aspen Bermuda’s statutory capital and surplus amounted to $507.1 million. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
Under both North Dakota and Texas law, insurance companies may only pay dividends out of earned surplus as distinguished from contributed surplus. As such, Aspen Specialty and AAIC could not pay a dividend as of December 31, 2015.
Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company, excluding its Lloyd’s syndicate, as at December 31, 2015 and December 31, 2014 were:

	As at December 31, 2015
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$61.1	$1,162.6	$202.2
Statutory capital and surplus	$409.9	$2,028.3	$934.9

	As at December 31, 2014
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$56.9	$1,097.6	$202.2
Statutory capital and surplus	$394.1	$2,052.3	$989.8
AUL as the sole corporate member of our Lloyd’s Syndicate is required to maintain Funds at Lloyd’s of $429.1 million. As at December 31, 2015, AUL had total funds at Lloyd’s of $433.6 million of which $402.0 million was provided by Aspen Bermuda.
The Bermuda Monetary Authority is the group supervisor of the Company. The laws and regulations of Bermuda require that the Company maintain a minimum amount of group statutory capital and surplus based on the enhanced capital requirement using the group standardized risk-based capital model of the Bermuda Monetary Authority. As of December 31, 2015, the Company’s enhanced capital requirement is 60% of the amount calculated. The Company is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight. As of December 31, 2015, the amount of group statutory capital and surplus maintained by the Company satisfied these regulatory requirements.

17.	Retirement Plans
The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries, up to a maximum of 20.0%. Total contributions by the Company to the retirement plans were $14.9 million in the twelve months ended December 31, 2015, $13.7 million in the twelve months ended December 31, 2014 and $11.7 million in the twelve months ended December 31, 2013.

18.	Share-Based Payments
The Company issued options and other equity incentives under three arrangements: the employee incentive plan, the non-employee director plan and the employee share purchase plans. When options are exercised or other equity awards vest, new shares are issued as the Company does not currently hold treasury shares.

(a)	Employee Equity Incentives
Employee options and other awards were granted under the Aspen 2003 Share Incentive Plan prior to April 24, 2013 and thereafter, under the new 2013 Share Incentive Plan. The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 shares, which includes 595,683 shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan.
Options. Stock options were granted with an exercise price equivalent to the fair value of the share on the grant date. The weighted average value at grant date was determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year contract period (except for options granted in 2007 which have a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. In the case of Mr. O’Kane, the Compensation Committee on April 22, 2014, approved the extension of the expiration of the 2007 options by one year to May 4, 2015. No options were granted during the twelve months ended December 31, 2015 (2014 — Nil) and 189,215 options were exercised and shares issued in the twelve months ended December 31, 2015 (2014 — 84,018). No charges or tax charges against income were made in respect of employee options for the twelve months ended December 31, 2015 (2014 — $Nil; 2013 — $Nil).

The following table summarizes information about employee options outstanding to purchase ordinary shares at December 31, 2015.

	As at December 31, 2015
	Options Granted	Options Forfeited	Options Exercised	Outstanding and Exercisable	Exercise Price	Weighted Average Fair Value at Grant Date	Remaining Contractual Time
Option Holder
2003 Option grants	3,884,030	712,906	3,171,124	—	$16.20	$5.31	expired
2004 Option grants	500,113	276,082	224,031	—	$24.44	$5.74	expired
2006 Option grants February 16	1,072,490	450,567	597,148	24,775	$23.65	$6.99	2 months
2007 Option grants May 4 (1)	607,635	157,980	449,655	—	$27.28	$6.14	expired
________________

(1)	In the case of Mr. O’Kane, the expiration date for the 2007 options were extended for one year to May 4, 2015.
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
The intrinsic value of options exercised in the twelve months ended December 31, 2015 was $4.3 million (2014 — $1.5 million; 2013 — $17.2 million).

The following table shows the per share weighted average fair value and the related underlying assumptions using a modified Black-Scholes option pricing model by date of grant:

	Grant Date
	October 22, 2007	May 4, 2007	August 4, 2006	February 16, 2006	December 23, 2004	August 20, 2003(1)
Per share weighted average fair value	$5.76	$6.14	$4.41	$6.99	$5.74	$5.31
Risk free interest rate	4.09%	4.55%	5.06%	4.66%	3.57%	4.7%
Dividend yield	2.1%	2.2%	2.6%	2.7%	0.5%	0.6%
Expected life	5 years	5 years	5 years	5 years	5 years	7 years
Share price volatility	20.28%	23.76%	19.33%	35.12%	19.68%	—%
Foreign currency volatility	—	—	—	—	—	9.4%

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

Restricted Share Units. Restricted share units (“RSUs”) granted to employees vest over a two or three-year period, subject to the employee’s continued service. Some of the grants vest at year-end, while other grants vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. Holders of RSUs will be paid one ordinary share for each RSU that vests as soon as practicable following the vesting date. Holders of RSUs generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their RSUs vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents are denominated in cash and paid in cash if and when the underlying RSUs vest.
The following table summarizes information about RSUs as at December 31, 2015:

	As at December 31, 2015
	Restricted Share Units
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2012 Grants	1,316,810	1,199,592	117,218	—
2013 Grants	307,441	192,173	34,880	80,388
2014 Grants	259,640	81,015	31,842	146,783
2015 Grants	287,852	—	10,789	277,063
Total	2,171,743	1,472,780	194,729	504,234
The fair value of the RSUs is based on the closing price on the date of the grant. The fair value is expensed through the consolidated income statement evenly over the vesting period. Compensation cost in respect of RSUs charged against income was $8.7 million for the twelve months ended December 31, 2015 (2014 — $9.3 million; 2013 — $7.6 million) with a fair value adjustment for the twelve months ended December 31, 2015 of $0.6 million (2014 — $3.1 million; 2013 — $0.4 million). The total tax credit recognized by the Company in relation to RSUs in the twelve months ended December 31, 2015 was $1.8 million (2014 — $2.2 million; 2013 — $1.9 million).

Performance Shares. Performance share awards are not entitled to dividends before they vest. Performance shares that vest will only be issued following the assessment of the final performance target in the three-year period, and subject to the participant’s continued employment. The following table summarizes information about performance shares as at December 31, 2015:

	As at December 31, 2015
	Performance Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2004 - 2012 Grants (1)	4,538,769	2,461,809	2,076,960	—
2013 Grants	250,066	203,393	46,673	—
2014 Grants (2)	315,389	215,516	—	99,873
2015 Grants (2)	277,585	77,825	33,209	166,551
Total	5,381,809	2,958,543	2,156,842	266,424

______________________

(1)
The amounts vested and forfeited in respect of the 2004 - 2012 performance share awards have been updated to reflect employees leaving after the financial reporting date but before the final vesting date.

(2)	These balances could increase depending on future performance.

On February 2, 2012, the Compensation Committee approved the grant of 334,125 performance shares with a grant date of February 8, 2012. An additional grant of 10,006 performance shares was made on November 1, 2012. The performance shares were subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant was eligible for vesting each year based on a formula, and issuable at the end of the three-year period.
If the diluted BVPS growth achieved in 2012 was:

•	less than 5%, then the portion of the performance shares subject to the vesting conditions in such year was forfeited (i.e., 33.33% of the initial grant);

•	between 5% and 10%, then the percentage of the performance shares eligible for vesting in such year was between 10% and 100% on a straight-line basis; and

•	between 10% and 20%, then the percentage of the performance shares eligible for vesting in such year was between 100% and 200% on a straight-line basis.
The 2013 and 2014 performance tests applicable to the 2012 performance share awards are described below under the 2013 performance share awards and the 2014 performance share awards, respectively.

2012 Performance Shares
Year	Split	Increase in BVPS	Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
Total	100.0%		75.4%
Based on the achievement of a BVPS growth in 2012 of 8.1%, 65.8% of one-third of the 2012 performance share awards was eligible for vesting, resulting in 62,930 performance shares being banked. Based on the achievement of a BVPS growth of 6.2% in 2013, as refined by the Compensation Committee as discussed further below, 31.6% of one-third of the 2012 performance award was eligible for vesting, resulting in 33,012 performance shares being banked. Based on the achievement of a BVPS growth in 2014 of 13.3%, as described further below, 129.0% of one-third of the 2012 performance share award was eligible for vesting, resulting in 145,425 performance shares being banked. All banked 2012 performance share awards were issuable upon the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
On February 6, 2013, the Compensation Committee approved the grant of 250,066 performance shares with a grant date of February 11, 2013. The performance shares were subject to a three-year vesting period with a separate BVPS growth test for each year, adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year. One-third of the grant was eligible for vesting each year based on a formula and issuable at the end of the three-year period.
If the diluted BVPS growth achieved in 2013 was:

•	less than 5%, then the portion of the performance shares subject to the vesting conditions in such year was forfeited (i.e., 33.33% of the initial grant);

•	between 5% and 10%, then the percentage of the performance shares eligible for vesting in such year was between 10% and 100% on a straight-line basis; or

•	between 10% and 20%, then the percentage of the performance shares eligible for vesting in such year was between 100% and 200% on a straight-line basis.

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

The Compensation Committee approved the testing conditions to ensure that the Company’s officers would not be penalized as a result of the increase in the Company’s ordinary share price, which benefited the Company and its shareholders, or as result of the impact on the Company’s diluted BVPS as a result of the retirement of the PIERS. Each of these factors were regarded by the Compensation Committee as sufficiently unusual or outside the control of the Company’s management and therefore justified revising (within the original terms) the BVPS test applicable to the 2013 tested performance share awards. As a result, after consideration of all factors involved, including the importance of retaining key talent, the Compensation Committee believed it was appropriate to make the above-described awards. The awards resulted in a vesting of 31.6% of one-third of each of the 2012 and 2013 performance share awards that were subject to the 2013 BVPS test.

The 2014 performance test applicable to the 2013 performance share awards is described below under the 2014 performance share awards.

2013 Performance Shares
Year	Split	Increase in BVPS	Banked
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
2015	33.3%	10.7%	31.2%
Total	100.0%		84.7%
Based on the achievement of a BVPS growth of 6.2% in 2013, as refined by the Compensation Committee as discussed above, 31.6% of one-third of the 2012 performance award was eligible for vesting, resulting in 25,001 performance shares being banked. Based on the achievement of a BVPS growth in 2014 of 13.3%, as described below, 129.0% of one-third of the 2013 performance share award was eligible for vesting resulting in 102,152 performance shares being banked. Based on the achievement of a BVPS growth in 2015 of 10.7% as described below, 93.5% of one-third of the 2013 performance share award are eligible for vesting, upon the filing of this report, resulting in 74,818 performance shares being banked. All banked 2013 performance share awards will be issuable upon filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.
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

In calculating BVPS for 2014, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and adversely impact growth in BVPS which management does not have any control over. The Compensation Committee also agreed that it will review the impact of any capital management actions undertaken during 2014, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be may be made in the context of such actions. The Compensation Committee also agreed to exclude from the calculation of BVPS for 2014 the costs payable to third-party service providers resulting from the Company’s response to the proposals received from Endurance Specialty Holdings Ltd. (“Endurance”). The Compensation Committee believes it would not be appropriate for employees’ performance-related compensation to be impacted by these costs.

2014 Performance Shares
Year	Split	Increase in BVPS	Banked
2014	33.3%	13.3%	43.0%
2015	33.3%	10.7%	31.2%
2016	33.3%	NA	NA
Total	100.0%		74.2%
Based on the achievement of a BVPS growth in 2014 of 13.3% as described above, 129.0% of one-third of the 2014 performance share award is eligible for vesting, resulting in 122,056 performance shares being banked. Based on the achievement of a BVPS growth in 2015 of 10.7% as described below, 93.5% of one-third of the 2014 performance share award is eligible for vesting, upon the filing of this report, resulting in 93,336 performance shares being banked.
During the twelve months ended December 31, 2015, the Company granted 227,585 performance shares.

The performance shares are subject to a three -year vesting period with a separate BVPS growth test for each year, adjusted to add back ordinary dividends and movements in AOCI to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula, and will only be issuable at the end of the three -year period.
If the diluted BVPS growth achieved in 2015 is:
• less than 5.6%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., 33.3% of the initial grant);
• between 5.6% and 11.1% then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or
• between 11.1% and 22.2%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

2015 Performance Shares
Year	Split	Increase in BVPS	Banked
2015	33.3%	10.7%	31.2%
2016	33.3%	NA	NA
2017	33.3%	NA	NA
Total	100.0%		31.2%
Based on the achievement of a BVPS growth in 2015 of 10.7% as described above, 93.5% of one-third of the 2015 performance share award is eligible for vesting, upon the filing of this report, resulting in 77,825 performance shares being banked.
The Compensation Committee will determine the vesting conditions for the 2016 and 2017 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if in any given year, the shares eligible for vesting are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year (which in the case of the 2013 portion of the grant), the average BVPS is less than 5%, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold (or below 5% in the case of 2013) is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.
The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the twelve months ended December 31, 2015 in respect of performance shares was a charge of $6.5 million (2014 — $8.9 million; 2013 — $8.1 million). The total tax credit recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2015 was $1.5 million (2014 — $2.4 million; 2013 — $2.0 million).
A summary of performance share activity under Aspen’s 2003 and 2013 Share Incentive Plans for the twelve months ended December 31, 2015 is presented below:

	Twelve Months Ended December 31, 2015
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding performance share awards, beginning of period	268,418	$25.35
Granted	277,585	$38.92
Earned	(208,830)	$38.11
Forfeited	(70,749)	$30.26
Outstanding performance share awards, end of period	266,424	$24.17
Phantom Shares.    On February 2, 2012, the Compensation Committee approved the grant of 278,143 phantom shares with a grant date of February 8, 2012 (2011 — Nil). The phantom shares were subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2012 performance shares, with the difference being that any vested amount was paid in cash in lieu of shares. As shares were not issued, these instruments had no dilutive effect.

2012 Phantom Shares
Year	Split	Increase in BVPS	Banked
2012	33.3%	8.1%	21.9%
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
Total	100.0%		75.4%
The total number of 2012 phantom shares that were banked based on the 2012 performance test was 61,006. The total number of 2012 phantom shares that were banked based on the 2013 performance test was 9,258. The total number of 2012 phantom shares that were banked based on the 2014 performance test was 88,658.
On February 6, 2013, the Compensation Committee approved the grant of 152,541 phantom shares with a grant date of February 11, 2013. Additional grants of 6,521 and 542 phantom shares were made on April 8, 2013 and June 11, 2013, respectively. The phantom shares were subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2013 performance shares, with the difference being that any vested amount is paid in cash in lieu of shares. As shares are not issued, these instruments have no dilutive effect.

2013 Phantom Shares
Year	Split	Increase in BVPS	Banked
2013	33.3%	6.2%	10.5%
2014	33.3%	13.3%	43.0%
2015	33.3%	10.7%	31.2%
Total	100.0%		84.7%
The total number of 2013 phantom shares that were banked based on the 2013 performance test was 16,812. The total number of 2013 phantom shares that were banked based on the 2014 performance test was 64,357. The total number of 2013 phantom shares that will be banked, upon the filing of this report, based on the 2015 performance test will be 61,266. Cash equal to the vested amount based on the closing share price on the date of filing of this report will be paid to employees upon the filing of this report.
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

2014 Phantom Shares
Year	Split	Increase in BVPS	Banked
2014	33.3%	13.3%	43.0%
2015	33.3%	10.7%	31.2%
2016	33.3%	NA	NA
Total	100.0%		74.2%
The total number of 2014 phantom shares that were banked based on the 2014 performance test was 59,796. The total number of 2014 phantom shares that will be banked, upon the filing of this report, based on the 2015 performance test will be 45,726.
On March 5, 2015, the Compensation Committee approved the grant of 134,530 phantom shares with a grant date of March 5, 2015. An additional grant of 1,121 phantom shares was made on March 16, 2015. The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2015 performance shares, with the difference being that any vested amount would be paid in cash in lieu of shares. As shares are not issued, these instruments have no diluted effect.

2015 Phantom Shares
Year	Split	Increase in BVPS	Banked
2015	33.3%	10.7%	31.2%
2016	33.3%	NA	NA
2017	33.3%	NA	NA
Total	100.0%		31.2%
The total number of 2015 phantom shares that will be banked, upon the filing of this report, based on the 2015 performance test will be 38,032.
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
Compensation costs charged against income in the twelve months ended December 31, 2015 in respect of phantom shares was $4.3 million (2014 — $6.1 million; 2013 — $1.5 million) with a fair value adjustment for the twelve months ended December 31, 2015 of $3.2 million (2014 — $2.9 million; 2013 — $1.4 million). The total tax credit recognized by the Company in relation to phantom share awards in the twelve months ended December 31, 2015 was $1.2 million (2014 — $2.2 million; 2013 — $0.4 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan , the 2008 Sharesave Scheme, as amended, and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase Company shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £250 per month over a three-year period, at the end of which they will be eligible to purchase Company shares at a discounted price. The amount employees can save increased to £500 per month effective April 6, 2014. The purchase price will be eighty-five percent 85% of the fair market value of a share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 54,940 ordinary shares were issued during the twelve months ended December 31, 2015 (2014 —  11,821 shares; 2013 —38,915). Compensation costs charged against income in the twelve months ended December 31, 2015 in respect of the ESPP was $0.3 million (2014 — $0.3 million; 2013 — $1.3 million). The total tax credit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2015 was $0.1 million (2014 — $0.1 million; 2013 — $0.1 million).
The fair value of the employee options granted under the ESPP was estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant Date	Per share weighted average fair value	Risk free interest rate	Dividend yield	Expected life	Share price volatility
	($)	(%)	(%)	(in years)	(%)
November 4, 2008	$3.18	0.48%	2.70%	3.0	68.0%
December 4, 2008	2.87	(0.41)	3.16	2.0	102.0
November 23, 2009	3.76	0.01	2.28	3.0	22.0
December 21, 2009	3.82	0.04	2.34	2.0	18.0
December 22, 2010	4.24	0.13	2.07	3.0	14.0
December 22, 2010	4.46	0.13	2.07	2.0	14.0
December 13, 2011	4.20	0.05	2.80	3.0	26.2
December 13, 2011	3.85	0.05	2.75	2.0	26.2
March 20, 2013	7.79	0.38	1.88	3.0	2.8
March 20, 2013	5.75	0.25	1.88	2.0	3.2
September 26, 2014	6.61	1.06	1.87	3.0	6.2
September 26, 2014	6.43	0.58	1.87	2.0	4.0
March 25, 2015	8.17	0.94	1.78	3.0	16.0
March 25, 2015	7.08	0.60	1.78	2.0	16.0

 (b)    Non-employee director plan
Non-employee director options are granted under the Aspen 2006 Stock Option Plan for Non-Employee Directors (the “Director Stock Option Plan”).
Options.    The following table summarizes information about non-employee director options outstanding to purchase ordinary shares at December 31, 2015.

Option Holder	Options Outstanding	Options Exercisable	Exercise Price	Fair Value at Grant Date	Remaining Contractual Time
Non-employee directors - 2006 Option grants (May 25)	2,435	2,435	$21.96	$4.24	5 months
Non-employee directors - 2007 Option grants (July 30)	2,012	2,012	$24.76	$4.97	1 year, 7 months
The options granted in 2006 and 2007 vested at the end of a three-year period from the date of grant subject to continued service as a director. Vested options are exercisable for a period of ten years from the date of grant. No options were granted during the twelve months ended December 31, 2015 (2014 — Nil) and no options were exercised and shares issued in the twelve months ended December 31, 2015 (2014 — Nil). No charges or tax charges against income were made in respect of non-employee directors options for the twelve months ended December 31, 2015 (2014 — $Nil; 2013 — $Nil).
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

Restricted Share Units.    The following table summarizes information about restricted share units issued to non-employee directors as at December 31, 2015.

	As at December 31, 2015
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors — 2013 and prior	167,596	158,593	9,003	—
Non-Employee Directors — 2014	27,180	27,180	—	—
Non-Employee Directors — 2015	27,620	23,011	—	4,609
Chairman — 2013 and prior	89,987	89,987	—	—
Chairman — 2014	13,590	13,590	—	—
Chairman — 2015	12,154	10,127	—	2,027
Total	338,127	322,488	9,003	6,636
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
The fair value of the RSUs is based on the closing price on the date of the grant. Compensation cost charged against income was $1.8 million for the twelve months ended December 31, 2015 (2014 — $0.4 million; 2013 — $1.3 million).
The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2015 was $Nil (2014 — $Nil; 2013 — $Nil).

(c) Summary of investor options, employee and non-employee share options and restricted share units.
A summary of option activity and restricted share unit activity discussed above is presented in the tables below:

	Twelve Months Ended December 31, 2015
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	224,141	$24.91
Exercised and issued	(194,919)	25.04
Outstanding and exercisable options, end of period	29,222	$23.59

	Twelve Months Ended December 31, 2014
Option activity	Number of Options	Weighted Average Exercise Price
Outstanding options, beginning of period	302,460	$25.02
Exercised and issued	(74,520)	25.26
Forfeited or expired	(3,799)	27.28
Outstanding and exercisable options, end of period	224,141	$24.91

	Twelve Months Ended December 31, 2015
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	525,918	$35.83
Granted	327,626	41.05
Vested	(306,888)	35.85
Forfeited	(35,786)	39.59
Outstanding restricted stock, end of period	510,870	$40.40

	Twelve Months Ended December 31, 2014
Restricted share unit activity	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding restricted stock, beginning of period	544,751	$32.13
Granted	300,410	38.60
Vested	(291,468)	32.12
Forfeited	(27,775)	36.29
Outstanding restricted stock, end of period	525,918	$35.83

19.	Intangible Assets
The following table provides a summary of the Company’s intangible assets for the twelve months ended December 31, 2015 and 2014:

	Twelve Months Ended December 31, 2015			Twelve Months Ended December 31, 2014
	Trade Mark	Insurance Licenses	Total	Trade Mark	Insurance Licenses	Other	Total
	($ in millions)			($ in millions)
Intangible Assets
Beginning of the period	$1.6	$16.6	$18.2	$1.6	$16.6	$0.2	$18.4
Amortization	—	—	—	—	—	(0.2)	(0.2)
End of the period	$1.6	$16.6	$18.2	$1.6	$16.6	$—	$18.2
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at December 31, 2015, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2014 — $1.6 million). The Company performed its annual qualitative assessment and determined that it was not more likely than not that the Aspen trademark was impaired as at December 31, 2015.
Insurance Licenses. The total value of the licenses as at December 31, 2015 was $16.6 million (December 31, 2014 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the insurance licenses were impaired as at December 31, 2015.
Other. In 2010, the Company purchased APJ for an aggregate consideration of $4.8 million. The directors of Aspen Holdings assessed the fair value of the net tangible and financial assets acquired at $1.2 million. The $3.6 million intangible asset represented the Company’s assessment of the value of renewal rights and distribution channels ($2.2 million) and the lock-in period for employees associated with the business ($1.4 million). The asset was amortized over a five-year period and the value as at December 31, 2015 was $Nil (December 31, 2014 —$Nil).

20.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company’s subsidiaries are obliged by the terms of its contractual obligations to U.S. policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders.
The following table details the forms and value of Company’s restricted assets as at December 31, 2015 and 2014:

	As at December 31, 2015	At December 31, 2014
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,421.0	$1,094.3
Third party	2,265.6	2,268.2
Letters of credit / guarantees(1)	708.5	788.9
Total restricted assets	$4,395.1	$4,151.4

Total as percent of investable assets(2)	49.6%	48.0%
 _______________

(1)	As of December 31, 2015, the Company had pledged funds of $697.6 million and £7.1 million (December 31, 2014 — $774.6 million and £9.2 million) as collateral for the secured letters of credit.

(2)
The comparative balance has been re-presented to reflect total restricted investable assets as a percent of investable assets. Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

Our current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2015 and 2014, these funds amounted to approximately 49.6% of the $8.8 billion and approximately 48.0% of the $8.6 billion of investable assets held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. Refer to Note 23, “Credit Facility and Long-term Debt” of these consolidated financial statements for further discussion of our credit facilities and long-term debt arrangements.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprising of investable assets at December 31, 2015 in the amount of $436.8 million (2014 — $414.8 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. AMAL, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2015 was £0.4 million (December 31, 2014 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
U.S. Reinsurance Trust Fund.    For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,105.7 million at December 31, 2015 and $1,071.4 million at December 31, 2014. At December 31, 2015, the balance (including applicable letter of credit facilities) held in the trust was $1,334.9 million (2014 — $1,322.5 million).
Aspen Bermuda has also established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s liabilities to its U.S. cedants which was $889.3 million and $694.8 million as at December 31, 2015 and 2014, respectively. At December 31, 2015, the balance held in the U.S. trust fund and other Aspen Bermuda trusts were $1,211.3 million (2014 — $1,027.5 million).
U.S. Surplus Lines Trust Fund.    Aspen U.K. and Syndicate 4711 have also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in trust at December 31, 2015 was $188.5 million (2014 — $171.4 million).
U.S. Credit and Surety Lines Trust Fund.    Aspen U.K. has also established a U.S. credit and surety lines trust fund with a U.S. bank to secure liabilities under U.S. credit and surety lines policies. The balance held in the trust at December 31, 2015 was $Nil (2014 — $Nil).
U.S. Regulatory Deposits.    As at December 31, 2015, Aspen Specialty had a total of $6.0 million (2014 — $6.2 million) on deposit with six U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $6.2 million (2014 — $7.2 million) on deposit with twelve U.S. states.
Canadian Trust Fund.    Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2015, the balance held in trust was CAD$332.9 million (2014 — CAD$345.0 million).
Australian Trust Fund.    Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2015, the balance held in trust was AUD$139.2 million (2014 — AUD$141.8 million).
Swiss Trust Fund.    Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2015, the balance held in trust was CHF15.3 million (2014 — CHF12.3 million).
Singapore Fund.    Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singaporean insurance license and meet local solvency requirements. As at December 31, 2015, the balance in the account was SGD$103.3 million (2014 — SGD$72.6 million).
Interest Rate Swaps. As at December 31, 2015, cash collateral with a fair value of $10.1 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2014 — $22.3 million). For more information, please refer to Note 10, “Derivative Contracts” of these consolidated financial statements.

(b)Operating leases
Amounts outstanding under operating leases net of subleases as of December 31, 2015 and 2014 were:

As at December 31, 2015	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations (1)	$10.5	$14.4	$13.9	$12.4	$8.7	$88.9	$148.8

As at December 31, 2014	2015	2016	2017	2018	2019	Later Years	Total
	($ in millions)
Operating Lease Obligations	$13.4	$9.3	$8.5	$7.3	$6.4	$1.5	$46.4
(1) In 2015, the Company entered into a new 16 year lease relating to the Company’s premises in New York.
Total rental and premises expenses for 2015 was $18.6 million (2014 — $16.7 million). For all leases, all rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. We believe that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.
The total depreciation for fixed assets was $7.0 million for the twelve months ended December 31, 2015 (2014 — $8.2 million). Accumulated depreciation as at December 31, 2015 was $104.6 million (2014 — $97.6 million).

(c)	Variable interest entities
As at December 31, 2015, the Company had two investments in variable interest entities, Chaspark Maritime Holdings Ltd and Silverton Re Ltd.
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
As of December 31, 2015, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

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
Reinsurance recoverables
The total amount recoverable by the Company from reinsurers at December 31, 2015 is $354.8 million (2014 — $350.0 million). As at December 31, 2015, 20.0% of the Company’s reinsurance recoverables are with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P, 20.4% are with Munich Re which is rated A+ by A.M. Best and AA- by S&P and 9.2% are with Axis Re which is rated A+ by A.M. Best and A+ by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at December 31, 2015.
Underwriting premium receivables
The total underwriting premium receivable by the Company at December 31, 2015 was $1,115.6 million (2014 — $1,011.7 million). As at December 31, 2015, $2.3 million of the total underwriting premium receivable balance has been due for settlement for more than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. A bad debt provision was included of $2.6 million as at December 31, 2015 (2014 — $4.3 million) for underwriting premiums unlikely to be collected.
Investments and cash and cash equivalents
The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. At December 31, 2015, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.
Balances owed by brokers
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business with in the three years ended December 31, 2015 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2015	2014	2013
Broker	(in percentages)
Aon Corporation	18.7%	17.8%	16.8%
Marsh & McLennan Companies, Inc.	15.4	15.1	15.0
Willis Group Holdings, Ltd.	14.5	13.7	14.4
Others(1)	51.4	53.4	53.8
Total	100.0%	100.0%	100.0%

Gross written premiums ($ millions)	$2,997.3	$2,902.7	$2,646.7

________________

(1)	No other individual broker accounted for more than 10% of total gross written premiums.

22.	Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s AOCI that are reclassified into the audited condensed consolidated statement of operations for the twelve months ended December 31, 2015 and 2014:

	Amount Reclassified from AOCI
Details about the AOCI Components	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Affected Line Item in the Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$43.6	$13.9	Realized and unrealized investment gains
Realized (losses) on sale of securities	(5.7)	(6.2)	Realized and unrealized investment losses
	37.9	7.7	Income from operations before income tax
Income tax on net realized gains of securities	(1.2)	(0.2)	Income tax expense
	$36.7	$7.5	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	(4.9)	(0.3)	General, administrative and corporate expenses / Change in fair value of derivatives
	$(4.9)	$(0.3)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$31.8	$7.2	Net income

23.	Credit Facility and Long-term Debt
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
 On June 12, 2013, the Borrowers entered into an amended and restated credit agreement (the “credit agreement”) with various lenders and Barclays Bank PLC, as administrative agent, which amends and restates the credit agreement dated as of July 30, 2010 among the Company, certain of its subsidiaries, various lenders and Barclays Bank PLC, as administrative agent. The credit facility is used to finance the Company’s working capital needs and those of its subsidiaries, for letters of credit in connection with its insurance and reinsurance businesses and for other general corporate purposes. Initial availability under the credit facility is $200.0 million with the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017. As of December 31, 2015, no borrowings were outstanding under the credit facility.
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
Other Credit Facilities. On February 28, 2011, Aspen U.K. and Aspen Bermuda entered into an amendment to the $200.0 million secured letter of credit facility agreement with Barclays Bank PLC dated as of October 6, 2009. The amendment extends the maturity date of the credit facility to December 31, 2013. On February 1, 2013, Aspen U.K. and Aspen Bermuda entered into a further amendment to the secured letter of credit facility to extend the maturity date of the credit facility to January 31, 2015. On August 21, 2013, the commitments were reduced to $100.0 million. All letters of credit issued under the facility are used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. As at December 31, 2015, $5.0 million collateralized letters of credit were outstanding under this facility (December 31, 2014 — $18.9 million). The Company did not extend the maturity date of this secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility.
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
On June 30, 2014, Aspen Bermuda and Citibank Europe plc replaced the LOC Facility with a new letter of credit facility in a maximum aggregate amount of up to $575.0 million (the “New LOC Facility”). Under the New LOC Facility, which will expire on June 30, 2016, Aspen Bermuda will pay to Citibank Europe plc (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the New LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under a credit provided under the New LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. The New LOC Facility is used to secure obligations of Aspen Bermuda to its policyholders. In addition to the New LOC Facility, we also use regulatory trusts to secure our obligations to policyholders. As at December 31, 2015, we had $463.6 million of outstanding collateralized letters of credit under this facility compared to $463.6 million at December 31, 2014.
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
Silverton, our Bermuda-domiciled special purpose insurer, was established in December 2013 to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. The operations of Silverton commenced on January 1, 2014.
On December 27, 2013, Silverton issued $65.0 million of loan notes (of which $50.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The Company’s maximum loss exposure to Silverton in relation to the 2014 Loan Notes is its $0.2 million note holdings as December 31, 2015 due to mature on September 16, 2016.
On December 23, 2014, Silverton issued $85.0 million of participating notes (of which $70.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business.

The Company’s maximum loss exposure to Silverton in relation to the 2015 Loan Notes is its $19.2 million note holdings as at December 31, 2015 due to mature on September 18, 2017.
On December 22, 2015, Silverton issued $125.0 million of participating notes (of which $100.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The Company’s maximum loss exposure to Silverton in relation to the 2016 Loan Notes is its $25.0 million note holdings as at December 31, 2015 due to mature on September 17, 2018.
The following table summarizes our contractual obligations under the long-term debts as of December 31, 2015.

	Payments Due By Period
Contractual Basis	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in millions)
Long-term Debt Obligations	$—	$—	$250.0	$300.0	$550.0
The Senior Notes obligation disclosed above does not include the $29.0 million annual interest payable associated with the Senior Notes or the loan notes issued by Silverton. For more information on Silverton, please refer to Note 7, “Variable Interest Entities” of these consolidated financial statements.

24.	Unaudited Quarterly Financial Data
The following is a summary of the quarterly financial data for the twelve months ended December 31, 2015, 2014 and 2013.

	2015
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$593.6	$609.4	$640.6	$629.7	$2,473.3
Net investment income	47.4	46.7	45.0	46.4	185.5
Realized and unrealized investment gains	57.4	13.5	10.7	12.9	94.5
Other income	3.9	(1.2)	(2.3)	(0.3)	0.1
Total revenues	702.3	668.4	694.0	688.7	2,753.4
Expenses
Losses and loss adjustment expenses	306.1	360.5	365.6	334.0	1,366.2
Amortization of deferred policy acquisition costs	119.3	114.1	132.0	118.2	483.6
General, administrative and corporate expenses	102.2	95.4	100.5	125.9	424.0
Interest on long-term debt	7.4	7.3	7.4	7.4	29.5
Change in fair value of derivatives	7.8	(2.0)	(10.1)	(2.5)	(6.8)
Change in fair value of loan notes issued by variable interest entities	2.9	3.3	8.3	5.3	19.8
Realized and unrealized investment losses/(gains)	14.5	28.8	51.9	(17.7)	77.5
Net realized and unrealized foreign exchange losses/(gains)	6.4	11.6	8.4	(5.0)	21.4
Other expenses	2.6	(1.8)	—	(0.1)	0.7
Total expenses	569.2	617.2	664.0	565.5	2,415.9
Income from operations before income tax	133.1	51.2	30.0	123.2	337.5
Income tax (expense)	(5.1)	(2.2)	(1.8)	(5.3)	(14.4)
Net income	$128.0	$49.0	$28.2	$117.9	$323.1

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	62,159,303	61,408,633	60,779,295	60,784,832	61,287,884
Diluted	63,532,662	62,896,907	62,155,125	62,176,505	62,687,503

Basic earnings per ordinary share adjusted for preference share dividends	$1.91	$0.64	$0.30	$1.78	$4.64
Diluted earnings per ordinary share adjusted for preference share dividends	$1.87	$0.62	$0.30	$1.75	$4.54

	2014
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$566.5	$616.2	$610.4	$612.2	$2,405.3
Net investment income	49.5	46.1	48.0	46.7	190.3
Realized and unrealized investment gains/(losses)(1)	17.9	34.6	1.1	(7.3)	46.3
Other income	0.6	3.2	1.0	(0.3)	4.5
Total revenues	634.5	700.1	660.5	651.3	2,646.4
Expenses
Losses and loss adjustment expenses	288.1	337.1	342.7	339.6	1,307.5
Amortization of deferred policy acquisition costs	112.0	108.9	115.5	114.8	451.2
General, administrative and corporate expenses	95.6	108.8	119.8	121.5	445.7
Interest on long-term debt	7.4	7.3	7.4	7.4	29.5
Change in fair value of derivatives	(1.1)	4.6	5.1	6.6	15.2
Change in fair value of loan notes issued by variable interest entities	3.4	2.6	8.5	4.1	18.6
Realized and unrealized investment losses/(gains)(1)	4.3	3.3	21.2	(14.1)	14.7
Net realized and unrealized foreign exchange (gains)/losses(1)	(0.1)	(10.7)	1.3	3.9	(5.6)
Other expenses	0.7	1.2	0.3	(0.5)	1.7
Total expenses	510.3	563.1	621.8	583.3	2,278.5
Income from operations before income tax	124.2	137.0	38.7	68.0	367.9
Income tax (expense)	(3.8)	(6.2)	(1.3)	(0.8)	(12.1)
Net income	$120.4	$130.8	$37.4	$67.2	$355.8

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	65,289,351	65,447,128	65,116,463	62,206,260	64,536,491
Diluted	66,565,890	66,700,368	66,513,009	63,605,298	65,872,949

Basic earnings per ordinary share adjusted for preference share dividends	$1.70	$1.85	$0.43	$0.92	$4.92
Diluted earnings per ordinary share adjusted for preference share dividends	$1.66	$1.82	$0.42	$0.90	$4.82
____________________
(1) Adjusted for a representation of foreign exchange in relation to investment securities from realized and unrealized exchange gains/(losses) to realized and unrealized investment gains/(losses).

	2013
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$510.9	$544.0	$544.3	$572.6	$2,171.8
Net investment income	48.3	45.9	45.0	47.2	186.4
Realized and unrealized investment gains	16.3	14.4	23.6	2.6	56.9
Other income	1.1	0.9	1.6	4.6	8.2
Total revenues	576.6	605.2	614.5	627.0	2,423.3
Expenses
Losses and loss adjustment expenses	268.7	333.4	290.2	331.4	1,223.7
Amortization of deferred policy acquisition costs	104.6	107.2	110.5	99.7	422.0
General, administrative and corporate expenses	86.6	87.7	98.9	94.9	368.1
Interest on long-term debt	7.7	7.8	7.7	9.5	32.7
Change in fair value of derivatives	4.2	2.9	(6.6)	(1.8)	(1.3)
Realized and unrealized investment losses/(gains)	1.1	21.0	5.9	(7.5)	20.5
Net realized and unrealized foreign exchange losses/(gains)	5.4	4.1	(2.4)	6.1	13.2
Other expenses	0.6	—	—	1.1	1.7
Total expenses	478.9	564.1	504.2	533.4	2,080.6
Income from operations before income tax	97.7	41.1	110.3	93.6	342.7
Income tax (expense)	(5.9)	(1.0)	(2.9)	(3.6)	(13.4)
Net income	$91.8	$40.1	$107.4	$90.0	$329.3

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	68,854,286	66,191,426	66,716,202	65,593,669	66,872,048
Diluted	72,452,705	69,291,324	68,561,515	67,051,993	69,417,903

Basic earnings per ordinary share adjusted for preference share dividends	$1.21	$0.38	$1.47	$1.23	$4.29
Diluted earnings per ordinary share adjusted for preference share dividends	$1.15	$0.36	$1.43	$1.21	$4.14

25.	Subsequent Events

On January 19, 2016, Aspen U.S. Holdings acquired 100% of the equity and voting interest of AG Logic Holdings, LLC(“AgriLogic”), a specialist U.S. crop managing general agency business with an integrated agricultural consultancy, for an initial purchase price of $53.0 million and additional contingent consideration subject to the future performance of the business. A significant proportion of the acquired business will be represented by intangible assets and goodwill with all other assets being immaterial. The acquisition further diversifies our portfolio of specialty insurance business and complements our strategy of building businesses which are founded on deep technical expertise. During 2015, AgriLogic as a managing general agent generated approximately $185.0 million in gross written premium for its insurance carriers. AgriLogic provides us with renewal rights on its existing book of business which we would initially access through a reinsurance arrangement, and will be written in subsequent periods on a direct basis.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE I - INVESTMENTS
For the Twelve Months Ended December 31, 2015, 2014 and 2013
The Company’s investments comprise investments in subsidiaries.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2015 and 2014

	As at December 31, 2015	As at December 31, 2014
	($ in millions, except per share amounts)
ASSETS
Short-term investments (available for sale)	$25.0	$—
Cash and cash equivalents	110.5	86.8
Investments in subsidiaries	3,439.4	3,368.5
Other investments	0.8	8.7
Eurobond issued by subsidiary	480.0	573.8
Long-term debt issued by Silverton	44.5	35.6
Intercompany funds due from affiliates	5.3	43.6
Other assets	9.0	—
Total assets	$4,114.5	$4,117.0
LIABILITIES
Accrued expenses and other payables	15.7	52.5
Intercompany funds due to affiliates	129.7	96.1
Long-term debt	549.2	549.1
Total liabilities	$694.6	$697.7
SHAREHOLDERS’ EQUITY
Ordinary Shares:
60,918,373 shares of par value 0.15144558¢ each (December 31, 2014 — 62,017,368)	$0.1	$0.1
Preference Shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2014 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2013 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2014 — 6,400,000)	—	—
Additional paid in capital	1,075.3	1,134.3
Retained earnings	2,283.6	2,050.1
Non-controlling interest	1.3	0.5
Accumulated other comprehensive income, net of taxes:
Unrealized gains on investments	60.2	165.4
Loss on derivatives	(1.2)	(3.8)
Gains on foreign currency translation	0.6	72.7
Total accumulated other comprehensive income	59.6	234.3
Total shareholders’ equity	3,419.9	3,419.3
Total liabilities and shareholders’ equity	$4,114.5	$4,117.0

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2015, 2014 and 2013

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries and other investments	$59.0	$146.9	$40.6
Dividend income	292.3	258.5	301.8
Interest income on Eurobond	29.5	29.5	44.6
Net realized and unrealized investment gains/(losses)	4.3	5.6	(6.3)
Other income	1.9	1.9	1.9
Total revenues	387.0	442.4	382.6
Expenses:
General, administrative and corporate expenses	(34.4)	(57.1)	(20.6)
Interest expense	(29.5)	(29.5)	(32.7)
Income from operations before income tax	323.1	355.8	329.3
Income tax	—	—	—
Net income	323.1	355.8	329.3
Amount attributable to non-controlling interest	(0.8)	(0.8)	0.5
Net income attributable to Aspen Insurance Holdings Limited ordinary shareholders	322.3	355.0	329.8
Other comprehensive income/(loss), net of taxes:
Change in unrealized gains on investments	(105.2)	34.9	(184.7)
Loss on derivatives reclassified to interest expense	—	—	0.5
Net change from current period hedged transactions	2.6	(3.8)	—
Change in foreign currency translation adjustment	(72.1)	(15.9)	(24.1)
Other comprehensive (loss)/income, net of tax	(174.7)	15.2	(208.3)
Comprehensive income	$147.6	$370.2	$121.5

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2015, 2014 and 2013

	Twelve Months Ended December 31, 2015	Twelve Months Ended December 31, 2014	Twelve Months Ended December 31, 2013
	($ in millions)
Cash Flows From/(Used In) Operating Activities:
Net income (excluding equity in net earnings of subsidiaries)	$256.4	$209.8	$288.8
Adjustments:
Share-based compensation expenses	17.9	15.1	21.4
Realized and unrealized losses/(gains)	(4.3)	(5.6)	6.3
Loss on derivative contracts	1.2	—	—
Loss on derivative reclassified to interest expense	—	—	0.5
Change in other receivables	—	1.1	—
Change in other assets	(9.0)	0.6	(2.8)
Change in accrued expenses and other payables	(36.8)	37.9	(5.5)
Change in intercompany activities	71.9	32.3	104.3
Net cash generated by operating activities	297.3	291.2	413.0
Cash Flows From/(Used in) Investing Activities:
Purchase of short term investments	(25.0)	—	—
Investment in subsidiaries	(171.5)	(56.6)	(605.4)
Investment in long-term debt issued by Silverton	(25.0)	(15.0)	(15.0)
Repayment of loan notes issued by Silverton	20.5	—	—
Investment in Micro-insurance	(0.8)	—	—
Net proceeds from other investments	—	39.3	—
Net cash (used in) investing activities	(201.8)	(32.3)	(620.4)
Cash Flows From/(Used in) Financing Activities:
Proceeds from issuance of ordinary shares, net of issuance costs	6.8	2.7	21.2
Proceeds from issuance of preference shares, net of issuance costs	—	—	270.6
PIERS redeemed and cancelled	—	—	(230.0)
Ordinary share repurchase	(83.7)	(180.9)	(309.6)
Make-whole payment	—	—	(9.3)
Proceeds from long term debt	—	—	299.7
Debt redemption	—	—	(250.0)
Ordinary and preference share dividends paid	(88.7)	(88.1)	(83.3)
Proceeds from maturity of Eurobond	573.8	—	400.0
Eurobond purchased from subsidiary	(480.0)	—	—
Net cash (used in)/from financing activities	(71.8)	(266.3)	109.3
Increase/(decrease) in cash and cash equivalents	23.7	(7.4)	(98.1)
Cash and cash equivalents — beginning of period	86.8	94.2	192.3
Cash and cash equivalents — end of period	$110.5	$86.8	$94.2

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2015, 2014 and 2013
Supplementary Information
($ in millions)

Year Ended December 31, 2015	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$235.2	$2,409.5	$484.2	$1,072.6		$491.6	$224.7	$1,153.5	$146.5
Insurance	125.9	2,173.9	934.1	1,400.7		874.6	258.9	1,492.7	213.6
Total	$361.1	$4,583.4	$1,418.3	$2,473.3	$185.5	$1,366.2	$483.6	$2,646.2	$360.1

Year to date December 31, 2014	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$156.4	$2,493.3	$680.1	$1,088.2		$497.8	$200.0	$1,124.0	$146.4
Insurance	142.6	1,907.5	554.9	1,317.1		809.7	251.2	1,391.2	205.5
Total	$299.0	$4,400.8	$1,235.0	$2,405.3	$190.3	$1,307.5	$451.2	$2,515.2	$351.9

Year to date December 31, 2013	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$131.9	$2,646.8	$529.9	$1,073.0		$481.7	$207.2	$1,082.0	$131.0
Insurance	130.3	1,699.4	598.8	1,098.8		742.0	214.8	1,217.7	185.9
Total	$262.2	$4,346.2	$1,128.7	$2,171.8	$186.4	$1,223.7	$422.0	$2,299.7	$316.9

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE IV - REINSURANCE
For the Twelve Months Ended December 31, 2015, 2014 and 2013

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2015	$1,748.4	$1,248.9	$(351.1)	$2,646.2
2014	$1,729.9	$1,172.8	$(387.5)	$2,515.2
2013	$1,512.8	$1,133.9	$(347.0)	$2,299.7

Premiums Earned

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions, except for percentages)
2015	$1,703.3	$(383.5)	$1,153.5	$2,473.3	46.6%
2014	$1,599.0	$(331.3)	$1,137.6	$2,405.3	47.3%
2013	$1,366.8	$(321.6)	$1,126.6	$2,171.8	51.9%

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2015, 2014 and 2013

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
	($ in millions)
2015
Premiums receivable from underwriting activities	$4.3	$—	$(1.7)	$—	$2.6
Reinsurance	$—	$—	$—	$—	$—
2014
Premiums receivable from underwriting activities	$1.1	$3.2	$—	$—	$4.3
Reinsurance	$—	$—	$—	$—	$—
2013
Premiums receivable from underwriting activities	$0.1	$1.0	$—	$—	$1.1
Reinsurance	$0.2	$(0.2)	$—	$—	$—