Form 10-Q
period 2016-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2016-04-28
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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
As of April 26, 2016, there were 60,723,134 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2016 and December 31, 2015
($ in millions, except share and per share amounts)

	As at March 31, 2016	As at December 31, 2015
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,895.1 and $5,867.5)	$6,063.7	$5,951.1
Fixed income securities, trading at fair value (amortized cost — $877.7 and $794.2)	896.8	788.0
Equity securities, trading at fair value (cost — $700.1 and $722.5)	757.8	736.4
Short-term investments, available for sale at fair value (amortized cost — $135.3 and $162.9)	135.3	162.9
Short-term investments, trading at fair value (amortized cost — $7.7 and $9.5)	7.7	9.5
Catastrophe bonds, trading at fair value (cost — $46.1 and $55.2)	46.1	55.4
Other investments, equity method	8.9	8.9
Total investments	7,916.3	7,712.2
Cash and cash equivalents (including $142.8 and $243.3 within consolidated variable interest entities)	903.1	1,099.5
Reinsurance recoverables
Unpaid losses	366.0	354.8
Ceded unearned premiums	243.6	168.9
Receivables
Underwriting premiums	1,339.1	1,115.6
Other	117.9	94.3
Funds withheld	39.6	36.0
Deferred policy acquisition costs	407.7	361.1
Derivatives at fair value	10.9	9.2
Receivable for securities sold	1.9	0.6
Office properties and equipment	83.2	70.6
Deferred taxation	—	3.7
Other assets	1.8	4.1
Intangible assets and goodwill	74.3	18.2
Total assets	$11,505.4	$11,048.8
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2016 and December 31, 2015
($ in millions, except share and per share amounts)

	As at March 31, 2016	As at December 31, 2015
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$5,011.5	$4,938.2
Unearned premiums	1,804.0	1,587.2
Total insurance reserves	6,815.5	6,525.4
Payables
Reinsurance premiums	148.9	92.7
Current taxation	8.2	10.8
Deferred taxation	11.0	—
Accrued expenses and other payables	293.3	343.8
Liabilities under derivative contracts	17.6	4.0
Total payables	479.0	451.3
Loan notes issued by variable interest entities, at fair value	104.5	103.0
Long-term debt	549.3	549.2
Total liabilities	$7,948.3	$7,628.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
60,675,142 shares of par value 0.15144558¢ each (December 31, 2015 — 60,918,373)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2015 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2015 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2015 — 6,400,000)	—	—
Non-controlling interest	1.1	1.3
Additional paid-in capital	1,055.9	1,075.3
Retained earnings	2,375.9	2,283.6
Accumulated other comprehensive income, net of taxes	124.1	59.6
Total shareholders’ equity	3,557.1	3,419.9
Total liabilities and shareholders’ equity	$11,505.4	$11,048.8
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues
Net earned premium	$663.1	$593.6
Net investment income	49.5	47.4
Realized and unrealized investment gains	65.6	57.4
Other income	1.4	3.9
Total revenues	779.6	702.3
Expenses
Losses and loss adjustment expenses	357.4	306.1
Amortization of deferred policy acquisition costs	130.2	119.3
General, administrative and corporate expenses	119.8	102.2
Interest on long-term debt	7.4	7.4
Change in fair value of derivatives	7.2	7.8
Change in fair value of loan notes issued by variable interest entities	4.4	2.9
Realized and unrealized investment losses	20.6	14.5
Net realized and unrealized foreign exchange losses	15.7	6.4
Other expenses	—	2.6
Total expenses	662.7	569.2
Income from operations before income tax	116.9	133.1
Income tax expense	(2.5)	(5.1)
Net income	$114.4	$128.0
Amount attributable to non-controlling interest	0.2	—
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$114.6	$128.0
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	$(4.2)	$(32.3)
Change in net unrealized gains on available for sale securities held	89.2	32.4
Net change from current period hedged transactions	(2.1)	(2.4)
Change in foreign currency translation adjustment	(13.5)	(27.7)
Other comprehensive income, gross of tax	69.4	(30.0)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.5	0.4
Change in net unrealized gains on available for sale securities held	(8.6)	(3.3)
Net change from current period hedged transactions	0.7	—
Change in foreign currency translation adjustment	2.5	1.6
Total tax on other comprehensive income	(4.9)	(1.3)
Other comprehensive income/(loss) net of tax	64.5	(31.3)
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$179.1	$96.7
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	60,867,815	62,159,303
Diluted	62,483,938	63,532,662
Basic earnings per ordinary share adjusted for preference share dividends	$1.73	$1.91
Diluted earnings per ordinary share adjusted for preference share dividends	$1.68	$1.87
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2016	2015
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	1.3	0.5
Net change attributable to non-controlling interest for the period	(0.2)	—
End of the period	1.1	0.5
Additional paid-in capital
Beginning of the period	1,075.3	1,134.3
New ordinary shares issued	1.5	3.5
Ordinary shares repurchased and cancelled	(25.0)	(36.5)
Share-based compensation	4.1	4.7
End of the period	1,055.9	1,106.0
Retained earnings
Beginning of the period	2,283.6	2,050.1
Net income for the period	114.4	128.0
Dividends on ordinary shares	(12.8)	(12.4)
Dividends on preference shares	(9.5)	(9.5)
Net change attributable to non-controlling interest for the period	0.2	—
End of the period	2,375.9	2,156.2
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	0.6	72.7
Change for the period, net of income tax	(11.0)	(26.1)
End of the period	(10.4)	46.6
Loss on derivatives, net of taxes:
Beginning of the period	(1.2)	(3.8)
Net change from current period hedged transaction	(1.4)	(2.4)
End of the period	(2.6)	(6.2)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	60.2	165.4
Change for the period, net of taxes	76.9	(2.8)
End of the period	137.1	162.6
Total accumulated other comprehensive income, net of taxes	124.1	203.0

Total shareholders’ equity	$3,557.1	$3,465.8

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$114.4	$128.0
Proportion due to non-controlling interest	0.2	—
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	10.2	11.2
Share-based compensation	4.1	4.7
Realized and unrealized investment (gains)	(65.6)	(57.4)
Realized and unrealized investment losses	20.6	14.5
Change in fair value of loan notes issued by variable interest entities	4.4	2.9
Net realized and unrealized investment foreign exchange (gains)/losses	(2.2)	21.7
Loss on derivative contracts	(1.4)	(2.4)
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	58.5	34.1
Unearned premiums	202.4	217.8
Reinsurance recoverables:
Unpaid losses	(9.3)	(14.5)
Ceded unearned premiums	(74.2)	(70.8)
Other receivables	(20.8)	(1.7)
Deferred policy acquisition costs	(46.9)	(37.6)
Reinsurance premiums payable	55.7	80.8
Funds withheld	(3.6)	0.8
Premiums receivable	(207.5)	(278.6)
Deferred taxes	14.4	8.7
Income tax payable	—	(5.2)
Accrued expenses and other payables	(8.7)	16.9
Fair value of derivatives and settlement of liabilities under derivatives	11.9	3.1
Long-term debt and loan notes issued by variable interest entities	1.6	—
Other assets	2.3	(5.0)
Net cash generated from operating activities	$60.5	$72.0

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(682.9)	$(483.7)
(Purchases) of fixed income securities — Trading	(215.9)	(153.4)
Proceeds from sales and maturities of fixed income securities — Available for sale	640.0	540.7
Proceeds from sales and maturities of fixed income securities — Trading	132.2	133.8
(Purchases) of equity securities — Trading	(60.3)	(186.7)
Net proceeds of catastrophe bonds — Trading	8.9	1.8
Proceeds from sales of equity securities — Available for sale	—	108.6
Proceeds from sales of equity securities — Trading	59.1	83.7
(Purchases) of short-term investments — Available for sale	(57.4)	(62.1)
Proceeds from sales of short-term investments — Available for sale	88.7	123.4
(Purchases) of short-term investments — Trading	—	(12.8)
Proceeds from sales of short-term investments — Trading	2.1	12.3
Net change in receivable for securities sold	23.6	15.9
Net (purchases) of equipment	(4.8)	(5.6)
Payments for acquisitions and investments, net of cash acquired	(52.7)	(0.8)
Net cash (used in)/from investing activities	(119.4)	115.1

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	1.5	3.5
Ordinary shares repurchased	(25.0)	(36.5)
Repayment of long-term debt issued by Silverton	(87.4)	(64.9)
Dividends paid on ordinary shares	(12.8)	(12.4)
Dividends paid on preference shares	(9.5)	(9.5)
Net cash (used in) financing activities	(133.2)	(119.8)

Effect of exchange rate movements on cash and cash equivalents	(4.3)	(19.9)

(Decrease)/increase in cash and cash equivalents	(196.4)	47.4
Cash and cash equivalents at beginning of period	1,099.5	1,178.5
Cash and cash equivalents at end of period	$903.1	$1,225.9

Supplemental disclosure of cash flow information:
Net cash paid/(received) during the period for income tax	$0.4	$(3.9)
Cash paid during the period for interest	$—	$—
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission on February 19, 2016 (File No. 001-31909). There have been no changes to significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K.
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
Accounting Pronouncements Adopted in 2016
On May 21, 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-09, “Financial Services - Insurance (Topic 944) Disclosures About Short-Duration Contracts” which requires insurance entities to disclose additional information about the liability for unpaid claims and claim adjustment expenses, disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses and disclose a roll forward of the liability for unpaid claims and claims adjustment expenses. ASU 2015-09 is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company does not expect this ASU to have a material impact on its consolidated financial results but it will have an impact on the disclosures in the Company’s 2016 Annual report on Form 10-K and its Quarterly reports on Form 10-Q throughout 2017.
On September 25, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” which requires an acquirer to adjust retrospectively to provisional amounts recognized in a business combination. ASU 2015-16 is effective for annual periods beginning after December 15, 2015 and will impact the Company’s provisional amounts booked in respect to the acquisition of AG Logic Holdings LLC (“AgriLogic”).
Other accounting pronouncements were adopted during the three months ended March 31, 2016 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

On January 5, 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10)” which enhances the reporting model for financial instruments. In particular, the ASU requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under the equity method of accounting or those that result in consolidation of the investee). The amendments required as a result of this update are effective for fiscal years beginning after December 15, 2017. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements as the Company’s equity portfolio is classified as held for trading with changes in fair value recognized through net income.

On February 25, 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” which supersedes the leases requirements in Topic 840 and establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The amendments of this update are effective for fiscal years beginning after December 15, 2018. The ASU is expected to have a material impact on the Company’s consolidated financial statements, specifically increasing the Company’s assets and liabilities as all leases greater than twelve months will be recognized on the balance sheet as a right of use asset and lease liability. The ASU will not have a material impact on the Company’s consolidated income statement.
On March 30, 2016, the FASB issued ASU 2016-9, “Compensation - Stock Compensation (Topic 718)” which forms part of the simplification initiative to reduce complexity in accounting standards. The areas for simplification in this ASU involve several aspects of the accounting for share-based payment transactions and the amendments of this update are effective for fiscal years beginning after December 15, 2016. The Company does not expect this ASU to have a material impact on its consolidated financial results but expects that it will have an impact on the disclosures in the Company’s Quarterly reports on Form 10-Q and Annual report on Form 10-K.
Other accounting pronouncements were issued during the three months ended March 31, 2016 which were not relevant to the Company.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following table sets out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three months ended March 31, 2016 and 2015:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$7.1	$33.5	Realized and unrealized investment gains
Realized (losses) on sale of securities	(2.9)	(1.2)	Realized and unrealized investment losses
	4.2	32.3	Income from operations before income tax
Tax on net realized gains of securities	(0.5)	(0.4)	Income tax expense
	$3.7	$31.9	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	1.1	$2.8	General, administrative and corporate expenses
	$1.1	$2.8	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$4.8	$34.7	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	($ in millions, except share and per share amounts)

Net income	$114.4	$128.0
Preference share dividends	(9.5)	(9.5)
Net amount attributable to non-controlling interest	0.2	—
Basic and diluted net income available to ordinary shareholders	$105.1	$118.5
Ordinary shares:
Basic weighted average ordinary shares	60,867,815	62,159,303
Weighted average effect of dilutive securities(1)	1,616,123	1,373,359
Total diluted weighted average ordinary shares	62,483,938	63,532,662
Earnings per ordinary share:
Basic	$1.73	$1.91
Diluted	$1.68	$1.87

(1)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 14.

Dividends. On April 21, 2016, the Company’s Board of Directors (“Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.22	May 25, 2016	May 9, 2016
7.401% preference shares	$0.462563	July 1, 2016	June 15, 2016
7.250% preference shares	$0.4531	July 1, 2016	June 15, 2016
5.95% preference shares	$0.3719	July 1, 2016	June 15, 2016

5.	Segment Reporting
The Company has two reporting business segments: Insurance and Reinsurance. In addition to the way the Company manages its business, the Company has considered similarities in economic characteristics, products, customers, distribution, the regulatory environment of the Company’s business segments and quantitative thresholds to determine the Company’s reportable segments. Segment profit or loss for each of the Company’s business segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the business segment’s underwriting performance.
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture insurance and reinsurance, marine, aviation, terrorism, engineering and other specialty lines). ACM forms part of our property catastrophe reinsurance line of business as it currently focuses on property catastrophe business through the use of alternative capital. For a more detailed description of this business segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this business segment, see Part I,

Item 1 “Business — Business Segments — Insurance” in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the business segments. Corporate expenses are not allocated to the Company’s business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s business segment operations. The Company does not allocate its assets by business segment as it evaluates underwriting results of each business segment separately from the results of the Company’s investment portfolio.
The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$517.6	$458.1	$975.7
Net written premiums	449.5	350.2	799.7
Gross earned premiums	306.8	445.6	752.4
Net earned premiums	280.3	382.8	663.1
Underwriting Expenses
Losses and loss adjustment expenses	134.5	222.9	357.4
Amortization of deferred policy acquisition costs	59.4	70.8	130.2
General and administrative expenses	44.1	58.6	102.7
Underwriting income	$42.3	$30.5	72.8
Corporate expenses			(17.1)
Net investment income			49.5
Realized and unrealized investment gains			65.6
Realized and unrealized investment losses			(20.6)
Change in fair value of loan notes issued by variable interest entities			(4.4)
Change in fair value of derivatives			(7.2)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(15.7)
Other income			1.4
Income before tax			$116.9

Net reserves for loss and loss adjustment expenses	$2,433.0	$2,212.5	$4,645.5
Ratios
Loss ratio	48.0%	58.2%	53.9%
Policy acquisition expense ratio	21.2	18.5	19.6
General and administrative expense ratio	15.7	15.3	18.1	(1)
Expense ratio	36.9	33.8	37.7
Combined ratio	84.9%	92.0%	91.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended March 31, 2015
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$484.8	$434.4	$919.2
Net written premiums	442.1	321.1	763.2
Gross earned premiums	265.8	415.1	680.9
Net earned premiums	249.4	344.2	593.6
Underwriting Expenses
Losses and loss adjustment expenses	105.5	200.6	306.1
Amortization of deferred policy acquisition costs	53.4	65.9	119.3
General and administrative expenses	32.4	55.3	87.7
Underwriting income	$58.1	$22.4	80.5
Corporate expenses			(14.5)
Net investment income			47.4
Realized and unrealized investment gains			57.4
Realized and unrealized investment losses			(14.5)
Change in fair value of loan notes issued by variable interest entities			(2.9)
Change in fair value of derivatives			(7.8)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(6.4)
Other income			3.9
Other expenses			(2.6)
Income before tax			$133.1

Net reserves for loss and loss adjustment expenses	$2,410.9	$1,927.9	$4,338.8
Ratios
Loss ratio	42.3%	58.3%	51.6%
Policy acquisition expense ratio	21.4	19.1	20.1
General and administrative expense ratio	13.0	16.1	17.2	(1)
Expense ratio	34.4	35.2	37.3
Combined ratio	76.7%	93.5%	88.9%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	($ in millions)
Fixed income securities — Available for sale	$36.6	$35.2
Fixed income securities — Trading	7.4	7.0
Short-term investments — Available for sale	0.1	0.4
Fixed term deposits (included in cash and cash equivalents)	0.5	1.1
Equity securities — Trading	6.9	6.2
Catastrophe bonds — Trading	0.6	0.4
Total	$52.1	$50.3
Investment expenses	(2.6)	(2.9)
Net investment income	$49.5	$47.4
The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$7.1	$6.2
Fixed income securities — gross realized (losses)	(2.4)	(0.5)
Equity securities — gross realized gains	—	31.9
Equity securities — gross realized (losses)	—	(3.0)
Cash and cash equivalents — gross realized (losses)	(0.7)	—
Trading:
Fixed income securities — gross realized gains	1.2	2.0
Fixed income securities — gross realized (losses)	(5.8)	(2.2)
Equity securities — gross realized gains	5.9	16.5
Equity securities — gross realized (losses)	(11.5)	(8.8)
Catastrophe bonds	(0.2)	—
Net change in gross unrealized gains	51.4	0.8
Total net realized and unrealized investment gains recorded in the statement of operations	$45.0	$42.9

Change in available for sale net unrealized gains:
Fixed income securities	85.0	27.3
Short-term investments	—	0.1
Equity securities	—	(27.3)
Total change in pre-tax available for sale unrealized gains	85.0	0.1
Change in taxes	(8.1)	(2.9)
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$76.9	$(2.8)

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. There was no OTTI charge recognized for the three months ended March 31, 2016 (2015 — $Nil).
Balance Sheet
Fixed Income Securities, Short-Term Investments and Equities — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities, short-term investments and equity securities as at March 31, 2016 and December 31, 2015:

	As at March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,084.5	$27.2	$—	$1,111.7
U.S. agency	145.4	4.5	—	149.9
Municipal	30.8	2.3	(0.2)	32.9
Corporate	2,599.8	83.7	(2.6)	2,680.9
Non-U.S. government-backed corporate	71.4	1.1	—	72.5
Foreign government	660.4	14.3	(0.2)	674.5
Asset-backed	75.2	1.1	—	76.3
Non-agency commercial mortgage-backed	21.6	1.0	—	22.6
Agency mortgage-backed	1,206.0	37.2	(0.8)	1,242.4
Total fixed income securities — Available for sale	5,895.1	172.4	(3.8)	6,063.7
Total short-term investments — Available for sale	135.3	—	—	135.3
Total	$6,030.4	$172.4	$(3.8)	$6,199.0

As at March 31, 2016 the Company no longer held equity investments in its available for sale portfolio. All equities are held in the trading portfolio.

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

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at March 31, 2016 and December 31, 2015:

	As at March 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$41.8	$0.3	$—	$42.1
Municipal	4.0	—	—	4.0
Corporate	602.0	15.2	(2.0)	615.2
Foreign government	192.7	6.7	(0.9)	198.5
Asset-backed	19.8	—	(0.2)	19.6
Agency mortgage-backed	17.4	—	—	17.4
Total fixed income securities — Trading	877.7	22.2	(3.1)	896.8
Total short-term investments — Trading	7.7	—	—	7.7
Total equity securities — Trading	700.1	89.3	(31.6)	757.8
Total catastrophe bonds — Trading	46.1	0.1	(0.1)	46.1
Total	$1,631.6	$111.6	$(34.8)	$1,708.4

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$27.4	$—	$(0.1)	$27.3
Municipal	0.5	—	—	0.5
Corporate	561.9	5.9	(9.6)	558.2
Foreign government	181.5	1.7	(3.7)	179.5
Asset-backed	20.7	—	(0.2)	20.5
Bank loans	2.2	—	(0.2)	2.0
Total fixed income securities — Trading	794.2	7.6	(13.8)	788.0
Total short-term investments — Trading	9.5	—	—	9.5
Total equity securities — Trading	722.5	57.3	(43.4)	736.4
Total catastrophe bonds — Trading	55.2	0.3	(0.1)	55.4
Total	$1,581.4	$65.2	$(57.3)	$1,589.3
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $46.1 million as at March 31, 2016.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that will provide micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million.
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
The tables below show the Company’s investments in the MVI and Chaspark for the three months ended March 31, 2016 and March 31, 2015:

	For the Three Months Ended March 31, 2016
	MVI	Chaspark	Total
	($ in millions)
Opening and closing undistributed value of investment	$0.8	$8.7	$9.5

	For the Three Months Ended March 31, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$—	$8.7	$8.7
Initial investment	0.8	—	$0.8
Closing value of investment	$0.8	$8.7	$9.5

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at March 31, 2016 and December 31, 2015 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2016
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$581.0	$583.2	AA
Due after one year through five years	2,835.6	2,910.3	AA-
Due after five years through ten years	1,072.0	1,114.7	A+
Due after ten years	103.7	114.2	A+
Subtotal	4,592.3	4,722.4
Non-agency commercial mortgage-backed	21.6	22.6	AA+
Agency mortgage-backed	1,206.0	1,242.4	AA+
Asset-backed	75.2	76.3	AAA
Total fixed income securities — Available for sale	$5,895.1	$6,063.7

	As at December 31, 2015
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$661.8	$664.4	AA
Due after one year through five years	2,765.2	2,806.6	AA-
Due after five years through ten years	1,122.5	1,132.0	A+
Due after ten years	86.3	92.3	A+
Subtotal	4,635.8	4,695.3
Non-agency commercial mortgage-backed	25.5	26.7	AA+
Agency mortgage-backed	1,130.8	1,153.1	AA+
Asset-backed	75.4	76.0	AAA
Total fixed income securities — Available for sale	$5,867.5	$5,951.1
Guaranteed Investments. As at March 31, 2016 the Company’s holding was limited to one municipal security, rated CC or higher (December 31, 2015 — one municipal security, rated CC or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at March 31, 2016 and December 31, 2015 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio:

	As at March 31, 2016
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$55.5	$—	$3.2	$—	$58.7	$—	10
U.S. agency	1.3	—	—	—	1.3	—	1
Municipal	3.9	(0.2)	—	—	3.9	(0.2)	4
Corporate	232.4	(2.0)	56.4	(0.6)	288.8	(2.6)	144
Non-U.S. government-backed corporate	4.3	—	—	—	4.3	—	3
Foreign government	92.8	(0.2)	34.7	—	127.5	(0.2)	15
Asset-backed	7.7	—	4.1	—	11.8	—	15
Agency mortgage-backed	32.3	—	115.4	(0.8)	147.7	(0.8)	48
Total fixed income securities — Available for sale	430.2	(2.4)	213.8	(1.4)	644.0	(3.8)	240
Total short-term investments — Available for sale	9.8	—	—	—	9.8	—	9
Total	$440.0	$(2.4)	$213.8	$(1.4)	$653.8	$(3.8)	249

	As at December 31, 2015
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$583.2	$(3.7)	$4.6	$(0.1)	$587.8	$(3.8)	72
U.S. agency	17.6	(0.1)	—	—	17.6	(0.1)	12
Municipal	1.7	—	—	—	1.7	—	3
Corporate	1,179.7	(13.3)	81.1	(1.8)	1,260.8	(15.1)	510
Non-U.S. government-backed corporate	40.9	(0.1)	—	—	40.9	(0.1)	9
Foreign government	174.6	(0.8)	2.8	(0.1)	177.4	(0.9)	43
Asset-backed	51.4	(0.3)	4.2	—	55.6	(0.3)	39
Agency mortgage-backed	348.1	(3.6)	72.2	(1.7)	420.3	(5.3)	105
Total fixed income securities — Available for sale	2,397.2	(21.9)	164.9	(3.7)	2,562.1	(25.6)	793
Total short-term investments — Available for sale	56.7	—	—	—	56.7	—	12
Total	$2,453.9	$(21.9)	$164.9	$(3.7)	$2,618.8	$(25.6)	805

Investment Purchases and Sales. The following table summarizes investment purchases, sales and maturities for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	($ in millions)
(Purchases) of fixed income securities — Available for sale	$(682.9)	$(483.7)
(Purchases) of fixed income securities — Trading	(215.9)	(153.4)
(Purchases) of equity securities — Trading	(60.3)	(186.7)
Proceeds from sales and maturities of fixed income securities — Available for sale	640.0	540.7
Proceeds from sales and maturities of fixed income securities — Trading	132.2	133.8
Proceeds from sales of equity securities — Available for sale	—	108.6
Proceeds from sales of equity securities — Trading	59.1	83.7
Net change in (payable)/receivable for securities (purchased)/sold	23.6	15.9
(Purchases) of short-term investments — Available for sale	(57.4)	(62.1)
Proceeds from short-term investments — Available for sale	88.7	123.4
(Purchases) of short-term investments — Trading	—	(12.8)
Proceeds from short-term investments — Trading	2.1	12.3
Net proceeds of catastrophe bonds — Trading	8.9	1.8
Net (purchases)/proceeds for the period	$(61.9)	$121.5

7.	Variable Interest Entities
As at March 31, 2016, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three months ended March 31, 2016, there was no change in the value of the Company’s investment in Chaspark (March 31, 2015 — $Nil). The adjusted carrying value approximates fair value. For more information on Chaspark please refer to Note 6 of these unaudited condensed consolidated financial statements.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which will be collateralized and funded by Silverton through the issuance of one or more series of loan notes. Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and/or Aspen U.K., as the case may be.
The proceeds of $65.0 million (of which $50.0 million was issued to third parties) from the issuance of Silverton’s Series 2014-1 Participating Notes on December 27, 2013 (“2014 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2014. The holders of the 2014 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2014-1 Segregated Account. Any existing value of the 2014 Loan Notes will be returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 16, 2016 maturity date. The fair value of the remaining 2014 Loan Notes as at March 31, 2016 was $0.3 million (of which $0.2 million was due to external investors). During the first three months of 2016, Silverton distributed $0.5 million (of which $0.4 million was distributed to external investors) to its noteholders. Of the remaining $0.2 million due to external investors, $0.2 million has been classified as a current liability in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2014 Loan Notes held by third parties and Aspen Holdings is $0.3 million. The Company’s maximum loss exposure to the 2014 Loan Notes is $0.1 million which is the fair value of its holdings as at March 31, 2016.
The proceeds of $85.0 million (of which $70.0 million was issued to third parties) from the issuance of Silverton’s Series 2015-1 Participating Notes on December 23, 2014 (“2015 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda effective January 1, 2015. The holders of the 2015 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2015-1 Segregated Account. Any existing value of the 2015 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 18, 2017 maturity date. The fair value of the 2015 Loan Notes as at March 31, 2016 was $3.4 million (of which $2.9 million was held by external investors). Of the $2.9 million of the 2015 Loan Notes held by external investors, $2.9 million has been classified as a current liability in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2015 Loan Notes held by third parties and Aspen Holdings is $3.4 million. The Company’s maximum loss exposure to the 2015 Loan Notes is $0.5 million which is the fair value of its holdings as at March 31, 2016.
The proceeds of $125.0 million (of which $100.0 million was issued to third parties) from the issuance of Silverton’s Series 2016-1 Participating Notes on December 22, 2015 (“2016 Loan Notes”) were deposited into a collateral account to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda and Aspen U.K. effective January 1, 2016. The holders of the 2016 Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of Silverton’s Series 2016-1 Segregated Account. Any existing value of the 2016 Loan Notes will be returned to the noteholders after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the September 17, 2018 maturity date. The fair value of the 2016 Loan Notes at March 31, 2016 was $130.4 million (of which $104.5 million is held by external investors). Using current loss estimates, Silverton expects to distribute $130.4 million (of which $104.5 million is held by external investors) to its noteholders during 2017. Of the $104.5 million 2016 Loan Notes held by external investors, it has all been classified as long-term debt in the Company’s consolidated financial statements. The total aggregate unpaid balance of the 2016 Loan Notes held by third parties and Aspen Holdings is $130.4 million. The Company’s maximum loss exposure to the 2016 Loan Notes is $25.9 million which is the fair value of its holdings as at March 31, 2016.
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at March 31, 2016 and December 31, 2015, respectively:

	As at March 31, 2016
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,111.7	$—	$—	$1,111.7
U.S. agency	—	149.9	—	149.9
Municipal	—	32.9	—	32.9
Corporate	—	2,680.9	—	2,680.9
Non-U.S. government-backed corporate	—	72.5	—	72.5
Foreign government	480.6	193.9	—	674.5
Asset-backed	—	76.3	—	76.3
Non-agency commercial mortgage-backed	—	22.6	—	22.6
Agency mortgage-backed	—	1,242.4	—	1,242.4
Total fixed income securities available for sale, at fair value	1,592.3	4,471.4	—	6,063.7
Short-term investments available for sale, at fair value	101.1	34.2	—	135.3
Held for trading financial assets, at fair value
U.S. government	42.1	—	—	42.1
Municipal	—	4.0	—	4.0
Corporate	—	615.2	—	615.2
Foreign government	95.6	102.9	—	198.5
Asset-backed	—	19.6	—	19.6
Agency mortgage-backed	—	17.4	—	17.4
Total fixed income securities trading, at fair value	137.7	759.1	—	896.8
Short-term investments trading, at fair value	7.7	—	—	7.7
Equity investments trading, at fair value	757.8	—	—	757.8
Catastrophe bonds trading, at fair value	—	46.1	—	46.1
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	10.9	—	10.9
Liabilities under derivative contracts — interest rate swaps	—	(0.8)	—	(0.8)
Liabilities under derivative contracts — foreign exchange contracts	—	(16.8)	—	(16.8)
Loan notes issued by variable interest entities, at fair value	—	—	(104.5)	(104.5)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(3.1)	(3.1)
Total	$2,596.6	$5,304.1	$(107.6)	$7,793.1
There were no maturities or transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2016. The Company settled $87.4 million Level 3 liabilities in respect to the loan notes issued by the VIEs for the three months ended March 31, 2016. As at March 31, 2016, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted of the loan notes issued by the VIEs.

	As at December 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,123.1	$—	$—	$1,123.1
U.S. agency	—	158.7	—	158.7
Municipal	—	26.6	—	26.6
Corporate	—	2,660.6	—	2,660.6
Non-U.S. government-backed corporate	—	82.1	—	82.1
Foreign government	449.5	194.7	—	644.2
Asset-backed	—	76.0	—	76.0
Non-agency commercial mortgage-backed	—	26.7	—	26.7
Agency mortgage-backed	—	1,153.1	—	1,153.1
Total fixed income securities available for sale, at fair value	1,572.6	4,378.5	—	5,951.1
Short-term investments available for sale, at fair value	130.5	32.4	—	162.9
Held for trading financial assets, at fair value
U.S. government	27.3	—	—	27.3
Municipal	—	0.5	—	0.5
Corporate	—	558.2	—	558.2
Foreign government	73.8	105.7	—	179.5
Asset-backed	—	20.5	—	20.5
Bank loans	—	2.0	—	2.0
Total fixed income securities trading, at fair value	101.1	686.9	—	788.0
Short-term investments trading, at fair value	7.4	2.1	—	9.5
Equity investments trading, at fair value	736.4	—	—	736.4
Catastrophe bonds trading, at fair value	—	55.4	—	55.4

Other financial assets and liabilities, at fair value
Derivatives at fair value – foreign exchange contracts	—	8.8	—	8.8
Derivatives at fair value – interest rate swaps	—	0.4	—	0.4
Liabilities under derivative contracts – foreign exchange contracts	—	(4.0)	—	(4.0)
Loan notes issued by variable interest entities, at fair value	—	—	(103.0)	(103.0)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(87.6)	(87.6)
Total	$2,548.0	$5,160.5	$(190.6)	$7,517.9
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2015. There were no assets or liabilities that were classified as Level 3 as at December 31, 2015, except for the loan notes issued by the VIEs.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2016 and 2015:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	($ in millions)
Balance at the beginning of the period (1)	$190.6	$138.6
Distributed to third party	(87.4)	(64.8)
Total change in fair value included in the statement of operations	4.4	2.9
Balance at the end of the period (1)	$107.6	$76.7
(1) The amount classified as other payables was $3.1 million and $87.6 million as at March 31, 2016 and December 31, 2015, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at March 31, 2016 and December 31, 2015, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at March 31, 2016, the Company obtained an average of 2.3 quotes per fixed income investment, consistent with 2.0 quotes as at December 31, 2015. Pricing sources used in pricing fixed income investments as at March 31, 2016 and December 31, 2015 were as follows:

	As at March 31, 2016	As at December 31, 2015
Index providers	84%	85%
Pricing services	11	10
Broker-dealers	5	5
Total	100%	100%
A summary of securities priced using pricing information from index providers as at March 31, 2016 and December 31, 2015 is provided below:

	As at March 31, 2016		As at December 31, 2015
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,092.9	95%	$1,095.4	95%
U.S. agency	132.9	89%	148.5	94%
Municipal	19.4	53%	10.5	39%
Corporate	3,141.1	95%	3,083.5	96%
Non-U.S. government-backed corporate	39.3	54%	41.7	51%
Foreign government	513.4	59%	517.6	63%
Asset-backed	50.9	53%	55.3	57%
Non-agency commercial mortgage-backed	18.9	84%	22.7	85%
Agency mortgage-backed	823.4	65%	742.9	64%
Total fixed income securities	$5,832.2	84%	$5,718.1	85%
Equities	757.8	99%	736.4	100%
Total fixed income securities and equity investments	$6,590.0	85%	$6,454.5	86%
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

Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at March 31, 2016, the Company obtained an average of 4.0 quotes per equity investment, compared to 4.0 quotes as at December 31, 2015. Pricing sources used in pricing equities as at March 31, 2016 and December 31, 2015 were all provided by index providers.
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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) loan notes with a maturity date of September 16, 2016. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) loan notes with a maturity date of September 18, 2017. During the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) loan notes with a maturity date of September 17, 2018. The Company has elected to account for the Silverton Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Silverton Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company’s fair value hierarchy. The Silverton Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Silverton Loan Notes, the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of availability of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Silverton Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Silverton Loan Notes. The observable and unobservable inputs used to determine the fair value of the 2016 Loan Notes, 2015 Loan Notes and 2014 Loan Notes as at March 31, 2016 and December 31, 2015 are presented in the table below:

At March 31, 2016	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan notes held by third parties	$107.6	(1)	Internal Valuation Model	Gross premiums written (O)	$35.0	$38.9
				Reserve for losses (U)	$0.6	$4.2
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0

At December 31, 2015	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan notes held by third parties	$190.6	(1)	Internal Valuation Model	Gross premiums written (O)	$—	$38.9
				Reserve for losses (U)	$—	$4.2
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0
(1) The amount classified as other payables was $3.1 million and $87.6 million as at March 31, 2016 and December 31, 2015, respectively.

The observable and unobservable inputs represent the potential variation around the inputs used in the valuation model. The contract period is defined in the Silverton loan agreements and the initial value represents the funds received from third parties.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at March 31, 2016 were 20.8% (December 31, 2015  — 20.4%) with Munich Re rated AA- by S&P, 18.9% (December 31, 2015 — 20.0%) with Lloyd’s syndicates rated A+ by S&P and 7.3% (December 31, 2015  — 9.2%) with Arch Re which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2016 and December 31, 2015:

		As at March 31, 2016			As at December 31, 2015
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$256.3	$(0.8)	(1)	$756.3	$0.4	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$262.4	$10.9		$217.7	$8.8
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$262.9	$(17.7)		$162.2	$(2.8)

(1)
Net of $5.7 million of cash collateral provided to the counterparty, Goldman Sachs International ($256.3 million notional) under an International Swap Dealers Association agreement, as security for the Company’s net liability position (December 31, 2015 — $10.1 million).

		As at March 31, 2016			As at December 31, 2015
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$85.5	$0.9	(1)	$113.6	$(1.2)	(1)

(1)	Net of $4.2 million cash collateral (December 31, 2015 — $Nil).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three months ended March 31, 2016 and 2015:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	March 31, 2016	March 31, 2015
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(4.4)	$(4.6)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(2.8)	$(3.2)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	March 31, 2016	March 31, 2015
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(1.1)	$(2.8)
Foreign Exchange Contracts	Net change from current period hedged transactions	$(2.1)	$(2.4)

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
As at March 31, 2016, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $525.3 million (December 31, 2015 — $379.9 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2016, the impact of foreign exchange contracts on net income was a loss of $4.4 million (March 31, 2015 — loss of $4.6 million).
As at March 31, 2016, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate notional value of $85.5 million (December 31, 2015 — $113.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the three months ended March 31, 2016, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $2.1 million (March 31, 2015 — loss of $2.4 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administrative and corporate expenses of the statement of operations and other comprehensive income. For the three months ended March 31, 2016, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized loss of $1.1 million (March 31, 2015 — loss of $2.8 million).
Interest Rate Swaps. As at March 31, 2016, the Company held fixed for floating interest rate swaps with a total notional amount of $256.3 million (December 31, 2015 — $756.3 million) that are due to mature between August 2, 2016 and November 9, 2020. The interest rate swaps are used in the ordinary course of the Company’s investment activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three months ended March 31, 2016, there was a charge in respect of the interest rate swaps of $2.8 million (March 31, 2015 — loss of $3.2 million).
As at March 31, 2016, cash collateral with a fair value of $5.7 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2015 — $10.1 million). As at March 31, 2016, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2015 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at March 31, 2016, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	($ in millions)
Balance at the beginning of the period	$361.1	$299.0
Acquisition costs deferred	176.8	154.1
Amortization of deferred policy acquisition costs	(130.2)	(119.3)
Balance at the end of the period	$407.7	$333.8

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2016 and twelve months ended December 31, 2015:

	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2015
	($ in millions)
Provision for losses and LAE at the start of the year	$4,938.2	$4,750.8
Less reinsurance recoverable	(354.8)	(350.0)
Net loss and LAE at the start of the year	4,583.4	4,400.8
Net loss and LAE expenses assumed	5.7	—

Provision for losses and LAE for claims incurred:
Current year	379.0	1,522.7
Prior years	(21.6)	(156.5)
Total incurred	357.4	1,366.2
Losses and LAE payments for claims incurred:
Current year	(8.5)	(141.9)
Prior years	(286.1)	(966.6)
Total paid	(294.6)	(1,108.5)

Foreign exchange (gains)	(6.4)	(75.1)

Net losses and LAE reserves at period end	4,645.5	4,583.4
Plus reinsurance recoverable on unpaid losses at period end	366.0	354.8
Provision for losses and LAE at the end of the relevant period	$5,011.5	$4,938.2
For the three months ended March 31, 2016, there was a reduction of $21.6 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $27.5 million for the three months ended March 31, 2015. The Company assumed $5.7 million of additional loss reserves as part of the acquisition of AgriLogic. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at March 31, 2016 and December 31, 2015:

	As at March 31, 2016		As at December 31, 2015
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	60,675,142	92	60,918,373	92
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		127		127
Additional paid-in capital as at March 31, 2016 was $1,055.9 million (December 31, 2015 — $1,075.3 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2015 — $568.2 million) less issue costs of $12.4 million (December 31, 2015 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the three months ended March 31, 2016:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2015	60,918,373
Ordinary share transactions in the three months ended March 31, 2016
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	315,937
Ordinary shares issued to non-employee directors	9,071
Ordinary shares repurchased	(568,239)
Ordinary shares in issue as at March 31, 2016	60,675,142
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
Under open market repurchases, the Company acquired and cancelled 568,239 ordinary shares during the three months ended March 31, 2016. The total consideration paid for the three months ended March 31, 2016 was $25.0 million with an average price of $44.00 per ordinary share for the three months ended March 31, 2016. Under open market repurchases, the Company acquired and cancelled 787,138 ordinary shares for the three months ended March 31, 2015. The total consideration paid for the three months ended March 31, 2015 was $36.5 million and the average price per ordinary share was $46.32.
Rights Agreement. On April 17, 2014, the Board of Directors resolved to issue one preferred share purchase right (a “Right”) for each outstanding ordinary share, and adopted a shareholder rights plan, as set forth in the Rights Agreement dated as of April 17, 2014. Each Right would have allowed its holder to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preference Shares for $160, once the Rights became exercisable. The Rights could not be exercisable until 10 business days after the public announcement that a person or group acquired the beneficial ownership of 10% or more of the outstanding ordinary shares of the Company (or 15% in the case of passive institutional investors). The

Rights could have been redeemed at any time at the discretion of the Board of Directors. As of March 31, 2016, no Rights were exercisable or exercised. The Rights Agreement expired on its own terms on April 16, 2015.

14.	Share-Based Payments
The Company has issued options and other equity incentives under three arrangements: the employee incentive plans, the non-employee director plan and the employee share purchase plans. When options are exercised or other equity awards have vested, new ordinary shares are issued as the Company does not currently hold treasury shares.
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
Stock options were granted with an exercise price equivalent to the fair value of the ordinary share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period (except for options granted in 2007 which had a seven-year exercise period) with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three months ended March 31, 2016 (2015 — Nil) and 27,210 options were exercised and ordinary shares issued in the three months ended March 31, 2016 (2015 — 83,938 options). No charges against income were made in respect of employee options for the three months ended March 31, 2016 (2015 — $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a three-year period based on continued service. Some of the RSU grants vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant adjusted for illiquidity and is expensed through the income statement evenly over the vesting period. In the three months ended March 31, 2016, the Company granted to its employees 275,719 RSUs (2015 — 238,315). Compensation costs charged against income in respect of RSUs for the three months ended March 31, 2016 were $2.1 million (2015 — $2.5 million.
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant. On January 27, 2016 (with a grant date of February 8, 2016), the Board of Directors approved a total of 24,456 RSUs for the non-employee directors (February 9, 2015 — 27,620 RSUs) and 10,952 RSUs to the Chairman (February 9, 2015 — 12,154 RSUs). Compensation costs charged against income in respect of non-employee director RSUs for the three months ended March 31, 2016 were $0.4 million (2015 — $0.3 million).
The total fair value adjustment for all RSUs for the three months ended March 31, 2016 was $0.4 million (2015 — $0.3 million). The total tax credit recognized by the Company in relation to RSUs in the three months ended March 31, 2016 was $0.5 million (2015 — $1.1 million).
Performance Shares. During the three months ended March 31, 2016, the Company granted 278,477 performance shares to employees (2015 — 277,585). The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant are eligible for vesting each year based on a formula, and are only issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2016 is:

•	less than 4.65%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., one-third of the initial grant);

•	between 4.65% and 9.3%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or

•	between 9.3% and 18.6%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

In calculating BVPS for 2016, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and impact growth in BVPS which management does not have any control over. The Compensation Committee will review the impact of any capital management actions undertaken during 2016, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be made in the context of such actions. The calculation of BVPS for 2016 will exclude all transactional expenses incurred in connection with any transaction which, if consummated, would result in a change in control, including without limitation the cost of defending against any such transaction and any third-party legal and advisory costs. The Compensation Committee believes that it would not be appropriate for employees’ performance-related compensation to be impacted by these costs.
The Compensation Committee will determine the vesting conditions for the 2017 and 2018 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if the shares eligible for vesting in 2017 and 2018 are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the ordinary shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.
The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant adjusted for illiquidity less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three months ended March 31, 2016 in respect of performance shares were $1.6 million (2015 — $0.2 million). The total tax recognized by the Company in relation to performance shares in the three months ended March 31, 2016 was a tax credit of $0.4 million (2015 — $0.1 million).
Phantom Shares. During the three months ended March 31, 2016, the Compensation Committee approved the grant of 146,357 phantom shares to its employees (2015 — 135,651). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2016 performance shares, with the difference being that any vested amount would be paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing ordinary share price on the date of the grant adjusted for illiquidity, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three months ended March 31, 2016 in respect of phantom shares were $0.4 million (2015 — $0.9 million) with a fair value adjustment for the three months ended March 31, 2016 of $1.0 million (2015 — $1.1 million). The total tax credit recognized by the Company in relation to phantom shares in the three months ended March 31, 2016 was $0.2 million (2015 — $0.4 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of an ordinary share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 525 ordinary shares were exercised and issued during the three months ended March 31, 2016 (2015 — 52,452 shares). Compensation costs charged against income in the three months ended March 31, 2016 in respect of the ESPP were $0.3 million (2015 — $0.3 million).

15.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016				Three Months Ended March 31, 2015
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$1.6	4.0	$(0.1)	$5.5	$1.6	$—	$1.6
Insurance Licenses	16.6	—	—	16.6	16.6	—	16.6
Agency Relationships	—	25.0	(0.4)	24.6	—	—	—
Non-compete Agreements	—	2.9	(0.1)	2.8	—	—	—
Value of Business Acquired	—	1.8	—	1.8	—	—	—
Consulting Relationships	—	1.0	(0.1)	0.9	—	—	—
Goodwill	—	22.1	—	22.1	—	—	—
Total	$18.2	$56.8	$(0.7)	$74.3	$18.2	$—	$18.2
On January 19, 2016, Aspen U.S. Holdings acquired 100% of the equity voting interest of AG Logic Holdings, LLC (“AgriLogic”), a specialist U.S. crop managing general agency business with an integrated agricultural consultancy, for an initial purchase price of $53.0 million. In addition, the Company recognized $14.1 million of contingent consideration, with a total maximum payable of $22.8 million, subject to the future performance of the business and $2.0 million of ceding commission. The total consideration for the acquisition was $69.1 million.
A significant proportion of the acquired business was represented by intangible assets, specifically $25.0 million for agency relationships, $4.0 million for the right to use the AgriLogic trademark, $2.9 million for non-compete agreements, $1.8 million for the value of business acquired and $1.0 million for consultancy relationships. In addition, $12.0 million of software was acquired and is recognized in the balance sheet under office properties and equipment along with $0.3 million of residual net assets. The total net assets acquired of $47.0 million resulted in the Company recognizing a total of $22.1 million in goodwill for the acquisition of AgriLogic.
License to use the “AgriLogic” Trademark. As part of the acquisition of AgriLogic, the Company acquired the right to use the AgriLogic trademark in the United States. The Company valued the trademark at $4.0 million with an estimated economic useful life of 10 years. The Company will amortize the estimated value of the trademark over its estimated useful life.
Agency Relationships. As part of the acquisition of AgriLogic, the Company valued the agency relationships at $25.0 million with an estimated economic useful life of 15 years. The Company will amortize the estimated value of the agency relationships over their estimated useful life.
Non-compete Agreements. As part of the acquisition of AgriLogic, the Company valued the non-compete agreements at $2.9 million with an estimated economic useful life of 5 years. The Company will amortize the estimated value of the non-compete agreements over their estimated useful life.
Value of Business Acquired. As part of the acquisition of AgriLogic, the Company recognized a $1.8 million asset for value of business acquired (“VOBA”) consisting of the inforce unearned premium reserve and claims reserves at fair value.  The Company will amortize the VOBA in line with the unwinding of the acquired unearned premium balances and loss reserves.  Given the short tail nature of the book, the Company anticipates that the VOBA will be fully amortized by the end of 2016.
Consulting Relationships. As part of the acquisition of AgriLogic, the Company valued the consulting relationships at $1.0 million with an estimated economic useful life of 10 years. The Company will amortize the estimated value of the consulting relationships over their estimated useful life.
Goodwill. As part of the acquisition of AgriLogic, the Company valued the goodwill at $22.1 million. The goodwill is deemed to have an indefinite useful life and will be assessed for impairment annually.
In addition to the intangible assets and goodwill associated with the AgriLogic acquisition, the Company has the following intangible assets from prior transactions.
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2016, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2015 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the licenses as at March 31, 2016 was $16.6 million (December 31, 2015 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders.
The following table details the forms and value of the Company’s restricted assets as at March 31, 2016 and December 31, 2015:

	As at March 31, 2016	As at December 31, 2015
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,316.2	$1,421.0
Third party	2,370.1	2,265.6
Letters of credit / guarantees(1)	697.8	708.5
Total restricted assets	$4,384.1	$4,395.1
Total as percent of investable assets(2)	49.5%	49.6%

(1)	As at March 31, 2016, the Company pledged funds of $687.5 million and £7.2 million (December 31, 2015 — $697.6 million and £7.1 million) as collateral for the secured letters of credit.

(2)
The comparative balance has been re-presented to reflect total restricted investable assets as a percent of investable assets. Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash and investments as at March 31, 2016 in the amount of $447.2 million (December 31, 2015 — $436.8 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2016 was £0.4 million (December 31, 2015 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
Credit Facility. On June 12, 2013, Aspen Holdings and certain of its direct and indirect subsidiaries (collectively, the “Borrowers”) entered into an amended and restated credit agreement (the “Credit Agreement”) with various lenders and Barclays Bank PLC, as administrative agent (“Barclays”), which amends and restates the credit agreement dated as of July 30, 2010 among Aspen Holdings, the Borrowers, various lenders and Barclays. The credit facility may be used primarily for letters of credit in connection with the Company’s insurance and reinsurance businesses to finance its working capital needs and those of our subsidiaries and for other general corporate purposes. Initial availability under the credit facility is $200.0 million and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the facility by up to $100.0 million. The facility will expire on June 12, 2017.
As of March 31, 2016, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.

Under the credit facility, the Company must not permit (a) consolidated tangible net worth to be less than approximately $2,428.6 million plus 50% of consolidated net income and 50% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2013, (b) the ratio of our total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than B++ from A.M. Best. In addition, the credit facility contains other customary affirmative and negative covenants as well as certain customary events of default, including with respect to a change in control. The various affirmative and negative covenants include, among others, covenants that, subject to various exceptions, restrict the ability of the Company and its subsidiaries to: incur indebtedness; create or permit liens on assets; engage in mergers or consolidations; dispose of assets; pay dividends or other distributions; purchase or redeem the Company’s equity securities or those of its subsidiaries and make other restricted payments; make certain investments; agree with others to limit the ability of the Company’s subsidiaries to pay dividends or other restricted payments or to make loans or transfer assets to the Company or another of its subsidiaries. In addition, the credit facility has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements. The credit facility also contains customary provisions in respect of successor companies resulting from mergers and acquisitions assuming obligations thereunder.
On December 12, 2014, Aspen Holdings and the Borrowers entered into a first amendment to an amended and restated credit agreement, dated June 12, 2013, with various lenders and Barclays. Aspen Holdings has established, and may establish additional, special purpose entities that have issued or will issue insurance-linked securities to third-party investors (each, an “ILS Entity” and collectively, the “ILS Entities”). Accordingly, the amended and restated credit agreement was amended, among other things, to (i) exclude ILS Entities from the definition of “Subsidiary”, (ii) permit the Borrowers to invest in ILS Entities and (iii) permit the Borrowers to engage in transactions with an ILS Entity.
Other Credit Facilities. On June 30, 2014, Aspen Bermuda and Citibank Europe plc (“Citi Europe”) replaced an existing letter of credit facility with a new letter of credit facility in a maximum aggregate amount of up to $575.0 million (the “LOC Facility”). Under the LOC Facility, which will expire on June 30, 2016, Aspen Bermuda will pay to Citi Europe (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under a credit provided under the LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. The LOC Facility is used to secure obligations of Aspen Bermuda to its policyholders. In addition to the LOC Facility, we also use regulatory trusts to secure our obligations to policyholders.
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
Aspen U.K. and Aspen Bermuda had a $100.0 million secured letter of credit facility agreement with Barclays. All letters of credit issued under the facility were used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company did not extend the maturity date of the Barclays secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility. As at March 31, 2016 and December 31, 2015, the Company had no outstanding collateralized letters of credit under this facility.
For further information relating to the Company’s credit facilities, refer to Note 23 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Interest Rate Swaps. As at March 31, 2016, cash collateral with a fair value of $5.7 million was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2015 — $10.1 million). For more information, refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at March 31, 2016 were:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations	$8.5	$16.4	$15.7	$13.9	$10.0	$89.3	$153.8

(c)	Contingent liabilities
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
As of March 31, 2016, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2016 and 2015. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2015 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our subsidiaries principally in Bermuda, the U.K. and the U.S.
Key results for the three months ended March 31, 2016 include:

•
Gross written premiums of $975.7 million for the first quarter of 2016, an increase of 6.1% from the first quarter of 2015. Gross written premiums in reinsurance increased by 6.8% mainly due to new business opportunities in specialty lines, primarily from $45.2 million of agriculture business, offset by reductions in our property catastrophe lines. Gross written premiums in insurance increased by 5.5% mainly due to growth from our financial and professional lines and property and casualty lines, offset by reductions in marine, aviation and energy insurance;

•
There were $18.7 million, or 2.8 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2016 compared with $13.5 million, or 2.3 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2015;

•
Net favorable development on prior year loss reserves of $21.6 million for the first quarter of 2016 had a 3.3 percentage point favorable impact on the combined ratio, compared with a reserve release of $27.5 million in the first quarter of 2015, which had a 4.6 percentage point favorable impact on the combined ratio;

•
Combined ratio of 91.6% for the first quarter of 2016 compared with a combined ratio of 88.9% for the first quarter of 2015. The increase in combined ratio is due to a reduction in net favorable development on prior year loss reserves, an increase in catastrophe losses and a 0.9 percentage point increase in the operating expense ratio due to costs associated with our growth in the business;

•
Realized and unrealized foreign exchange losses of $15.7 million for the first quarter of 2016 compared with losses of $6.4 million in the first quarter of 2015 predominantly due to the continued strengthening of the U.S. Dollar during 2016;

•
Realized and unrealized investment gains of $45.0 million for the first quarter of 2016 compared with gains of $42.9 million in the first quarter of 2015. The gains in the quarter were due to mark to market changes in the valuation of our equity and fixed income trading portfolios;

•	Diluted net income per share of $1.68 for the quarter ended March 31, 2016 compared with diluted net income per share of $1.87 in the first quarter last year;

•	Annualized net income return on average equity of 14.4% for the first quarter of 2016 compared with 16.4% for the first quarter of 2015; and

•
Diluted book value per ordinary share(1) of $48.22 as at March 31, 2016, up 4.8% from December 31, 2015, which included net unrealized losses on foreign currency translation, net of taxes, and net unrealized gains on investments, net of taxes, recognised through other comprehensive income of $11.0 million and $76.9 million respectively.

(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity increased by $137.2 million to $3,557.1 million during the three months ended March 31, 2016. The most significant movements were:

•	a $92.3 million increase in retained earnings for the period;

•
a $64.5 million increase in total other comprehensive income mainly due to a $76.9 million net unrealized gain in the available for sale investment portfolio, a net unrealized loss in foreign currency translation of $11.0 million and a $1.4 million net loss on foreign exchange contracts; and

•	the repurchase of 568,239 ordinary shares for $25.0 million through open market repurchases.
Ordinary shareholders’ equity as at March 31, 2016 and December 31, 2015 was:

	As at March 31, 2016	As at December 31, 2015
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,557.1	$3,419.9
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	(1.1)	(1.3)
Net assets attributable to ordinary shareholders	$3,000.2	$2,862.8
Issued ordinary shares	60,675,142	60,918,373
Issued and potentially dilutive ordinary shares	62,213,041	62,240,466
Outlook and Trends
Overall, the rate environment continues to pose challenges in both our reinsurance and insurance segments, although the rate impact varies by line and geography.
In reinsurance, rates decreased overall by approximately 4%. Rates in casualty reinsurance remained relatively flat whereas rates in specialty reinsurance and property catastrophe reinsurance decreased by approximately 4% and 6%, respectively. We continued a managed reduction of our property catastrophe exposure by leveraging third-party capital through Aspen Capital Markets. Growth in Aspen Re during the first quarter was primarily from specialty reinsurance which included AgriLogic, our new crop insurance business, for the first time.
In insurance, rates decreased overall by approximately 1%. Our international insurance lines, and more specifically those in the Lloyd’s markets, experienced more variation in pricing. Rates in our professional liability and management liability classes of business increased by approximately 3% while rates in most other international insurance lines decreased slightly. Our crisis management and energy physical damage classes of business were among the worst affected with rate decreases of approximately 14% and 13%, respectively. By contrast, the majority of our lines of business in the U.S. markets experienced steady rates or small rate increases. However, particular areas in the U.S. continued to face tough market conditions, such as property where rates decreased by approximately 7%. Growth in insurance during the first quarter was spread across the majority of classes of business with the exception of marine and energy liability and offshore energy physical damage where there were limited opportunities. We remain selective and focus on areas that we believe are the strongest and offer the opportunity for the most consistent returns.
See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. There have been no changes to significant accounting policies from those disclosed in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and the notes to the consolidated condensed unaudited financial statements contained in this report.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015
The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2016 and 2015, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $56.5 million, or 6.1%, in the first quarter of 2016 compared to the first quarter of 2015. Our reinsurance segment’s premiums increased by 6.8% mainly due to new agriculture business opportunities in our specialty reinsurance business line offset by reductions in our property catastrophe lines as a result of challenging market conditions.
Our insurance segment’s premiums increased by $23.7 million, or 5.5%, in the first quarter of 2016 mainly due to growth in our financial and professional lines and our property and casualty lines offset by reductions in marine, aviation and energy insurance largely due to challenging market conditions in our marine and energy liability and offshore energy business lines.
The table below shows our gross written premiums for each business segment for the three months ended March 31, 2016 and 2015, and the percentage change in gross written premiums for each business segment:

Business Segment	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% increase
	($ in millions)	($ in millions)
Reinsurance	$517.6	$484.8	6.8%
Insurance	458.1	434.4	5.5%
Total	$975.7	$919.2	6.1%
Ceded reinsurance. Total reinsurance ceded for the quarter of $176.0 million increased by $20.0 million from the first quarter of 2015 due to increased ceded reinsurance for our property catastrophe business line and additional ceded reinsurance for our new agriculture business reported in our specialty reinsurance business line. Our retention ratio, defined as net written premium as a percentage of gross written premium, reduced by 1.0% to 82.0% in the first quarter of 2016 compared to 83.0% in the first quarter of 2015.
Net premiums earned. Net premiums earned in the first quarter of 2016 increased by 11.7% from the first quarter of 2015. Net premiums earned increased by 12.4% and 11.2% in reinsurance and insurance respectively.
Losses and loss adjustment expenses. The loss ratio for the quarter of 53.9% increased by 2.3 percentage points compared to the first quarter of 2015 due to an increase in the loss ratio in our reinsurance segment while the loss ratio in our insurance segment remained consistent with the prior year. There were $18.7 million, or 2.8 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2016 compared with $13.5 million, or 2.3 percentage points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2015. There were no significant non-catastrophe large losses in the first quarter of 2016. The comparative quarter incurred a $6.8 million loss associated with an airline crash and a $7.5 million loss in connection with a floating gas production and storage facility.
In the reinsurance segment, the loss ratio for the three months ended March 31, 2016 was 48.0% compared to 42.3% in the equivalent period in 2015. The increase in the loss ratio in the quarter is attributable to a $3.0 million increase in catastrophe losses, changes in business mix towards lines which have higher non catastrophe loss ratios and the impact of continued strengthening of the U.S. Dollar on our non-U.S Dollar denominated business, offset by a $5.0 million increase in prior year reserve releases. In the first quarter of 2016, we experienced $10.7 million of natural catastrophe losses from weather-related events in the U.S. and an earthquake in Taiwan. The comparable quarter of 2015 experienced $7.7 million of catastrophe losses associated with European, U.S. and Australian storms.
In the insurance segment, the loss ratio of 58.2% in the first quarter of 2016 decreased slightly from 58.3% in the first quarter of 2015 due to a reduction in large losses offset by a $10.9 million decrease in reserve releases and a $2.2 million increase in catastrophe losses compared to the prior period. There were no significant non-catastrophe large losses in the first quarter of 2016. In the comparative period we experienced a $5.8 million loss following an airliner crash and a $7.5 million loss in connection with a floating gas production and storage facility. Prior year reserve releases decreased from $14.3 million in the first quarter of 2015 to $3.4 million in the current period. There were $8.0 million of catastrophe losses in the current quarter associated with weather-related events in the U.S. while in the comparative period we experienced $5.8 million of catastrophe losses also associated with U.S. weather-related events.

We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2016 and 2015 were as follows:

Business Segment	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Reinsurance	48.0%	42.3%
Insurance	58.2%	58.3%
Total Loss Ratio	53.9%	51.6%
The tables below show our loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined first quarter 2016 catastrophe losses as losses associated with weather-related events in the U.S. and the Taiwan earthquake. We have defined catastrophe losses in the first quarter of 2015 as losses associated with storms in Europe, Australia and North America.
The underlying changes in loss ratios by business segment are shown in the tables below for the three months ended March 31, 2016 and 2015. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended March 31, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	48.0%	(3.8)%	44.2%
Insurance	58.2%	(2.1)%	56.1%
Total	53.9%	(2.8)%	51.1%

For the Three Months Ended March 31, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	42.3%	(3.1)%	39.2%
Insurance	58.3%	(1.7)%	56.6%
Total	51.6%	(2.3)%	49.3%
Reserve releases in our reinsurance segment increased from $13.2 million in the first quarter of 2015 to $18.2 million in the current period. Reserve releases for the current quarter were mainly as a result of favorable development in our other property, casualty and specialty reinsurance business lines. The comparative period benefited from favorable reserve development across all reinsurance lines with the most significant release in specialty, particularly aviation and marine lines.
Reserve releases for the insurance segment reduced from $14.3 million in the first quarter of 2015 to $3.4 million in the current period. The reserve releases in the current quarter were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines. The reserve releases in the comparative quarter were principally from our property and casualty lines.
Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	19.4%	15.9%	17.3%	20.1%	15.9%	17.5%
General and administrative expense ratio(1)	14.4	13.2	15.9	12.2	13.3	15.0
Gross expense ratio	33.8	29.1	33.2	32.3	29.2	32.5
Effect of reinsurance	3.1	4.7	4.5	2.1	6.0	4.8
Total net expense ratio	36.9%	33.8%	37.7%	34.4%	35.2%	37.3%

(1)	The total group general and administrative expense ratio includes corporate expenses.

Policy acquisition expense ratio reduced in the first quarter of 2016 compared to the first quarter of 2015 as the comparative quarter was impacted by a number of commutation adjustments which reduced earned premiums without any equivalent reduction in commissions payable, and a $1.7 million profit commission adjustment.
General, administrative and corporate expenses increased by $17.6 million to $119.8 million in the first quarter of 2016 from $102.2 million in the first quarter of 2015 largely driven by our expansion in our reinsurance segment. The general, administrative and corporate expense ratio, before the effect of reinsurance, increased by 0.9 percentage points compared to the prior period in 2015 due to an increase in costs in our reinsurance segment as a result of our acquisition of AgriLogic, a specialist U.S. crop managing general agency business with an integrated agricultural consultancy, and increased corporate costs associated with the growth in our business.
Net investment income. Net investment income for the quarter of $49.5 million increased by 4.4% compared to $47.4 million in the first quarter of 2015 due to increased dividend income from our equity securities.
Change in fair value of derivatives. In the three months ended March 31, 2016, we recorded a loss of $2.8 million (2015 — loss of $3.2 million) in respect of interest rate swaps, a loss of $4.4 million (2015 — loss of $4.6 million) in respect of foreign exchange contracts not designated as hedging instruments and a loss of $1.1 million (2015 — loss of $2.8 million) in respect of foreign exchange contracts designated as hedging instruments.
Income before tax. In the first quarter of 2016, income before tax was $116.9 million (2015 — $133.1 million) comprised of the amounts set out in the table below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	($ in millions)
Underwriting income	$72.8	$80.5
Corporate expenses	(17.1)	(14.5)
Other (expense)/income	1.4	1.3
Net investment income	49.5	47.4
Change in fair value of derivatives	(7.2)	(7.8)
Change in fair value of loan notes issued by variable interest entities	(4.4)	(2.9)
Realized and unrealized investment gains	65.6	57.4
Realized and unrealized investment losses	(20.6)	(14.5)
Net realized and unrealized foreign exchange losses	(15.7)	(6.4)
Interest expense	(7.4)	(7.4)
Income before tax	$116.9	$133.1
Taxes. Income tax expense for the three months ended March 31, 2016 was $2.5 million (2015 — $5.1 million) equating to an estimated effective tax rate of 2.1% (2015 — 3.8%). The reduction in the effective tax rate is primarily due to the agreement of the deductions available for certain interest payments in prior periods. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate remains at 20%, with a further reduction to 19% from April 1, 2017) and the U.S. (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the three months ended March 31, 2016 was $114.4 million, equivalent to basic earnings per ordinary share of $1.73 adjusted for the $9.5 million preference share dividends and $0.2 million non-controlling interest. Fully diluted earnings per ordinary share were $1.68 for the three months ended March 31, 2016. Net income after tax for the three months ended March 31, 2015 was $128.0 million, equivalent to basic earnings per ordinary share of $1.91 after deducting $9.5 million in preference share dividends and non-controlling interest. Fully diluted earnings per ordinary share were $1.87 for the three months ended March 31, 2015.

Realized and unrealized investment gains. Total realized and unrealized investment gains for the three months ended March 31, 2016 were $45.0 million (2015 — gains of $42.9 million) comprising the amounts set out in the table below:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$7.1	$6.2
Fixed income securities — gross realized (losses)	(2.4)	(0.5)
Equity securities — gross realized gains	—	31.9
Equity securities — gross realized (losses)	—	(3.0)
Cash and cash equivalents — gross realized (losses)	(0.7)	—
Trading:
Fixed income securities — gross realized gains	1.2	2.0
Fixed income securities — gross realized (losses)	(5.8)	(2.2)
Equity securities — gross realized gains	5.9	16.5
Equity securities — gross realized (losses)	(11.5)	(8.8)
Catastrophe bonds	(0.2)	—
Net change in gross unrealized gains	51.4	0.8
Total realized and unrealized investment gains	$45.0	$42.9

Other comprehensive income. An increase in our total other comprehensive income for the three months ended March 31, 2016 was $64.5 million (2015 — reduction of $31.3 million), net of taxes. The increase was mainly due to a $80.6 million gain in the net unrealized available for sale investment portfolio (2015 — $29.1 million net unrealized gain), an $11.0 million net unrealized loss in foreign currency translation (2015 — $26.1 million net unrealized loss), a $1.4 million net change from hedged foreign exchange contracts (2015 — $2.4 million) and a $3.7 million reclassification of net realized gains to net income (2015 — $31.9 million reclassified net realized gains as a result of the sale of the available for sale equity portfolio).
Non-controlling interest. In the three months ended March 31, 2016, we recorded a decrease of $0.2 million (2015 — $Nil) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary shares and preference shares in the three months ended March 31, 2016 were $22.3 million (2015 — $21.9 million). The dividend on our ordinary shares increased from $0.21 per ordinary share to $0.22 per ordinary share on April 21, 2016.
Underwriting Results by Business Segments — First Quarter
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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2016 and 2015. The contributions of each business segment to gross written premiums in the three months ended March 31, 2016 and 2015 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$517.6	53.0%	$484.8	52.7%
Insurance	458.1	47.0	434.4	47.3
Total	$975.7	100.0%	$919.2	100.0%
Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture insurance and reinsurance, marine, aviation, terrorism, engineering and other specialty lines). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our reinsurance segment increased by 6.8% compared to the three months ended March 31, 2015. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$127.6	$153.8	(17.0)%
Other property reinsurance	103.0	109.9	(6.3)%
Casualty reinsurance	127.1	114.7	10.8%
Specialty reinsurance	159.9	106.4	50.3%
Total	$517.6	$484.8	6.8%
The reduction in property catastrophe premiums in the first quarter of 2016 is mainly due to continued challenging market conditions. The decrease in other property reinsurance is due to a reduction in prior year premium estimates on proportional contracts. The increase in casualty reinsurance lines of business is due to growth in our U.S. casualty business lines while the growth in our specialty reinsurance business is primarily from $45.2 million of agriculture business sourced following the acquisition of AgriLogic.
Losses and loss adjustment expenses. The loss ratio for the three months ended March 31, 2016 was 48.0% compared to 42.3% in the equivalent period in 2015. The increase in the loss ratio in the quarter is attributable to a $3.0 million increase in catastrophe losses, changes in business mix towards lines which have higher non catastrophe loss ratios and the impact of the continued strengthening of the U.S. Dollar on our non-U.S. Dollar denominated business, offset by a $5.0 million increase in prior year reserve releases. In the first quarter of 2016, we experienced $10.7 million of natural catastrophe losses from weather-related events in the U.S. and the Taiwan earthquake. The comparable quarter of 2015 experienced $7.7 million of catastrophe losses associated with European, U.S. and Australian storms.
Reserve releases for the current quarter were mainly as a result of favorable development in our other property, casualty and specialty reinsurance lines. The comparative period benefited from favorable reserve development across all reinsurance lines with the most significant release in specialty, particularly in our aviation and marine lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $59.4 million for the three months ended March 31, 2016 equivalent to 21.2% of net premiums earned compared to $53.4 million or 21.4% of net premiums earned in the equivalent period in 2015. The general and administrative expenses of $44.1 million increased compared to $32.4 million in the equivalent period in 2015 due to $7.0 million of costs associated with the acquisition of AgriLogic in addition to other planned expenses to support business growth. The general and administrative expense ratio increased to 15.7% from 13.0% in the same period in 2015 due to the increase in expenses and a growth in net premiums earned being less significant than expenses caused by ceding a greater proportion of premiums written to third parties.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Gross written premiums. Gross written premiums in our insurance segment increased by 5.5% compared to the three months ended March 31, 2015. The table below shows our gross written premiums for each line of business for the three months ended March 31, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$226.3	$213.4	6.0%
Marine, aviation and energy insurance	117.7	131.7	(10.6)%
Financial and professional lines insurance	114.1	89.3	27.8%
Total	$458.1	$434.4	5.5%

The increase in gross written premiums in property and casualty insurance is largely attributable to growth in our global accident and health and global corporate property business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to challenging market conditions in our marine and energy liability and offshore energy business lines. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our accident and health, management liability and professional liability lines.
Losses and loss adjustment expenses. The loss ratio of 58.2% in the first quarter of 2016 decreased slightly from 58.3% in the first quarter of 2015 due to a reduction in large losses offset by a $10.9 million decrease in reserve releases and a $2.2 million increase in catastrophe losses compared to the prior period. There were no significant non-catastrophe large losses in the first quarter of 2016. In the comparative period we experienced a $5.8 million loss following an airliner crash and a $7.5 million loss in connection with a floating gas production and storage facility. Prior year reserve releases decreased from $14.3 million in the first quarter of 2015 to $3.4 million in the current period. There were $8.0 million of catastrophe losses in the current quarter associated with U.S. weather-related events while in the comparative period we experienced $5.8 million of catastrophe losses also associated with U.S. weather-related events.
Reserve releases in the current quarter were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines. Reserve releases in the comparative quarter were principally from our property and casualty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended March 31, 2016 decreased to 18.5% of net premiums earned compared to 19.1% in the first quarter of 2015 due to increased net earned premiums as a result of a reduction in ceded reinsurance costs. Our general and administrative expenses increased by $3.3 million from $55.3 million in the first quarter of 2015 to $58.6 million in the current quarter due to growth and reorganization costs within our insurance business.

Cash and investments
As at March 31, 2016 and December 31, 2015, total cash and investments were $8.8 billion and $8.8 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2016		As at December 31, 2015
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,111.7	12.6%	$1,123.1	12.7%
U.S. agency	149.9	1.7	158.7	1.8
Municipal	32.9	0.4	26.6	0.3
Corporate	2,680.9	30.4	2,660.6	30.4
Non-U.S. government-backed corporate	72.5	0.8	82.1	0.9
Foreign government	674.5	7.6	644.2	7.3
Asset-backed	76.3	0.9	76.0	0.9
Non-agency commercial mortgage-backed	22.6	0.3	26.7	0.3
Agency mortgage-backed	1,242.4	14.1	1,153.1	13.1
Total fixed income securities — available for sale	$6,063.7	68.8%	$5,951.1	67.7%
Fixed income securities — trading
U.S. government	42.1	0.5	27.3	0.3
Municipal	4.0	—	0.5	—
Corporate	615.2	7.0	558.2	6.3
Foreign government	198.5	2.3	179.5	2.0
Asset-backed	19.6	0.2	20.5	0.2
Bank loans	17.4	0.2	2.0	—
Total fixed income securities — trading	$896.8	10.2%	$788.0	8.8%
Total other investments	8.9	0.1	8.9	0.1
Total catastrophe bonds — trading	46.1	0.5	55.4	0.6
Total equity securities — trading	757.8	8.6	736.4	8.4
Total short-term investments — available for sale	135.3	1.5	162.9	1.8
Total short-term investments — trading	7.7	0.1	9.5	0.1
Total cash and cash equivalents	903.1	10.2	1,099.5	12.5
Total cash and investments	$8,819.4	100.0%	$8,811.7	100.0%
Fixed Income Securities. As at March 31, 2016, the average credit quality of our fixed income portfolio was “AA-,” with 89.3% of the portfolio rated “A” or higher. As at December 31, 2015, the average credit quality of our fixed income portfolio was “AA-,” with 88.8% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at March 31, 2016 was 3.63 years compared to 3.65 years as at December 31, 2015 excluding the impact of the interest rate swaps, and 3.56 years including the impact of interest rate swaps (December 31, 2015 — 3.57 years).
Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at March 31, 2016:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,259.8	$1,259.8
Non-agency commercial	4.8	17.8	22.6
Total mortgage-backed securities	$4.8	$1,277.6	$1,282.4
Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

Equity Securities. Equity securities are comprised of U.S. and foreign equity securities and in prior periods were classified as available for sale or trading. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result, there was a realized investment gain of $28.9 million on this sale in 2015. The total investment return from the available for sale and trading equity portfolios for the three months ended March 31, 2016 and 2015 was as follows:

	For the Three Months Ended
Available for Sale Equity Portfolio	March 31, 2016	March 31, 2015
	($ in millions)
Net realized investment gains	$—	$31.5
Net unrealized (losses), gross of tax	—	(31.5)
Net realized foreign exchange (losses)	—	(5.5)
Net unrealized foreign exchange gains	—	4.2
Total investment (loss)/return from the available for sale equity portfolio	$—	$(1.3)

	For the Three Months Ended
Trading Equity Portfolio	March 31, 2016	March 31, 2015
	($ in millions)
Dividend income	$6.9	$6.2
Net realized investment gains	(1.4)	13.5
Net unrealized gains, gross of tax	12.8	3.4
Net realized foreign exchange (losses)	(4.0)	(5.1)
Net unrealized foreign exchange gains/(losses)	13.0	(11.9)
Total investment (loss)/return from the trading equity portfolio	$27.3	$6.1
Interest rate swaps. In 2014, we decided to let our interest rate swap program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. As at March 31, 2016, our interest rate swaps program had a notional value of $256.3 million compared with $756.3 million at December 31, 2015, as $500.0 million of swaps rolled off the program. Our interest rate swaps program continues to partially mitigate the impact from changes in interest rates on the market value of our fixed income portfolio. For the three months ended March 31, 2016, there was a charge in respect of the interest rate swaps of $2.8 million which consisted of a $3.1 million mark to market gain less $5.9 million of net interest payments. As at March 31, 2016, our interest rate swap position reduced the duration of the fixed-income portfolio from 3.63 years to 3.56 years and the duration of the aggregate portfolio from 3.04 years to 2.98 years. For more information on our interest rate swaps, please refer to Note 10 “Derivative Contracts — Interest Rate Swaps” of the consolidated condensed unaudited financial statements contained in this report.
European Fixed Income and Equity Exposures. As at March 31, 2016, we had $969.9 million, or 11.0% of our total cash and investments, invested in securities issued by European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”).
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

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at March 31, 2016. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at March 31, 2016 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$9.0	$—	$—	$—	$—	$9.0	0.9%
Belgium	—	—	24.5	0.6	—	6.6	31.7	3.3
Czech Republic	—	—	—	—	—	0.2	0.2	—
Denmark	5.3	—	—	—	—	5.8	11.1	1.2
Finland	—	17.3	—	—	—	6.9	24.2	2.5
France	—	25.5	33.1	3.1	—	19.3	81.0	8.4
Germany	33.1	17.0	56.4	17.6	—	11.5	135.6	14.0
Ireland	—	—	—	—	—	0.3	0.3	—
Latvia	—	—	0.6	—	—	—	0.6	0.1
Lithuania	—	—	5.2	—	—	—	5.2	0.5
Luxembourg	—	—	—	0.3	—	—	0.3	—
Netherlands	22.7	—	40.8	11.2	—	—	74.7	7.7
Norway	3.6	—	14.1	—	—	—	17.7	1.8
Poland	—	—	—	10.2	—	0.7	10.9	1.1
Romania	—	—	—	6.7	—	—	6.7	0.7
Sweden	1.7	11.5	—	1.0	—	5.0	19.2	2.0
Switzerland	10.2	25.2	22.0	6.9	—	62.0	126.3	13.0
United Kingdom	21.6	187.8	57.5	45.8	—	102.5	415.2	42.8
Total European Exposures	$98.2	$293.3	$254.2	$103.4	$—	$220.8	$969.9	100.0%

	As at March 31, 2016 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$3.1	$—	$5.9	$—	$—	$—	$—	$—	$—	$9.0	$0.2
Belgium	—	—	—	—	—	—	25.1	—	6.6	31.7	2.0
Czech Republic	—	—	—	—	—	—	—	—	0.2	0.2	—
Denmark	—	—	—	—	5.3	—	—	—	5.8	11.1	1.4
Finland	9.2	—	—	—	8.1	—	—	—	6.9	24.2	2.7
France	2.3	—	7.1	23.6	—	6.2	22.4	—	19.3	80.9	1.4
Germany	7.6	—	23.0	6.6	11.4	—	75.6	—	11.5	135.7	2.1
Ireland	—	—	—	—	—	—	—	—	0.3	0.3	0.1
Latvia	0.6	—	—	—	—	—	—	—	—	0.6	—
Lithuania	5.2	—	—	—	—	—	—	—	—	5.2	0.2
Luxembourg	—	—	—	—	—	—	0.3	—	—	0.3	—
Netherlands	—	—	—	24.2	—	15.8	34.7	—	—	74.7	1.5
Norway	—	—	—	17.7	—	—	—	—	—	17.7	0.7
Poland	10.8	—	—	—	—	—	—	—	0.1	10.9	0.1
Romania	6.7	—	—	—	—	—	—	—	—	6.7	0.1
Sweden	—	—	—	8.2	1.7	4.3	—	—	5.0	19.2	—
Switzerland	6.5	—	—	—	—	9.6	44.6	3.7	61.9	126.3	4.6
United Kingdom	194.4	0.6	3.9	—	—	5.5	97.3	11.1	102.4	415.2	10.8
Total European Exposures	$246.4	$0.6	$39.9	$80.3	$26.5	$41.4	$300.0	$14.8	$220.0	$969.9	$27.9

Reserves for Losses and Loss Adjustment Expenses
As at March 31, 2016, we had total net loss and loss adjustment expense reserves of $4,645.5 million (December 31, 2015 — $4,583.4 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at March 31, 2016 and December 31, 2015, respectively:

	As at March 31, 2016
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,472.5	$(39.5)	$2,433.0
Insurance	2,539.0	(326.5)	2,212.5
Total losses and loss expense reserves	$5,011.5	$(366.0)	$4,645.5

	As at December 31, 2015
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,441.9	$(32.4)	$2,409.5
Insurance	2,496.3	(322.4)	2,173.9
Total losses and loss expense reserves	$4,938.2	$(354.8)	$4,583.4

For the three months ended March 31, 2016, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $21.6 million. An analysis of this reduction by business segment is as follows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended
Business Segment	March 31, 2016	March 31, 2015
	($ in millions)
Reinsurance	$18.2	$13.2
Insurance	3.4	14.3
Total losses and loss expense reserves reductions	$21.6	$27.5
The key elements which gave rise to the net positive development during the three months ended March 31, 2016 were as follows:
Reinsurance. Net reserve releases were $18.2 million in the current quarter. The largest releases in the quarter were from our other property and casualty lines due to better than expected development.
Insurance. Net reserve releases were $3.4 million in the current quarter. The largest releases in the quarter were from marine, aviation and energy and financial and professional lines due to better than expected development.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

Capital Management
The following table shows our capital structure as at March 31, 2016 compared to December 31, 2015:

	As at March 31, 2016	As at December 31, 2015
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,001.3	$2,864.1
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.3	549.2
Loan notes issued by variable interest entities(1)	107.6	190.6
Total capital	$4,214.0	$4,159.7
(1) We do not consider the loan notes issued by VIEs to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at March 31, 2016, total shareholders’ equity was $3,557.1 million compared to $3,419.9 million as at December 31, 2015. Our total shareholders’ equity as at March 31, 2016 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2015 — $555.8 million).
On April 21, 2016, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.21 per ordinary share to $0.22 per ordinary share. On April 22, 2015, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.20 per ordinary share to $0.21 per ordinary share.
We acquired and canceled 568,239 ordinary shares in the three months ended March 31, 2016. The total consideration paid was $25.0 million, with an average price paid of $44.00 per ordinary share. As at March 31, 2016, we continued to have $391.3 million remaining under our current share repurchase authorization of $500.0 million granted on February 5, 2015.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at March 31, 2016, this ratio was 28.8% (December 31, 2015 — 31.1%).

Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at March 31, 2016 and December 31, 2015, the value of the debt less amortization expenses was $549.3 million and $549.2 million, respectively. Management monitors the ratio of debt to total capital which was 15.6% as at March 31, 2016 (December 31, 2015 — 17.8%).
In addition to the senior notes issued by Aspen Holdings, Silverton has also issued loan notes. The fair value of Silverton’s loan notes as at March 31, 2016 was $107.6 million (December 31, 2015 — $190.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and to Note 7 of this report.
Access to capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,557.1 million as at March 31, 2016 (December 31, 2015 — $3,419.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all of our preference shares are listed on the New York Stock Exchange.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.
Holding Company. We monitor the ability of Aspen Holdings to service debt, finance dividend payments to ordinary and preference shareholders and provide financial support to the Operating Subsidiaries.
As at March 31, 2016, Aspen Holdings held $30.1 million of cash and cash equivalents (December 31, 2015 — $110.5 million) with the decrease due to the acquisition of AgriLogic, the repurchase of ordinary shares in 2016 and other corporate expenses being greater than the receipt of dividend income from subsidiary companies. Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain adequate capital requirements to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a prior “non-objection” to all future dividend payments made by Aspen U.K. For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 16 of the “Notes to the Audited Consolidated Financial Statements” in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Operating Subsidiaries. As at March 31, 2016, the Operating Subsidiaries held $750.3 million (December 31, 2015 — $1,136.4 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2016 and for the foreseeable future.
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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at March 31, 2016 and December 31, 2015:

	As at March 31, 2016	As at December 31, 2015
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,316.2	$1,421.0
Third party	2,370.1	2,265.6
Letters of credit / guarantees	697.8	708.5
Total restricted assets	$4,384.1	$4,395.1
Total as percent of investable assets (1)	49.5%	49.6%
(1) The comparative balances have been re-presented to reflect total restricted investable assets as a percent of investable assets. Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.
For more information on these arrangements, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.
Consolidated Cash Flows for the Three Months Ended March 31, 2016. Total net cash flow from operations for the three months ended March 31, 2016 was $60.5 million, a decrease of $11.5 million from the comparative period in 2015. The decrease is mainly attributable to the acquisition of AgriLogic. For the three months ended March 31, 2016, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
Letter of Credit Facilities. For information relating to our credit facilities, please refer to Note 16 of the consolidated condensed unaudited financial statements contained in this report.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at March 31, 2016:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations	$8.5	$16.4	$15.7	$13.9	$10.0	$89.3	$153.8
Long-Term Debt Obligations(1)	—	—	—	—	250.0	300.0	550.0
Reserves for losses and LAE(2)	1,132.8	980.3	701.4	509.0	356.0	1,332.0	5,011.5
Total	$1,141.3	$996.7	$717.1	$522.9	$616.0	$1,721.3	$5,715.3

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $107.6 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in the Company’s 2015 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the United States Securities and Exchange Commission and due to the factors set out in this report under “Cautionary Statement Regarding Forward-Looking Statements” below.

Further information on operating leases is given in Item 2, “Properties” in our 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission.

For a discussion of our derivative instruments, please see Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 included in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at March 31, 2016, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
Cautionary Statement Regarding Forward-Looking Statements
This report contains, and the Company may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “could,” “would,” “should,” “plan,” “estimate,” “project,” “outlook,” “trends,” “future,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “on track,” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in the Company’s 2015 Annual Report on Form 10-K filed with the United States Securities and Exchange Commission and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
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

•	a vote by the U.K. electorate in favor of a U.K. exit from the E.U. in a forthcoming in-or-out referendum;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products and cyclical changes in the insurance and reinsurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

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

•
changes in market conditions in the agriculture industry, which may vary depending upon demand for agricultural products, weather, commodity prices, natural disasters, and changes in legislation and policies related to agricultural products and producers;

•
termination of, or changes in, the terms of the U.S. Federal Multiple Peril Crop Insurance Program or the U.S. Farm Bill, including modifications to the Standard Reinsurance Agreement put in place by the Risk Management Agency of the U.S. Department of Agriculture;

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

•
changes in the total industry losses or our share of total industry losses resulting from events, such as catastrophes, that have occurred in prior years or may occur and, with respect to such events, our reliance on loss reports received from cedants and loss adjustors, our reliance on industry loss estimates and those generated by modeling techniques, changes in rulings on flood damage or other exclusions as a result of prevailing lawsuits and case law;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on book value. In addition, we partially mitigate our exposure to interest rates by entering into interest rate swaps with financial institution counterparties in the ordinary course of our investment activities. For more information on our interest rate swaps, please refer to Item 2 “Cash and Investments — Interest rate swaps” above.
As at March 31, 2016, our fixed income portfolio had an approximate duration of 3.63 years excluding the impact of interest rate swaps. The table below depicts interest rate change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,501.9	7,370.6	7,239.2	7,107.8	6,976.4
Gain/(loss) $ in millions	262.8	131.4	—	(131.4)	(262.8)
Percentage of portfolio	3.6%	1.8%		(1.8)%	(3.6)%
Equity risk. We have invested in equity securities which had a fair market value of $757.8 million as at March 31, 2016, equivalent to 8.6% of the total of investments, cash and cash equivalents at that date (December 31, 2015 — $736.4 million, 8.4%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at March 31, 2016, 86.8% (December 31, 2015 — 88.7%) of our cash, cash equivalents and investments were held in U.S. Dollars, 6.3% (December 31, 2015 — 5.1%) were in British Pounds and 6.9% (December 31, 2015 — 6.2%) were in other currencies. For the three months ended March 31, 2016, 22.6% (December 31, 2015 — 15.3%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2016.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2016 would have impacted our net reportable British Pound net assets by approximately $10.7 million for the three months ended March 31, 2016 (March 31, 2015 — approximately $7.0 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of derivative instruments including foreign exchange contracts that we have entered into, please see Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2016, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2015 — “AA-”). We also have credit risk through exposure to our interest rate swap counterparties who are Goldman Sachs Group (senior unsecured rating of “A3” by Moody’s and “A-” by S&P) and Crédit Agricole CIB (senior unsecured rating of “A2” by Moody’s and long term issuer credit rating of “A” by S&P).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2016. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no significant changes in the Company’s risk factors as discussed in the Company’s Annual
Report on Form 10-K for the year ended December 31, 2015 filed with the United States Securities and Exchange Commission. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided elsewhere in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended March 31, 2016 of the Company’s ordinary shares.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
January 1, 2016 to January 31, 2016	—	$—	—	$—
February 1, 2016 to February 29, 2016	568,239	$44.00	568,239	$391.3
March 1, 2016 to March 31, 2016	—	$—	—	$—
Total(1)	568,239	$44.00	568,239	$391.3
_______________

(1)
During the first quarter of 2016, the Company repurchased 568,239 ordinary shares in the open market. The Company continued to have $391.3 million remaining under its current share buyback authorization as at March 31, 2016.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Form of 2016 Performance Share Agreement, filed with this report.
10.2	Form of Restricted Share Unit Award Agreement (U.S. version), filed with this report.
10.3	Form of Restricted Share Unit Award Agreement (U.K version), filed with this report.
10.4	Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients), filed with this report.
10.5	Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.K. recipients), filed with this report.
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2016 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three months ended March 31, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	April 28, 2016	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	April 28, 2016	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer