Form 10-Q
period 2016-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2016-08-04
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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
As of August 1, 2016, there were 60,205,607 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2016 and December 31, 2015
($ in millions, except share and per share amounts)

	As at June 30, 2016	As at December 31, 2015
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,797.2 and $5,867.5)	$6,008.1	$5,951.1
Fixed income securities, trading at fair value (amortized cost — $924.5 and $794.2)	957.8	788.0
Equity securities, trading at fair value (cost — $730.9 and $722.5)	785.6	736.4
Short-term investments, available for sale at fair value (amortized cost — $108.8 and $162.9)	108.9	162.9
Short-term investments, trading at fair value (amortized cost — $12.9 and $9.5)	12.9	9.5
Catastrophe bonds, trading at fair value (cost — $21.5 and $55.2)	21.5	55.4
Other investments, equity method	8.7	8.9
Total investments	7,903.5	7,712.2
Cash and cash equivalents (including $151.1 and $243.3 within consolidated variable interest entities)	1,038.8	1,099.5
Reinsurance recoverables
Unpaid losses	410.4	354.8
Ceded unearned premiums	226.2	168.9
Receivables
Underwriting premiums	1,428.5	1,115.6
Other	124.6	94.3
Funds withheld	46.0	36.0
Deferred policy acquisition costs	409.1	361.1
Derivatives at fair value	12.9	9.2
Receivable for securities sold	30.0	0.6
Office properties and equipment	83.9	70.6
Deferred taxation	—	3.7
Other assets	1.0	4.1
Intangible assets and goodwill	72.0	18.2
Total assets	$11,786.9	$11,048.8
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2016 and December 31, 2015
($ in millions, except share and per share amounts)

	As at June 30, 2016	As at December 31, 2015
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$5,181.5	$4,938.2
Unearned premiums	1,819.4	1,587.2
Total insurance reserves	7,000.9	6,525.4
Payables
Reinsurance premiums	142.7	92.7
Current taxation	17.1	10.8
Deferred taxation	11.4	—
Accrued expenses and other payables	333.1	343.8
Liabilities under derivative contracts	11.5	4.0
Total payables	515.8	451.3
Loan notes issued by variable interest entities, at fair value	104.1	103.0
Long-term debt	549.3	549.2
Total liabilities	$8,170.1	$7,628.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
60,329,175 shares of par value 0.15144558¢ each (December 31, 2015 - 60,918,373)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2015 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2015 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2015 — 6,400,000)	—	—
Non-controlling interest	1.5	1.3
Additional paid-in capital	1,040.5	1,075.3
Retained earnings	2,417.6	2,283.6
Accumulated other comprehensive income, net of taxes	157.1	59.6
Total shareholders’ equity	3,616.8	3,419.9
Total liabilities and shareholders’ equity	$11,786.9	$11,048.8
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Net earned premium	$680.8	$609.4	$1,343.9	$1,203.0
Net investment income	48.0	46.7	97.5	94.1
Realized and unrealized investment gains	45.1	13.5	110.7	70.9
Other income	(0.5)	(1.2)	0.9	2.7
Total revenues	773.4	668.4	1,553.0	1,370.7
Expenses
Losses and loss adjustment expenses	442.2	360.5	799.6	666.6
Amortization of deferred policy acquisition costs	126.7	114.1	256.9	233.4
General, administrative and corporate expenses	116.4	95.4	236.2	197.6
Interest on long-term debt	7.4	7.3	14.8	14.7
Change in fair value of derivatives	0.4	(2.0)	7.6	5.8
Change in fair value of loan notes issued by variable interest entities	(0.5)	3.3	3.9	6.2
Realized and unrealized investment losses	8.3	28.8	28.9	43.3
Net realized and unrealized foreign exchange losses	5.3	11.6	21.0	18.0
Other expenses	1.0	(1.8)	1.0	0.8
Total expenses	707.2	617.2	1,369.9	1,186.4
Income from operations before income tax	66.2	51.2	183.1	184.3
Income tax expense	(1.3)	(2.2)	(3.8)	(7.3)
Net income	$64.9	$49.0	$179.3	$177.0
Amount attributable to non-controlling interest	(0.4)	(0.5)	(0.2)	(0.5)
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$64.5	$48.5	$179.1	$176.5
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized (gains) on investments included in net income	$(1.1)	$0.6	$(5.3)	$(31.7)
Change in net unrealized gains on available for sale securities held	43.3	(78.2)	132.5	(45.8)
Net change from current period hedged transactions	(2.9)	5.1	(5.0)	2.7
Change in foreign currency translation adjustment	(3.1)	(15.7)	(16.6)	(43.4)
Other comprehensive income, gross of tax	36.2	(88.2)	105.6	(118.2)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.1	—	0.6	0.4
Change in net unrealized gains on available for sale securities held	(5.1)	4.2	(13.7)	0.9
Net change from current period hedged transactions	0.5	—	1.2	—
Change in foreign currency translation adjustment	1.3	(0.5)	3.8	1.1
Total tax on other comprehensive income	(3.2)	3.7	(8.1)	2.4
Other comprehensive income/(loss) net of tax	33.0	(84.5)	97.5	(115.8)
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$97.5	$(36.0)	$276.6	$60.7
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	60,705,028	61,408,633	60,771,601	61,775,646
Diluted	62,192,142	62,896,907	62,263,209	63,164,863
Basic earnings per ordinary share adjusted for preference share dividends	$0.91	$0.64	$2.64	$2.55
Diluted earnings per ordinary share adjusted for preference share dividends	$0.89	$0.62	$2.57	$2.50
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended June 30,
	2016	2015
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	1.3	0.5
Net change attributable to non-controlling interest for the period	0.2	0.5
End of the period	1.5	1.0
Additional paid-in capital
Beginning of the period	1,075.3	1,134.3
New ordinary shares issued	1.9	4.0
Ordinary shares repurchased and cancelled	(43.5)	(83.7)
Share-based compensation	6.8	7.1
End of the period	1,040.5	1,061.7
Retained earnings
Beginning of the period	2,283.6	2,050.1
Net income for the period	179.3	177.0
Dividends on ordinary shares	(26.2)	(25.4)
Dividends on preference shares	(18.9)	(18.9)
Net change attributable to non-controlling interest for the period	(0.2)	(0.5)
End of the period	2,417.6	2,182.3
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	0.6	72.7
Change for the period, net of income tax	(12.8)	(42.3)
End of the period	(12.2)	30.4
Loss on derivatives, net of taxes:
Beginning of the period	(1.2)	(3.8)
Net change from current period hedged transaction	(3.8)	2.7
End of the period	(5.0)	(1.1)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	60.2	165.4
Change for the period, net of taxes	114.1	(76.2)
End of the period	174.3	89.2
Total accumulated other comprehensive income, net of taxes	157.1	118.5

Total shareholders’ equity	$3,616.8	$3,363.6

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$179.3	$177.0
Proportion due to non-controlling interest	(0.2)	(0.5)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23.1	15.0
Share-based compensation	6.8	7.1
Realized and unrealized investment (gains)	(110.7)	(70.9)
Realized and unrealized investment losses	28.9	43.3
Change in fair value of loan notes issued by variable interest entities	3.9	6.2
Net realized and unrealized investment foreign exchange losses	79.9	12.4
Loss on derivative contracts	(3.8)	2.7
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	189.4	90.9
Unearned premiums	212.3	235.6
Reinsurance recoverables:
Unpaid losses	(48.7)	11.5
Ceded unearned premiums	(55.7)	(50.4)
Other receivables	(27.5)	(20.9)
Deferred policy acquisition costs	(47.9)	(49.7)
Reinsurance premiums payable	47.8	73.1
Funds withheld	(10.0)	2.4
Premiums receivable	(287.0)	(249.8)
Deferred taxes	14.9	7.2
Income tax payable	6.9	(4.8)
Accrued expenses and other payables	32.4	(40.6)
Fair value of derivatives and settlement of liabilities under derivatives	3.8	(3.2)
Long-term debt and loan notes issued by variable interest entities	1.2	0.1
Other assets	3.1	10.7
Net cash generated from operating activities	$242.2	$204.4

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,191.6)	$(939.3)
(Purchases) of fixed income securities — Trading	(414.4)	(275.5)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,188.1	861.5
Proceeds from sales and maturities of fixed income securities — Trading	300.9	264.5
(Purchases) of equity securities — Trading	(118.5)	(268.9)
Net proceeds of catastrophe bonds — Trading	33.5	1.8
Proceeds from sales of equity securities — Available for sale	—	108.6
Proceeds from sales of equity securities — Trading	107.4	151.1
(Purchases) of short-term investments — Available for sale	(81.6)	(109.3)
Proceeds from sales of short-term investments — Available for sale	139.7	172.4
(Purchases) of short-term investments — Trading	(5.0)	(15.7)
Proceeds from sales of short-term investments — Trading	1.8	14.8
Net change in (payable)/receivable for securities (purchased)/sold	(7.6)	5.8
Net (purchases) of equipment	(18.5)	(6.0)
Payments for acquisitions and investments, net of cash acquired	(52.7)	(0.8)
Net cash (used in) investing activities	(118.5)	(35.0)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	1.9	4.0
Ordinary shares repurchased	(43.5)	(83.7)
Repayment of long-term debt issued by Silverton	(89.0)	(67.0)
Dividends paid on ordinary shares	(26.2)	(25.4)
Dividends paid on preference shares	(18.9)	(18.9)
Net cash (used in) financing activities	(175.7)	(191.0)

Effect of exchange rate movements on cash and cash equivalents	(8.7)	(8.5)

(Decrease) in cash and cash equivalents	(60.7)	(30.1)
Cash and cash equivalents at beginning of period	1,099.5	1,178.5
Cash and cash equivalents at end of period	$1,038.8	$1,148.4

Supplemental disclosure of cash flow information:
Net cash (received) during the period for income tax	$(2.6)	$(4.0)
Cash paid during the period for interest	$14.5	$14.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2015 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2015 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 19, 2016 (File No. 001-31909). There have been no changes to significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K.
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
Accounting Pronouncements Adopted in 2016
On May 21, 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-09, “Financial Services - Insurance (Topic 944) Disclosures About Short-Duration Contracts” which requires insurance entities to disclose additional information about the liability for unpaid claims and claim adjustment expenses, disclose information about significant changes in methodologies and assumptions used to calculate the liability for unpaid claims and claim adjustment expenses and disclose a roll forward of the liability for unpaid claims and claims adjustment expenses. This ASU is effective for annual periods beginning after December 15, 2015 and interim periods within annual periods beginning after December 15, 2016. The Company does not expect this ASU to have a material impact on its consolidated financial results but it will have an impact on the disclosures in the Company’s 2016 Annual Report on Form 10-K and its Quarterly Reports on Form 10-Q throughout 2017.
On September 25, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805)” which requires an acquirer to adjust retrospectively to provisional amounts recognized in a business combination. This ASU is effective for annual periods beginning after December 15, 2015 and may impact the Company’s provisional amounts booked in respect to the acquisition of AG Logic Holdings LLC (“AgriLogic”).
Other accounting pronouncements were adopted during the six months ended June 30, 2016 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” which introduces a new impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Under the new credit loss model, the Company would recognize an allowance for its estimate of expected credit losses and this would apply to most debt instruments (other than those measured at fair value), trade receivables, lease receivables, reinsurance receivables, financial guarantee contracts and loan commitments. Available-for-sale debt securities are outside the model’s scope and the ASU made limited amendments to the impairment model for available-for-sale debt securities. There are other amendments required as a result of this ASU that are effective for fiscal years beginning after December 15, 2016. The Company is currently assessing the impact the adoption of ASU 2016-13 will have on future financial statements and disclosures.
Other accounting pronouncements were issued during the three months ended June 30, 2016 which were not relevant to the Company.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2016 and 2015:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$2.4	$2.1	Realized and unrealized investment gains
Realized (losses) on sale of securities	(1.3)	(2.7)	Realized and unrealized investment losses
	1.1	(0.6)	Income from operations before income tax
Tax on net realized gains of securities	(0.1)	—	Income tax expense
	$1.0	$(0.6)	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before income tax	—	$(0.5)	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	—	Income tax expense
	$—	$(0.5)	Net income
Realized derivatives:
Net realized (losses)/gains on settled derivatives	$(1.4)	$0.1	General, administrative and corporate expenses
Tax on settled derivatives	0.5	—	Income tax expense
	$(0.9)	$0.1	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$0.1	$(1.0)	Net income

	Amount Reclassified from AOCI
Details about the AOCI Components	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$9.5	$35.6	Realized and unrealized investment gains
Realized (losses) on sale of securities	(4.2)	(3.9)	Realized and unrealized investment losses
	5.3	31.7	Income from operations before income tax
Tax on net realized gains of securities	(0.6)	(0.4)	Income tax expense
	$4.7	$31.3	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before income tax	—	$1.1	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	—	Income tax expense
	$—	$1.1	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	$(2.5)	$(2.7)	General, administrative and corporate expenses
Tax on settled derivatives	0.5	—	Income tax expense
	$(2.0)	$(2.7)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$2.7	$29.7	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and six months ended June 30, 2016 and 2015, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions, except share and per share amounts)

Net income	$64.9	$49.0	$179.3	$177.0
Preference share dividends	(9.4)	(9.4)	(18.9)	(18.9)
Net amount attributable to non-controlling interest	(0.4)	(0.5)	(0.2)	(0.5)
Basic and diluted net income available to ordinary shareholders	$55.1	$39.1	$160.2	$157.6
Ordinary shares:
Basic weighted average ordinary shares	60,705,028	61,408,633	60,771,601	61,775,646
Weighted average effect of dilutive securities(1)	1,487,114	1,488,274	1,491,608	1,389,217
Total diluted weighted average ordinary shares	62,192,142	62,896,907	62,263,209	63,164,863
Earnings per ordinary share:
Basic	$0.91	$0.64	$2.64	$2.55
Diluted	$0.89	$0.62	$2.57	$2.50

(1)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 14.

Dividends. On July 27, 2016, the Company’s Board of Directors (“Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.22	August 30, 2016	August 12, 2016
7.401% preference shares	$0.462563	October 1, 2016	September 15, 2016
7.250% preference shares	$0.4531	October 1, 2016	September 15, 2016
5.95% preference shares	$0.3719	October 1, 2016	September 15, 2016

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture insurance and reinsurance, marine, aviation, terrorism, engineering and other specialty lines). ACM forms part of our property catastrophe reinsurance line of business as it currently focuses on property catastrophe business through the use of alternative capital. For a more detailed description of this business segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this business segment, see Part I,

Item 1 “Business — Business Segments — Insurance” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
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
The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$332.6	$469.1	$801.7
Net written premiums	306.8	418.0	724.8
Gross earned premiums	329.8	454.7	784.5
Net earned premiums	299.4	381.4	680.8
Underwriting Expenses
Losses and loss adjustment expenses	181.1	261.1	442.2
Amortization of deferred policy acquisition costs	50.7	76.0	126.7
General and administrative expenses	39.1	57.2	96.3
Underwriting income	$28.5	$(12.9)	15.6
Corporate expenses			(20.1)
Net investment income			48.0
Realized and unrealized investment gains			45.1
Realized and unrealized investment losses			(8.3)
Change in fair value of loan notes issued by variable interest entities			0.5
Change in fair value of derivatives			(0.4)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(5.3)
Other income			(0.5)
Other expenses			(1.0)
Income before tax			$66.2

Net reserves for loss and loss adjustment expenses	$2,474.6	$2,296.5	$4,771.1
Ratios
Loss ratio	60.5%	68.5%	65.0%
Policy acquisition expense ratio	16.9	19.9	18.6
General and administrative expense ratio	13.1	15.0	17.1	(1)
Expense ratio	30.0	34.9	35.7
Combined ratio	90.5%	103.4%	100.7%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended June 30, 2015
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$260.7	$462.1	$722.8
Net written premiums	238.2	406.2	644.4
Gross earned premiums	287.2	423.2	710.4
Net earned premiums	268.3	341.1	609.4
Underwriting Expenses
Losses and loss adjustment expenses	116.3	244.2	360.5
Amortization of deferred policy acquisition costs	50.4	63.7	114.1
General and administrative expenses	35.4	45.2	80.6
Underwriting income/(loss)	$66.2	$(12.0)	54.2
Corporate expenses			(14.8)
Net investment income			46.7
Realized and unrealized investment gains			13.5
Realized and unrealized investment losses			(28.8)
Change in fair value of loan notes issued by variable interest entities			(3.3)
Change in fair value of derivatives			2.0
Interest expense on long term debt			(7.3)
Net realized and unrealized foreign exchange (losses)			(11.6)
Other income			(1.2)
Other expenses			1.8
Income before tax			$51.2

Net reserves for loss and loss adjustment expenses	$2,411.6	$2,067.0	$4,478.6
Ratios
Loss ratio	43.3%	71.6%	59.2%
Policy acquisition expense ratio	18.8	18.7	18.7
General and administrative expense ratio	13.2	13.3	15.7	(1)
Expense ratio	32.0	32.0	34.4
Combined ratio	75.3%	103.6%	93.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$850.2	$927.2	$1,777.4
Net written premiums	756.3	768.2	1,524.5
Gross earned premiums	636.6	900.3	1,536.9
Net earned premiums	579.7	764.2	1,343.9
Underwriting Expenses
Losses and loss adjustment expenses	315.6	484.0	799.6
Amortization of deferred policy acquisition costs	110.1	146.8	256.9
General and administrative expenses	83.2	115.8	199.0
Underwriting income	$70.8	$17.6	88.4
Corporate expenses			(37.2)
Net investment income			97.5
Realized and unrealized investment gains			110.7
Realized and unrealized investment losses			(28.9)
Change in fair value of loan notes issued by variable interest entities			(3.9)
Change in fair value of derivatives			(7.6)
Interest expense on long term debt			(14.8)
Net realized and unrealized foreign exchange (losses)			(21.0)
Other income			0.9
Other expenses			(1.0)
Income before tax			$183.1

Net reserves for loss and loss adjustment expenses	$2,474.6	$2,296.5	$4,771.1
Ratios
Loss ratio	54.4%	63.3%	59.5%
Policy acquisition expense ratio	19.0	19.2	19.1
General and administrative expense ratio	14.4	15.2	17.6	(1)
Expense ratio	33.4	34.4	36.7
Combined ratio	87.8%	97.7%	96.2%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Six Months Ended June 30, 2015
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$745.5	$896.5	$1,642.0
Net written premiums	680.3	727.3	1,407.6
Gross earned premiums	553.0	838.3	1,391.3
Net earned premiums	517.7	685.3	1,203.0
Underwriting Expenses
Losses and loss adjustment expenses	221.8	444.8	666.6
Amortization of deferred policy acquisition costs	103.8	129.6	233.4
General and administrative expenses	67.8	100.5	168.3
Underwriting income	$124.3	$10.4	134.7
Corporate expenses			(29.3)
Net investment income			94.1
Realized and unrealized investment gains			70.9
Realized and unrealized investment losses			(43.3)
Change in fair value of loan notes issued by variable interest entities			(6.2)
Change in fair value of derivatives			(5.8)
Interest expense on long term debt			(14.7)
Net realized and unrealized foreign exchange (losses)			(18.0)
Other income			2.7
Other expenses			(0.8)
Income before tax			$184.3

Net reserves for loss and loss adjustment expenses	$2,411.6	$2,067.0	$4,478.6
Ratios
Loss ratio	42.8%	64.9%	55.4%
Policy acquisition expense ratio	20.1	18.9	19.4
General and administrative expense ratio	13.1	14.7	16.4	(1)
Expense ratio	33.2	33.6	35.8
Combined ratio	76.0%	98.5%	91.2%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The Company uses underwriting ratios as measures of performance. The loss ratio is the ratio of losses and loss adjustment expenses to net premiums earned. The policy acquisition expense ratio is the ratio of amortization of deferred policy acquisition costs to net premiums earned. The general and administrative expense ratio is the ratio of general, administrative and corporate expenses to net premiums earned. The combined ratio is the sum of the loss ratio, the policy acquisition expense ratio and the general and administrative expense ratio.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$36.5	$35.5	$73.1	$70.7
Fixed income securities — Trading	7.9	6.9	15.3	13.9
Short-term investments — Available for sale	0.2	0.2	0.3	0.6
Cash and cash equivalents	0.9	0.9	1.4	2.0
Equity securities — Available for sale	—	0.1	—	0.1
Equity securities — Trading	5.5	5.7	12.4	11.9
Catastrophe bonds — Trading	0.5	0.5	1.1	0.9
Total	$51.5	$49.8	$103.6	$100.1
Investment expenses	(3.5)	(3.1)	(6.1)	(6.0)
Net investment income	$48.0	$46.7	$97.5	$94.1

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.1	$1.1	$9.2	$7.3
Fixed income securities — gross realized (losses)	(1.3)	(0.6)	(3.7)	(1.1)
Equity securities — gross realized gains	—	—	—	31.9
Equity securities — gross realized (losses)	—	—	—	(3.0)
Short-term investments — gross realized gains	0.2	—	0.2	—
Short-term investments — gross realized (losses)	(0.1)	—	(0.1)	—
Cash and cash equivalents — gross realized gains	0.1	—	0.1	—
Cash and cash equivalents — gross realized (losses)	0.2	—	(0.5)	—
Trading:
Fixed income securities — gross realized gains	4.0	1.3	5.2	3.3
Fixed income securities — gross realized (losses)	(0.6)	(0.4)	(6.4)	(2.6)
Equity securities — gross realized gains	9.3	11.9	15.2	28.4
Equity securities — gross realized (losses)	(6.5)	(4.3)	(18.0)	(13.1)
Catastrophe bonds	—	(0.8)	(0.2)	(0.8)
Net change in gross unrealized gains	29.4	(23.5)	80.8	(22.7)
Total net realized and unrealized investment gains recorded in the statement of operations	$36.8	$(15.3)	$81.8	$27.6

Change in available for sale net unrealized gains:
Fixed income securities	42.2	(77.4)	127.2	(50.1)
Short-term investments	—	(0.1)	—	—
Equity securities	—	(0.1)	—	(27.4)
Total change in pre-tax available for sale unrealized gains	42.2	(77.6)	127.2	(77.5)
Change in taxes	(5.0)	4.2	(13.1)	1.3
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$37.2	$(73.4)	$114.1	$(76.2)
Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. There was no OTTI charge recognized for the three and six months ended June 30, 2016 (2015 — $Nil and $Nil, respectively).

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at June 30, 2016 and December 31, 2015:

	As at June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,112.9	$34.5	$—	$1,147.4
U.S. agency	127.1	4.1	—	131.2
Municipal	23.0	3.3	(0.1)	26.2
Corporate	2,557.2	106.4	(0.4)	2,663.2
Non-U.S. government-backed corporate	68.5	1.0	—	69.5
Foreign government	624.2	17.6	(0.1)	641.7
Asset-backed	71.6	1.3	—	72.9
Non-agency commercial mortgage-backed	17.8	0.7	—	18.5
Agency mortgage-backed	1,194.9	43.1	(0.5)	1,237.5
Total fixed income securities — Available for sale	5,797.2	212.0	(1.1)	6,008.1
Total short-term investments — Available for sale	108.9	—	—	108.9
Total	$5,906.1	$212.0	$(1.1)	$6,117.0

As at June 30, 2016, the Company no longer held equity investments in its available for sale portfolio. All equities are held in the trading portfolio.

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

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at June 30, 2016 and December 31, 2015:

	As at June 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$52.4	$1.5	$—	$53.9
Municipal	4.7	0.1	—	4.8
Corporate	636.9	21.6	(0.5)	658.0
Foreign government	191.9	10.4	(0.1)	202.2
Asset-backed	15.8	0.1	(0.1)	15.8
Agency mortgage-backed	22.8	0.3	—	23.1
Total fixed income securities — Trading	924.5	34.0	(0.7)	957.8
Total short-term investments — Trading	12.9	—	—	12.9
Total equity securities — Trading	730.9	92.7	(38.0)	785.6
Total catastrophe bonds — Trading	21.5	0.1	(0.1)	21.5
Total	$1,689.8	$126.8	$(38.8)	$1,777.8

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$27.4	$—	$(0.1)	$27.3
Municipal	0.5	—	—	0.5
Corporate	561.9	5.9	(9.6)	558.2
Foreign government	181.5	1.7	(3.7)	179.5
Asset-backed	20.7	—	(0.2)	20.5
Bank loans	2.2	—	(0.2)	2.0
Total fixed income securities — Trading	794.2	7.6	(13.8)	788.0
Total short-term investments — Trading	9.5	—	—	9.5
Total equity securities — Trading	722.5	57.3	(43.4)	736.4
Total catastrophe bonds — Trading	55.2	0.3	(0.1)	55.4
Total	$1,581.4	$65.2	$(57.3)	$1,589.3
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $21.5 million as at June 30, 2016.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million.
On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company has determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810-10, Consolidation. However, having considered the provisions of ASC 810-10, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances, the Company is not required to consolidate Chaspark. The investment is therefore accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses, which is provided in the quarterly management accounts. The adjusted carrying value of Chaspark approximates fair value.
The tables below show the Company’s investments in the MVI and Chaspark for the three and six months ended June 30, 2016 and June 30, 2015:

	For the Three Months Ended June 30, 2016
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$0.8	$8.1	$8.9
Realized loss for the three months to June 30, 2016	(0.2)	—	(0.2)
Closing undistributed value of investment	$0.6	$8.1	$8.7

	For the Six Months Ended June 30, 2016
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$0.8	$8.1	$8.9
Realized loss for the six months to June 30, 2016	(0.2)	—	(0.2)
Closing undistributed value of investment	$0.6	$8.1	$8.7

	For the Three Months Ended June 30, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening and closing undistributed value of investment	$0.8	$8.7	$9.5

	For the Six Months Ended June 30, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$—	$8.7	$8.7
Initial investment	0.8	—	$0.8
Closing value of investment	$0.8	$8.7	$9.5

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at June 30, 2016 and December 31, 2015 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2016
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$526.4	$529.6	AA
Due after one year through five years	2,804.5	2,891.1	AA-
Due after five years through ten years	1,089.9	1,151.4	A+
Due after ten years	92.1	107.1	A+
Subtotal	4,512.9	4,679.2
Non-agency commercial mortgage-backed	17.8	18.5	AA+
Agency mortgage-backed	1,194.9	1,237.5	AA+
Asset-backed	71.6	72.9	AAA
Total fixed income securities — Available for sale	$5,797.2	$6,008.1

	As at December 31, 2015
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$661.8	$664.4	AA
Due after one year through five years	2,765.2	2,806.6	AA-
Due after five years through ten years	1,122.5	1,132.0	A+
Due after ten years	86.3	92.3	A+
Subtotal	4,635.8	4,695.3
Non-agency commercial mortgage-backed	25.5	26.7	AA+
Agency mortgage-backed	1,130.8	1,153.1	AA+
Asset-backed	75.4	76.0	AAA
Total fixed income securities — Available for sale	$5,867.5	$5,951.1
Guaranteed Investments. As at June 30, 2016, the Company’s holding of guaranteed investments was limited to one municipal security, rated CC or higher (December 31, 2015 — one municipal security, rated CC or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.
Gross Unrealized Loss. The following tables summarize as at June 30, 2016 and December 31, 2015 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio:

	As at June 30, 2016
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$—	$—	$2.0	$—	$2.0	$—	1
U.S. agency	—	—	—	—	—	—	0
Municipal	0.7	(0.1)	—	—	0.7	(0.1)	3
Corporate	32.6	—	33.7	(0.4)	66.3	(0.4)	36
Non-U.S. government-backed corporate	0.7	—	—	—	0.7	—	1
Foreign government	98.6	(0.1)	33.4	—	132.0	(0.1)	10
Asset-backed	1.3	—	4.2	—	5.5	—	11
Agency mortgage-backed	18.7	—	58.5	(0.5)	77.2	(0.5)	32
Total fixed income securities — Available for sale	152.6	(0.2)	131.8	(0.9)	284.4	(1.1)	94
Total short-term investments — Available for sale	3.4	—	—	—	3.4	—	4
Total	$156.0	$(0.2)	$131.8	$(0.9)	$287.8	$(1.1)	98

	As at December 31, 2015
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$583.2	$(3.7)	$4.6	$(0.1)	$587.8	$(3.8)	72
U.S. agency	17.6	(0.1)	—	—	17.6	(0.1)	12
Municipal	1.7	—	—	—	1.7	—	3
Corporate	1,179.7	(13.3)	81.1	(1.8)	1,260.8	(15.1)	510
Non-U.S. government-backed corporate	40.9	(0.1)	—	—	40.9	(0.1)	9
Foreign government	174.6	(0.8)	2.8	(0.1)	177.4	(0.9)	43
Asset-backed	51.4	(0.3)	4.2	—	55.6	(0.3)	39
Agency mortgage-backed	348.1	(3.6)	72.2	(1.7)	420.3	(5.3)	105
Total fixed income securities — Available for sale	2,397.2	(21.9)	164.9	(3.7)	2,562.1	(25.6)	793
Total short-term investments — Available for sale	56.7	—	—	—	56.7	—	12
Total	$2,453.9	$(21.9)	$164.9	$(3.7)	$2,618.8	$(25.6)	805

7.	Variable Interest Entities
As at June 30, 2016, the Company had two investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed further in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three and six months ended June 30, 2016, there was no change in the value of the Company’s investment in Chaspark (June 30, 2015 — $Nil and $Nil). The adjusted carrying value approximates fair value. For more information on Chaspark, refer to Note 6 of these unaudited condensed consolidated financial statements.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which are collateralized and funded by Silverton through the issuance of one or more series of participating loan notes (the “Loan Notes”). Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and/or Aspen U.K., as the case may be.
All proceeds from the issuance of the Loan Notes were deposited into separate collateral accounts for each series of Loan Notes to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda and/or Aspen U.K. The holders of the Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of the respective Silverton Segregated Account. Any existing value of the Loan Notes will be returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series with the final payment being contractually due on the respective maturity dates.

The following tables show the total liability balance of the Loan Notes for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30, 2016
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$190.6	$44.4	$235.0
Total change in fair value for the period	3.9	1.0	4.9
Total distributed in the period	(89.0)	(19.4)	(108.4)
Closing balance as at June 30, 2016	$105.5	$26.0	$131.5

Liability
Loan notes (long-term liabilities)	$104.1	$25.7	$129.8
Accrued expenses (current liabilities)	1.4	0.3	1.7
Total aggregate unpaid balance as at June 30, 2016	$105.5	$26.0	$131.5

	For the Six Months Ended June 30, 2015
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$138.6	$35.6	$174.2
Total change in fair value for the period	6.2	1.3	7.5
Total distributed in the period	(67.0)	(20.1)	(87.1)
Closing balance as at June 30, 2015	$77.8	$16.8	$94.6

Liability
Loan notes (long-term liabilities)	$76.2	$16.3	$92.5
Accrued expenses (current liabilities)	1.6	0.5	2.1
Total aggregate unpaid balance as at June 30, 2015	$77.8	$16.8	$94.6
The Company has determined that Silverton has the characteristics of a VIE that are addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is the primary beneficiary and has consolidated the subsidiary upon its formation as it owns all of the voting shares and issued share capital, and has a significant financial interest and the power to control Silverton. The Company has no other obligation to provide financial support to Silverton. Neither the creditors nor beneficial interest holders of Silverton have recourse to the Company’s general credit.
In the event of either an extreme catastrophic property reinsurance event or severe credit-related event, there is a risk that Aspen Bermuda and/or Aspen U.K. would be unable to recover losses from Silverton. These two risks are mitigated as follows:

i.	Silverton has collateralized the aggregate limit provided to Aspen Bermuda and Aspen U.K. by way of a trust in favor of Aspen Bermuda and Aspen U.K. as the beneficiary;

ii.	the trustee is a large, well-established regulated entity; and

iii.	all funds within the trust account are bound by investment guidelines restricting investments to one of the institutional class money market funds run by large international investment managers.
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
The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at June 30, 2016 and December 31, 2015, respectively:

	As at June 30, 2016
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,147.4	$—	$—	$1,147.4
U.S. agency	—	131.2	—	131.2
Municipal	—	26.2	—	26.2
Corporate	—	2,663.2	—	2,663.2
Non-U.S. government-backed corporate	—	69.5	—	69.5
Foreign government	469.5	172.2	—	641.7
Asset-backed	—	72.9	—	72.9
Non-agency commercial mortgage-backed	—	18.5	—	18.5
Agency mortgage-backed	—	1,237.5	—	1,237.5
Total fixed income securities available for sale, at fair value	1,616.9	4,391.2	—	6,008.1
Short-term investments available for sale, at fair value	79.4	29.5	—	108.9
Held for trading financial assets, at fair value
U.S. government	53.9	—	—	53.9
Municipal	—	4.8	—	4.8
Corporate	—	658.0	—	658.0
Foreign government	88.4	113.8	—	202.2
Asset-backed	—	15.8	—	15.8
Agency mortgage-backed	—	23.1	—	23.1
Total fixed income securities trading, at fair value	142.3	815.5	—	957.8
Short-term investments trading, at fair value	12.9	—	—	12.9
Equity investments trading, at fair value	785.6	—	—	785.6
Catastrophe bonds trading, at fair value	—	21.5	—	21.5
Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	12.9	—	12.9
Liabilities under derivative contracts — interest rate swaps	—	—	—	—
Liabilities under derivative contracts — foreign exchange contracts	—	(11.5)	—	(11.5)
Loan notes issued by variable interest entities, at fair value	—	—	(104.1)	(104.1)
Loan notes issued by variable interest entities, at fair value (classified as a current liability)	—	—	(1.4)	(1.4)
Total	$2,637.1	$5,259.1	$(105.5)	$7,790.7
There were no maturities or transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2016. The Company settled $1.6 million of Level 3 liabilities in respect to the Loan Notes issued by Silverton for the three and six months ended June 30, 2016. As at June 30, 2016, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

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
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2015. The Company settled $67.8 million of Level 3 liabilities in respect to the Loan Notes issued by Silverton for the twelve months ended December 31, 2015. As at December 31, 2015, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2016 and 2015:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	($ in millions)
Balance at the beginning of the period (1)	$107.6	$76.7
Distributed to third party	(1.6)	(2.2)
Total change in fair value included in the statement of operations	(0.5)	3.3
Balance at the end of the period (1)	$105.5	$77.8

Reconciliation of Liabilities Using Level 3 Inputs	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	($ in millions)
Balance at the beginning of the period (1)	$190.6	$138.6
Distributed to third party	(89.0)	(67.0)
Total change in fair value included in the statement of operations	3.9	6.2
Balance at the end of the period (1)	$105.5	$77.8
(1) The amount classified as other payables was $1.4 million and $87.6 million as at June 30, 2016 and December 31, 2015, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at June 30, 2016 and December 31, 2015, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at June 30, 2016, the Company obtained an average of 2.1 quotes per fixed income investment, consistent with 2.0 quotes as at December 31, 2015. Pricing sources used in pricing fixed income investments as at June 30, 2016 and December 31, 2015 were as follows:

	As at June 30, 2016	As at December 31, 2015
Index providers	85%	85%
Pricing services	9	10
Broker-dealers	6	5
Total	100%	100%
A summary of securities priced using pricing information from index providers as at June 30, 2016 and December 31, 2015 is provided below:

	As at June 30, 2016		As at December 31, 2015
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,200.9	100%	$1,095.4	95%
U.S. agency	120.7	92%	148.5	94%
Municipal	20.5	66%	10.5	39%
Corporate	3,187.8	96%	3,083.5	96%
Non-U.S. government-backed corporate	33.7	48%	41.7	51%
Foreign government	511.0	62%	517.6	63%
Asset-backed	40.1	45%	55.3	57%
Non-agency commercial mortgage-backed	16.5	89%	22.7	85%
Agency mortgage-backed	780.4	62%	742.9	64%
Total fixed income securities	$5,911.6	85%	$5,718.1	85%
Equities	781.3	99%	736.4	100%
Total fixed income securities and equity investments	$6,692.9	87%	$6,454.5	86%
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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at June 30, 2016, the Company obtained an average of 4.0 quotes per equity investment, compared to 4.0 quotes as at December 31, 2015. Pricing sources used in pricing equities as at June 30, 2016 and December 31, 2015 were all provided by index providers.
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
Interest Rate Swaps. The interest rate swaps which the Company previously used to mitigate interest rate risk are also characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third-party pricing services. Consequently, these instruments are classified as Level 2.
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2016. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) of Loan Notes with a maturity date of September 18, 2017. During the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) of Loan Notes with a maturity date of September 17, 2018. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda and/or Aspen U.K. and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at June 30, 2016 and December 31, 2015 are presented in the tables below:

At June 30, 2016	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$105.5	(1)	Internal Valuation Model	Gross premiums written (O)	$42.9	$50.0
				Reserve for losses (U)	$1.0	$8.4
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0

At December 31, 2015	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$190.6	(1)	Internal Valuation Model	Gross premiums written (O)	$—	$38.9
				Reserve for losses (U)	$—	$4.2
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0
(1) The amount classified as other payables was $1.4 million and $87.6 million as at June 30, 2016 and December 31, 2015, respectively.
The observable and unobservable inputs represent the potential variation around the inputs used in the valuation model. The contract period is defined in the respective Loan Notes agreement and the initial value represents the funds received from third parties.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements, and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at June 30, 2016 were 20.3% (December 31, 2015  — 20.4%) with Munich Re which is rated AA- by S&P, 17.6% (December 31, 2015 — 20.0%) with Lloyd’s syndicates which is rated A+ by S&P and 7.9% (December 31, 2015  — 9.2%) with Arch Re which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2016 and December 31, 2015:

		As at June 30, 2016		As at December 31, 2015
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Interest Rate Swaps	Liabilities under Derivative Contracts	$—	$—	$756.3	$0.4	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$363.0	$12.9	$217.7	$8.8
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$230.3	$(5.5)	$162.2	$(2.8)

(1)
Net of $10.1 million of cash collateral provided to the counterparty, Goldman Sachs International ($256.3 million notional) under an International Swap Dealers Association agreement, which was terminated on May 9, 2016, as security for the Company’s net liability position.

		As at June 30, 2016			As at December 31, 2015
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$57.0	$(6.0)	(1)	$113.6	$(1.2)	(1)

(1)	Net of $0.2 million cash collateral (December 31, 2015 — $Nil).

The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three and six months ended June 30, 2016 and 2015:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	June 30, 2016	June 30, 2015
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$0.2	$2.2
Interest Rate Swaps	Change in Fair Value of Derivatives	$(0.6)	$(0.2)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Six Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	June 30, 2016	June 30, 2015
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(4.2)	$(2.4)
Interest Rate Swaps	Change in Fair Value of Derivatives	$(3.4)	$(3.4)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	June 30, 2016	June 30, 2015
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(1.4)	$0.1
Foreign Exchange Contracts	Net change from current period hedged transactions	$(2.9)	$5.1

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Six Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	June 30, 2016	June 30, 2015
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(2.5)	$(2.7)
Foreign Exchange Contracts	Net change from current period hedged transactions	$(5.0)	$2.7

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
As at June 30, 2016, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $593.3 million (December 31, 2015 — $379.9 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and six months ended June 30, 2016, the impact of foreign exchange contracts on net income was a gain of $0.2 million (June 30, 2015 — gain of $2.2 million) and a loss of $4.2 million (June 30, 2015 — loss of $2.4 million), respectively.
As at June 30, 2016, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate notional value of $57.0 million (December 31, 2015 — $113.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore, for the three and six months ended June 30, 2016, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $2.9 million (June 30, 2015 — gain of $5.1 million) and a net unrealized loss of $5.0 million (June 30, 2015 — gain of $2.7 million), respectively.
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administrative and corporate expenses of the statement of operations and other comprehensive income. For the three and six months ended June 30, 2016, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized loss of $1.4 million (June 30, 2015 — gain of $0.1 million) and a realized loss of $2.5 million (June 30, 2015 — loss of $2.7 million), respectively.
Interest Rate Swaps. In 2014, the Company decided to let its interest rate program roll-off and not renew maturing positions. This decision was made after an extensive reassessment of the costs of maintaining an interest rate swap program in a steep yield curve environment. In addition, the continued uncertainty in the global economy, weak oil prices and low inflation make it difficult to gauge the timing and speed of interest rate rises by the Federal Reserve. On May 9, 2016, the Company terminated all remaining outstanding interest rate swaps (notional value of $256.3 million) under its International Swap Dealers Association agreement.
As at June 30, 2016, the Company had terminated all remaining interest rate swaps for a total notional amount of Nil (December 31, 2015 — $756.3 million). For the three and six months ended June 30, 2016, there was a charge in respect of the interest rate swaps of $0.6 million (June 30, 2015 — charge of $0.2 million) and a charge of $3.4 million (June 30, 2015 — charge of $3.4 million), respectively.
As at June 30, 2016, no cash collateral was held by the Company’s counterparty (December 31, 2015 — $10.1 million). As at June 30, 2016, no non-cash collateral was transferred to the Company by its counterparty (December 31, 2015 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at June 30, 2016, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	($ in millions)		($ in millions)
Balance at the beginning of the period	$407.7	$333.8	$361.1	$299.0
Acquisition costs deferred	128.1	129.3	304.9	283.4
Amortization of deferred policy acquisition costs	(126.7)	(114.1)	(256.9)	(233.4)
Balance at the end of the period	$409.1	$349.0	$409.1	$349.0

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the six months ended June 30, 2016 and twelve months ended December 31, 2015:

	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2015
	($ in millions)
Provision for losses and LAE at the start of the year	$4,938.2	$4,750.8
Less reinsurance recoverable	(354.8)	(350.0)
Net loss and LAE at the start of the year	4,583.4	4,400.8
Net loss and LAE expenses assumed	5.7	—

Provision for losses and LAE for claims incurred:
Current year	842.4	1,522.7
Prior years	(42.8)	(156.5)
Total incurred	799.6	1,366.2
Losses and LAE payments for claims incurred:
Current year	(21.0)	(141.9)
Prior years	(555.2)	(966.6)
Total paid	(576.2)	(1,108.5)

Foreign exchange (gains)	(41.4)	(75.1)

Net losses and LAE reserves at period end	4,771.1	4,583.4
Plus reinsurance recoverable on unpaid losses at period end	410.4	354.8
Provision for losses and LAE at the end of the relevant period	$5,181.5	$4,938.2
For the six months ended June 30, 2016, there was a reduction of $42.8 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $58.6 million for the six months ended June 30, 2015. The Company assumed $5.7 million of additional loss reserves as part of the acquisition of AgriLogic. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at June 30, 2016 and December 31, 2015:

	As at June 30, 2016		As at December 31, 2015
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	60,329,175	91	60,918,373	92
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Total issued share capital		126		127
Additional paid-in capital as at June 30, 2016 was $1,040.5 million (December 31, 2015 — $1,075.3 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $568.2 million (December 31, 2015 — $568.2 million) less issue costs of $12.4 million (December 31, 2015 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the six months ended June 30, 2016:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2015	60,918,373
Ordinary share transactions in the six months ended June 30, 2016
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	379,508
Ordinary shares issued to non-employee directors	9,333
Ordinary shares repurchased	(978,039)
Ordinary shares in issue as at June 30, 2016	60,329,175
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
Under open market repurchases and pursuant to a 10b5-1 plan, the Company acquired and canceled for the three and six months ended June 30, 2016 409,800 and 978,039 ordinary shares, respectively. The total consideration paid for the three and six months ended June 30, 2016 was $18.5 million and $43.5 million, respectively, with an average price per ordinary share for the three and six months ended June 30, 2016 of $45.10 and $44.46, respectively. Under open market repurchases, the Company acquired and cancelled 1,003,195 and 1,790,333 ordinary shares, respectively, for the three and six months ended June 30, 2015. The total consideration paid for the three and six months ended June 30, 2015 was $47.2 million and $83.7 million, respectively, and the average price per ordinary share was $47.06 and $46.74, respectively.

14.	Share-Based Payments
The Company has issued options and other equity incentives under three arrangements: employee incentive plans, a non-employee director plan and employee share purchase plans. When options are exercised or other equity awards have vested, new ordinary shares are issued as the Company does not currently hold treasury shares.
Employee and Non-Employee Director Awards. Employee options and other awards were granted under the Aspen 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”), prior to April 24, 2013 and thereafter under the 2013 Share Incentive Plan (the “2013 Share Incentive Plan”). The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 ordinary shares, which includes 595,683 ordinary shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan. The non-employee director awards were granted under the 2006 Stock Option Plan for Non-Employee Directors prior to April 21, 2016 and thereafter under the 2016 Stock Option Plan for Non-Employee Directors (the “2016 Non-Employee Director Plan”). The total number of ordinary shares that may be issued under the 2016 Non-Employee Director Plan is 263,695.
Stock options were granted with an exercise price equivalent to the fair value of the ordinary share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period with vesting dependent on time and performance conditions established at the time of grant. No options were granted during the three and six months ended June 30, 2016 (2015 — Nil and Nil) and 2,012 and 29,222 options, respectively, were exercised and ordinary shares issued in the three and six months ended June 30, 2016 (2015 — Nil and 83,938 options). No charges against income were made in respect of employee options for the three and six months ended June 30, 2016 (2015 — $Nil and $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a three-year period based on continued service. Some of the RSUs vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant adjusted for illiquidity and is expensed through the income statement evenly over the vesting period. In the three and six months ended June 30, 2016, the Company granted to its employees 16,980 and 292,699 RSUs, respectively (2015 — 3,837 and 242,152). Compensation costs charged against income in respect of RSUs for the three and six months ended June 30, 2016 were $2.4 million and $4.6 million, respectively (2015 — $2.5 million and $4.7 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant. On February 4, 2016 (with a grant date of February 8, 2016), the Board of Directors approved a total of 24,456 RSUs for the non-employee directors (February 9, 2015 — 27,620 RSUs) and 10,952 RSUs to the Chairman (February 9, 2015 — 12,154 RSUs). Compensation costs charged against income in respect of non-employee director RSUs for the three and six months ended June 30, 2016 were $0.4 million and $0.8 million, respectively (2015 — $0.4 million and $0.7 million).
The total fair value adjustment for all RSUs for the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively (2015 — $Nil and $0.3 million). The total tax credit recognized by the Company in relation to RSUs in the three and six months ended June 30, 2016 was $0.6 million and $1.1 million, respectively (2015 — $0.3 million and $0.7 million).
Performance Shares. During the three and six months ended June 30, 2016, the Company granted Nil and 278,477 performance shares, respectively, to its employees (2015 — Nil and 277,585). The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant are eligible for vesting each year based on a formula, and are only issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2016 is:

•	less than 4.65%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., one-third of the initial grant);

•	between 4.65% and 9.30%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or

•	between 9.30% and 18.60%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

In calculating BVPS for 2016, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and impact growth in BVPS which management does not have any control over.

The Compensation Committee will review the impact of any capital management actions undertaken during 2016, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be made in the context of such actions. The calculation of BVPS for 2016 will likewise exclude all transactional expenses incurred in connection with any transaction which, if consummated, would result in a change in control, including without limitation the cost of defending against any such transaction and any third-party legal and advisory costs. The Compensation Committee believes that it would not be appropriate for employees’ performance-related compensation to be impacted by these costs.
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
The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant adjusted for illiquidity less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and six months ended June 30, 2016 in respect of performance shares were $1.2 million and $2.8 million, respectively (2015 — $2.0 million and $2.2 million). The total tax recognized by the Company in relation to performance shares in the three and six months ended June 30, 2016 was a tax credit of $0.2 million and $0.6 million, respectively (2015 — $0.4 million and $0.5 million).
Phantom Shares. During the three and six months ended June 30, 2016, the Compensation Committee approved the grant of Nil and 146,357 phantom shares, respectively, to its employees (2015 — Nil and 135,651). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2016 performance shares, with the difference being that any vested amount would be paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing ordinary share price on the date of the grant adjusted for illiquidity, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and six months ended June 30, 2016 in respect of phantom shares were $0.6 million and $1.0 million, respectively (2015 — $1.1 million and $2.0 million) with a fair value adjustment for the three and six months ended June 30, 2016 of $0.3 million and $1.3 million, respectively (2015 — $0.9 million and $2.0 million). The total tax credit recognized by the Company in relation to phantom shares in the three and six months ended June 30, 2016 was $0.1 million and $0.3 million, respectively (2015 — $0.3 million and $0.7 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan and the International Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they will be eligible to purchase the Company’s ordinary shares at a discounted price. The purchase price will be eighty-five percent (85%) of the fair market value of an ordinary share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 12,628 and 13,153 ordinary shares, respectively, were exercised and issued during the three and six months ended June 30, 2016 (2015 — 2,224 and 54,676 shares). Compensation costs charged against income in the three and six months ended June 30, 2016 in respect of the ESPP were $0.1 million and $0.2 million, respectively (2015 — $0.1 million and $0.2 million).

15.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016				Three Months Ended June 30, 2015
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$5.5	—	$(0.1)	$5.4	$1.6	$—	$1.6
Insurance Licenses	16.6	—	—	16.6	16.6	—	16.6
Agency Relationships	24.6	—	(0.4)	24.2	—	—	—
Non-compete Agreements	2.8	—	(0.2)	2.6	—	—	—
Value of Business Acquired	1.8	—	(1.6)	0.2	—	—	—
Consulting Relationships	0.9	—	—	0.9	—	—	—
Goodwill	22.1	—	—	22.1	—	—	—
Total	$74.3	$—	$(2.3)	$72.0	$18.2	$—	$18.2

	Six Months Ended June 30, 2016				Six Months Ended June 30, 2015
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$1.6	4.0	$(0.2)	$5.4	$1.6	$—	$1.6
Insurance Licenses	16.6	—	—	16.6	16.6	—	16.6
Agency Relationships	—	25.0	(0.8)	24.2	—	—	—
Non-compete Agreements	—	2.9	(0.3)	2.6	—	—	—
Value of Business Acquired	—	1.8	(1.6)	0.2	—	—	—
Consulting Relationships	—	1.0	(0.1)	0.9	—	—	—
Goodwill	—	22.1	—	22.1	—	—	—
Total	$18.2	$56.8	$(3.0)	$72.0	$18.2	$—	$18.2

On January 19, 2016, Aspen U.S. Holdings acquired 100% of the equity voting interest of AgriLogic, a specialist U.S. crop managing general agency business with an integrated agricultural consultancy, for an initial purchase price of $53.0 million. In addition, the Company recognized $14.1 million of contingent consideration, with a total maximum payable of $22.8 million, subject to the future performance of the business and $2.0 million of ceding commission. The total consideration for the acquisition was $69.1 million.
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
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at June 30, 2016, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2015 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the licenses as at June 30, 2016 was $16.6 million (December 31, 2015 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders.
The following table details the forms and value of the Company’s restricted assets as at June 30, 2016 and December 31, 2015:

	As at June 30, 2016	As at December 31, 2015
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,357.5	$1,421.0
Third party	2,420.4	2,265.6
Letters of credit / guarantees(1)	706.1	708.5
Total restricted assets	$4,484.0	$4,395.1
Total as percent of investable assets(2)	49.8%	49.6%

(1)	As at June 30, 2016, the Company pledged funds of $696.5 million and £7.1 million (December 31, 2015 — $697.6 million and £7.1 million) as collateral for the secured letters of credit.

(2)
The comparative balance has been re-presented to reflect total restricted investable assets as a percent of investable assets. Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash and investments as at June 30, 2016 in the amount of $454.4 million (December 31, 2015 — $436.8 million).

The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at June 30, 2016 was £0.4 million (December 31, 2015 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
As of June 30, 2016, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
Other Credit Facilities. On June 30, 2016, Aspen Bermuda and Citibank Europe plc (“Citi Europe”) amended the committed letter of credit facility, dated June 30, 2012, as amended on June 30, 2014 (the “LOC Facility”). The amendment to the LOC facility extends the term of the LOC Facility to June 30, 2018 and provides a maximum aggregate amount of up to $550.0 million. Under the LOC Facility, Aspen Bermuda will pay to Citi Europe (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under a credit provided under the LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. In addition, Aspen Bermuda and Citi Europe entered into an uncommitted letter of credit facility whereby Aspen Bermuda has the ability to request letters of credit under this facility subject to the prior approval of Citi Europe. The fee associated with the uncommitted facility is a letter of credit fee based on the available amounts of each letter of credit issued under the uncommitted facility. Both the LOC Facility and the uncommitted facility are used to secure obligations of Aspen Bermuda to its policyholders. In addition to these facilities, we also use regulatory trusts to secure our obligations to policyholders.
In addition, Aspen U.K. and Aspen Bermuda had a $100.0 million secured letter of credit facility agreement with Barclays. All letters of credit issued under the facility were used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company did not extend the maturity date of the Barclays secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility. As at June 30, 2016 and December 31, 2015, the Company had no outstanding collateralized letters of credit under this facility.
For further information relating to the Company’s credit facilities, refer to Note 23 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
Interest Rate Swaps. As at June 30, 2016, cash collateral with a fair value of nil was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2015 — $10.1 million). For more information on the Company’s terminated interest rate swaps, refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at June 30, 2016 were:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.4	$16.3	$15.6	$13.8	$10.0	$89.1	$151.2

(c)	Contingent liabilities
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
As of June 30, 2016, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2015 Annual Report on Form 10-K filed with the SEC.
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
Key results for the three and six months ended June 30, 2016 include:

•
Gross written premiums of $801.7 million for the second quarter of 2016, an increase of 10.9% from the second quarter of 2015. Gross written premiums in reinsurance increased by 27.6% with growth across all lines of business and most significantly in property catastrophe and specialty reinsurance. Gross written premiums in insurance increased by 1.5% mainly due to growth from our financial and professional lines and property and casualty lines, offset by reductions in marine, aviation and energy insurance;

•
There were $65.1 million, or 10.1 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the second quarter of 2016 compared with $11.9 million, or 2.0 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the second quarter of 2015;

•
There were $41.7 million, or 6.1 combined ratio points, of pre-tax mid-sized energy, fire and aviation related losses in the insurance segment in the second quarter of 2016 compared with $40.0 million, or 6.6 combined ratio points, of pre-tax mid-sized energy, fire, weather and transportation related insurance losses in the insurance segment in the second quarter of 2015;

•
Net favorable development on prior year loss reserves of $21.2 million for the second quarter of 2016 had a 3.1 percentage point favorable impact on the combined ratio, compared with a reserve release of $31.1 million in the second quarter of 2015, which had a 5.1 percentage point favorable impact on the combined ratio;

•
Combined ratio of 100.7% for the second quarter of 2016 compared with a combined ratio of 93.6% for the second quarter of 2015. The increase in combined ratio is due to an increase in catastrophe losses, a reduction in net favorable development on prior year loss reserves and a 1.4 percentage point increase in the operating expense ratio due to costs associated with business growth and reorganization costs;

•
Realized and unrealized foreign exchange losses of $5.3 million for the second quarter of 2016 compared with losses of $11.6 million in the second quarter of 2015 predominantly due to the continued strengthening of the U.S. Dollar during the second quarters of 2015 and 2016;

•
Realized and unrealized investment gains of $36.8 million for the second quarter of 2016 compared with losses of $15.3 million in the second quarter of 2015. The gains in the quarter were due to mark to market changes in the valuation of our equity and fixed income trading portfolios;

•	Diluted net income per share of $0.89 for the quarter ended June 30, 2016 compared with diluted net income per share of $0.62 in the second quarter last year;

•	Annualized net income return on average equity of 7.2% for the second quarter of 2016 compared with 5.6% for the second quarter of 2015; and

•
Diluted book value per ordinary share(1) of $49.53 as at June 30, 2016, up 7.7% from December 31, 2015, which included net unrealized losses on foreign currency translation, net of taxes, and net unrealized gains on investments, net of taxes, recognized through other comprehensive income of $12.8 million and $114.1 million, respectively.

(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity increased by $59.7 million to $3,616.8 million during the three months ended June 30, 2016. The most significant movements were:

•
a $33.0 million increase in total other comprehensive income mainly due to a $37.2 million net unrealized gain in the available for sale investment portfolio, a net unrealized loss in foreign currency translation of $1.8 million and a $2.4 million net loss on foreign exchange contracts;

•	a $41.7 million increase in retained earnings for the period; and

•	the repurchase of 409,800 ordinary shares for $18.5 million pursuant to a 10b5-1 plan.
Ordinary shareholders’ equity as at June 30, 2016 and December 31, 2015 was:

	As at June 30, 2016	As at December 31, 2015
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,616.8	$3,419.9
Preference shares less issue expenses	(555.8)	(555.8)
Non-controlling interests	(1.5)	(1.3)
Net assets attributable to ordinary shareholders	$3,059.5	$2,862.8
Issued ordinary shares	60,329,175	60,918,373
Issued and potentially dilutive ordinary shares	61,767,449	62,240,466
Outlook and Trends

Overall, the rate environment continues to pose challenges in both our reinsurance and insurance segments, although the rate impact varies by line and geography.
In reinsurance, we had successful mid-year renewals and continued to demonstrate the strength of our client relationships and our ability to find attractive opportunities. In part as a result of our regional network, we continued to see select new business opportunities in Asia Pacific, Middle East and Africa, and Latin America. Throughout the second quarter of 2016, we also continued a managed reduction of our property catastrophe exposure by leveraging third-party capital through Aspen Capital Markets (“ACM”) and continued to provide our ACM investors with the risks they seek. Our reinsurance team continues to stay disciplined and avoids writing business that does not meet our underwriting targets.
In insurance, overall pricing in the second quarter of 2016 continued to decrease slightly with the United States modestly positive compared to the international markets where prices decreased approximately 3%. However, the pricing environment varies widely by line of business with our Financial and Professional Lines sub-segment broadly flat while our Property and Casualty sub-segment in the U.S. was broadly flat and decreased in the mid-single digits internationally. Prices in international and U.S. energy decreased approximately 10% largely driven by the excess market capacity and the continued low price of crude oil. We continue to redeploy capital from areas where pricing remains under pressure, such as in our Marine, Energy and Aviation sub-segment, into more attractive lines of business, such as Accident & Health, U.K. Regional Property & Casualty, Global Excess Casualty, U.S. Professional Liability and Cyber, where rates are under less pressure and experience is less volatile. Our insurance team, which continues to roll out its global product line strategy, has achieved scale and will pursue growth on a targeted basis in its next phase of development.
See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. There have been no changes to significant accounting policies from those disclosed in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2015 Annual Report on Form 10-K filed with the SEC and the notes to the consolidated condensed unaudited financial statements contained in this report.

Results of Operations for the Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015
The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2016 and 2015, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $78.9 million, or 10.9%, in the second quarter of 2016 compared to the second quarter of 2015.
Gross written premiums from our reinsurance segment increased by $71.9 million, or 27.6%, in the second quarter of 2016 due to growth across all our line of business. Growth in property catastrophe gross written premiums is due primarily to the early renewal of contracts previously written in the third quarter of the year and an increase in contract adjustments. The increase in our specialty reinsurance business is largely due to growth in agriculture business written following our recent acquisition of AgriLogic, a specialist U.S. crop managing general agency business with an integrated agricultural consultancy, and due to favorable premium adjustments from prior years. The increase in our casualty reinsurance lines of business is largely due to growth in our international casualty business lines.
Gross written premiums from our insurance segment increased by $7.0 million, or 1.5%, in the second quarter of 2016 mainly due to growth in our financial and professional lines and our property and casualty insurance lines offset by reductions in marine, aviation and energy insurance largely due to challenging market conditions in our marine and energy liability, offshore energy, and energy and construction insurance business lines.
The table below shows our gross written premiums for each business segment for the three months ended June 30, 2016 and 2015, and the percentage change in gross written premiums for each business segment:

Business Segment	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% increase
	($ in millions)	($ in millions)
Reinsurance	$332.6	$260.7	27.6%
Insurance	469.1	462.1	1.5%
Total	$801.7	$722.8	10.9%
Ceded reinsurance. Total reinsurance ceded for the quarter of $76.9 million decreased by $1.5 million from the second quarter of 2015 due to ceded premium reductions in our property and casualty, marine hull and marine and energy liability insurance business lines partially offset by increased ceded reinsurance for our property catastrophe reinsurance business line and additional ceded reinsurance for our new agriculture business reported in our specialty reinsurance business line. Our retention ratio, defined as net written premium as a percentage of gross written premium, increased by 1.2% to 90.4% in the second quarter of 2016 compared to 89.2% in the second quarter of 2015.
Net premiums earned. Net premiums earned in the second quarter of 2016 increased by 11.8% from the second quarter of 2015. Net premiums earned increased by 11.6% and 11.8% in reinsurance and insurance, respectively.
Losses and loss adjustment expenses. The loss ratio for the quarter increased 5.8 percentage points from 59.2% in the second quarter of 2015 to 65.0% largely due to a $56.3 million increase in catastrophe losses and a $9.9 million reduction in prior-year reserve releases.
In the reinsurance segment, the loss ratio for the three months ended June 30, 2016 was 60.5% compared to 43.3% in the equivalent period in 2015. The increase in the loss ratio in the quarter is attributable to a $49.3 million increase in catastrophe losses and a $10.3 million decrease in prior year reserve releases. In the second quarter of 2016, we experienced $51.7 million of natural catastrophe losses, net of reinsurance recoveries, including $35.7 million associated with the wildfires in Canada, $7.5 million from an earthquake in Japan and $7.0 million predominantly from weather-related events in the U.S. The comparable quarter of 2015 experienced $2.4 million of catastrophe losses from U.S. winter storms.
In the insurance segment, the loss ratio of 68.5% in the second quarter of 2016 decreased from 71.6% in the second quarter of 2015 largely due to lower attritional (i.e. non catastrophe and non mid-sized) losses in the quarter partially offset by higher catastrophe losses. In the second quarter of 2016, we experienced $25.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. In the comparative period in 2015 we experienced $20.0 million of energy-related losses, $15.0 million of fire and weather-related losses in the U.S. and a $5.0 million train derailment loss. Prior year reserve releases increased from $7.0 million in the second quarter of 2015 to $7.4 million in the current period. The insurance segment experienced catastrophe losses for U.S. weather-related events in the current and comparative quarters of $16.5 million and $9.5 million, respectively.
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended June 30, 2016 and 2015 were as follows:

Business Segment	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Reinsurance	60.5%	43.3%
Insurance	68.5%	71.6%
Total Loss Ratio	65.0%	59.2%
The tables below show our loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined second quarter 2016 catastrophe losses as losses associated with the wildfires in Canada, an earthquake in Japan and weather-related events in the U.S. We have defined catastrophe losses in the second quarter of 2015 as losses largely associated with U.S. weather-related events.
The underlying changes in loss ratios by business segment are shown in the tables below for the three months ended June 30, 2016 and 2015. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended June 30, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	60.5%	(17.4)%	43.1%
Insurance	68.5%	(4.3)%	64.2%
Total	65.0%	(10.1)%	54.9%

For the Three Months Ended June 30, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	43.3%	(0.9)%	42.4%
Insurance	71.6%	(2.8)%	68.8%
Total	59.2%	(2.0)%	57.2%
Reserve releases in our reinsurance segment decreased from $24.1 million in the second quarter of 2015 to $13.8 million in the current period. Reserve releases for the current quarter were mainly as a result of favorable development across other property and specialty reinsurance business lines. The comparative period benefited from favorable reserve development across all reinsurance lines though predominantly from our property and casualty reinsurance business lines.
Reserve releases for the insurance segment increased from $7.0 million in the second quarter of 2015 to $7.4 million in the current period. The reserve releases in the current quarter were mainly as a result of favorable development in our marine, aviation and energy business lines. The reserve releases in the comparative quarter were due primarily to favorable development in property and casualty lines.
Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	15.4%	16.7%	16.2%	17.5%	15.1%	16.1%
General and administrative expense ratio(1)	11.9	12.6	14.8	12.3	10.7	13.4
Gross expense ratio	27.3	29.3	31.0	29.8	25.8	29.5
Effect of reinsurance	2.7	5.6	4.7	2.2	6.2	4.9
Total net expense ratio	30.0%	34.9%	35.7%	32.0%	32.0%	34.4%

(1)	The total group general and administrative expense ratio includes corporate expenses which are not allocated to the segments.
The policy acquisition expense ratio increased in the second quarter of 2016 compared to the comparative quarter of 2015 due to an increase in the insurance segment ratio partially offset by a reduction in the reinsurance segment ratio. The increase in the insurance segment ratio is due predominantly to higher profit commission accruals and higher insurance taxes. The reduction in the reinsurance segment ratio was due predominantly to the receipt of Federal Excise Tax (“FET”) refunds.
General, administrative and corporate expenses increased by $21.0 million from $95.4 million in the second quarter of 2015 to $116.4 million in the second quarter of 2016 largely driven by reorganization costs and costs associated with growth in our business. The general, administrative and corporate expense ratio, before the effect of reinsurance, increased by 1.4 percentage points compared to the equivalent period in 2015.
Net investment income. Net investment income for the quarter of $48.0 million increased by 2.8% compared to $46.7 million in the second quarter of 2015 due to an increase in interest income for our fixed income securities compared to the comparative quarter of 2015.
Change in fair value of derivatives. In the three months ended June 30, 2016, we recorded a loss of $0.6 million (2015 — loss of $0.2 million) in respect of our terminated interest rate swaps, a gain of $0.2 million (2015 — gain of $2.2 million) in respect of foreign exchange contracts not designated as hedging instruments and a loss of $1.4 million (2015 — gain of $0.1 million) in respect of foreign exchange contracts designated as hedging instruments.
Income before tax. In the second quarter of 2016, income before tax was $66.2 million (2015 — $51.2 million) comprised of the amounts set out in the table below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	($ in millions)
Underwriting income	$15.6	$54.2
Corporate expenses	(20.1)	(14.8)
Other (expense)/income	(1.5)	0.6
Net investment income	48.0	46.7
Change in fair value of derivatives	(0.4)	2.0
Change in fair value of loan notes issued by variable interest entities	0.5	(3.3)
Realized and unrealized investment gains	45.1	13.5
Realized and unrealized investment losses	(8.3)	(28.8)
Net realized and unrealized foreign exchange losses	(5.3)	(11.6)
Interest expense	(7.4)	(7.3)
Income before tax	$66.2	$51.2
Taxes. Income tax expense for the three months ended June 30, 2016 was $1.3 million (2015 — $2.2 million) equating to an estimated effective tax rate of 2.0% (2015 — 4.3%). The reduction in the effective tax rate is primarily due to the agreement of the deductions available for certain interest payments in prior periods. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate remains at 20%, with a further reduction to 19% from April 1, 2017) and the U.S. (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the three months ended June 30, 2016 was $64.9 million, equivalent to basic earnings per ordinary share of $0.91 adjusted for the $9.4 million preference share dividends and $0.4 million non-controlling interest. Fully diluted earnings per ordinary share were $0.89 for the three months ended June 30, 2016. Net income after tax for the three months ended June 30, 2015 was $49.0 million, equivalent to basic earnings per ordinary share of $0.64 after deducting $9.4 million preference share dividends and $0.5 million non-controlling interest. Fully diluted earnings per ordinary share were $0.62 for the three months ended June 30, 2015.

Realized and unrealized investment gains/(losses). Total realized and unrealized investment gains for the three months ended June 30, 2016 were $36.8 million (2015 — losses of $15.3 million) comprising the amounts set out in the table below:

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.1	$1.1
Fixed income securities — gross realized (losses)	(1.3)	(0.6)
Equity securities — gross realized gains	—	—
Equity securities — gross realized (losses)	—	—
Short-term investments — gross realized gains	0.2	—
Short-term investments — gross realized (losses)	(0.1)	—
Cash and cash equivalents — gross realized gains	0.1	—
Cash and cash equivalents — gross realized (losses)	0.2	—
Trading:
Fixed income securities — gross realized gains	4.0	1.3
Fixed income securities — gross realized (losses)	(0.6)	(0.4)
Equity securities — gross realized gains	9.3	11.9
Equity securities — gross realized (losses)	(6.5)	(4.3)
Catastrophe bonds	—	(0.8)
Net change in gross unrealized gains	29.4	(23.5)
Total realized and unrealized investment gains/(losses)	$36.8	$(15.3)
Other comprehensive income. We recorded a $33.0 million increase in our total other comprehensive income for the three months ended June 30, 2016 (2015 — reduction of $84.5 million), net of taxes. The increase was mainly due to a $38.2 million gain in the net unrealized available for sale investment portfolio (2015 — $74.0 million net unrealized loss), a $1.8 million net unrealized loss in foreign currency translation (2015 — $16.2 million net unrealized loss), a $2.4 million net loss from hedged foreign exchange contracts (2015 — $5.1 million gain) and a $1.0 million reclassification of net realized gains to net income (2015 — $0.6 million reclassified net realized losses) as a result of the sale of the available for sale equity portfolio.
Non-controlling interest. In the three months ended June 30, 2016, we recorded an increase of $0.4 million (2015 — $0.5 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary shares and preference shares in the three months ended June 30, 2016 were $22.8 million (2015 — $22.4 million). The dividend on our ordinary shares increased from $0.21 per ordinary share to $0.22 per ordinary share on April 21, 2016.
Underwriting Results by Business Segments — Second Quarter
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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2016 and 2015. The contributions of each business segment to gross written premiums in the three months ended June 30, 2016 and 2015 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$332.6	41.5%	$260.7	36.1%
Insurance	469.1	58.5	462.1	63.9
Total	$801.7	100.0%	$722.8	100.0%
Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty reinsurance (credit and surety, agriculture insurance and reinsurance, marine, aviation, terrorism, engineering and other specialty lines). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our reinsurance segment increased by 27.6% compared to the three months ended June 30, 2015. The table below shows our gross written premiums for each line of business for the three months ended June 30, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$97.7	$67.3	45.2%
Other property reinsurance	84.3	84.0	0.4%
Casualty reinsurance	57.3	49.0	16.9%
Specialty reinsurance	93.3	60.4	54.5%
Total	$332.6	$260.7	27.6%
The increase in property catastrophe gross written premiums is primarily due to the early renewal of contracts which previously renewed in the third quarter of the year and an increase in contract adjustments. The increase in our casualty reinsurance lines of business is largely due to growth in our international casualty business lines while the increase in our specialty reinsurance business is largely due to $12.0 million of agriculture business sourced following our recent acquisition of AgriLogic and favorable premium adjustments from prior years.
Losses and loss adjustment expenses. The loss ratio for the three months ended June 30, 2016 was 60.5% compared to 43.3% in the equivalent period in 2015. The increase in the loss ratio in the quarter is attributable to a $49.3 million increase in catastrophe losses, a $10.3 million decrease in prior year reserve releases and changes in business mix towards lines which have higher non-catastrophe loss ratios. In the second quarter of 2016, we experienced $51.7 million of natural catastrophe losses, net of reinsurance recoveries, including $35.7 million of losses associated with the wildfires in Canada, $7.5 million from an earthquake in Japan and $7.0 million from weather-related events in the U.S. The comparable quarter of 2015 experienced $2.4 million of catastrophe losses from U.S. winter storms. Reserve releases for the current quarter were mainly as a result of favorable development in our other property and specialty reinsurance business lines. The comparative period benefited from favorable reserve development in U.S. casualty and property pro rata business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $50.7 million for the three months ended June 30, 2016, equivalent to 16.9% of net premiums earned, compared to $50.4 million, or 18.8% of net premiums earned in the equivalent period in 2015. The reduction in the acquisition expense ratio is due to the receipt of FET refunds, increases in over-rider commission and changes in business mix toward agriculture and specialty marine business lines which have lower average commission rates. The general and administrative expenses of $39.1 million increased compared to $35.4 million in the equivalent period in 2015 due to costs associated with our acquisition of AgriLogic in addition to other planned expenses to support business growth. The general and administrative expense ratio decreased to 13.1% from 13.2% in the same period in 2015 due to the increase in expenses being less significant than the growth in net premiums earned.

Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2015 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment increased by 1.5% compared to the three months ended June 30, 2015. The table below shows our gross written premiums for each line of business for the three months ended June 30, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$257.6	$254.8	1.1%
Marine, aviation and energy insurance	93.8	103.2	(9.1)%
Financial and professional lines insurance	117.7	104.1	13.1%
Total	$469.1	$462.1	1.5%

The increase in property and casualty gross written premiums is largely attributable to growth in our U.S. excess casualty, U.K. corporate property and casualty and railroad business lines offset by reductions in U.S. casualty and excess casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to challenging market conditions in our energy and construction, marine and energy liability and offshore energy business lines. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our credit and political risks, accident and health and U.S. professional liability insurance business lines.
Losses and loss adjustment expenses. The loss ratio of 68.5% in the second quarter of 2016 decreased from 71.6% in the second quarter of 2015 largely due to lower attritional losses in the quarter partially offset by higher catastrophe losses. In the second quarter of 2016, we experienced $25.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. In the comparative period in 2015 we experienced $20.0 million of energy-related losses, $15.0 million of fire and weather-related losses in the U.S. and a $5.0 million train derailment loss. Prior year reserve releases increased from $7.0 million in the second quarter of 2015 to $7.4 million in the current period. The insurance segment experienced catastrophe losses for U.S. weather-related events in the current and comparative quarters of $16.5 million and $9.5 million, respectively.
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
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended June 30, 2016 increased to 19.9% of net premiums earned compared to 18.7% in the second quarter of 2015 due to higher profit commission accruals, higher insurance taxes and lower over-rider commissions. Our general and administrative expenses increased by $12.0 million from $45.2 million in the second quarter of 2015 to $57.2 million in the current quarter due to reorganization costs and costs associated with growth in our insurance business.
Results of Operations for the Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015
The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2016 and 2015, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to our business segments.
Gross written premiums. Gross written premiums increased by $135.4 million, or 8.2%, in the first half of 2016 compared to the same period in 2015.
Gross written premiums from our reinsurance segment increased by 14.0% largely due to growth in specialty reinsurance and casualty reinsurance business lines. The increase in our specialty reinsurance business is due to growth in agriculture business written following our acquisition of AgriLogic and growth in specialty marine business. The increase in our casualty reinsurance lines of business is largely due to growth in our U.S. casualty treaty and international casualty business lines.

Gross written premiums from our insurance segment increased by 3.4% mainly due to growth in our financial and professional lines and our property and casualty insurance lines offset by a reduction in our marine, aviation and energy insurance lines largely due to challenging market conditions in our marine and energy liability, offshore energy, and energy and construction insurance business lines.
The table below shows our gross written premiums for each business segment for the six months ended June 30, 2016 and 2015, and the percentage change in gross written premiums for each business segment:

Business Segment	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% increase
	($ in millions)	($ in millions)
Reinsurance	$850.2	$745.5	14.0%
Insurance	927.2	896.5	3.4%
Total	$1,777.4	$1,642.0	8.2%
Ceded reinsurance. Total reinsurance ceded for the first half of 2016 of $252.9 million increased by $18.5 million compared to the first half of 2015. The increase is in line with the overall growth in gross written premiums. In addition ceded reinsurance costs have increased for our reinsurance segment due to increased ceded reinsurance for our property catastrophe business line and for our new agriculture business reported in our specialty reinsurance business line. Ceded reinsurance costs have decreased for our insurance segment in our property and casualty, marine hull and marine and energy liability business lines. Our retention ratio, defined as net written premium as a percentage of gross written premium, increased by 1.8% to 82.9% in the first half of 2016 compared to 81.1% in the first half of 2015.
Net premiums earned. Net premiums earned in the first six months of 2016 increased by 11.7% compared to the first six months of 2015 due to an increase in gross written premiums partially offset by higher ceded premiums.
Losses and loss adjustment expenses. The loss ratio increased by 4.1 percentage points from 55.4% in the first six months of 2015 to 59.5% for the first six months of 2016.
In the reinsurance segment, the loss ratio for the six months ended June 30, 2016 was 54.4% compared to 42.8% in the equivalent period in 2015 due largely to a $52.3 million increase in catastrophe losses and a $5.3 million reduction in reserve releases compared to 2015. In the first half of 2016, we experienced $62.4 million of natural catastrophe losses, net of reinsurance recoveries, including $35.7 million associated with the wildfires in Canada, $15.8 million from weather-related events in the U.S. and $7.5 million from an earthquake in Japan. In the comparable period in 2015 there were $10.1 million of natural catastrophe losses comprising $6.9 million of losses associated with North American weather-related events and $3.2 million of other losses associated predominantly with European and Australian storms. Reserve releases decreased from $37.3 million in the first half of 2015 to $32.0 million in the current period. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
In the insurance segment, the loss ratio of 63.3% for the first half of 2016 decreased from 64.9% for the comparable period in 2015 largely due to lower attritional losses partially offset by higher catastrophe losses. In the first half of 2016, we experienced $29.6 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. In the comparative period of 2015, there were $20.0 million of energy-related losses, $15.0 million of fire and weather-related losses in the U.S. and a $5.0 million train derailment loss. In the first six months of 2016, there were $24.6 million of catastrophe losses associated with U.S. weather-related events compared to $15.3 million in the first half of 2015. Prior year reserve releases decreased by $10.5 million from $21.3 million in the first half of 2015 to $10.8 million in the current period. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the six months ended June 30, 2016 and 2015 were as follows:

Business Segment	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Reinsurance	54.4%	42.8%
Insurance	63.3%	64.9%
Total Loss Ratio	59.5%	55.4%
We also present, in the tables below, loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we defined the major 2016 catastrophe losses as losses associated with the wildfires in Canada, weather-related events in the U.S., and several earthquakes. We defined major 2015 catastrophe losses associated with North American weather-related events and other losses associated predominantly with European and Australian storms.
The underlying changes in loss ratios by business segment are shown in the tables below for the six months ended June 30, 2016 and 2015. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if applicable, from catastrophe loss events.

For the Six Months Ended June 30, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	54.4%	(10.8)%	43.6%
Insurance	63.3%	(3.2)%	60.1%
Total	59.5%	(6.5)%	53.0%

For the Six Months Ended June 30, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	42.8%	(2.0)%	40.8%
Insurance	64.9%	(2.2)%	62.7%
Total	55.4%	(2.1)%	53.3%
Reserve releases in our reinsurance segment decreased from $37.3 million in the first half of 2015 to $32.0 million in the current period. Reserve releases in the insurance segment reduced from $21.3 million in the first half of 2015 to $10.8 million in the first half of 2016. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.
Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	17.3%	16.3%	16.7%	18.8%	15.5%	16.8%
General and administrative expense ratio(1)	13.1	12.9	15.4	12.3	12.0	14.2
Gross expense ratio	30.4	29.2	32.1	31.1	27.5	31.0
Effect of reinsurance	3.0	5.2	4.6	2.1	6.1	4.8
Total net expense ratio	33.4%	34.4%	36.7%	33.2%	33.6%	35.8%

(1)	The total group general and administrative expense ratio includes corporate expenses which are not allocated to the segments.
Policy acquisition expenses increased by $23.5 million in the first half of 2016 compared to the equivalent period in 2015 largely due to changes in the mix of business written towards a greater proportion of other property and specialty reinsurance and due to the receipt of FET refunds.
General, administrative and corporate expenses increased by $38.6 million for the first half of 2016 compared to the first half of 2015. The general, administrative and corporate expense ratio, before the effect of reinsurance, increased by 1.4 percentage points compared to the prior period in 2015 due to an increase in costs in our reinsurance segment as a result of our acquisition of AgriLogic and increased corporate costs associated with the growth in our business and reorganization costs.
Net investment income. Net investment income for the first half of 2016 was $97.5 million, an increase of 3.6% compared to $94.1 million in the first half of 2015 due primarily to an increase in interest income from our fixed income portfolio and growth in equity dividends.
Change in fair value of derivatives. In the six months ended June 30, 2016, we recorded a charge of $3.4 million (2015 — charge of $3.4 million) in respect of our terminated interest rate swaps and a loss of $4.2 million (2015 — loss of $2.4 million)

in respect of foreign exchange contracts not designated as hedging instruments and a loss of $2.5 million (2015 — loss of $2.7 million) in respect of foreign exchange contracts designated as hedging instruments.
Income before tax. In the six months ended June 30, 2016, income before tax was $183.1 million (2015 — $184.3 million) comprising the amounts set out in the table below:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	($ in millions)
Underwriting income	$88.4	$134.7
Corporate expenses	(37.2)	(29.3)
Other (expenses)/income	(0.1)	1.9
Net investment income	97.5	94.1
Change in fair value of derivatives	(7.6)	(5.8)
Change in fair value of loan notes issued by variable interest entities	(3.9)	(6.2)
Realized and unrealized investment gains	110.7	70.9
Realized and unrealized investment losses	(28.9)	(43.3)
Net realized and unrealized foreign exchange losses	(21.0)	(18.0)
Interest expense	(14.8)	(14.7)
Income before tax	$183.1	$184.3
In the six months ended June 30, 2016, we recorded a net change in gross realized and unrealized gains of $81.8 million driven primarily by mark to market gains in both our fixed income and equity portfolios.
Taxes. Income tax expense for the six months ended June 30, 2016 was $3.8 million (2015 — $7.3 million) equating to an estimated effective tax rate of 2.1% (2015 — 4.0%). The reduction in the effective tax rate is primarily due to the agreement of the deductions available for certain interest payments in prior periods. The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2016 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability the business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate remains at 20%, with a further reduction to 19% from April 1, 2017) and the U.S. (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the six months ended June 30, 2016 was $179.3 million, equivalent to basic earnings per share of $2.64 adjusted for the $18.9 million preference share dividends and $0.2 million non-controlling interest. Net income after tax for the six months ended June 30, 2015 was $177.0 million, equivalent to basic earnings per ordinary share of $2.55, adjusted for the $18.9 million preference share dividends and $0.5 million of non-controlling interest. Fully diluted earnings per ordinary share were $2.57 for the six months ended June 30, 2016 compared to $2.50 for the equivalent period in 2015.

Investment gains. Realized and unrealized investment gains for the six months ended June 30, 2016 were $81.8 million (2015 — $27.6 million) comprising the amounts set out in the table below:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$9.2	$7.3
Fixed income maturities — gross realized (losses)	(3.7)	(1.1)
Equity securities — gross realized gains	—	31.9
Equity securities — gross realized (losses)	—	(3.0)
Short-term investments — gross realized gains	0.2	—
Short-term investments — gross realized (losses)	(0.1)	—
Cash and cash equivalents — gross realized gains	0.1	—
Cash and cash equivalents — gross realized (losses)	(0.5)	—
Trading:
Fixed income securities — gross realized gains	5.2	3.3
Fixed income securities — gross realized (losses)	(6.4)	(2.6)
Equity securities — gross realized gains	15.2	28.4
Equity securities — gross realized (losses)	(18.0)	(13.1)
Catastrophe bonds	(0.2)	(0.8)
Net change in gross unrealized gains	80.8	(22.7)
Total realized and unrealized investment gains	$81.8	$27.6
In the six months ended June 30, 2016, we recorded a net change in gross unrealized gains of $80.8 million driven by mark to market gains in both our fixed income and equity portfolios.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the six months ended June 30, 2016 and 2015 was $Nil. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
Other comprehensive income. We recorded an increase in our total other comprehensive income for the six months ended June 30, 2016 of $97.5 million (2015 — reduction of $115.8 million), net of taxes. This is comprised of a $118.8 million net unrealized gain on the available for sale investment portfolio (2015 — $44.9 million net unrealized loss), a $4.7 million reclassification of net realized gains to net income (2015 — $31.3 million reclassified net realized gains), a net unrealized loss in foreign currency translation of $12.8 million (2015 — $42.3 million net unrealized loss) and a net unrealized loss on hedged derivative contracts of $3.8 million (2015 — gain of $2.7 million).
Non-controlling interest. In the six months ended June 30, 2016, we recorded an increase of $0.2 million (2015 — increase of $0.5 million) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited, our U.K. regional property and casualty subsidiary.
Dividends. The dividend on our ordinary shares increased from $0.21 per ordinary share to $0.22 per ordinary share on April 21, 2016. The dividend on our ordinary shares increased from $0.20 per ordinary share to $0.21 per ordinary share on April 22, 2015. Dividends paid on our ordinary and preference shares in the six months ended June 30, 2016 were $26.2 million and $18.9 million, respectively (2015 — $25.4 million and $18.9 million).

Underwriting Results by Business Segments —Half Year
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2016 and 2015. The contributions of each business segment to gross written premiums in the six months ended June 30, 2016 and 2015 were as follows:

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	($ in millions)	(% of gross written premiums)	($ in millions)	(% of gross written premiums)
Reinsurance	$850.2	47.8%	$745.5	45.4%
Insurance	927.2	52.2	896.5	54.6
Total	$1,777.4	100.0%	$1,642.0	100.0%
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment for the six months ended June 30, 2016 increased by 14.0% compared to the six months ended June 30, 2015. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$225.3	$221.1	1.9%
Other property reinsurance	187.3	193.9	(3.4)%
Casualty reinsurance	184.4	163.7	12.6%
Specialty reinsurance	253.2	166.8	51.8%
Total	$850.2	$745.5	14.0%

Gross written premiums in our property catastrophe business lines increased primarily due to the early renewal of contracts which had previously renewed in the third quarter of the year and some new business opportunities which were written in conjunction with an increase in retrocession costs offsetting reductions in business written due to challenging market conditions. The decrease in other property reinsurance is largely due to reductions in prior year premium estimates on proportional contracts. The increase in our casualty reinsurance lines of business is largely due to growth in our U.S. casualty treaty and international casualty business lines. The increase in our specialty reinsurance business is due to growth in agriculture business written following our acquisition of AgriLogic and favorable premium adjustments from prior years.
Losses and loss adjustment expenses. The loss ratio for the six months ended June 30, 2016 was 54.4% compared to 42.8% in the equivalent period in 2015 due largely to a $52.3 million increase in catastrophe losses and a $5.3 million reduction in reserve releases. In the first half of 2016, we experienced $62.4 million of natural catastrophe losses, net of reinsurance recoveries, including $35.7 million associated with the wildfires in Canada, $15.8 million from weather-related events in the U.S. and $7.5 million from an earthquake in Japan. In the comparable period in 2015 there were $10.1 million of natural catastrophe losses, comprising $6.9 million of losses associated with North American weather-related events and $3.2 million of other losses associated predominantly with European and Australian storms. Reserve releases decreased from $37.3 million in the first half of 2015 to $32.0 million in the current period. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $110.1 million for the six months ended June 30, 2016 equivalent to 19.0% of net premiums earned compared to $103.8 million, or 20.1% of net premiums earned, in the equivalent period in 2015. The decrease in the acquisition ratio is due predominantly to the receipt of FET refunds.
The general and administrative expense ratio of 14.4% increased from 13.1% for the same period in 2015 due predominantly to costs associated with our acquisition of AgriLogic.

Insurance
Gross written premiums. Gross written premiums in our insurance segment for the six months ended June 30, 2016 increased by 3.4% compared to the six months ended June 30, 2015. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2016 and 2015, and the percentage change in gross written premiums for each line:

Lines of Business	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$483.9	$468.2	3.4%
Marine, aviation and energy insurance	211.5	234.9	(10.0)%
Financial and professional lines insurance	231.8	193.4	19.9%
Total	$927.2	$896.5	3.4%

The increase in property and casualty insurance gross written premiums is largely attributable to growth in our U.S. excess casualty, U.K. corporate property and casualty, global corporate property and railroad insurance business lines offset by reductions in U.S. casualty and U.S. environmental business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to challenging market conditions in our marine and energy liability, offshore energy, and energy and construction insurance business lines offset by growth in our aviation insurance business line. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our accident and health, credit and political risks, management liability and U.S. professional liability business lines.
Losses and loss adjustment expenses. The loss ratio of 63.3% for the first half of 2016 decreased from 64.9% for the comparable period in 2015 largely due to lower attritional losses partially offset by higher catastrophe losses. In the first half of 2016, we experienced $29.6 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. In the comparative period of 2015, there were $20.0 million of energy-related losses, $15.0 million of fire and weather-related losses in the U.S. and a $5.0 million train derailment loss. In the first six months of 2016, there were $24.6 million of catastrophe losses associated with U.S. weather-related events compared to $15.3 million in the first half of 2015. Prior year reserve releases decreased by $10.5 million from $21.3 million in the first half of 2015 to $10.8 million in the current period. The reserve releases in the six-month period were principally from our marine, aviation and energy lines most notably our energy physical damage offsetting adverse development in our property and casualty lines of business. The release in the comparative period in 2015 was due primarily from our property and casualty lines most notably excess casualty, U.S. commercial and U.S. property business lines offsetting adverse development in other marine, aviation and energy lines of business. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the six months ended June 30, 2016 increased slightly to 19.2% of net premiums earned compared to 18.9% in the comparable period. Our general and administrative expenses in the first half of 2016 increased by $15.3 million to $115.8 million from $100.5 million in the comparable period of 2015 predominantly due to costs associated with our growth in our insurance business.

Cash and Investments
As at June 30, 2016 and December 31, 2015, total cash and investments were $8.9 billion and $8.9 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2016		As at December 31, 2015
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,147.4	12.8%	$1,123.1	12.7%
U.S. agency	131.2	1.5	158.7	1.8
Municipal	26.2	0.3	26.6	0.3
Corporate	2,663.2	29.8	2,660.6	30.4
Non-U.S. government-backed corporate	69.5	0.8	82.1	0.9
Foreign government	641.7	7.2	644.2	7.3
Asset-backed	72.9	0.8	76.0	0.9
Non-agency commercial mortgage-backed	18.5	0.2	26.7	0.3
Agency mortgage-backed	1,237.5	13.8	1,153.1	13.1
Total fixed income securities — available for sale	$6,008.1	67.2%	$5,951.1	67.7%
Fixed income securities — trading
U.S. government	53.9	0.6	27.3	0.3
Municipal	4.8	—	0.5	—
Corporate	658.0	7.4	558.2	6.3
Foreign government	202.2	2.3	179.5	2.0
Asset-backed	15.8	0.2	20.5	0.2
Mortgage-backed securities	23.1	0.3	—	—
Bank loans	—	—	2.0	—
Total fixed income securities — trading	$957.8	10.8%	$788.0	8.8%
Total other investments	8.7	0.1	8.9	0.1
Total catastrophe bonds — trading	21.5	0.2	55.4	0.6
Total equity securities — trading	785.6	8.8	736.4	8.4
Total short-term investments — available for sale	108.9	1.2	162.9	1.8
Total short-term investments — trading	12.9	0.1	9.5	0.1
Total cash and cash equivalents	1,038.8	11.6	1,099.5	12.5
Total cash and investments	$8,942.3	100.0%	$8,860.7	100.0%
Fixed Income Securities. As at June 30, 2016, the average credit quality of our fixed income portfolio was “AA-,” with 88.8% of the portfolio rated “A” or higher. As at December 31, 2015, the average credit quality of our fixed income portfolio was “AA-,” with 88.8% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at June 30, 2016 was 3.55 years compared to 3.65 years as at December 31, 2015 (December 31, 2015 - 3.57 years including the impact of the interest rate swaps).

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at June 30, 2016. Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,260.6	$1,260.6
Non-agency commercial	3.6	14.9	18.5
Total mortgage-backed securities	$3.6	$1,275.5	$1,279.1
Equity Securities. Equity securities are comprised of U.S. and foreign equity securities and in prior periods were classified as available for sale or trading. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result, there was a realized investment gain of $28.9 million on this sale in 2015. The total investment return from the available for sale and trading equity portfolios for the three and six months ended June 30, 2016 and 2015 was as follows:

	For the Three Months Ended		For the Six Months Ended
Available for Sale Equity Portfolio	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)		($ in millions)
Dividend income	$—	$0.1	$—	$0.1
Net realized investment gains	—	—	—	31.5
Net unrealized (losses), gross of tax	—	—	—	(31.5)
Net realized foreign exchange (losses)	—	—	—	(5.5)
Net unrealized foreign exchange gains	—	—	—	4.2
Total investment (loss)/return from the available for sale equity portfolio	$—	$0.1	$—	$(1.2)

	For the Three Months Ended		For the Six Months Ended
Trading Equity Portfolio	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)		($ in millions)
Dividend income	$5.5	$5.7	$12.4	$11.9
Net realized investment gains	4.8	11.4	3.4	24.9
Net unrealized gains, gross of tax	20.8	(25.3)	33.6	(21.9)
Net realized foreign exchange (losses)	(2.2)	(5.3)	(6.2)	(10.4)
Net unrealized foreign exchange gains/(losses)	(5.5)	14.8	7.3	2.9
Total investment (loss)/return from the trading equity portfolio	$23.4	$1.3	$50.5	$7.4
Interest rate swaps. On May 9, 2016, we terminated the remainder of our interest rate swap program. As at June 30, 2016, the interest rate swaps program had a notional value of nil compared with $756.3 million at December 31, 2015. For the six months ended June 30, 2016, there was a charge in respect of the interest rate swaps of $3.4 million which consisted of a $9.6 million mark to market gain less $13.0 million of net interest payments. For more information on our terminated interest rate swaps, refer to Note 10 “Derivative Contracts — Interest Rate Swaps” of the consolidated condensed unaudited financial statements contained in this report.
European Fixed Income and Equity Exposures. As at June 30, 2016, we had $964.2 million, or 10.8% of our total cash and investments, invested in securities issued by European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”).
We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. We continue to prohibit purchases of GIIPS sovereign (and Belgium) and guaranteed debt, peripheral European bank debt and corporate bonds issued by companies domiciled in GIIPS countries.
We may purchase bonds issued by U.K and non-peripheral European select corporate financial issuers.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at June 30, 2016. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at June 30, 2016 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$10.4	$—	$—	$—	$—	$10.4	1.1%
Belgium	—	—	24.4	—	—	7.3	31.7	3.3
Czech Republic	—	—	—	—	—	0.2	0.2	—
Denmark	5.1	—	—	0.4	—	5.7	11.2	1.2
Finland	—	16.5	—	—	—	7.6	24.1	2.5
France	—	22.6	31.9	3.5	—	15.3	73.3	7.6
Germany	32.0	15.9	59.0	14.9	—	14.5	136.3	14.1
Ireland	—	—	—	—	—	0.3	0.3	—
Latvia	—	—	0.6	—	—	—	0.6	0.1
Lithuania	—	—	0.9	—	—	—	0.9	0.1
Luxembourg	—	—	—	0.3	—	—	0.3	—
Netherlands	18.1	—	42.2	8.5	—	—	68.8	7.1
Norway	3.4	—	13.3	0.4	—	—	17.1	1.8
Poland	—	—	—	10.9	—	0.1	11.0	1.1
Romania	—	—	—	6.8	—	—	6.8	0.7
Sweden	—	13.9	—	1.0	—	6.1	21.0	2.2
Switzerland	6.3	25.3	21.5	6.1	—	67.8	127.0	13.2
United Kingdom	11.2	193.2	62.8	43.0	—	113.0	423.2	43.9
Total European Exposures	$76.1	$297.8	$256.6	$95.8	$—	$237.9	$964.2	100.0%

	As at June 30, 2016 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Unrealized Pre-tax Gain/Loss
	($ in millions except percentages)
Austria	$3.0	$—	$7.4	$—	$—	$—	$—	$—	$—	$10.4	$0.3
Belgium	—	—	—	—	—	—	24.4	—	7.3	31.7	2.1
Czech Republic	—	—	—	—	—	—	—	—	0.2	0.2	—
Denmark	—	—	—	—	5.1	—	0.4	—	5.7	11.2	0.9
Finland	8.9	—	—	—	7.6	—	—	—	7.6	24.1	1.9
France	1.5	—	5.6	23.1	—	6.4	21.4	—	15.3	73.3	0.2
Germany	7.4	—	22.1	6.2	10.7	—	75.4	—	14.5	136.3	1.5
Ireland	—	—	—	—	—	—	—	—	0.3	0.3	—
Latvia	0.6	—	—	—	—	—	—	—	—	0.6	—
Lithuania	0.9	—	—	—	—	—	—	—	—	0.9	—
Luxembourg	—	—	—	—	—	—	0.3	—	—	0.3	—
Netherlands	—	—	—	19.1	—	16.1	33.6	—	—	68.8	2.0
Norway	—	—	—	16.7	—	—	0.4	—	—	17.1	0.8
Poland	10.9	—	—	—	—	—	—	—	0.1	11.0	0.2
Romania	6.8	—	—	—	—	—	—	—	—	6.8	0.2
Sweden	—	—	—	7.2	—	7.7	—	—	6.1	21.0	(0.6)
Switzerland	6.3	—	—	—	—	8.7	44.2	—	67.8	127.0	7.0
United Kingdom	190.4	0.5	2.8	—	—	11.5	95.2	11.1	111.7	423.2	11.2
Total European Exposures	$236.7	$0.5	$37.9	$72.3	$23.4	$50.4	$295.3	$11.1	$236.6	$964.2	$27.7

Reserves for Losses and Loss Adjustment Expenses
As at June 30, 2016, we had total net loss and loss adjustment expense reserves of $4,771.1 million (December 31, 2015 — $4,583.4 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at June 30, 2016 and December 31, 2015, respectively:

	As at June 30, 2016
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,528.7	$(54.1)	$2,474.6
Insurance	2,652.8	(356.3)	2,296.5
Total losses and loss expense reserves	$5,181.5	$(410.4)	$4,771.1

	As at December 31, 2015
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,441.9	$(32.4)	$2,409.5
Insurance	2,496.3	(322.4)	2,173.9
Total losses and loss expense reserves	$4,938.2	$(354.8)	$4,583.4

For the six months ended June 30, 2016, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $42.8 million. An analysis of this reduction by business segment is as follows for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	($ in millions)		($ in millions)
Reinsurance	$13.8	$24.1	$32.0	$37.3
Insurance	7.4	7.0	10.8	21.3
Total losses and loss expense reserves reductions	$21.2	$31.1	$42.8	$58.6
The key elements which gave rise to the net positive development during the three months ended June 30, 2016 were as follows:
Reinsurance. Net reserve releases were $13.8 million in the current quarter. The largest releases in the quarter were from our other property and specialty reinsurance business lines due to better than expected development.
Insurance. Net reserve releases were $7.4 million in the current quarter. The largest releases in the quarter were from marine, aviation and energy and financial and professional lines due to better than expected development offsetting adverse development in our property and casualty lines of business.
The key elements which gave rise to the net positive development during the six months ended June 30, 2016 were as follows:
Reinsurance. Net reserve releases were $32.0 million in the period. The largest releases in the quarter were from our other property, specialty and casualty lines due to better than expected development.
Insurance. Net reserve releases were $10.8 million in the period. The largest releases in the quarter were from marine, aviation and energy and financial and professional lines due to better than expected development offsetting adverse development in our property and casualty lines of business.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2015 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at June 30, 2016 compared to December 31, 2015:

	As at June 30, 2016	As at December 31, 2015
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,061.0	$2,864.1
Preference shares (liquidation preferences net of issue costs)	555.8	555.8
Long-term debt	549.3	549.2
Loan notes issued by variable interest entities(1)	105.5	190.6
Total capital	$4,271.6	$4,159.7
(1) We do not consider the loan notes issued by VIEs to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at June 30, 2016, total shareholders’ equity was $3,616.8 million compared to $3,419.9 million as at December 31, 2015. Our total shareholders’ equity as at June 30, 2016 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $555.8 million net of share issuance costs (December 31, 2015 — $555.8 million).
On April 21, 2016, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.21 per ordinary share to $0.22 per ordinary share. On April 22, 2015, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.20 per ordinary share to $0.21 per ordinary share.

We acquired and canceled 409,800 and 978,039 ordinary shares, respectively, in the three and six months ended June 30, 2016. The total consideration paid was $18.5 million and $43.5 million, respectively, with an average price per ordinary share for the three and six months ended June 30, 2016 of $45.10 and $44.46, respectively. As at June 30, 2016, we had $372.8 million remaining under our current share repurchase authorization of $500.0 million granted on February 5, 2015.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at June 30, 2016, this ratio was 28.3% (December 31, 2015 — 31.1%).
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at June 30, 2016 and December 31, 2015, the value of the debt less amortization expenses was $549.3 million and $549.2 million, respectively. Management monitors the ratio of debt to total capital which was 15.3% as at June 30, 2016 (December 31, 2015 — 17.8%).
In addition to the senior notes issued by Aspen Holdings, Silverton has also issued Loan Notes. The fair value of the Loan Notes as at June 30, 2016 was $105.5 million (December 31, 2015 — $190.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC and to Note 7 of this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,616.8 million as at June 30, 2016 (December 31, 2015 — $3,419.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and preference shares are listed on the New York Stock Exchange.
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
As at June 30, 2016, Aspen Holdings held $101.3 million of cash, cash equivalents and investments (December 31, 2015 — $136.3 million) with the decrease due to the acquisition of AgriLogic, the repurchase of ordinary shares in the first half of 2016 and other corporate expenses being greater than the receipt of dividend income from subsidiary companies. Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain adequate capital requirements to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a prior “non-objection” to all future dividend payments made by Aspen U.K. For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2015 Annual Report on Form 10-K filed with the SEC. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 16 of the “Notes to the Audited Consolidated Financial Statements” in our 2015 Annual Report on Form 10-K filed with the SEC.
Operating Subsidiaries. As at June 30, 2016, the Operating Subsidiaries held $820.1 million (December 31, 2015 — $1,136.4 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2016 and for the foreseeable future.

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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. For more information on these arrangements, including a table showing the forms of collateral or other security provided in respect of these obligations and undertakings, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2015 Annual Report on Form 10-K filed with the SEC.
Consolidated Cash Flows for the Six Months Ended June 30, 2016. Total net cash flow from operations for the six months ended June 30, 2016 was $242.2 million, a decrease of $37.8 million from the comparative period in 2015. The decrease is mainly attributable to the acquisition of AgriLogic. For the six months ended June 30, 2016, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 16 of the consolidated condensed unaudited financial statements contained in this report.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at June 30, 2016:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.4	$16.3	$15.6	$13.8	$10.0	$89.1	$151.2
Long-Term Debt Obligations(1)	—	—	—	—	250.0	300.0	550.0
Reserves for losses and LAE(2)	675.3	1,103.2	812.3	602.1	425.2	1,563.4	5,181.5
Total	$681.7	$1,119.5	$827.9	$615.9	$685.2	$1,952.5	$5,882.7

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or $37.8 million dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $105.5 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we have utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in the Company’s 2015 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the SEC and due to the factors set out in this report under “Cautionary Statement Regarding Forward-Looking Statements” below.

Further information on operating leases is given in Item 2, “Properties” in our 2015 Annual Report on Form 10-K filed with the SEC.
For a discussion of our derivative instruments, refer to Note 10 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 included in this report.

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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at June 30, 2016, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
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

•	the impact of the vote and resulting negotiations as a result of the vote by the U.K. electorate in favor of a U.K. exit from the E.U. in the recent in-or-out referendum;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products;

•	cyclical changes in the insurance and reinsurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest rate risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. Our strategy for managing interest rate risk includes maintaining a high quality portfolio with a relatively short duration to reduce the effect of interest rate changes on market value. On May 9, 2016, we terminated our interest rate swap program which aimed to partially mitigate our exposure to interest rate. For more information on the terminated interest rate swaps, refer to Item 2 “Cash and Investments — Interest rate swaps” above.
As at June 30, 2016, our fixed income portfolio had an approximate duration of 3.55 years. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,592.8	7,462.7	7,332.5	7,202.4	7,072.2
Gain/(loss) $ in millions	260.3	130.2	—	(130.2)	(260.3)
Percentage of portfolio	3.6%	1.8%		(1.8)%	(3.6)%
Equity risk. We have invested in equity securities which had a fair market value of $785.6 million as at June 30, 2016, equivalent to 8.8% of the total of investments, cash and cash equivalents at that date (December 31, 2015 — $736.4 million, 8.4%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.

Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at June 30, 2016, 87.8% (December 31, 2015 — 88.7%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.6% (December 31, 2015 — 5.1%) were in British Pounds and 6.6% (December 31, 2015 — 6.2%) were in other currencies. For the six months ended June 30, 2016, 18.7% (December 31, 2015 — 15.3%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2016.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2016 would have impacted our net reportable British Pound net assets by approximately $7.3 million for the six months ended June 30, 2016 (June 30, 2015 — approximately $7.0 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of our derivative instruments including foreign exchange contracts, refer to Note 10 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2016, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2015 — “AA-”).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2016. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risk factors and all other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC, as supplemented by the following risk factor and other information in this report. These risks could materially affect our business, results of operations or financial condition. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided above in this report.

The vote by the U.K. electorate in favor of a U.K. exit from the European Union (the “E.U.”) in the recent in-or-out referendum could adversely impact our business, results of operations and financial condition.
The referendum on the United Kingdom’s membership in the E.U. was held on June 23, 2016 and resulted in a vote in favor of the withdrawal for the United Kingdom from the E.U. (“Brexit”). Brexit can, however, only be formally implemented by a notification to the E.U. under Article 50 of the Treaty on European Union (“Article 50 Notification”). The United Kingdom will remain a member state of the E.U. until it negotiates and reaches an agreement in relation to the withdrawal from the E.U., or, if earlier, upon the expiration of a two year period following the Article 50 Notification. It is currently unclear when the Article 50 Notification will be submitted to the European Council and what type of agreements will be concluded between the United Kingdom and the E.U., and in particular, if the United Kingdom will continue to have access to the single economic market of the E.U. It is possible that the withdrawal process may last significantly longer than the two year period envisaged by the European Treaty.
The uncertainty surrounding the implementation and effect of Brexit, including the commencement of the exit negotiation period, the terms and conditions of such exit, the uncertainty in relation to the legal and regulatory framework that would apply to the United Kingdom and its relationship with the remaining members of the E.U. (including in relation to trade) during a withdrawal process and after any Brexit is effected, has caused and is likely to cause increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease of the pound sterling and of market values of listed E.U. companies, in particular from the financial services and insurance sector, and the recent downgrade of the credit ratings for the U.K. by Standard & Poor’s, Moody’s and Fitch (all with negative outlook).
The long-term effect of Brexit on the value of our investment portfolio at this time is uncertain and such volatility and uncertainty will likely continue as negotiations progress to determine the future terms of the United Kingdom’s relationship with the E.U.
Brexit could lead to potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. We may have to review our underwriting platforms and incur additional regulatory costs as a result. For example, depending on the outcome of the negotiations referred to above, our U.K. operations could lose their E.U. financial services passport which provides them the license to operate across borders within the single E.U. market without obtaining local regulatory approval where insurers and cedants are located. In addition, depending on the terms of Brexit, the U.K.’s regulatory regime in terms of Solvency II regulation and governance could also diverge and no longer be equivalent. See “The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses and may, among other things, lead to Aspen Bermuda posting collateral in respect of its EEA cedants” in our 2015 Annual Report on Form 10-K for more information.

Depending on the terms of Brexit, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. economy.
Changes to U.K. immigration policy could likewise occur as a result of Brexit, including by restricting the free travel of employees from and to the United Kingdom. Although the U.K. will likely seek to retain its diverse pool of talent, London’s role as a global center for specialty (re)insurance business may decline, particularly if financial services entities shift their headquarters to the E.U. and the E.U. financial services passport is not maintained.
Any of the above effects of Brexit, and others which cannot be anticipated, could adversely affect our business, results of operations, financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended June 30, 2016 of the Company’s ordinary shares.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1, 2016 to April 30, 2016	—	$—	—	$—
May 1, 2016 to May 31, 2016	—	$—	—	$—
June 1, 2016 to June 30, 2016	409,800	$45.10	409,800	$372.8
Total(1)	409,800	$—	409,800	$372.8
_______________

(1)
During the second quarter of 2016, the Company repurchased 409,800 ordinary shares in the open market pursuant to a 10b5-1 plan. The Company had $372.8 million remaining under its current share buyback authorization as at June 30, 2016.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Disclosure of Certain Activities Relating to Iran
Section 13(r) of the Securities Exchange Act of 1934, as amended (“Section 13(r)”), requires all issuers that file annual or quarterly reports with the SEC to disclose certain activities, transactions or dealings with Iran. Many of the activities, transactions and dealings that Section 13(r) requires to be reported were previously subject to U.S. sanctions or prohibited by applicable local law. On January 16, 2016, the United States and the E.U. eased sanctions against Iran pursuant to the Joint Comprehensive Plan of Action, and many of the reportable activities, transactions and dealings under Section 13(r) are no longer subject to U.S. sanctions and no longer prohibited by applicable local law.
Certain of our operations located outside the United States underwrite marine and energy treaties on a worldwide basis and, as a result, the underlying insurance and reinsurance portfolios may have exposure to the Iranian petroleum resources, refined petroleum, and petrochemical industries. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. We do not believe that any coverage we have provided has directly or significantly facilitated or contributed to the Iranian petroleum resources, refined petroleum, or petrochemical industry.
For the quarter ended June 30, 2016, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Aspen Insurance Holdings Limited 2016 Stock Incentive Plan for Non-Employee Directors, filed with this report.
10.2
Amendment to Letter of Credit Facility between Aspen Bermuda Limited and Citibank Europe plc, dated June 30, 2016 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 30, 2016).

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter and six months ended June 30, 2016 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	August 4, 2016	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	August 4, 2016	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer