Form 10-Q
period 2016-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2016-11-07
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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
As of November 1, 2016, there were 60,217,228 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2016 and December 31, 2015	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2016 and 2015	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	43
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	71
Item 4.	Controls and Procedures	72
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	73
Item 1A.	Risk Factors	73
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 3.	Defaults Upon Senior Securities	73
Item 4.	Mine Safety Disclosures	73
Item 5.	Other Information	73
Item 6.	Exhibits	75
SIGNATURES		76
CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2016 and December 31, 2015
($ in millions, except share and per share amounts)

	As at September 30, 2016	As at December 31, 2015
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,777.2 and $5,867.5)	$5,964.7	$5,951.1
Fixed income securities, trading at fair value (amortized cost — $960.6 and $794.2)	996.9	788.0
Equity securities, trading at fair value (cost — $737.1 and $722.5)	797.7	736.4
Short-term investments, available for sale at fair value (amortized cost — $169.1 and $162.9)	169.1	162.9
Short-term investments, trading at fair value (amortized cost — $169.6 and $9.5)	169.6	9.5
Catastrophe bonds, trading at fair value (cost — $17.5 and $55.2)	17.8	55.4
Other investments, equity method	13.0	8.9
Total investments	8,128.8	7,712.2
Cash and cash equivalents (including $160.9 and $243.3 within consolidated variable interest entities)	1,183.3	1,099.5
Reinsurance recoverables
Unpaid losses	419.8	354.8
Ceded unearned premiums	229.5	168.9
Receivables
Underwriting premiums	1,437.7	1,115.6
Other	131.6	94.3
Funds withheld	51.6	36.0
Deferred policy acquisition costs	388.2	361.1
Derivatives at fair value	6.3	9.2
Receivables for securities sold	10.8	0.6
Office properties and equipment	84.0	70.6
Deferred taxation	—	3.7
Other assets	1.0	4.1
Intangible assets and goodwill	73.1	18.2
Total assets	$12,145.7	$11,048.8
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2016 and December 31, 2015
($ in millions, except share and per share amounts)

	As at September 30, 2016	As at December 31, 2015
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$5,246.6	$4,938.2
Unearned premiums	1,781.2	1,587.2
Total insurance reserves	7,027.8	6,525.4
Payables
Reinsurance premiums	182.8	92.7
Current taxation	12.1	10.8
Deferred taxation	6.2	—
Accrued expenses and other payables	344.2	343.8
Liabilities under derivative contracts	6.5	4.0
Total payables	551.8	451.3
Loan notes issued by variable interest entities, at fair value	112.7	103.0
Long-term debt	549.3	549.2
Total liabilities	$8,241.6	$7,628.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
60,210,770 shares of par value 0.15144558¢ each (December 31, 2015 - 60,918,373)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2015 — 11,000,000)	—	—
5,327,500 7.401% shares of par value 0.15144558¢ each (December 31, 2015 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2015 — 6,400,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2015 — Nil)	—	—
Non-controlling interest	1.3	1.3
Additional paid-in capital	1,280.2	1,075.3
Retained earnings	2,490.6	2,283.6
Accumulated other comprehensive income, net of taxes	131.9	59.6
Total shareholders’ equity	3,904.1	3,419.9
Total liabilities and shareholders’ equity	$12,145.7	$11,048.8
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Net earned premium	$681.0	$640.6	$2,024.9	$1,843.6
Net investment income	46.4	45.0	143.9	139.1
Realized and unrealized investment gains	26.7	10.7	137.4	81.6
Other income	1.5	(2.3)	2.4	0.4
Total revenues	755.6	694.0	2,308.6	2,064.7
Expenses
Losses and loss adjustment expenses	389.2	365.6	1,188.8	1,032.2
Amortization of deferred policy acquisition costs	130.9	132.0	387.8	365.4
General, administrative and corporate expenses	125.0	100.5	361.2	298.1
Interest on long-term debt	7.3	7.4	22.1	22.1
Change in fair value of derivatives	(0.6)	(10.1)	7.0	(4.3)
Change in fair value of loan notes issued by variable interest entities	9.8	8.3	13.7	14.5
Realized and unrealized investment losses	5.2	51.9	34.1	95.2
Net realized and unrealized foreign exchange (gains)/losses	(10.8)	8.4	10.2	26.4
Other expenses	(0.9)	—	0.1	0.8
Total expenses	655.1	664.0	2,025.0	1,850.4
Income from operations before income tax	100.5	30.0	283.6	214.3
Income tax expense	(4.9)	(1.8)	(8.7)	(9.1)
Net income	$95.6	$28.2	$274.9	$205.2
Amount attributable to non-controlling interest	0.2	(0.3)	—	(0.8)
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$95.8	$27.9	$274.9	$204.4
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$(4.4)	$(2.1)	$(9.7)	$(33.8)
Change in net unrealized gains on available for sale securities held	(18.8)	24.8	113.7	(21.0)
Net change from current period hedged transactions	3.1	(0.2)	(1.9)	2.5
Change in foreign currency translation adjustment	(10.2)	(29.0)	(26.8)	(72.4)
Other comprehensive income, gross of tax	(30.3)	(6.5)	75.3	(124.7)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	—	0.3	0.6	0.7
Change in net unrealized gains on available for sale securities held	2.0	0.5	(11.7)	1.4
Net change from current period hedged transactions	(0.6)	(0.3)	0.6	(0.3)
Change in foreign currency translation adjustment	3.7	1.1	7.5	2.2
Total tax on other comprehensive income	5.1	1.6	(3.0)	4.0
Other comprehensive income/(loss) net of tax	(25.2)	(4.9)	72.3	(120.7)
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$70.6	$23.0	$347.2	$83.7
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	60,225,705	60,779,295	60,588,307	61,442,033
Diluted	61,577,018	62,155,125	62,043,440	62,878,436
Basic earnings per ordinary share adjusted for preference share dividends	$1.43	$0.30	$4.07	$2.86
Diluted earnings per ordinary share adjusted for preference share dividends	$1.40	$0.30	$3.97	$2.80
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2016	2015
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	1.3	0.5
Net change attributable to non-controlling interest for the period	—	0.8
End of the period	1.3	1.3
Additional paid-in capital
Beginning of the period	1,075.3	1,134.3
New ordinary shares issued	2.0	4.4
Ordinary shares repurchased and cancelled	(50.0)	(83.7)
Preference shares issued	241.3	—
Share-based compensation	11.6	13.3
End of the period	1,280.2	1,068.3
Retained earnings
Beginning of the period	2,283.6	2,050.1
Net income for the period	274.9	205.2
Dividends on ordinary shares	(39.5)	(38.1)
Dividends on preference shares	(28.4)	(28.4)
Net change attributable to non-controlling interest for the period	—	(0.8)
End of the period	2,490.6	2,188.0
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	0.6	72.7
Change for the period, net of income tax	(19.3)	(70.2)
End of the period	(18.7)	2.5
Loss on derivatives, net of taxes:
Beginning of the period	(1.2)	(3.8)
Net change from current period hedged transactions	(1.3)	2.2
End of the period	(2.5)	(1.6)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	60.2	165.4
Change for the period, net of taxes	92.9	(52.7)
End of the period	153.1	112.7
Total accumulated other comprehensive income, net of taxes	131.9	113.6

Total shareholders’ equity	$3,904.1	$3,371.3

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$274.9	$205.2
Proportion due to non-controlling interest	—	(0.8)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	35.6	21.3
Share-based compensation	11.6	13.3
Realized and unrealized investment (gains)	(137.4)	(81.6)
Realized and unrealized investment losses	34.1	95.2
Change in fair value of loan notes issued by variable interest entities	13.7	14.5
Net realized and unrealized investment foreign exchange losses	(3.1)	2.3
Net change from current period hedged transactions	(1.3)	2.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	349.7	202.2
Unearned premiums	181.4	219.1
Reinsurance recoverables:
Unpaid losses	(73.1)	(1.0)
Ceded unearned premiums	(62.0)	(17.6)
Other receivables	(34.0)	(19.7)
Deferred policy acquisition costs	(26.4)	(47.4)
Reinsurance premiums payable	76.4	44.3
Funds withheld	(15.6)	7.9
Premiums receivable	(306.9)	(209.9)
Deferred taxes	9.5	2.8
Income tax payable	8.0	(7.0)
Accrued expenses and other payables	26.4	(78.2)
Fair value of derivatives and settlement of liabilities under derivatives	5.4	(13.6)
Long-term debt and loan notes issued by variable interest entities	9.8	0.1
Other assets	3.1	10.1
Net cash generated from operating activities	$379.8	$363.7

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,671.4)	$(1,368.2)
(Purchases) of fixed income securities — Trading	(605.1)	(387.0)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,668.7	1,211.9
Proceeds from sales and maturities of fixed income securities — Trading	481.0	354.4
(Purchases) of equity securities — Trading	(159.9)	(335.2)
Net proceeds of catastrophe bonds — Trading	37.6	(2.0)
Proceeds from sales of equity securities — Available for sale	—	108.6
Proceeds from sales of equity securities — Trading	146.4	214.7
(Purchases) of short-term investments — Available for sale	(202.7)	(118.6)
Proceeds from sales of short-term investments — Available for sale	199.9	205.7
(Purchases) of short-term investments — Trading	(166.3)	(38.2)
Proceeds from sales of short-term investments — Trading	6.3	31.5
Net change in (payable)/receivable for securities (purchased)/sold	14.5	14.7
Net (purchases) of equipment	(15.7)	(10.4)
Other investments	(3.3)	(0.8)
Payments for acquisitions and investments, net of cash acquired	(52.7)	—
Net cash (used in) investing activities	(322.7)	(118.9)

Cash flows from/(used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.0	4.4
Ordinary shares repurchased	(50.0)	(83.7)
Proceeds from the issuance of preference shares, net of issuance costs	241.3	—
Repayment of long-term debt issued by Silverton	(89.3)	(67.8)
Dividends paid on ordinary shares	(39.5)	(38.1)
Dividends paid on preference shares	(28.4)	(28.4)
Net cash from/(used in) financing activities	36.1	(213.6)

Effect of exchange rate movements on cash and cash equivalents	(9.4)	(13.0)

Increase in cash and cash equivalents	83.8	18.2
Cash and cash equivalents at beginning of period	1,099.5	1,178.5
Cash and cash equivalents at end of period	$1,183.3	$1,196.7

Supplemental disclosure of cash flow information:
Net cash paid during the period for income tax	$0.2	$2.4
Cash paid during the period for interest	$14.5	$14.5
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
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

Accounting Pronouncements Not Yet Adopted

On June 16, 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)” which introduces a new impairment model, known as the current expected credit loss model, which is based on expected losses rather than incurred losses. Under the new credit loss model, the Company would recognize an allowance for its estimate of expected credit losses and this would apply to most debt instruments (other than those measured at fair value), trade receivables, lease receivables, reinsurance receivables, financial guarantee contracts and loan commitments. Available-for-sale debt securities are outside the model’s scope and the ASU made limited amendments to the impairment model for available-for-sale debt securities. There are other amendments required as a result of this ASU that are effective for fiscal years beginning after December 15, 2019. The Company is currently assessing the impact the adoption of this ASU will have on future financial statements and disclosures.
Other accounting pronouncements were issued during the three months ended September 30, 2016 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2016 and 2015:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$5.3	$2.1	Realized and unrealized investment gains
Realized (losses) on sale of securities	(0.9)	—	Realized and unrealized investment losses
	4.4	2.1	Income from operations before income tax
Tax on net realized gains of securities	—	(0.3)	Income tax expense
	$4.4	$1.8	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before income tax	—	$1.1	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	—	Income tax expense
	$—	$1.1	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	$(3.1)	$(0.8)	General, administrative and corporate expenses
Tax on settled derivatives	1.1	—	Income tax expense
	$(2.0)	$(0.8)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$2.4	$2.1	Net income

	Amount Reclassified from AOCI
Details about the AOCI Components	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$14.8	$37.7	Realized and unrealized investment gains
Realized (losses) on sale of securities	(5.1)	(3.9)	Realized and unrealized investment losses
	9.7	33.8	Income from operations before income tax
Tax on net realized gains of securities	(0.6)	(0.7)	Income tax expense
	$9.1	$33.1	Net income
Foreign currency translation adjustments:
Foreign currency translation adjustments, before income tax	—	$2.2	Net realized and unrealized foreign exchange gains/(losses)
Tax on foreign currency translation adjustments	—	—	Income tax expense
	$—	$2.2	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	$(5.6)	$(3.5)	General, administrative and corporate expenses
Tax on settled derivatives	1.1	—	Income tax expense
	$(4.5)	$(3.5)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$4.6	$31.8	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and nine months ended September 30, 2016 and 2015, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions, except share and per share amounts)

Net income	$95.6	$28.2	$274.9	$205.2
Preference share dividends	(9.5)	(9.5)	(28.4)	(28.4)
Net amount attributable to non-controlling interest	0.2	(0.3)	—	(0.8)
Basic and diluted net income available to ordinary shareholders	$86.3	$18.4	$246.5	$176.0
Ordinary shares:
Basic weighted average ordinary shares	60,225,705	60,779,295	60,588,307	61,442,033
Weighted average effect of dilutive securities(1)	1,351,313	1,375,830	1,455,133	1,436,403
Total diluted weighted average ordinary shares	61,577,018	62,155,125	62,043,440	62,878,436
Earnings per ordinary share:
Basic	$1.43	$0.30	$4.07	$2.86
Diluted	$1.40	$0.30	$3.97	$2.80

(1)
Dilutive securities comprise: employee options, restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 14.

Dividends. On October 26, 2016, the Company’s Board of Directors (“the Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.22	November 29, 2016	November 11, 2016
7.401% preference shares	$0.462563	January 1, 2017	December 15, 2016
7.250% preference shares	$0.4531	January 1, 2017	December 15, 2016
5.95% preference shares	$0.3719	January 1, 2017	December 15, 2016
5.625% preference shares	$0.3945	January 1, 2017	December 15, 2016

5.	Segment Reporting
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
The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$365.9	$397.6	$763.5
Net written premiums	314.5	323.9	638.4
Gross earned premiums	364.3	445.5	809.8
Net earned premiums	316.3	364.7	681.0
Underwriting Expenses
Losses and loss adjustment expenses	178.7	210.5	389.2
Amortization of deferred policy acquisition costs	53.0	77.9	130.9
General and administrative expenses	47.4	57.9	105.3
Underwriting income	$37.2	$18.4	55.6
Corporate expenses			(13.4)
Non-operating expenses			(6.3)
Net investment income			46.4
Realized and unrealized investment gains			26.7
Realized and unrealized investment losses			(5.2)
Change in fair value of loan notes issued by variable interest entities			(9.8)
Change in fair value of derivatives			0.6
Interest expense on long term debt			(7.3)
Net realized and unrealized foreign exchange gains			10.8
Net other income			2.4
Income before tax			$100.5

Net reserves for loss and loss adjustment expenses	$2,495.4	$2,331.4	$4,826.8
Ratios
Loss ratio	56.5%	57.7%	57.2%
Policy acquisition expense ratio	16.8	21.4	19.2
General and administrative expense ratio	15.0	15.9	17.4	(1)
Expense ratio	31.8	37.3	36.6
Combined ratio	88.3%	95.0%	93.8%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Three Months Ended September 30, 2015
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$316.6	$403.9	$720.5
Net written premiums	294.7	357.1	651.8
Gross earned premiums	304.6	429.0	733.6
Net earned premiums	284.6	356.0	640.6
Underwriting Expenses
Losses and loss adjustment expenses	169.9	195.7	365.6
Amortization of deferred policy acquisition costs	64.8	67.2	132.0
General and administrative expenses	34.7	51.3	86.0
Underwriting income	$15.2	$41.8	57.0
Corporate expenses			(14.5)
Net investment income			45.0
Realized and unrealized investment gains			10.7
Realized and unrealized investment losses			(51.9)
Change in fair value of loan notes issued by variable interest entities			(8.3)
Change in fair value of derivatives			10.1
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(8.4)
Net other income			(2.3)
Other expenses			—
Income before tax			$30.0

Net reserves for loss and loss adjustment expenses	$2,469.6	$2,095.6	$4,565.2
Ratios
Loss ratio	59.7%	55.0%	57.1%
Policy acquisition expense ratio	22.8	18.9	20.6
General and administrative expense ratio	12.2	14.4	15.7	(1)
Expense ratio	35.0	33.3	36.3
Combined ratio	94.7%	88.3%	93.4%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,216.1	$1,324.8	$2,540.9
Net written premiums	1,070.8	1,092.1	2,162.9
Gross earned premiums	1,000.9	1,345.8	2,346.7
Net earned premiums	896.0	1,128.9	2,024.9
Underwriting Expenses
Losses and loss adjustment expenses	494.3	694.5	1,188.8
Amortization of deferred policy acquisition costs	163.1	224.7	387.8
General and administrative expenses	130.6	173.7	304.3
Underwriting income	$108.0	$36.0	144.0
Corporate expenses			(50.6)
Non-operating expenses			(6.3)
Net investment income			143.9
Realized and unrealized investment gains			137.4
Realized and unrealized investment losses			(34.1)
Change in fair value of loan notes issued by variable interest entities			(13.7)
Change in fair value of derivatives			(7.0)
Interest expense on long term debt			(22.1)
Net realized and unrealized foreign exchange (losses)			(10.2)
Other income			2.4
Other expenses			(0.1)
Income before tax			$283.6

Net reserves for loss and loss adjustment expenses	$2,495.4	$2,331.4	$4,826.8
Ratios
Loss ratio	55.2%	61.5%	58.7%
Policy acquisition expense ratio	18.2	19.9	19.2
General and administrative expense ratio	14.6	15.4	17.5	(1)
Expense ratio	32.8	35.3	36.7
Combined ratio	88.0%	96.8%	95.4%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

	Nine Months Ended September 30, 2015
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,062.1	$1,300.4	$2,362.5
Net written premiums	975.0	1,084.4	2,059.4
Gross earned premiums	857.6	1,267.3	2,124.9
Net earned premiums	802.3	1,041.3	1,843.6
Underwriting Expenses
Losses and loss adjustment expenses	391.7	640.5	1,032.2
Amortization of deferred policy acquisition costs	168.6	196.8	365.4
General and administrative expenses	102.5	151.8	254.3
Underwriting income	$139.5	$52.2	191.7
Corporate expenses			(43.8)
Net investment income			139.1
Realized and unrealized investment gains			81.6
Realized and unrealized investment losses			(95.2)
Change in fair value of loan notes issued by variable interest entities			(14.5)
Change in fair value of derivatives			4.3
Interest expense on long term debt			(22.1)
Net realized and unrealized foreign exchange (losses)			(26.4)
Other income			0.4
Other expenses			(0.8)
Income before tax			$214.3

Net reserves for loss and loss adjustment expenses	$2,469.6	$2,095.6	$4,565.2
Ratios
Loss ratio	48.8%	61.5%	56.0%
Policy acquisition expense ratio	21.0	18.9	19.8
General and administrative expense ratio	12.8	14.6	16.2	(1)
Expense ratio	33.8	33.5	36.0
Combined ratio	82.6%	95.0%	92.0%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

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

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$34.8	$36.1	$107.9	$106.8
Fixed income securities — Trading	7.6	7.2	22.9	21.1
Short-term investments — Available for sale	0.2	0.3	0.5	0.9
Cash and cash equivalents	0.8	0.5	2.2	2.5
Equity securities — Available for sale	—	—	—	0.1
Equity securities — Trading	5.5	4.6	17.9	16.5
Catastrophe bonds — Trading	0.2	0.4	1.3	1.3
Total	$49.1	$49.1	$152.7	$149.2
Investment expenses	(2.7)	(4.1)	(8.8)	(10.1)
Net investment income	$46.4	$45.0	$143.9	$139.1

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$5.5	$2.4	$14.7	$9.7
Fixed income securities — gross realized (losses)	(0.9)	(0.3)	(4.6)	(1.4)
Equity securities — gross realized gains	—	—	—	31.9
Equity securities — gross realized (losses)	—	—	—	(3.0)
Short-term investments — gross realized gains	0.1	—	—	—
Short-term investments — gross realized (losses)	(0.2)	—	—	—
Cash and cash equivalents — gross realized gains	—	—	0.1	—
Cash and cash equivalents — gross realized (losses)	—	—	(0.5)	—
Trading:
Fixed income securities — gross realized gains	4.3	0.5	9.5	3.8
Fixed income securities — gross realized (losses)	(0.5)	(1.2)	(6.9)	(3.8)
Equity securities — gross realized gains	8.1	7.8	23.3	36.2
Equity securities — gross realized (losses)	(4.2)	(12.3)	(22.2)	(25.4)
Catastrophe bonds	0.3	0.7	0.1	(0.1)
Net change in gross unrealized gains	9.0	(38.8)	89.8	(61.5)
Total net realized and unrealized investment gains/(losses) recorded in the statement of operations	$21.5	$(41.2)	$103.3	$(13.6)

Change in available for sale net unrealized gains:
Fixed income securities	(23.2)	22.7	104.0	(27.4)
Equity securities	—	—	—	(27.4)
Total change in pre-tax available for sale unrealized gains	(23.2)	22.7	104.0	(54.8)
Change in taxes	2.0	0.8	(11.1)	2.1
Total change in net unrealized gains/(losses), net of taxes, recorded in other comprehensive income	$(21.2)	$23.5	$92.9	$(52.7)
Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. For a more detailed description of OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC. There was no OTTI charge recognized for the three and nine months ended September 30, 2016 (2015 — $Nil and $Nil, respectively).

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at September 30, 2016 and December 31, 2015:

	As at September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,061.9	$24.7	$(0.2)	$1,086.4
U.S. agency	124.1	3.2	—	127.3
Municipal	23.1	3.2	(0.1)	26.2
Corporate	2,695.5	97.1	(1.8)	2,790.8
Non-U.S. government-backed corporate	81.2	1.2	—	82.4
Foreign government	566.0	17.2	(0.1)	583.1
Asset-backed	68.1	1.0	—	69.1
Non-agency commercial mortgage-backed	14.9	0.6	—	15.5
Agency mortgage-backed	1,142.4	41.8	(0.3)	1,183.9
Total fixed income securities — Available for sale	5,777.2	190.0	(2.5)	5,964.7
Total short-term investments — Available for sale	169.1	—	—	169.1
Total	$5,946.3	$190.0	$(2.5)	$6,133.8

There were non-cash transfers of securities from available for sale to trading of $41.7 million during the nine months ended September 30, 2016. The transfers were made following the decision by the North Dakota regulator to reduce the held capital requirement for the recognition of ceded reinsurance recoveries from Aspen Bermuda Limited from 100% to 20%. This decision resulted in a new reduced collateral Regulation 114 trust being established and funded by non-cash transfers of securities from available for sale portfolios.

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

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at September 30, 2016 and December 31, 2015:

	As at September 30, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$43.5	$0.9	$—	$44.4
Municipal	4.7	0.2	—	4.9
Corporate	655.0	22.3	(0.3)	677.0
Foreign government	200.8	12.6	(0.3)	213.1
Asset-backed	15.5	0.1	(0.1)	15.5
Agency mortgage-backed	41.1	0.9	—	42.0
Total fixed income securities — Trading	960.6	37.0	(0.7)	996.9
Total short-term investments — Trading	169.6	—	—	169.6
Total equity securities — Trading	737.1	91.6	(31.0)	797.7
Total catastrophe bonds — Trading	17.5	0.3	—	17.8
Total	$1,884.8	$128.9	$(31.7)	$1,982.0

	As at December 31, 2015
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$27.4	$—	$(0.1)	$27.3
Municipal	0.5	—	—	0.5
Corporate	561.9	5.9	(9.6)	558.2
Foreign government	181.5	1.7	(3.7)	179.5
Asset-backed	20.7	—	(0.2)	20.5
Bank loans	2.2	—	(0.2)	2.0
Total fixed income securities — Trading	794.2	7.6	(13.8)	788.0
Total short-term investments — Trading	9.5	—	—	9.5
Total equity securities — Trading	722.5	57.3	(43.4)	736.4
Total catastrophe bonds — Trading	55.2	0.3	(0.1)	55.4
Total	$1,581.4	$65.2	$(57.3)	$1,589.3
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $17.8 million as at September 30, 2016.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2016 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, Japan or Australia.
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
On July 26, 2016, the Company purchased through its wholly-owned subsidiary, Acorn Limited, a 20% share of Bene Assicurazioni (“Bene”), an Italian-based motor insurer for a total consideration of $3.3 million. The investment is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses.
The tables below show the Company’s investments in the MVI, Chaspark and Bene for the three and nine months ended September 30, 2016 and September 30, 2015:

	For the Three Months Ended September 30, 2016
	MVI	Chaspark	Bene	Total
	($ in millions)
Opening undistributed value of investment	$0.6	$8.1	—	$8.7
Initial investment	—	—	3.3	3.3
Unrealized gain for the three months to September 30, 2016	—	1.0	—	1.0
Closing undistributed value of investment	$0.6	$9.1	$3.3	$13.0

	For the Nine Months Ended September 30, 2016
	MVI	Chaspark	Bene	Total
	($ in millions)
Opening undistributed value of investment	$0.8	$8.1	—	$8.9
Initial investment	—	—	3.3	3.3
Unrealized gain/(loss) for the nine months to September 30, 2016	(0.2)	1.0	—	0.8
Closing undistributed value of investment	$0.6	$9.1	$3.3	$13.0

	For the Three Months Ended September 30, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening and closing undistributed value of investment	$0.8	$8.7	$9.5

	For the Nine Months Ended September 30, 2015
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$—	$8.7	$8.7
Initial investment	0.8	—	$0.8
Closing value of investment	$0.8	$8.7	$9.5

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at September 30, 2016 and December 31, 2015 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2016
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$528.7	$531.8	AA
Due after one year through five years	2,743.4	2,816.0	AA-
Due after five years through ten years	1,174.8	1,228.5	A+
Due after ten years	104.9	119.9	A+
Subtotal	4,551.8	4,696.2
Non-agency commercial mortgage-backed	14.9	15.5	AA+
Agency mortgage-backed	1,142.4	1,183.9	AA+
Asset-backed	68.1	69.1	AAA
Total fixed income securities — Available for sale	$5,777.2	$5,964.7

	As at December 31, 2015
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$661.8	$664.4	AA
Due after one year through five years	2,765.2	2,806.6	AA-
Due after five years through ten years	1,122.5	1,132.0	A+
Due after ten years	86.3	92.3	A+
Subtotal	4,635.8	4,695.3
Non-agency commercial mortgage-backed	25.5	26.7	AA+
Agency mortgage-backed	1,130.8	1,153.1	AA+
Asset-backed	75.4	76.0	AAA
Total fixed income securities — Available for sale	$5,867.5	$5,951.1
Guaranteed Investments. As at September 30, 2016, the Company’s holding of guaranteed investments was limited to one municipal security, rated CC or higher (December 31, 2015 — one municipal security, rated CC or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at September 30, 2016 and December 31, 2015 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio:

	As at September 30, 2016
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$137.5	$(0.2)	$—	$—	$137.5	$(0.2)	17
U.S. agency	—	—	—	—	—	—	0
Municipal	0.8	(0.1)	—	—	0.8	(0.1)	3
Corporate	240.3	(1.2)	25.9	(0.6)	266.2	(1.8)	87
Non-U.S. government-backed corporate	0.4	—	—	—	0.4	—	1
Foreign government	73.2	(0.1)	33.0	—	106.2	(0.1)	12
Asset-backed	—	—	2.2	—	2.2	—	5
Agency mortgage-backed	27.9	—	32.1	(0.3)	60.0	(0.3)	25
Total fixed income securities — Available for sale	480.1	(1.6)	93.2	(0.9)	573.3	(2.5)	150
Total short-term investments — Available for sale	8.9	—	—	—	8.9	—	5
Total	$489.0	$(1.6)	$93.2	$(0.9)	$582.2	$(2.5)	155

	As at December 31, 2015
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$583.2	$(3.7)	$4.6	$(0.1)	$587.8	$(3.8)	72
U.S. agency	17.6	(0.1)	—	—	17.6	(0.1)	12
Municipal	1.7	—	—	—	1.7	—	3
Corporate	1,179.7	(13.3)	81.1	(1.8)	1,260.8	(15.1)	510
Non-U.S. government-backed corporate	40.9	(0.1)	—	—	40.9	(0.1)	9
Foreign government	174.6	(0.8)	2.8	(0.1)	177.4	(0.9)	43
Asset-backed	51.4	(0.3)	4.2	—	55.6	(0.3)	39
Agency mortgage-backed	348.1	(3.6)	72.2	(1.7)	420.3	(5.3)	105
Total fixed income securities — Available for sale	2,397.2	(21.9)	164.9	(3.7)	2,562.1	(25.6)	793
Total short-term investments — Available for sale	56.7	—	—	—	56.7	—	12
Total	$2,453.9	$(21.9)	$164.9	$(3.7)	$2,618.8	$(25.6)	805

7.	Variable Interest Entities
As at September 30, 2016, the Company had investments in two variable interest entities (“VIE”), Chaspark and Silverton.
Chaspark. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three and nine months ended September 30, 2016, there was $1.0 million and $1.0 million unrealized gain, respectively, in the value of the Company’s investment in Chaspark (September 30, 2015 — $Nil and $Nil). The adjusted carrying value approximates fair value. For more information on Chaspark, refer to Note 6 of these unaudited condensed consolidated financial statements.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which are collateralized and funded by Silverton through the issuance of one or more series of participating loan notes (collectively, the “Loan Notes”). Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and Aspen U.K., the ceding reinsurers.
All proceeds from the issuance of the Loan Notes were deposited into separate collateral accounts for each series of Loan Notes to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda or Aspen Bermuda and Aspen U.K, as the case may be. The holders of the Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of the respective Silverton segregated account. Any existing value of the Loan Notes will be returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series of Loan Notes with the final payment being contractually due on the respective maturity dates.
The following tables show the total liability balance of the Loan Notes for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30, 2016
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$190.6	$44.4	$235.0
Total change in fair value for the period	13.7	3.4	17.1
Total distributed in the period	(89.3)	(19.4)	(108.7)
Closing balance as at September 30, 2016	$115.0	$28.4	$143.4

Liability
Loan notes (long-term liabilities)	$112.7	$27.9	$140.6
Accrued expenses (current liabilities)	2.3	0.5	2.8
Total aggregate unpaid balance as at September 30, 2016	$115.0	$28.4	$143.4

	For the Nine Months Ended September 30, 2015
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$138.6	$35.6	$174.2
Total change in fair value for the period	14.5	3.4	17.9
Total distributed in the period	(67.8)	(20.3)	(88.1)
Closing balance as at September 30, 2015	$85.3	$18.7	$104.0

Liability
Loan notes (long-term liabilities)	$84.5	$18.5	$103.0
Accrued expenses (current liabilities)	0.8	0.2	1.0
Total aggregate unpaid balance as at September 30, 2015	$85.3	$18.7	$104.0
The Company has determined that Silverton has the characteristics of a VIE that are addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is the primary beneficiary of Silverton as it owns all of Silverton’s voting shares and issued share capital, and has a significant financial interest and the power to control Silverton. As a result, the Company consolidated Silverton upon its formation. The Company has no other obligation to provide financial support to Silverton and neither the creditors nor beneficial interest holders of Silverton have recourse to the Company’s general credit.
In the event of an extreme catastrophic property reinsurance event or severe credit-related event, there is a risk that Aspen Bermuda and Aspen U.K. would be unable to recover losses from Silverton. These two risks are mitigated as follows:

i.	Silverton has collateralized the aggregate limit provided to Aspen Bermuda and Aspen U.K. by way of a trust in favor of Aspen Bermuda and Aspen U.K. as beneficiaries;

ii.	the trustee is a large, well-established regulated entity; and

iii.	all funds within the trust account are bound by investment guidelines restricting investments to one of the institutional class money market funds run by large international investment managers.
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at September 30, 2016 and December 31, 2015, respectively:

	As at September 30, 2016
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,086.4	$—	$—	$1,086.4
U.S. agency	—	127.3	—	127.3
Municipal	—	26.2	—	26.2
Corporate	—	2,790.8	—	2,790.8
Non-U.S. government-backed corporate	—	82.4	—	82.4
Foreign government	404.1	179.0	—	583.1
Asset-backed	—	69.1	—	69.1
Non-agency commercial mortgage-backed	—	15.5	—	15.5
Agency mortgage-backed	—	1,183.9	—	1,183.9
Total fixed income securities available for sale, at fair value	1,490.5	4,474.2	—	5,964.7
Short-term investments available for sale, at fair value	141.7	27.4	—	169.1
Held for trading financial assets, at fair value
U.S. government	44.4	—	—	44.4
Municipal	—	4.9	—	4.9
Corporate	—	677.0	—	677.0
Foreign government	93.9	119.2	—	213.1
Asset-backed	—	15.5	—	15.5
Agency mortgage-backed	—	42.0	—	42.0
Total fixed income securities trading, at fair value	138.3	858.6	—	996.9
Short-term investments trading, at fair value	169.6	—	—	169.6
Equity investments trading, at fair value	797.7	—	—	797.7
Catastrophe bonds trading, at fair value	—	17.8	—	17.8

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	6.3	—	6.3
Liabilities under derivative contracts — interest rate swaps	—	—	—	—
Liabilities under derivative contracts — foreign exchange contracts	—	(6.5)	—	(6.5)
Loan notes issued by variable interest entities, at fair value	—	—	(112.7)	(112.7)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(2.3)	(2.3)
Total	$2,737.8	$5,377.8	$(115.0)	$8,000.6
There were no maturities or transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2016. The Company settled $0.3 million and $89.3 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the three and nine months respectively, ended September 30, 2016. As at September 30, 2016, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

	As at December 31, 2015
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,123.1	$—	$—	$1,123.1
U.S. agency	—	158.7	—	158.7
Municipal	—	26.6	—	26.6
Corporate	—	2,660.6	—	2,660.6
Non-U.S. government-backed corporate	—	82.1	—	82.1
Foreign government	449.5	194.7	—	644.2
Asset-backed	—	76.0	—	76.0
Non-agency commercial mortgage-backed	—	26.7	—	26.7
Agency mortgage-backed	—	1,153.1	—	1,153.1
Total fixed income securities available for sale, at fair value	1,572.6	4,378.5	—	5,951.1
Short-term investments available for sale, at fair value	130.5	32.4	—	162.9
Held for trading financial assets, at fair value
U.S. government	27.3	—	—	27.3
Municipal	—	0.5	—	0.5
Corporate	—	558.2	—	558.2
Foreign government	73.8	105.7	—	179.5
Asset-backed	—	20.5	—	20.5
Bank loans	—	2.0	—	2.0
Total fixed income securities trading, at fair value	101.1	686.9	—	788.0
Short-term investments trading, at fair value	7.4	2.1	—	9.5
Equity investments trading, at fair value	736.4	—	—	736.4
Catastrophe bonds trading, at fair value	—	55.4	—	55.4

Other financial assets and liabilities, at fair value
Derivatives at fair value – foreign exchange contracts	—	8.8	—	8.8
Derivatives at fair value – interest rate swaps	—	0.4	—	0.4
Liabilities under derivative contracts – foreign exchange contracts	—	(4.0)	—	(4.0)
Loan notes issued by variable interest entities, at fair value	—	—	(103.0)	(103.0)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(87.6)	(87.6)
Total	$2,548.0	$5,160.5	$(190.6)	$7,517.9
There were no maturities, settlements or transfers between Level 1, Level 2 and Level 3 during the twelve months ended December 31, 2015. The Company settled $67.8 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the twelve months ended December 31, 2015. As at December 31, 2015, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

The following tables present a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2016 and 2015:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	($ in millions)
Balance at the beginning of the period (1)	$105.5	$77.8
Distributed to third party	(0.3)	(0.8)
Total change in fair value included in the statement of operations	9.8	8.3
Balance at the end of the period (1)	$115.0	$85.3

Reconciliation of Liabilities Using Level 3 Inputs	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	($ in millions)
Balance at the beginning of the period (1)	$190.6	$138.6
Distributed to third party	(89.3)	(67.8)
Total change in fair value included in the statement of operations	13.7	14.5
Balance at the end of the period (1)	$115.0	$85.3
(1) The amount classified within accrued expenses and other payables was $2.3 million and $87.6 million as at September 30, 2016 and December 31, 2015, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at September 30, 2016 and December 31, 2015, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at September 30, 2016, the Company obtained an average of 2.3 quotes per fixed income investment, consistent with 2.0 quotes as at December 31, 2015. Pricing sources used in pricing fixed income investments as at September 30, 2016 and December 31, 2015 were as follows:

	As at September 30, 2016	As at December 31, 2015
Index providers	86%	85%
Pricing services	8	10
Broker-dealers	6	5
Total	100%	100%
A summary of securities priced using pricing information from index providers as at September 30, 2016 and December 31, 2015 is provided below:

	As at September 30, 2016		As at December 31, 2015
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,130.8	100.0%	$1,095.4	95.0%
U.S. agency	117.7	92.5%	148.5	94.0%
Municipal	20.4	65.6%	10.5	39.0%
Corporate	3,327.7	96.0%	3,083.5	96.0%
Non-U.S. government-backed corporate	38.5	46.8%	41.7	51.0%
Foreign government	511.9	66.0%	517.6	63.0%
Asset-backed	35.2	41.5%	55.3	57.0%
Non-agency commercial mortgage-backed	13.7	88.4%	22.7	85.0%
Agency mortgage-backed	763.6	62.3%	742.9	64.0%
Total fixed income securities	$5,959.5	85.9%	$5,718.1	85.0%
Equities	796.2	99.8%	736.4	100.0%
Total fixed income securities and equity investments	$6,755.7	87.0%	$6,454.5	86.0%
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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified either as trading or available for sale and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at September 30, 2016, the Company obtained an average of 3.9 quotes per equity investment, compared to 4.0 quotes as at December 31, 2015. Pricing sources used in pricing equities as at September 30, 2016 and December 31, 2015 were all provided by index providers.
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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2013, Silverton issued $65.0 million ($50.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2016. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) of Loan Notes with a maturity date of September 18, 2017. In the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) of Loan Notes with a maturity date of September 17, 2018. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is initially determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The initial assumptions of premiums and claims are then reviewed quarterly and updated based on actual premiums written and the latest estimate of claims experience. The inputs to the internal model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at September 30, 2016 and December 31, 2015 are presented in the tables below:

As at September 30, 2016	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$115.0	(1)	Internal Valuation Model	Gross premiums written (O)	$43.4	$57.2
				Reserve for losses (U)	$2.8	$8.2
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0

As at December 31, 2015	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$190.6	(1)	Internal Valuation Model	Gross premiums written (O)	$—	$38.9
				Reserve for losses (U)	$—	$4.2
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0
(1) The amount classified within accrued expenses and other payables was $2.3 million and $87.6 million as at September 30, 2016 and December 31, 2015, respectively.
The observable and unobservable inputs represent the potential variation around the inputs used in the internal model. The contract period is defined in the respective Loan Notes agreements and the initial value represents the funds received from third parties.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of reinsurance recoverables as at September 30, 2016 were 19.1% (December 31, 2015  — 20.4%) with Munich Re which is rated AA- by S&P, 18.1% (December 31, 2015 — 20.0%) with Lloyd’s syndicates which are rated A+ by S&P and 7.8% (December 31, 2015  — 9.2%) with Arch Re which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2016 and December 31, 2015:

		As at September 30, 2016		As at December 31, 2015
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Interest Rate Swaps	Derivatives at Fair Value	$—	$—	$756.3	$0.4	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$309.1	$5.9	$217.7	$8.8
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$286.5	$(6.5)	$162.2	$(2.8)

(1)
Net of $10.1 million of cash collateral provided to the counterparty, Goldman Sachs International ($256.3 million notional) under an International Swap Dealers Association agreement, which was terminated on May 9, 2016, as security for the Company’s net liability position.

		As at September 30, 2016			As at December 31, 2015
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$—	$—		$113.6	$(1.2)	(1)
Foreign Exchange Contracts	Derivatives at Fair Value	$28.6	$0.4	(1)	$—	$—

(1)	Net of $3.5 million cash collateral (December 31, 2015 — $Nil).

The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three and nine months ended September 30, 2016 and 2015:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2016	September 30, 2015
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$0.6	$12.9
Interest Rate Swaps	Change in Fair Value of Derivatives	$—	$(2.8)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Nine Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2016	September 30, 2015
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$(3.7)	$10.5
Interest Rate Swaps	Change in Fair Value of Derivatives	$(3.3)	$(6.2)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2016	September 30, 2015
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(3.1)	$(0.8)
Foreign Exchange Contracts	Net change from current period hedged transactions	$3.1	$(0.2)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Nine Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	September 30, 2016	September 30, 2015
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$(5.6)	$(3.5)
Foreign Exchange Contracts	Net change from current period hedged transactions	$(1.9)	$2.5

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
As at September 30, 2016, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $595.6 million (December 31, 2015 — $379.9 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and nine months ended September 30, 2016, the impact of foreign exchange contracts on net income was a gain of $0.6 million (September 30, 2015 — gain of $12.9 million) and a loss of $3.7 million (September 30, 2015 — gain of $10.5 million), respectively.
The Company previously held foreign exchange contracts that were designated as hedging under ASC 815. The foreign exchange contracts were recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. On July 1, 2016 the Company removed the designation of the hedge and crystallized in other comprehensive income the foreign exchange loss recognized as at June 30, 2016. As the foreign exchange contracts settle, this unrealized loss is reclassified from other comprehensive income into general, administrative and corporate expenses of the statement of operations and other comprehensive income.
For the three months ended September 30, 2016, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized loss of $3.1 million (September 30, 2015 — loss of $0.8 million) For the nine months ended September 30, 2016, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized loss of $5.6 million (September 30, 2015 — loss of $3.5 million).
As at September 30, 2016, the aggregate notional value of the contracts was $28.6 million (December 31, 2015 — $113.6 million). For the three months ended September 30, 2016, the movement in other comprehensive income representing the effective portion was a net unrealized gain of $3.1 million (September 30, 2015 — loss of $0.2 million). For the nine months ended September 30, 2016, the movement in other comprehensive income representing the effective portion was a net unrealized loss of $1.9 million (September 30, 2015 — gain of $2.5 million).
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
As at September 30, 2016, the total notional amount of the swaps was $Nil (December 31, 2015 — $756.3 million). For the three months ended September 30, 2016, there was no charge in respect of the interest rate swaps (September 30, 2015 — charge of $2.8 million) and for the nine months ended September 30, 2016 a charge of $3.3 million (September 30, 2015 — charge of $6.2 million).
As at September 30, 2016, no cash collateral was held by the Company’s counterparty (December 31, 2015 — $10.1 million). As at September 30, 2016, no non-cash collateral was transferred to the Company by its counterparty (December 31, 2015 — $Nil). Transfers of cash collateral are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at September 30, 2016, no amount was recorded in the consolidated balance sheet for the pledged assets.

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	($ in millions)		($ in millions)
Balance at the beginning of the period	$409.1	$349.0	$361.1	$299.0
Acquisition costs deferred	110.0	129.8	414.9	413.2
Amortization of deferred policy acquisition costs	(130.9)	(132.0)	(387.8)	(365.4)
Balance at the end of the period	$388.2	$346.8	$388.2	$346.8

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2016 and 2015 and the twelve months ended December 31, 2015:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	Twelve Months Ended December 31, 2015
	($ in millions)
Provision for losses and LAE at the start of the year	$4,938.2	$4,750.8	$4,750.8
Less reinsurance recoverable	(354.8)	(350.0)	(350.0)
Net loss and LAE at the start of the year	4,583.4	4,400.8	4,400.8

Net loss and LAE expenses assumed	5.7	—	—

Provision for losses and LAE for claims incurred:
Current year	1,267.0	1,129.8	1,522.7
Prior years	(78.2)	(97.6)	(156.5)
Total incurred	1,188.8	1,032.2	1,366.2
Losses and LAE payments for claims incurred:
Current year	(62.1)	(93.4)	(141.9)
Prior years	(853.1)	(718.7)	(966.6)
Total paid	(915.2)	(812.1)	(1,108.5)

Foreign exchange (gains)	(35.9)	(55.7)	(75.1)

Net losses and LAE reserves at period end	4,826.8	4,565.2	4,583.4
Plus reinsurance recoverable on unpaid losses at period end	419.8	348.7	354.8
Provision for losses and LAE at the end of the relevant period	$5,246.6	$4,913.9	$4,938.2
For the nine months ended September 30, 2016, there was a reduction of $78.2 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $97.6 million for the nine months ended September 30, 2015. The Company assumed $5.7 million of additional loss reserves as a result of its recent acquisition of AgriLogic. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at September 30, 2016 and December 31, 2015:

	As at September 30, 2016		As at December 31, 2015
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	60,210,770	91	60,918,373	92
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	5,327,500	8	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	—	—
Total issued share capital		141		127
Additional paid-in capital as at September 30, 2016 was $1,280.2 million (December 31, 2015 — $1,075.3 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $818.2 million (December 31, 2015 — $568.2 million) less issue costs of $21.1 million (December 31, 2015 — $12.4 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the nine months ended September 30, 2016:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2015	60,918,373
Ordinary share transactions in the nine months ended September 30, 2016
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	405,290
Ordinary shares issued to non-employee directors	9,435
Ordinary shares repurchased	(1,122,328)
Ordinary shares in issue as at September 30, 2016	60,210,770
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
Under open market repurchases and pursuant to a 10b5-1 plan, the Company acquired and cancelled for the three and nine months ended September 30, 2016 144,289 and 1,122,328 ordinary shares, respectively. The total consideration paid for the three and nine months ended September 30, 2016 was $6.5 million and $50.0 million, respectively, with an average price per ordinary share for the three and nine months ended September 30, 2016 of $45.17 and $44.55, respectively. Under open market repurchases, the Company acquired and cancelled $Nil and 1,790,333 ordinary shares, respectively, for the three and nine months ended September 30, 2015. The total consideration paid for the three and nine months ended September 30, 2015 was $Nil and $83.7 million, respectively, and the average price per ordinary share was $Nil and $46.74, respectively.
Preference Share Issuance. On September 20, 2016, the Company issued 10,000,000 shares of 5.625% Perpetual Non-Cumulative Preference Shares (the “5.625% Preference Shares”). The 5.625% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $241.3 million, comprising $250.0 million of total liquidation preference less $8.7 million of issuance expenses. The Company intends to use the net proceeds from the offering to redeem, in whole or in part, the Company’s outstanding 7.401% Perpetual Non-Cumulative Preference Shares and 7.250% Perpetual Non-Cumulative Preference Shares on January 1, 2017 and July 1, 2017, respectively. The 5.625% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.625% Preference Shares at a redemption price of $25 per share on or after January 1, 2027. The 5.625% Preference Shares are listed on the NYSE under the symbol “AHLPRD”.

14.	Share-Based Payments
The Company has issued options and other equity incentives under three arrangements: employee incentive plans, a non-employee director plan and employee share purchase plans. When options are exercised or other equity awards have vested, new ordinary shares are issued as the Company does not currently hold treasury shares.
Employee and Non-Employee Director Awards. Employee options and other stock awards were granted under the Aspen 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”), prior to April 24, 2013 and thereafter under the 2013 Share Incentive Plan (the “2013 Share Incentive Plan”). The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 ordinary shares, which includes 595,683 ordinary shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan. The non-employee director awards were granted under the 2006 Stock Option Plan for Non-Employee Directors prior to April 21, 2016 and thereafter under the 2016 Stock Option Plan for Non-Employee Directors (the “2016 Non-Employee Director Plan”). The total number of ordinary shares that may be issued under the 2016 Non-Employee Director Plan is 263,695.
Employee stock options are granted with an exercise price equivalent to the fair value of the ordinary share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period with vesting dependent on time and performance conditions established at the time of grant. No stock options were granted during the three and nine months ended September 30, 2016 (2015 — Nil and Nil) and Nil and 29,222 options, respectively, were exercised and ordinary shares issued in the three and nine months ended September 30, 2016 (2015 — 2,000 and 85,938 stock options). No charges against income were made in respect of stock options for the three and nine months ended September 30, 2016 (2015 — $Nil and $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a three-year period based on continued service. Some of the RSUs vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant, adjusted for illiquidity, and is expensed through the income statement evenly over the vesting period. In the three and nine months ended September 30, 2016, the Company granted to its employees 35,852 and 328,551 RSUs, respectively (2015 — 11,614 and 253,766). Compensation costs charged against income in respect of employee RSUs for the three and nine months ended September 30, 2016 were $2.6 million and $7.2 million, respectively (2015 — $2.1 million and $6.8 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant. On February 4, 2016 (with a grant date of February 8, 2016), the Board of Directors approved a total of 24,456 RSUs for non-employee directors (February 9, 2015 — 27,620 RSUs) and 10,952 RSUs to the Chairman (February 9, 2015 — 12,154 RSUs). Compensation costs charged against income in respect of non-employee director RSUs for the three and nine months ended September 30, 2016 were $0.4 million and $1.1 million, respectively (2015 — $0.4 million and $1.3 million).
The total fair value adjustment for all RSUs for the three and nine months ended September 30, 2016 was $0.3 million and $0.6 million, respectively (2015 — $Nil and $0.3 million). The total tax credit recognized by the Company in relation to RSUs in the three and nine months ended September 30, 2016 was $0.6 million and $1.7 million, respectively (2015 — $0.7 million and $1.4 million).
Performance Shares. During the three and nine months ended September 30, 2016, the Company granted Nil and 278,477 performance shares, respectively, to its employees (2015 — Nil and 277,585). The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant is eligible for vesting each year based on a formula and are the performance shares are only issuable at the end of the three-year period.

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
The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant adjusted for illiquidity less a deduction for expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three and nine months ended September 30, 2016 in respect of performance shares were $0.3 million and $2.5 million, respectively (2015 — $2.6 million and $4.8 million). The total tax recognized by the Company in relation to performance shares in the three and nine months ended September 30, 2016 was a tax credit of $0.1 million and $0.5 million, respectively (2015 — $0.6 million and $1.1 million).
Phantom Shares. During the three and nine months ended September 30, 2016, the Compensation Committee approved the grant of 1,156 and 147,513 phantom shares, respectively, to its employees (2015 — Nil and 135,651). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2016 performance shares, with the difference being that any vested amount is paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing ordinary share price on the date of the grant adjusted for illiquidity, less estimated dividends payable over the vesting period. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three and nine months ended September 30, 2016 in respect of phantom shares were $0.2 million and $0.8 million, respectively (2015 — $1.4 million and $3.4 million) with a fair value adjustment for the three and nine months ended September 30, 2016 of $2.5 million and $3.8 million, respectively (2015 — $0.2 million and $1.8 million). The total tax credit recognized by the Company in relation to phantom shares in the three and nine months ended September 30, 2016 was $0.3 million and $0.6 million, respectively (2015 — $0.1 million and $0.8 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan and the International Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price, subject to a further one year holding period. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. Employees can purchase the Company’s ordinary shares at a discounted price equivalent to eighty-five percent (85%) of the fair market value of the ordinary shares on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 189 and 13,342 ordinary shares, respectively, were exercised and issued during the three and nine months ended September 30, 2016 (2015 — 264 and 54,940 shares). Compensation costs charged against income in the three and nine months ended September 30, 2016 in respect of the ESPP were $0.1 million and $0.3 million, respectively (2015 — $0.1 million and $0.3 million).

15.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016				Three Months Ended September 30, 2015
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$5.4	—	$(0.1)	$5.3	$1.6	$—	$1.6
Insurance Licenses	16.6	—	—	16.6	16.6	—	16.6
Agency Relationships	24.2	—	(0.4)	23.8	—	—	—
Non-compete Agreements	2.6	—	(0.1)	2.5	—	—	—
Value of Business Acquired	0.2	—	(0.2)	—	—	—	—
Consulting Relationships	0.9	—	—	0.9	—	—	—
Goodwill	22.1	—	—	22.1	—	—	—
Renewal Rights	—	1.9	—	1.9	—	—	—
Total	$72.0	$1.9	$(0.8)	$73.1	$18.2	$—	$18.2

	Nine Months Ended September 30, 2016				Nine Months Ended September 30, 2015
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$1.6	4.0	$(0.3)	$5.3	$1.6	$—	$1.6
Insurance Licenses	16.6	—	—	16.6	16.6	—	16.6
Agency Relationships	—	25.0	(1.2)	23.8	—	—	—
Non-compete Agreements	—	2.9	(0.4)	2.5	—	—	—
Value of Business Acquired	—	1.8	(1.8)	—	—	—	—
Consulting Relationships	—	1.0	(0.1)	0.9	—	—	—
Goodwill	—	22.1	—	22.1	—	—	—
Renewal Rights	—	1.9	—	1.9	—	—	—
Total	$18.2	$58.7	$(3.8)	$73.1	$18.2	$—	$18.2

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
Value of Business Acquired. As part of the acquisition of AgriLogic, the Company recognized a $1.8 million asset for value of business acquired (“VOBA”) consisting of the inforce unearned premium reserve and claims reserves at fair value.  The Company will amortize the VOBA in line with the unwinding of the acquired unearned premium balances and loss reserves.  Given the short tail nature of AgriLogic’s business, the VOBA has been fully amortized in 2016.
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
Renewal Rights. On September 22, 2016 the Company entered into a renewal rights agreement with Liberty Specialty Markets Limited ("LSML"). The Company valued the renewal rights at $1.9 million with an estimated economic useful life of 5 years. The Company will amortize the estimated value of the renewal rights over the estimated useful life.
In addition to the intangible assets and goodwill associated with the AgriLogic acquisition and the renewal rights agreement with LSML, the Company has the following intangible assets from prior transactions.
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at September 30, 2016, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2015 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the Company’s licenses as at September 30, 2016 was $16.6 million (December 31, 2015 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders.
The following table details the forms and value of the Company’s restricted assets as at September 30, 2016 and December 31, 2015:

	As at September 30, 2016	As at December 31, 2015
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,432.2	$1,421.0
Third party	2,449.6	2,265.6
Letters of credit / guarantees(1)	698.2	708.5
Total restricted assets	$4,580.0	$4,395.1
Total as percent of investable assets(2)	49.0%	49.6%

(1)	As at September 30, 2016, the Company pledged funds of $698.2 million and £0.0 million (December 31, 2015 — $697.6 million and £7.1 million) as collateral for its secured letters of credit.

(2)
The comparative balance has been re-presented to reflect total restricted investable assets as a percent of investable assets. Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, comprises cash and investments as at September 30, 2016 in the amount of $456.1 million (December 31, 2015 — $436.8 million).
The amounts provided as Funds at Lloyd’s are drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at September 30, 2016 was £0.4 million (December 31, 2015 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
As at September 30, 2016, no borrowings were outstanding under the credit facility. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
Other Credit Facilities. On June 30, 2016, Aspen Bermuda and Citibank Europe plc (“Citi Europe”) amended the committed letter of credit facility, dated June 30, 2012, as amended on June 30, 2014 (the “LOC Facility”). The amendment to the LOC facility extends the term of the LOC Facility to June 30, 2018 and provides a maximum aggregate amount of up to $550.0 million. Under the LOC Facility, Aspen Bermuda will pay to Citi Europe (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under the LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. In addition, Aspen Bermuda and Citi Europe entered into an uncommitted letter of credit facility whereby Aspen Bermuda has the ability to request letters of credit under this facility subject to the prior approval of Citi Europe. The fee associated with the uncommitted facility is a letter of credit fee based on the available amounts of each letter of credit issued under the uncommitted facility. Both the LOC Facility and the uncommitted facility are used to secure obligations of Aspen Bermuda to its policyholders. In addition to these facilities, we also use regulatory trusts to secure our obligations to policyholders.
In addition, Aspen U.K. and Aspen Bermuda had a $100.0 million secured letter of credit facility agreement with Barclays. All letters of credit issued under the facility were used to support reinsurance obligations of the parties to the agreement and their respective subsidiaries. The Company did not extend the maturity date of the Barclays secured letter of credit facility and, as a result, it expired on January 31, 2015 and no new letters of credit can be issued under this facility. As at September 30, 2016 and December 31, 2015, the Company had no outstanding collateralized letters of credit under this facility.
For further information relating to the Company’s credit facilities, refer to Note 23 of the “Notes to Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
Interest Rate Swaps. As at September 30, 2016, no cash collateral was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2015 — $10.1 million). For more information on the Company’s terminated interest rate swaps, refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at September 30, 2016 were:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations	$3.3	$16.1	$15.3	$14.0	$9.9	$88.4	$147.0

(c)	Contingent liabilities
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
As at September 30, 2016 and December 31, 2015, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2016 and 2015. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2015, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2015 Annual Report on Form 10-K filed with the SEC.
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
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our subsidiaries principally in Bermuda, the United Kingdom and the United States.
Key results for the three and nine months ended September 30, 2016 include:

•
Gross written premiums of $763.5 million for the third quarter of 2016, an increase of 6.0% from the third quarter of 2015. Gross written premiums in reinsurance increased by 15.6% with the increase largely due to growth in agriculture business written within the specialty reinsurance business line. Gross written premiums in insurance decreased by 1.6% mainly due to reductions in global casualty and U.S. casualty business lines as we reposition the account;

•
There were $24.9 million, or 3.7 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2016 compared with $19.1 million, or 3.0 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the third quarter of 2015;

•
Net favorable development on prior year loss reserves of $35.4 million for the third quarter of 2016 had a favorable impact of 5.2 percentage points on the combined ratio, compared with a reserve release of $39.0 million in the third quarter of 2015, which had a favorable impact of 6.1 percentage points on the combined ratio;

•
Combined ratio of 93.8% for the third quarter of 2016 compared with a combined ratio of 93.4% for the third quarter of 2015. The increase in combined ratio is mainly due to a $5.8 million increase in catastrophe losses and a $3.6 million reduction in net favorable development on prior year loss reserves;

•
Realized and unrealized foreign exchange gains of $10.8 million for the third quarter of 2016 compared with losses of $8.4 million in the third quarter of 2015 predominantly due to the continued strengthening of the U.S. Dollar;

•
Realized and unrealized investment gains of $21.5 million for the third quarter of 2016 compared with losses of $41.2 million in the third quarter of 2015. The gains in the current quarter were due to mark to market changes in the valuation of our equity and fixed income trading portfolios;

•	Diluted net income per ordinary share of $1.40 for the quarter ended September 30, 2016 compared with diluted net income per ordinary share of $0.30 in the third quarter last year;

•	Annualized net income return on average ordinary shareholders' equity of 11.2% for the third quarter of 2016 compared with 2.8% for the third quarter of 2015; and

•
Diluted book value per ordinary share(1) of $50.49 as at September 30, 2016, up 9.8% from December 31, 2015, which included net unrealized losses on foreign currency translation, net of taxes, and net unrealized gains on investments, net of taxes, recognized through other comprehensive income of $19.3 million and $92.9 million, respectively.

(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity increased by $287.3 million to $3,904.1 million during the three months ended September 30, 2016. The most significant movements were:

•
a $25.2 million reduction in accumulated other comprehensive income mainly due to a $21.2 million net unrealized loss in the available for sale investment portfolio, a net unrealized loss in foreign currency translation of $6.5 million and a $2.5 million net gain on foreign exchange contracts;

•	net proceeds of $241.3 million from the issuance of the 5.625% Preference Shares;

•	a $73.0 million increase in retained earnings for the period; and

•	the repurchase of 144,289 ordinary shares for $6.5 million pursuant to a 10b5-1 plan.
Ordinary shareholders’ equity as at September 30, 2016 and December 31, 2015 was:

	As at September 30, 2016	As at December 31, 2015
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,904.1	$3,419.9
Preference shares less issue expenses	(797.1)	(555.8)
Non-controlling interests	(1.3)	(1.3)
Net assets attributable to ordinary shareholders	$3,105.7	$2,862.8
Issued ordinary shares	60,210,770	60,918,373
Issued and potentially dilutive ordinary shares	61,516,418	62,240,466
Outlook and Trends

Overall, the rate environment continues to pose challenges in both our reinsurance and insurance segments, although the rate impact varies by line and geography.

We successfully integrated AgriLogic and are delighted with its growth trajectory. We expect healthy growth across all U.S. states where we have already established a strong presence and, at this stage, indications are that 2016 should be a good year in terms of underwriting experience for the agriculture industry. Across other lines, attractive opportunities continue to be brought to us despite the challenging market environment. The pace of rate reductions in reinsurance slowed to approximately 4% for the year to date. We achieved rate increases in the United States following some small natural catastrophe losses and in the Middle East following a degree of market disruption. Our reinsurance team continues to stay disciplined and avoids writing business that does not meet our underwriting targets.

In insurance, the pace of rate reductions also decreased to approximately 1% overall with pricing in the United States flat compared to international markets where rates decreased approximately 3%. We continue to proactively manage our diversified insurance business lines and selectively reduce exposure in areas where rates are under pressure and to not renew some business in favor of other opportunities with more attractive prospective margins. We expect the benefits from this effort will improve our insurance loss ratio and decrease volatility in 2017 and more significantly in 2018. This transformation is already showing results, with growth and improved profitability in target areas. For example, our global accident and health business continued to perform well, along with surety and cyber. In our marine, aviation and energy sub-segment, we saw growth for the first time in many quarters. However, we remain cautious with marine and energy business as market conditions continue to be pressured. In property and casualty, our U.K. property and casualty business continued its strong track record of profitability and we generated growth from our railroad and U.K. regional business lines.

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
Results of Operations for the Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015
The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2016 and 2015, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $43.0 million, or 6.0%, in the third quarter of 2016 compared to the third quarter of 2015.
Gross written premiums from our reinsurance segment increased by $49.3 million, or 15.6%, in the third quarter of 2016 compared to the third quarter of 2015. The increase was largely due to growth in agriculture business written within specialty reinsurance following our recent acquisition of AgriLogic, a specialist U.S. crop managing general agency business with an integrated agricultural consultancy. This growth was offset by a decrease in other property premiums due to adverse contract adjustments and the non-renewal of certain contracts which did not meet our underwriting targets and a decrease in property catastrophe premiums due to contracts renewing in the second quarter of this year which previously renewed in the third quarter.
Gross written premiums from our insurance segment decreased by $6.3 million, or 1.6%, in the third quarter of 2016 compared to the third quarter of 2015 largely due to reductions in global casualty, U.S. casualty and U.S. professional business lines as we reposition the account, partially offset by growth in our U.S. based ocean cargo, accident and health and U.S. surety business lines and favorable contract adjustments in our marine liability business line.
The table below shows our gross written premiums for each business segment for the three months ended September 30, 2016 and 2015, and the percentage change in gross written premiums for each business segment:

Business Segment	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Reinsurance	$365.9	$316.6	15.6%
Insurance	397.6	403.9	(1.6)%
Total	$763.5	$720.5	6.0%
Ceded reinsurance. Total reinsurance ceded of $125.1 million increased by $56.4 million from the third quarter of 2015 due to increased ceded reinsurance for our U.S. inland marine, ocean cargo, U.S. excess casualty, property catastrophe business lines and additional ceded reinsurance for our new agriculture business reported in our specialty reinsurance business line. The changes in our reinsurance program have reduced our retention ratio, defined as net written premium as a percentage of gross written premium, by 6.9% to 83.6% in the third quarter of 2016 compared to 90.5% in the third quarter of 2015.
Net premiums earned. Net premiums earned in the third quarter of 2016 increased by 6.3% from the third quarter of 2015. Net premiums earned increased by 11.1% and 2.4% in reinsurance and insurance, respectively.

Losses and loss adjustment expenses. The loss ratio for the quarter increased 0.1 percentage points from 57.1% in the third quarter of 2015 to 57.2% largely due to a $5.8 million increase in catastrophe losses and a $3.6 million reduction in prior-year reserve releases.
In the reinsurance segment, the loss ratio for the three months ended September 30, 2016 was 56.5% compared to 59.7% in the equivalent period in 2015. The decrease in the loss ratio in the quarter is largely attributable to the lack of significant large losses in the quarter compared with $27.0 million of losses associated with the port explosion in Tianjin, China in the third quarter of 2015 partially offset by changes in business mix towards lines which have higher non-catastrophe loss ratios. Catastrophe losses decreased by $2.0 million and prior year reserve releases decreased by $4.0 million compared to the same period in 2015. In the third quarter of 2016, we experienced $14.8 million of natural catastrophe losses, net of reinsurance recoveries, including $10.3 million from weather-related events in the U.S. and $3.4 million from a hailstorm in the Netherlands. The comparable quarter of 2015 experienced $16.8 million of natural catastrophe losses, net of reinsurance recoveries, including $7.0 million from the wildfires in the U.S. State of Washington and $9.8 million of other losses associated with an earthquake in Chile and weather-related events in the U.S., New Zealand and Australia. Reserve releases for the current quarter were as a result of favorable development across all of our reinsurance business lines. The comparative period benefited from favorable reserve development in U.S. casualty and property pro rata business lines.
In the insurance segment, the loss ratio of 57.7% in the third quarter of 2016 increased from 55.0% in the third quarter of 2015 largely due to a $7.8 million increase in catastrophe losses, a $7.6 million decrease in prior year reserve release and higher U.S. casualty losses offset by a reduction in large losses. We experienced $10.1 million of natural catastrophe losses in the period and $2.3 million in the comparative period primarily due to U.S. weather-related events. In the third quarter of 2016, we experienced no significant large losses while in the comparative period in 2015 we experienced $11.2 million of mid-sized fire and energy losses in addition to $3.0 million of losses from the port explosion in Tianjin, China. Prior year reserve releases decreased from $22.9 million in the third quarter of 2015 to $15.3 million in the current period. Reserve releases in the current quarter were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines. Reserve releases in the comparative quarter were principally from our property and casualty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended September 30, 2016 and 2015 were as follows:

Business Segment	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
Reinsurance	56.5%	59.7%
Insurance	57.7%	55.0%
Total Loss Ratio	57.2%	57.1%
The tables below show our loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined third quarter 2016 catastrophe losses as losses associated with weather-related events in the U.S. and a hailstorm in the Netherlands. We have defined catastrophe losses in the third quarter of 2015 as losses largely associated with wildfires in the U.S. State of Washington, an earthquake in Chile and weather-related events in the U.S, New Zealand and Australia.
The underlying changes in loss ratios by business segment are shown in the tables below for the three months ended September 30, 2016 and 2015. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended September 30, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	56.5%	(4.7)%	51.8%
Insurance	57.7%	(2.8)%	54.9%
Total	57.2%	(3.7)%	53.5%

For the Three Months Ended September 30, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	59.7%	(5.9)%	53.8%
Insurance	55.0%	(0.6)%	54.4%
Total	57.1%	(3.0)%	54.1%
For information relating to the movement of prior year reserves, please see “Reserves for Losses and Loss Adjustment Expenses” below.
Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	14.5%	17.5%	16.2%	21.3%	15.7%	18.0%
General and administrative expense ratio(1)	13.0	13.0	14.7	11.4	12.0	13.7
Gross expense ratio	27.5	30.5	30.9	32.7	27.7	31.7
Effect of reinsurance	4.3	6.8	5.7	2.3	5.6	4.6
Total net expense ratio	31.8%	37.3%	36.6%	35.0%	33.3%	36.3%

(1)	The total group general and administrative expense ratio includes corporate expenses which are not allocated to the segments.
The policy acquisition expense ratio decreased in the third quarter of 2016 compared to the equivalent quarter of 2015 due to a reduction in the reinsurance segment ratio partially offset by an increase in the insurance segment ratio. The increase in the insurance segment ratio is largely due to lower over-rider commissions. The decrease in the reinsurance segment policy acquisition expense ratio was largely due to changes in business mix toward agriculture as a result of our acquisition of AgriLogic which has lower average commission rates and away from other property, casualty and specialty business written on a pro rata basis which have higher average commission rates.
General, administrative and corporate expenses increased by $24.5 million from $100.5 million in the third quarter of 2015 to $125.0 million in the third quarter of 2016 largely driven by costs following our acquisition of AgriLogic in addition to reorganization costs and other planned expenses to support the growth in our business. The general, administrative and corporate expense ratio, before the effect of reinsurance, increased by 1.0 percentage point in the third quarter of 2016 compared to the equivalent period in 2015.
Net investment income. Net investment income for the quarter of $46.4 million increased by 3.1% compared to $45.0 million in the third quarter of 2015 due to an increase in dividend income and a reduction in investment expenses.
Change in fair value of derivatives. In the three months ended September 30, 2016, we recorded no change in the fair value of our terminated interest rate swaps (2015 — loss of $2.8 million), a gain of $0.6 million (2015 — gain of $12.9 million) in respect of foreign exchange contracts not designated as hedging instruments and a loss of $3.1 million (2015 — loss of $0.8 million) in respect of foreign exchange contracts designated as hedging instruments.

Income before tax. In the third quarter of 2016, income before tax was $100.5 million (2015 — $30.0 million) comprised of the amounts set out in the table below:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	($ in millions)
Underwriting income	$55.6	$57.0
Corporate expenses	(13.4)	(14.5)
Non-operating (expenses)	(6.3)	—
Net other (expense)/income	2.4	(2.3)
Net investment income	46.4	45.0
Change in fair value of derivatives	0.6	10.1
Change in fair value of loan notes issued by variable interest entities	(9.8)	(8.3)
Realized and unrealized investment gains	26.7	10.7
Realized and unrealized investment losses	(5.2)	(51.9)
Net realized and unrealized foreign exchange gains/(losses)	10.8	(8.4)
Interest expense	(7.3)	(7.4)
Income before tax	$100.5	$30.0
Taxes. Income tax expense for the three months ended September 30, 2016 was $4.9 million (2015 — $1.8 million) equating to an estimated effective tax rate of 4.9% (2015 — 6.0%). The reduction in the effective tax rate is primarily due to an agreement with Her Majesty's Revenue and Customs ("HMRC") of the deductions available for certain interest payments in prior periods. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporate tax rate remains at 20%, with a further reduction to 19% from April 1, 2017 and 17% from April 1, 2020) and the United States (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the three months ended September 30, 2016 was $95.6 million, equivalent to basic earnings per ordinary share of $1.43 adjusted for the $9.5 million preference share dividends and $0.2 million non-controlling interest. Fully diluted earnings per ordinary share were $1.40 for the three months ended September 30, 2016. Net income after tax for the three months ended September 30, 2015 was $28.2 million, equivalent to basic earnings per ordinary share of $0.30 after deducting $9.5 million preference share dividends and $0.3 million non-controlling interest. Fully diluted earnings per ordinary share were $0.30 for the three months ended September 30, 2015.
Realized and unrealized investment gains/(losses). Total realized and unrealized investment gains for the three months ended September 30, 2016 were $21.5 million (2015 — loss of $41.2 million) comprising the amounts set out in the table below:

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$5.5	$2.4
Fixed income securities — gross realized (losses)	(0.9)	(0.3)
Short-term investments — gross realized gains	0.1	—
Short-term investments — gross realized (losses)	(0.2)	—
Trading:
Fixed income securities — gross realized gains	4.3	0.5
Fixed income securities — gross realized (losses)	(0.5)	(1.2)
Equity securities — gross realized gains	8.1	7.8
Equity securities — gross realized (losses)	(4.2)	(12.3)
Catastrophe bonds	0.3	0.7
Net change in gross unrealized gains	9.0	(38.8)
Total realized and unrealized investment gains/(losses)	$21.5	$(41.2)

Other comprehensive income. We recorded a $25.2 million reduction in our total other comprehensive income for the three months ended September 30, 2016 (2015 — reduction of $4.9 million), net of taxes. The reduction was mainly due to a $16.8 million loss in the net unrealized available for sale investment portfolio (2015 — $25.3 million net unrealized gain), a $6.5 million net unrealized loss in foreign currency translation (2015 — $27.9 million net unrealized loss), a $2.5 million net gain from hedged foreign exchange contracts (2015 — $0.2 million loss) and a $4.4 million reclassification of net realized gains to net income (2015 — $1.8 million reclassified net realized gains).
Non-controlling interest. In the three months ended September 30, 2016, we recorded a decrease of $0.2 million (2015 — $0.3 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary shares and preference shares in the three months ended September 30, 2016 were $22.8 million (2015 — $22.2 million). The dividend on our ordinary shares increased from $0.21 per ordinary share to $0.22 per ordinary share on April 21, 2016.
Underwriting Results by Business Segments — Third Quarter
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
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2016 and 2015. The contributions of each business segment to gross written premiums in the three months ended September 30, 2016 and 2015 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$365.9	47.9%	$316.6	43.9%
Insurance	397.6	52.1	403.9	56.1
Total	$763.5	100.0%	$720.5	100.0%
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
Gross written premiums. Gross written premiums in our reinsurance segment increased by 15.6% compared to the three months ended September 30, 2015. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$47.3	$49.1	(3.7)%
Other property reinsurance	77.4	105.2	(26.4)%
Casualty reinsurance	79.3	77.9	1.8%
Specialty reinsurance	161.9	84.4	91.8%
Total	$365.9	$316.6	15.6%

The decrease in property catastrophe gross written premiums was primarily due to contracts renewing in the second quarter of this year which renewed in the third quarter last year. The decrease in other property reinsurance was largely due to adverse contract adjustments and the non-renewal of certain contracts which did not meet our underwriting targets. Our casualty reinsurance marginally increased due to growth in our international casualty business line. The increase in our specialty reinsurance business was largely due to $103.3 million of agriculture business sourced following our recent acquisition of AgriLogic offset by reductions in our credit and surety and specialty marine business lines.
Losses and loss adjustment expenses. The loss ratio for the three months ended September 30, 2016 was 56.5% compared to 59.7% in the equivalent period in 2015. The decrease in the loss ratio in the quarter is largely attributable to no significant large losses in the quarter compared with $27.0 million of losses associated with the port explosion in Tianjin, China in the third quarter of 2015 partially offset by changes in business mix towards lines which have higher non-catastrophe loss ratios.
We experienced a $2.0 million decrease in catastrophe losses and a $4.0 million decrease in prior year reserve releases compared to the same period in 2015. In the third quarter of 2016, we experienced $14.8 million of natural catastrophe losses, net of reinsurance recoveries, including $10.3 million from weather-related events in the U.S. and $3.4 million from a hailstorm in the Netherlands. The comparable quarter of 2015 experienced $16.8 million of natural catastrophe losses including $7.0 million from the wildfires in the U.S. State of Washington and $9.8 million of other losses associated with the earthquake in Chile and weather-related events in the U.S., New Zealand and Australia. Reserve releases for the current quarter were as a result of favorable development across all of our reinsurance business lines. The comparative period in 2015 benefited from favorable reserve development in U.S. casualty and property pro rata business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $53.0 million for the three months ended September 30, 2016, equivalent to 16.8% of net premiums earned, compared to $64.8 million, or 22.8% of net premiums earned in the equivalent period in 2015. The reduction in the acquisition expense ratio was largely due to changes in business mix toward agriculture and specialty marine business lines which have lower average commission rates and away from other property, casualty and specialty business written on a pro rata basis which have higher average commission rates. The general and administrative expenses of $47.4 million increased compared to $34.7 million in the equivalent period in 2015 due to costs following our acquisition of AgriLogic in addition to other planned expenses to support business growth while the equivalent period in 2015 reported a reduction in performance-related accruals. The general and administrative expense ratio increased to 15.0% from 12.2% in the same period in 2015 due to the increase in expenses noted above together with the impact of an increase in ceded premiums which reduced the growth in net premiums earned.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2015 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment decreased by 1.6% compared to the three months ended September 30, 2015. The table below shows our gross written premiums for each line of business for the three months ended September 30, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$184.9	$208.5	(11.3)%
Marine, aviation and energy insurance	96.3	85.3	12.9%
Financial and professional lines insurance	116.4	110.1	5.7%
Total	$397.6	$403.9	(1.6)%

The decrease in property and casualty gross written premiums is largely attributable to reductions in global casualty and U.S. casualty business lines as we reposition the account. The increase in gross written premiums in marine, aviation and energy insurance is largely attributable to growth in our new U.S. based ocean cargo business line and favorable contract adjustments in our marine liability business line. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our accident and health and U.S. surety insurance business lines offset by reductions in our U.S. professional business lines.
Losses and loss adjustment expenses. The loss ratio of 57.7% in the third quarter of 2016 increased from 55.0% in the third quarter of 2015 largely due to a $7.8 million increase in catastrophe losses, a $7.6 million decrease in prior year reserve releases and higher U.S. casualty losses offset by a reduction in large losses. The insurance segment experienced catastrophe losses for U.S. weather-related events in the third quarter of 2016 and 2015 of $10.1 million and $2.3 million, respectively. In the third quarter of 2016, we experienced no significant large losses while in the comparative period in 2015 we experienced $11.2 million of mid-sized fire and energy losses in addition to $3.0 million of losses from the port explosion in Tianjin, China.
Prior year reserve releases decreased from $22.9 million in the third quarter of 2015 to $15.3 million in the third quarter of 2016. Reserve releases in the third quarter of 2016 were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines. Reserve releases in the comparative quarter were principally from our property and casualty lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended September 30, 2016 increased to 21.4% of net premiums earned compared to 18.9% in the third quarter of 2015 due largely to lower over-rider commissions. Our general and administrative expenses increased by $6.6 million from $51.3 million in the third quarter of 2015 to $57.9 million in the current quarter due to reorganization costs and costs associated with growth in our insurance business.

Results of Operations for the Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015
The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2016 and 2015, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to our business segments.
Gross written premiums. Gross written premiums increased by $178.4 million, or 7.6%, in the first nine months of 2016 compared to the same period in 2015.
Gross written premiums from our reinsurance segment increased by 14.5% in the first nine months of 2016 largely due to growth in specialty reinsurance and casualty reinsurance business lines. The increase in our specialty reinsurance business is due to growth in agriculture business written following our acquisition of AgriLogic and growth in specialty marine business. The increase in our casualty reinsurance lines of business is largely due to growth in our U.S. casualty treaty and international casualty business lines.
Gross written premiums from our insurance segment increased by 1.9% in the first nine months of 2016 mainly due to growth in our financial and professional lines offset by a reduction in our property and casualty insurance and marine, aviation and energy insurance lines. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in our accident and health, credit and political risks, management liability and financial institutions business lines. The decrease in gross written premiums in property and casualty insurance was largely attributable to reductions in our global casualty, U.S. casualty and U.S. environmental business lines offset by growth in our U.S. excess casualty and railroad insurance business lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely due to challenging market conditions in our marine and energy liability, U.S. inland marine, offshore energy, and energy and construction insurance business lines offset by growth in our ocean cargo and aviation insurance business line.
The table below shows our gross written premiums for each business segment for the nine months ended September 30, 2016 and 2015, and the percentage change in gross written premiums for each business segment:

Business Segment	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	% increase
	($ in millions)	($ in millions)
Reinsurance	$1,216.1	$1,062.1	14.5%
Insurance	1,324.8	1,300.4	1.9%
Total	$2,540.9	$2,362.5	7.6%
Ceded reinsurance. Total reinsurance ceded for the first nine months of 2016 of $378.0 million increased by $74.9 million compared to the first nine months of 2015. Ceded reinsurance costs increased for our reinsurance segment due to increased ceded reinsurance for our property catastrophe business line due to new business opportunities which were written in conjunction with an increase in retrocession costs and for our new agriculture business reported in our specialty reinsurance business line. Ceded reinsurance costs increased for our insurance segment due to increased ceded reinsurance in our marine, aviation and energy and financial and professional business lines. Our retention ratio, defined as net written premium as a percentage of gross written premium, decreased by 1.0% to 82.4% in the first nine months of 2016 compared to 83.4% in the first nine months of 2015.
Net premiums earned. Net premiums earned in the first nine months of 2016 increased by 9.8% compared to the first nine months of 2015 due to an increase in gross written premiums partially offset by higher ceded premiums.
Losses and loss adjustment expenses. The loss ratio increased by 2.7 percentage points from 56.0% in the first nine months of 2015 to 58.7% for the first nine months of 2016.
In the reinsurance segment, the loss ratio for the nine months ended September 30, 2016 was 55.2% compared to 48.8% in the equivalent period in 2015 largely due to a $50.3 million increase in catastrophe losses, changes in business mix towards lines which have higher non-catastrophe loss ratios and a $1.3 million reduction in reserve releases, offset by lower large losses. In the first nine months of 2016, we experienced $77.2 million of natural catastrophe losses, net of reinsurance recoveries, including $35.9 million associated with the wildfires in Canada, $26.0 million from weather-related events in the U.S., $7.5 million from an earthquake in Japan, $3.4 million from a hailstorm in the Netherlands and $2.2 million from an earthquake in Taiwan.

In the comparable period in 2015 we experienced $26.9 million of natural catastrophe losses, including $7.0 million from the wildfires in the U.S. State of Washington and $18.9 million of other losses associated with an earthquake in Chile and weather-related events in the U.S., Europe, New Zealand and Australia. Reserve releases decreased from $53.4 million in the first nine months of 2015 to $52.1 million in the current period. For the nine months ended September 30, 2016 there were no significant large losses compared with $27.0 million of losses associated with the port explosion in Tianjin, China in the equivalent period of 2015.
In the insurance segment, the loss ratio of 61.5% for the first nine months of 2016 was the same as the comparable period in 2015 largely due to higher catastrophe losses and a reduction in reserve releases, offset by a reduction in large losses. In the first nine months of 2016, there were $34.6 million of catastrophe losses associated with U.S. weather-related events compared to $17.6 million in the first nine months of 2015. Large losses in the first nine months of 2016 included $29.6 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. In the comparative period of 2015, large losses included $23.6 million from fire and weather-related events in the U.S., $37.6 million of energy-related losses, $5.0 from a train derailment and $3.0 million of losses from the port explosion in Tianjin, China. Prior year reserve releases decreased by $18.1 million from $44.2 million in the first nine months of 2015 to $26.1 million in the equivalent period in 2016. The reserve releases in the nine-month period were principally from our marine, aviation and energy lines, most notably our energy physical damage, which offset adverse development in our property and casualty lines of business. The release in the comparative period in 2015 was due primarily from our property and casualty lines, most notably excess casualty, U.K. commercial and U.S. property business lines offsetting adverse development in our marine, aviation and energy lines of business.
We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the nine months ended September 30, 2016 and 2015 were as follows:

Business Segment	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Reinsurance	55.2%	48.8%
Insurance	61.5%	61.5%
Total Loss Ratio	58.7%	56.0%
We also present, in the tables below, loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we defined the major 2016 catastrophe losses in the first nine months of 2016 as losses associated with the wildfires in Canada, weather-related events in the U.S., a hailstorm in the Netherlands and several earthquakes. We defined major 2015 catastrophe losses in the first nine months of 2015 as losses associated with storms in the U.S., Europe, New Zealand and Australia, the Chilean earthquake and wildfires in the U.S.
The underlying changes in loss ratios by business segment are shown in the tables below for the nine months ended September 30, 2016 and 2015. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if applicable, from catastrophe loss events.

For the Nine Months Ended September 30, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	55.2%	(8.6)%	46.6%
Insurance	61.5%	(3.1)%	58.4%
Total	58.7%	(5.5)%	53.2%

For the Nine Months Ended September 30, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	48.8%	(3.4)%	45.4%
Insurance	61.5%	(1.7)%	59.8%
Total	56.0%	(2.4)%	53.6%

Reserve releases in our reinsurance segment decreased from $53.4 million in the first nine months of 2015 to $52.1 million in the equivalent period in 2016. Reserve releases in the insurance segment reduced from $44.2 million in the first nine months of 2015 to $26.1 million in the first nine months of 2016. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.
Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Policy acquisition expense ratio	16.3%	16.7%	16.5%	19.7%	15.5%	17.2%
General and administrative expense ratio(1)	13.0	12.9	15.1	12.0	12.0	14.0
Gross expense ratio	29.3	29.6	31.6	31.7	27.5	31.2
Effect of reinsurance	3.5	5.7	5.1	2.1	6.0	4.8
Total net expense ratio	32.8%	35.3%	36.7%	33.8%	33.5%	36.0%

(1)	The total group general and administrative expense ratio includes corporate expenses which are not allocated to the segments.
Policy acquisition expenses increased by $22.4 million in the first nine months of 2016 compared with the equivalent period in 2015 due to an increases in business written. The reduction in the policy acquisition ratio, before the effect of reinsurance, is due to a change in the mix of business written in the reinsurance segment as a result of our acquisition of AgriLogic and the receipt of FET refunds, offset by lower over-rider commissions.
General, administrative and corporate expenses increased by $63.1 million in the first nine months of 2016 compared to the first nine months of 2015. The general, administrative and corporate expense ratio, before the effect of reinsurance, increased by 1.0 percentage point compared to the prior period in 2015 due to an increase in costs in our reinsurance segment as a result of our acquisition of AgriLogic and increased corporate costs associated with the growth in our business and reorganization costs.
Net investment income. Net investment income for the first nine months of 2016 was $143.9 million, an increase of 3.5% compared to $139.1 million in the first nine months of 2015 due primarily to an increase in interest income from our larger fixed income portfolio, growth in equity dividends and a reduction in investment expenses.
Change in fair value of derivatives. In the nine months ended September 30, 2016, we recorded a charge of $3.3 million (2015 — charge of $6.2 million) in respect of our terminated interest rate swaps and a loss of $3.7 million (2015 — gain of $10.5 million) in respect of foreign exchange contracts not designated as hedging instruments and a loss of $5.6 million (2015 — loss of $3.5 million) in respect of foreign exchange contracts designated as hedging instruments.

Income before tax. In the nine months ended September 30, 2016, income before tax was $283.6 million (2015 — $214.3 million) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	($ in millions)
Underwriting income	$144.0	$191.7
Corporate expenses	(50.6)	(43.8)
Non-operating expenses	(6.3)	—
Other (expenses)/income	2.3	(0.4)
Net investment income	143.9	139.1
Change in fair value of derivatives	(7.0)	4.3
Change in fair value of loan notes issued by variable interest entities	(13.7)	(14.5)
Realized and unrealized investment gains	137.4	81.6
Realized and unrealized investment losses	(34.1)	(95.2)
Net realized and unrealized foreign exchange losses	(10.2)	(26.4)
Interest expense	(22.1)	(22.1)
Income before tax	$283.6	$214.3
In the nine months ended September 30, 2016, we recorded a net change in gross realized and unrealized gains of $103.3 million driven primarily by mark to market gains in both our fixed income and equity portfolios.
Taxes. Income tax expense for the nine months ended September 30, 2016 was $8.7 million (2015 — $9.1 million) equating to an estimated effective tax rate of 3.1% (2015 — 4.2%). The reduction in the effective tax rate was primarily due to an agreement with HMRC of the deductions available for certain interest payments in prior periods. The effective tax rate represents an estimate of the tax rate which will apply to our pre-tax income for 2016 including adjustments to prior period estimates. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability the business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the U.K. (where the corporate tax rate remains at 20%, with a further reduction to 19% from April 1, 2017 and 17% from April 1, 2020) and the U.S. (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the nine months ended September 30, 2016 was $274.9 million, equivalent to basic earnings per share of $4.07 adjusted for the $28.4 million preference share dividends and $nil non-controlling interest. Net income after tax for the nine months ended September 30, 2015 was $205.2 million, equivalent to basic earnings per ordinary share of $2.86, adjusted for the $28.4 million preference share dividends and $0.8 million of non-controlling interest. Fully diluted earnings per ordinary share were $3.97 for the nine months ended September 30, 2016 compared to $2.80 for the equivalent period in 2015.

Investment gains. Realized and unrealized investment gains for the nine months ended September 30, 2016 were $103.3 million (2015 — $13.6 million loss) comprising the amounts set out in the table below:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
	($ in millions)
Available for sale:
Fixed income maturities — gross realized gains	$14.7	$9.7
Fixed income maturities — gross realized (losses)	(4.6)	(1.4)
Equity securities — gross realized gains	—	31.9
Equity securities — gross realized (losses)	—	(3.0)
Cash and cash equivalents — gross realized gains	0.1	—
Cash and cash equivalents — gross realized (losses)	(0.5)	—
Trading:
Fixed income securities — gross realized gains	9.5	3.8
Fixed income securities — gross realized (losses)	(6.9)	(3.8)
Equity securities — gross realized gains	23.3	36.2
Equity securities — gross realized (losses)	(22.2)	(25.4)
Catastrophe bonds	0.1	(0.1)
Net change in gross unrealized gains	89.8	(61.5)
Total realized and unrealized investment gains (losses)	$103.3	$(13.6)
In the nine months ended September 30, 2016, we recorded a net change in gross unrealized gains of $89.8 million driven by mark to market gains in both our fixed income and equity portfolios.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the nine months ended September 30, 2016 and 2015 was $Nil. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC.
Other comprehensive income. We recorded an increase in our total other comprehensive income for the nine months ended September 30, 2016 of $72.3 million (2015 — reduction of $120.7 million), net of taxes. This is comprised of a $102.0 million net unrealized gain on the available for sale investment portfolio (2015 — $19.6 million net unrealized loss), a $9.1 million reclassification of net realized gains to net income (2015 — $33.1 million reclassified net realized gains), a net unrealized loss in foreign currency translation of $19.3 million (2015 — $70.2 million net unrealized loss) and a net unrealized loss on hedged derivative contracts of $1.3 million (2015 — gain of $2.2 million).
Non-controlling interest. In the nine months ended September 30, 2016, the change in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited, our U.K. regional property and casualty subsidiary was $Nil (2015 — increase of $0.8 million).
Dividends. The dividend on our ordinary shares increased from $0.21 per ordinary share to $0.22 per ordinary share on April 21, 2016. The dividend on our ordinary shares increased from $0.20 per ordinary share to $0.21 per ordinary share on April 22, 2015. Dividends paid on our ordinary and preference shares in the nine months ended September 30, 2016 were $39.5 million and $28.4 million, respectively (2015 — $38.1 million and $28.4 million).

Underwriting Results by Business Segments — Nine Months
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2016 and 2015. The contributions of each business segment to gross written premiums in the nine months ended September 30, 2016 and 2015 were as follows:

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	($ in millions)	(% of gross written premiums)	($ in millions)	(% of gross written premiums)
Reinsurance	$1,216.1	47.9%	$1,062.1	45.0%
Insurance	1,324.8	52.1	1,300.4	55.0
Total	$2,540.9	100.0%	$2,362.5	100.0%
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment for the nine months ended September 30, 2016 increased by 14.5% compared to the nine months ended September 30, 2015. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2016 and 2015, and the percentage change in gross written premiums for each line of business:

Lines of Business	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$272.6	$270.2	0.9%
Other property reinsurance	264.7	299.1	(11.5)%
Casualty reinsurance	263.7	241.6	9.1%
Specialty reinsurance	415.1	251.2	65.2%
Total	$1,216.1	$1,062.1	14.5%

Gross written premiums in our property catastrophe business lines increased marginally compared to the prior year due to new business opportunities which were written in conjunction with an increase in retrocession costs which offset reductions in business written due to challenging market conditions. The decrease in other property reinsurance was largely due to challenging market conditions and adjustments in prior year premium estimates on proportional contracts. The increase in our casualty reinsurance lines of business was largely due to growth in our U.S. casualty treaty and international casualty business lines. The increase in our specialty reinsurance business was due to growth in agriculture business written following our acquisition of AgriLogic and favorable premium adjustments from prior years.
Losses and loss adjustment expenses. The loss ratio for the nine months ended September 30, 2016 was 55.2% compared to 48.8% in the equivalent period in 2015 due largely to a $50.3 million increase in catastrophe losses, changes in business mix towards lines which have higher non-catastrophe loss ratios and a $1.3 million reduction in reserve releases. In the first nine months of 2016, we experienced $77.2 million of natural catastrophe losses, net of reinsurance recoveries, including $35.9 million associated with the wildfires in Canada, $26.0 million from weather-related events in the U.S., $7.5 million from an earthquake in Japan, $3.4 million from a hailstorm in the Netherlands and $2.2 million from an earthquake in Taiwan. In the comparable period in 2015 we experienced a loss of $27.0 million of losses associated with the port explosion in Tianjin, China and $26.9 million of natural catastrophe losses, including $7.0 million from the wildfires in the U.S. State of Washington and $18.9 million of other losses associated with the earthquake in Chile and weather-related events in the U.S., Europe, New Zealand and Australia. Reserve releases decreased from $53.4 million in the first nine months of 2015 to $52.1 million in the current period. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $163.1 million for the nine months ended September 30, 2016 equivalent to 18.2% of net premiums earned compared to $168.6 million, or 21.0% of net premiums earned, in the equivalent period in 2015. The decrease in the acquisition ratio is due to the receipt of FET refunds and changes in business mix toward agriculture and specialty marine business lines, which have lower average commission rates and away from other property, casualty and specialty business written on a pro rata basis which have higher average rates.

The general and administrative expense ratio of 14.6% increased from 12.8% for the same period in 2015 due predominantly to costs associated with our acquisition of AgriLogic.
Insurance
Gross written premiums. Gross written premiums in our insurance segment for the nine months ended September 30, 2016 increased by 1.9% compared to the nine months ended September 30, 2015. The table below shows our gross written premiums for each line of business for the nine months ended September 30, 2016 and 2015, and the percentage change in gross written premiums for each line:

Lines of Business	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$668.8	$676.7	(1.2)%
Marine, aviation and energy insurance	307.8	320.2	(3.9)%
Financial and professional lines insurance	348.2	303.5	14.7%
Total	$1,324.8	$1,300.4	1.9%

The decrease in gross written premiums in property and casualty insurance is largely attributable to reductions in our global casualty, U.S. casualty and U.S. environmental business lines offset by growth in our U.S. excess casualty and railroad insurance business lines. The decrease in gross written premiums in marine, aviation and energy insurance is largely due to challenging market conditions in our marine and energy liability, U.S. inland marine, offshore energy, and energy and construction insurance business lines offset by growth in our ocean cargo and aviation insurance business lines. The increase in gross written premiums in financial and professional insurance is largely attributable to growth in our accident and health, credit and political risks, management liability and financial institutions business lines.
Losses and loss adjustment expenses. The loss ratio for the first nine months of 2016 remained the same at 61.5% for the comparable period in 2015 largely due to higher catastrophe losses and a reduction in reserve releases offset by fewer large losses. In the first nine months of 2016, there were $34.6 million of catastrophe losses associated with U.S. weather-related events compared to $17.6 million in the first nine months of 2015. Large losses in the first nine months of 2016 included $29.6 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. In the comparative period of 2015, there were large losses including $23.6 million from fire and weather-related events in the U.S., $37.6 million of energy-related losses, $5.0 from a train derailment and $3.0 million of losses from the port explosion in Tianjin, China. Prior year reserve releases decreased by $18.1 million from $44.2 million in the first nine months of 2015 to $26.1 million in the current period. The reserve releases in the nine-month period were principally from our marine, aviation and energy lines most notably our energy physical damage offsetting adverse development in our property and casualty lines of business. The release in the comparative period in 2015 came primarily from our property and casualty lines, most notably excess casualty, U.K. commercial and U.S. property business lines offsetting adverse development in our marine, aviation and energy lines of business. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2016 increased to 19.9% of net premiums earned compared to 18.9% in the comparable period in 2015 due largely to lower over-rider commissions. Our general and administrative expenses in the first nine months of 2016 increased by $21.9 million to $173.7 million from $151.8 million in the comparable period of 2015 predominantly due to costs associated with growth in our insurance business.

Cash and Investments
As at September 30, 2016 and December 31, 2015, total cash and investments were $9.3 billion and $8.8 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2016		As at December 31, 2015
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,086.4	11.7%	$1,123.1	12.7%
U.S. agency	127.3	1.4	158.7	1.8
Municipal	26.2	0.3	26.6	0.3
Corporate	2,790.8	29.9	2,660.6	30.4
Non-U.S. government-backed corporate	82.4	0.9	82.1	0.9
Foreign government	583.1	6.3	644.2	7.3
Asset-backed	69.1	0.7	76.0	0.9
Non-agency commercial mortgage-backed	15.5	0.2	26.7	0.3
Agency mortgage-backed	1,183.9	12.6	1,153.1	13.1
Total fixed income securities — available for sale	$5,964.7	64.0%	$5,951.1	67.7%
Fixed income securities — trading
U.S. government	44.4	0.5	27.3	0.3
U.S. agency	—	—	—	—
Municipal	4.9	—	0.5	—
Corporate	677.0	7.3	558.2	6.3
Foreign government	213.1	2.3	179.5	2.0
Asset-backed	15.5	0.2	20.5	0.2
Mortgage-backed securities	42.0	0.5	—	—
Bank loans	—	—	2.0	—
Total fixed income securities — trading	$996.9	10.9%	$788.0	8.8%
Total other investments	13.0	0.1	8.9	0.1
Total catastrophe bonds — trading	17.8	0.2	55.4	0.6
Total equity securities — trading	797.7	8.6	736.4	8.4
Total short-term investments — available for sale	169.1	1.8	162.9	1.8
Total short-term investments — trading	169.6	1.8	9.5	0.1
Total cash and cash equivalents	1,183.3	12.6	1,099.5	12.5
Total cash and investments	$9,312.1	100.0%	$8,811.7	100.0%
Fixed Income Securities. As at September 30, 2016, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio rated “A” or higher. As at December 31, 2015, the average credit quality of our fixed income portfolio was “AA-,” with 88.8% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at September 30, 2016 was 3.64 years compared to 3.65 years as at December 31, 2015 (December 31, 2015 – 3.57 years including the impact of the interest rate swaps).

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at September 30, 2016. Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,225.9	$1,225.9
Non-agency commercial	1.2	14.3	15.5
Total mortgage-backed securities	$1.2	$1,240.2	$1,241.4
Equity Securities. Equity securities are comprised of U.S. and foreign equity securities and in prior periods were classified as available for sale or trading. As a result of rebalancing equity investments across subsidiary company balance sheets, a portion of equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As a result, there was a realized investment gain of $28.9 million on this sale in 2015. The total investment return from the available for sale and trading equity portfolios for the three and nine months ended September 30, 2016 and 2015 was as follows:

	For the Three Months Ended		For the Nine Months Ended
Available for Sale Equity Portfolio	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)		($ in millions)
Dividend income	$—	$—	$—	$0.1
Net realized investment gains	—	—	—	31.5
Net unrealized (losses), gross of tax	—	—	—	(31.5)
Net realized foreign exchange (losses)	—	—	—	(5.5)
Net unrealized foreign exchange gains	—	—	—	4.2
Total investment (loss)/return from the available for sale equity portfolio	$—	$—	$—	$(1.2)

	For the Three Months Ended		For the Nine Months Ended
Trading Equity Portfolio	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)		($ in millions)
Dividend income	$5.5	$4.6	$17.9	$16.5
Net realized investment gains	6.5	2.9	9.9	27.8
Net unrealized gains/(losses), gross of tax	4.0	(28.0)	37.6	(49.9)
Net realized foreign exchange (losses)	(2.8)	(5.4)	(9.0)	(15.8)
Net unrealized foreign exchange gains/(losses)	2.1	(5.2)	9.4	(2.3)
Total investment (loss)/return from the trading equity portfolio	$15.3	$(31.1)	$65.8	$(23.7)
Interest rate swaps. On May 9, 2016, we terminated the remainder of our interest rate swap program. As at September 30, 2016, the interest rate swaps program had a notional value of $Nil compared with $756.3 million at December 31, 2015. For the nine months ended September 30, 2016, there was a charge in respect of the interest rate swaps of $3.3 million which consisted of a $9.9 million mark to market gain less $13.0 million of net interest payments. For more information on our terminated interest rate swaps, refer to Note 10 “Derivative Contracts — Interest Rate Swaps” of the consolidated condensed unaudited financial statements contained in this report.
European Fixed Income and Equity Exposures. As at September 30, 2016, we had $984.7 million, or 10.6% of our total cash and investments, invested in securities issued by European issuers, including the U.K. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”).
We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European debt crisis. We continue to prohibit purchases of GIIPS, Belgian sovereign and guaranteed debt, peripheral European bank debt and corporate bonds issued by companies domiciled in GIIPS countries.
We may purchase bonds issued by U.K and non-peripheral European select corporate financial issuers.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at September 30, 2016. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at September 30, 2016 by Ratings
Country	AAA	AA	A	BBB	BB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$10.3	$—	$—	$—	$—	$10.3	1.1%
Belgium	—	—	24.6	—	—	7.9	32.4	3.3
Czech Republic	—	—	—	—	—	0.2	0.2	—
Denmark	4.5	—	—	0.8	—	6.4	11.7	1.2
Finland	—	15.5	—	—	—	11.0	26.5	2.7
France	—	22.3	38.2	1.0	—	15.4	76.9	7.8
Germany	37.3	16.9	70.2	16.3	—	17.8	158.5	16.1
Ireland	—	—	—	—	—	0.3	0.3	—
Latvia	—	—	—	—	—	—	—	—
Lithuania	—	—	3.5	—	—	—	3.5	0.4
Luxembourg	—	—	—	0.3	—	—	0.3	—
Netherlands	19.1	—	41.6	8.5	—	—	69.3	7.0
Norway	3.9	—	13.3	0.4	—	—	17.6	1.8
Poland	—	—	—	9.4	—	0.1	9.5	1.0
Romania	—	—	—	7.0	—	—	7.0	0.7
Sweden	—	13.8	—	1.0	—	9.1	24.0	2.4
Switzerland	6.3	24.8	18.3	5.2	—	69.8	124.4	12.6
United Kingdom	10.9	186.5	62.9	45.3	—	106.7	412.3	41.9
Total European Exposures	$82.0	$290.1	$272.6	$95.2	$—	$244.7	$984.7	100.0%

	As at September 30, 2016 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Covered Bonds	Equity	Market Value	Unrealized Pre-tax Gain/(Loss)
	($ in millions except percentages)
Austria	$3.1	$—	$7.3	$—	$—	$—	$—	$—	$—	$10.3	$0.2
Belgium	—	—	—	—	—	—	24.6	—	7.9	32.4	2.7
Czech Republic	—	—	—	—	—	—	—	—	0.2	0.2	—
Denmark	—	—	—	—	4.5	—	0.8	—	6.4	11.7	(0.5)
Finland	8.8	—	—	—	6.7	—	—	—	11.0	26.5	3.3
France	1.5	—	5.5	23.1	—	6.4	25.0	—	15.4	76.9	0.1
Germany	7.2	—	27.7	6.0	11.8	—	88.0	—	17.8	158.5	4.8
Ireland	—	—	—	—	—	—	—	—	0.3	0.3	0.1
Latvia	—	—	—	—	—	—	—	—	—	—	—
Lithuania	3.5	—	—	—	—	—	—	—	—	3.5	—
Luxembourg	—	—	—	—	—	—	0.3	—	—	0.3	—
Netherlands	—	—	—	20.2	—	16.0	33.0	—	—	69.3	2.0
Norway	—	—	—	17.2	—	—	0.4	—	—	17.6	0.7
Poland	9.4	—	—	—	—	—	—	—	0.1	9.5	0.3
Romania	7.0	—	—	—	—	—	—	—	—	7.0	0.5
Sweden	—	—	—	7.1	—	7.7	—	—	9.1	24.0	1.1
Switzerland	6.3	—	—	—	—	7.8	40.5	—	69.8	124.4	7.3
United Kingdom	183.7	0.5	2.8	—	—	13.5	94.2	10.9	106.7	412.3	28.7
Total European Exposures	$230.5	$0.5	$43.3	$73.6	$23.0	$51.4	$306.8	$10.9	$244.7	$984.7	$51.3

Reserves for Losses and Loss Adjustment Expenses
As at September 30, 2016, we had total net loss and loss adjustment expense reserves of $4,826.8 million (December 31, 2015 — $4,583.4 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at September 30, 2016 and December 31, 2015, respectively:

	As at September 30, 2016
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,561.0	$(65.6)	$2,495.4
Insurance	2,685.6	(354.2)	2,331.4
Total losses and loss expense reserves	$5,246.6	$(419.8)	$4,826.8

	As at December 31, 2015
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,441.9	$(32.4)	$2,409.5
Insurance	2,496.3	(322.4)	2,173.9
Total losses and loss expense reserves	$4,938.2	$(354.8)	$4,583.4

For the nine months ended September 30, 2016, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $78.2 million. An analysis of this reduction by business segment is as follows for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	($ in millions)		($ in millions)
Reinsurance	$20.1	$16.1	$52.1	$53.4
Insurance	15.3	22.9	26.1	44.2
Total losses and loss expense reserves reductions	$35.4	$39.0	$78.2	$97.6
The key elements which gave rise to the net positive development during the three months ended September 30, 2016 were as follows:
Reinsurance. Net reserve releases were $20.1 million in the current quarter. Reserve releases in the quarter were as a result of favorable development across all of our reinsurance lines, the largest of which were from our other property and casualty reinsurance business lines due to better than expected development.
Insurance. Net reserve releases were $15.3 million in the current quarter. The largest releases in the quarter were from marine, aviation and energy and financial and professional lines due to better than expected development offset by adverse development in our property and casualty lines of business.
The key elements which gave rise to the net positive development during the nine months ended September 30, 2016 were as follows:
Reinsurance. Net reserve releases were $52.1 million in the period. The largest releases in the period were from our other property, casualty and specialty reinsurance lines due to better than expected development.
Insurance. Net reserve releases were $26.1 million in the period. The largest releases in the period were from marine, aviation and energy and financial and professional lines due to better than expected development offset by adverse development in our property and casualty lines of business.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2015 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at September 30, 2016 compared to December 31, 2015:

	As at September 30, 2016	As at December 31, 2015
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$3,107.0	$2,864.1
Preference shares (liquidation preferences net of issue costs)	797.1	555.8
Long-term debt	549.3	549.2
Loan notes issued by variable interest entities(1)	115.0	190.6
Total capital	$4,568.4	$4,159.7
(1) We do not consider the loan notes issued by VIEs to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at September 30, 2016, total shareholders’ equity was $3,904.1 million compared to $3,557.1 million as at December 31, 2015. Our total shareholders’ equity as at September 30, 2016 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $797.1 million net of share issuance costs (December 31, 2015 — $555.8 million).
On September 20, 2016, we issued 10,000,000 shares of 5.625% Perpetual Non-Cumulative Preference Shares with a liquidation preference of $25 per share (the "5.625% Preference Shares"). Net proceeds were $241.3 million, comprising $250.0 million of total liquidation preference less $8.7 million of issue expenses. The 5.625% Preference Shares have no stated maturity but are callable at our option on or after the 10 year anniversary of the date of issuance.

On April 21, 2016, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.21 per ordinary share to $0.22 per ordinary share. On April 22, 2015, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.20 per ordinary share to $0.21 per ordinary share.
We acquired and cancelled 144,289 and 1,122,328 ordinary shares, respectively, in the three and nine months ended September 30, 2016. The total consideration paid was $6.5 million and $50.0 million, respectively, with an average price per ordinary share for the three and nine months ended September 30, 2016 of $45.17 and $44.55, respectively. As at September 30, 2016, we had $366.3 million remaining under our current share repurchase authorization of $500.0 million granted on February 5, 2015.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at September 30, 2016, this ratio was 32.0% (December 31, 2015 — 31.1%).
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at September 30, 2016 and December 31, 2015, the value of the debt less amortization expenses was $549.3 million and $549.2 million, respectively. Management monitors the ratio of debt to total capital which was 14.5% as at September 30, 2016 (December 31, 2015 — 17.8%).
In addition to the senior notes issued by Aspen Holdings, Silverton has also issued Loan Notes. The fair value of the Loan Notes as at September 30, 2016 was $115.0 million (December 31, 2015 — $190.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2015 Annual Report on Form 10-K filed with the SEC and Note 7 of the consolidated condensed unaudited financial statements contained in this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,904.1 million as at September 30, 2016 (December 31, 2015 — $3,419.9 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and preference shares are listed on the New York Stock Exchange.
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
As at September 30, 2016, Aspen Holdings held $337.5 million of cash, cash equivalents and investments (December 31, 2015 — $136.2 million) with the increase largely due to the issuance of the 5.625% Perpetual Shares, comprising $250.0 million of total liquidation preference less $8.7 million of issuance expenses. This was offset by the $52.7 million acquisition cost for AgriLogic and the $50.0 million cost for the repurchase of ordinary shares in the first nine months of 2016. Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
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

Operating Subsidiaries. As at September 30, 2016, the Operating Subsidiaries held $898.7 million (December 31, 2015 — $1,136.4 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2016 and for the foreseeable future.
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
Consolidated Cash Flows for the Nine Months Ended September 30, 2016. Total net cash flow from operations for the nine months ended September 30, 2016 was $379.8 million, an increase of $16.1 million from the comparative period in 2015. The increase is mainly attributable to growth in our business. For the nine months ended September 30, 2016, our cash flow from operations provided us with sufficient liquidity to meet our operating requirements.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 16 of the consolidated condensed unaudited financial statements contained in this report.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at September 30, 2016:

	2016	2017	2018	2019	2020	Later Years	Total
	($ in millions)
Operating Lease Obligations	$3.3	$16.1	$15.3	$14.0	$9.9	$88.4	$147.0
Long-Term Debt Obligations(1)	—	—	—	—	250.0	300.0	550.0
Reserves for losses and LAE(2)	431.3	1,203.3	876.4	651.5	455.3	1,628.8	5,246.6
Total	$434.6	$1,219.4	$891.7	$665.5	$715.2	$2,017.2	$5,943.6

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or $37.8 million dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $115.0 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in the Company’s 2015 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the SEC and due to the factors set out in this report under “Cautionary Statement Regarding Forward-Looking Statements” below.

Further information on operating leases is given in Item 2, “Properties” in our 2015 Annual Report on Form 10-K filed with the SEC.
For a discussion of our derivative instruments, refer to Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 included in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at September 30, 2016, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements
This report contains, and we may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “could,” “would,” “should,” “plan,” “estimate,” “project,” “outlook,” “trends,” “future,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “on track,” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in our 2015 Annual Report on Form 10-K filed with the SEC and other cautionary statements made in this report, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events and are subject to a number of uncertainties and other factors, many of which are outside our control that could cause actual results to differ materially from such statements.
All forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in these statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K filed with the United States SEC and the following:

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

•	the impact of the vote and resulting negotiations as a result of the vote by the U.K. electorate in favor of a U.K. exit from the E.U. in the recent referendum;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products;

•	cyclical changes in the insurance and reinsurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

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

Reconciliation of Non-U.S. GAAP Financial Measures
Net income available to ordinary shareholders', a non-U.S. GAAP financial measure, is calculated as net income for the period less the amount attributable to non-controlling interest and dividends on preference shares during the period.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	($ in millions)
Net income	$95.6	$28.2
Amount attributable to non-controlling interest	0.2	(0.3)
Dividends on preference shares	(9.5)	(9.5)
Net income available to ordinary shareholders'	$86.3	$18.4
Average ordinary shareholders' equity, a non-U.S. GAAP financial measure, is calculated as the arithmetic average on a monthly basis for the stated periods of shareholders' equity excluding the aggregate value of the liquidation preferences of our preference shares, net of issuance costs, and the total amount of non-controlling interest.

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015
	($ in millions)
Total shareholders' equity	$3,904.1	$3,371.3
Total non-controlling interest	(1.3)	(1.3)
Total preference shares	(797.1)	(555.8)
Average adjustment	(23.1)	(3.7)
Average ordinary shareholders' equity	$3,082.6	$2,810.5
Annualized net income return on average equity, a non-U.S. GAAP financial measure, is calculated by dividing net income available to ordinary shareholders' by average ordinary shareholders' equity and annualizing the product.

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
As at September 30, 2016, our fixed income portfolio had an approximate duration of 3.64 years. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,651.8	7,517.5	7,383.1	7,248.7	7,114.3
Gain/(loss) $ in millions	268.7	134.4	—	(134.4)	(268.8)
Percentage of portfolio	3.6%	1.8%	—%	(1.8)%	(3.6)%
Equity risk. We have invested in equity securities which had a fair market value of $797.7 million as at September 30, 2016, equivalent to 8.6% of the total of investments, cash and cash equivalents at that date (December 31, 2015 — $736.4 million, 8.4%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at September 30, 2016, 88.7% (December 31, 2015 — 88.7%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.0% (December 31, 2015 — 5.1%) were in British Pounds and 6.3% (December 31, 2015 — 6.2%) were in other currencies. For the nine months ended September 30, 2016, 18.7% (December 31, 2015 — 15.3%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2016.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2016 would have impacted our net reportable British Pound net assets by approximately $12.7 million for the nine months ended September 30, 2016 (September 30, 2015 — approximately $4.0 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of our derivative instruments including foreign exchange contracts, refer to Note 10 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest predominantly in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2016, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2015 — “AA-”).

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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2016. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no significant changes to the Company’s risk factors as discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, each filed with the United States Securities and Exchange Commission. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided above in this report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information about purchases by the Company during the quarter ended September 30, 2016 of the Company’s ordinary shares.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
July 1, 2016 to July 31, 2016	144,289	$45.17	144,289	$366.3
August 1, 2016 to August 31, 2016	—	$—	—	$—
September 1, 2016 to September 30, 2016	—	$—	—	$—
Total(1)	144,289	$—	144,289	$366.3
_______________

(1)
During the third quarter of 2016, the Company repurchased 144,289 ordinary shares in the open market pursuant to a 10b5-1 plan. The Company had $366.3 million remaining under its current share buyback authorization as at September 30, 2016.

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
For the quarter ended September 30, 2016, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
3.1
Certificate of Designation of 5.625% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

4.1
Form of stock certificate evidencing the 5.625% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016).

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter and nine months ended September 30, 2016 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2016 and 2015; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	November 7, 2016	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	November 7, 2016	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer