Form 10-Q
period 2017-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2017-05-04
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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
___________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As at March 31, 2017, there were 59,988,434 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2017 and December 31, 2016
($ in millions, except share and per share amounts)

	As at March 31, 2017	As at December 31, 2016
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,617.8 and $5,620.1)	$5,664.4	$5,664.6
Fixed income securities, trading at fair value (amortized cost — $1,301.7 and $1,264.8)	1,313.2	1,265.7
Equity securities, trading at fair value (cost — $563.2 and $554.3)	623.6	584.7
Short-term investments, available for sale at fair value (amortized cost — $163.5 and $145.3)	163.5	145.3
Short-term investments, trading at fair value (amortized cost — $184.7 and $185.4)	184.6	185.4
Catastrophe bonds, trading at fair value (cost — $41.8 and $42.5)	41.8	42.5
Other investments, equity method	5.0	12.1
Total investments	7,996.1	7,900.3
Cash and cash equivalents (including $160.9 and $291.3 within consolidated variable interest entities)	873.1	1,273.8
Reinsurance recoverables
Unpaid losses	635.8	560.7
Ceded unearned premiums	404.8	255.2
Receivables
Underwriting premiums	1,557.8	1,399.4
Other	120.7	95.5
Funds withheld	90.4	73.1
Deferred policy acquisition costs	367.5	358.4
Derivatives at fair value	5.2	7.2
Receivables for securities sold	25.7	1.6
Office properties and equipment	86.1	83.8
Tax recoverable	3.1	0.5
Other assets	1.0	1.0
Intangible assets and goodwill	80.5	79.6
Total assets	$12,247.8	$12,090.1
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2017 and December 31, 2016
($ in millions, except share and per share amounts)

	As at March 31, 2017	As at December 31, 2016
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$5,365.9	$5,319.9
Unearned premiums	1,891.8	1,618.6
Total insurance reserves	7,257.7	6,938.5
Payables
Reinsurance premiums	362.9	345.3
Deferred taxation	7.1	6.1
Accrued expenses and other payables	361.8	469.2
Liabilities under derivative contracts	4.3	18.4
Total payables	736.1	839.0
Loan notes issued by variable interest entities, at fair value	110.2	115.0
Long-term debt	549.4	549.3
Total liabilities	$8,653.4	$8,441.8
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
59,988,434 shares of par value 0.15144558¢ each (December 31, 2016 - 59,774,464)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2016 — 11,000,000)	—	—
Nil 7.401% shares of par value 0.15144558¢ each (December 31, 2016 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2016 — 6,400,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2016 — 10,000,000)	—	—
Non-controlling interest	1.5	1.4
Additional paid-in capital	1,142.1	1,259.6
Retained earnings	2,465.4	2,392.3
Accumulated other comprehensive income, net of taxes	(14.7)	(5.1)
Total shareholders’ equity	3,594.4	3,648.3
Total liabilities and shareholders’ equity	$12,247.8	$12,090.1
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues
Net earned premium	$581.1	$663.1
Net investment income	47.7	49.5
Realized and unrealized investment gains	51.2	65.6
Other income	3.6	1.4
Total revenues	683.6	779.6
Expenses
Losses and loss adjustment expenses	328.2	357.4
Amortization of deferred policy acquisition costs	113.7	130.2
General, administrative and corporate expenses	121.3	119.8
Interest on long-term debt	7.4	7.4
Change in fair value of derivatives	(3.1)	7.2
Change in fair value of loan notes issued by variable interest entities	2.9	4.4
Realized and unrealized investment losses	5.0	20.6
Net realized and unrealized foreign exchange losses	8.9	15.7
Total expenses	584.3	662.7
Income from operations before income tax	99.3	116.9
Income tax expense	(2.8)	(2.5)
Net income	$96.5	$114.4
Amount attributable to non-controlling interest	(0.1)	0.2
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$96.4	$114.6
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$(1.0)	$(4.2)
Change in net unrealized gains on available for sale securities held	3.0	89.2
Net change from current period hedged transactions	1.3	(2.1)
Change in foreign currency translation adjustment	(17.2)	(13.5)
Other comprehensive income, gross of tax	(13.9)	69.4
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	0.2	0.5
Change in net unrealized gains on available for sale securities held	(0.1)	(8.6)
Net change from current period hedged transactions	(0.1)	0.7
Change in foreign currency translation adjustment	4.3	2.5
Total tax on other comprehensive income	4.3	(4.9)
Other comprehensive (loss)/income net of tax	(9.6)	64.5
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$86.8	$179.1
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	59,862,662	60,867,815
Diluted	61,196,772	62,483,938
Basic earnings per ordinary share adjusted for preference share dividends	$1.39	$1.73
Diluted earnings per ordinary share adjusted for preference share dividends	$1.36	$1.68
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2017	2016
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	1.4	1.3
Net change attributable to non-controlling interest for the period	0.1	(0.2)
End of the period	1.5	1.1
Additional paid-in capital
Beginning of the period	1,259.6	1,075.3
New ordinary shares issued	0.1	1.5
Ordinary shares repurchased and cancelled	—	(25.0)
Preference shares redeemed and cancelled	(133.2)	—
Preference shares redemption (1)	2.4	—
Share-based compensation (2)	13.2	4.1
End of the period	1,142.1	1,055.9
Retained earnings
Beginning of the period	2,392.3	2,283.6
Net income for the period	96.5	114.4
Dividends on ordinary shares	(13.2)	(12.8)
Dividends on preference shares	(10.5)	(9.5)
Preference shares redemption (1)	(2.4)	—
Net change attributable to non-controlling interest for the period	(0.1)	0.2
Share-based payment (3)	2.8	—
End of the period	2,465.4	2,375.9
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	(27.1)	0.6
Change for the period, net of income tax	(12.9)	(11.0)
End of the period	(40.0)	(10.4)
Loss on derivatives, net of taxes:
Beginning of the period	(0.5)	(1.2)
Net change from current period hedged transactions	1.2	(1.4)
End of the period	0.7	(2.6)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	22.5	60.2
Change for the period, net of taxes	2.1	76.9
End of the period	24.6	137.1
Total accumulated other comprehensive income, net of taxes	(14.7)	124.1

Total shareholders’ equity	$3,594.4	$3,557.1

(1) The $2.4 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the 7.401% Perpetual Non-Cumulative Preference Shares, net of issuance costs, and the final redemption costs of $133.2 million.
(2) The balance includes $7.9 million reclassification from accrued expenses and other payable as a result of the classification of restricted share units as equity following the adoption of ASU 2016-09.
(3) The $2.8 million relates to the cumulative effect-adjustment to opening retained earnings as a result of the classification of restricted share units as equity following the adoption of ASU 2016-09.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$96.5	$114.4
Proportion due to non-controlling interest	(0.1)	0.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11.0	10.2
Share-based compensation	7.9	4.1
Realized and unrealized investment (gains)	(51.2)	(65.6)
Realized and unrealized investment losses	5.0	20.6
Change in fair value of loan notes issued by variable interest entities	2.9	4.4
Net realized and unrealized investment foreign exchange losses	5.5	(2.2)
Net change from current period hedged transactions	1.2	(1.4)
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	18.3	58.5
Unearned premiums	263.7	202.4
Reinsurance recoverables:
Unpaid losses	(73.9)	(9.3)
Ceded unearned premiums	(149.5)	(74.2)
Other receivables	(24.9)	(20.8)
Deferred policy acquisition costs	(7.5)	(46.9)
Reinsurance premiums payable	20.8	55.7
Funds withheld	(17.3)	(3.6)
Premiums receivable	(159.5)	(207.5)
Deferred taxes	1.0	14.4
Income tax payable	1.8	—
Accrued expenses and other payables	(19.2)	(2.0)
Fair value of derivatives and settlement of liabilities under derivatives	(12.1)	11.9
Long-term debt and loan notes issued by variable interest entities	(4.7)	1.6
Other assets	—	2.3
Net cash (used in)/generated from operating activities	$(84.3)	$67.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows (used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(441.2)	$(682.9)
(Purchases) of fixed income securities — Trading	(265.6)	(215.9)
Proceeds from sales and maturities of fixed income securities — Available for sale	440.6	640.0
Proceeds from sales and maturities of fixed income securities — Trading	237.6	132.2
(Purchases) of equity securities — Trading	(26.5)	(60.3)
Net proceeds of catastrophe bonds — Trading	0.4	8.9
Proceeds from sales of equity securities — Trading	20.9	59.1
(Purchases) of short-term investments — Available for sale	(33.2)	(57.4)
Proceeds from sales of short-term investments — Available for sale	15.9	88.7
(Purchases) of short-term investments — Trading	(4.8)	—
Proceeds from sales of short-term investments — Trading	6.1	2.1
Net change in (payable)/receivable for securities (purchased)/sold	8.6	23.6
Net (purchases) of equipment	(9.9)	(4.8)
Sale of investment	9.3	—
Payments for acquisitions and investments, net of cash acquired	(2.3)	(52.7)
Net cash (used in) investing activities	(44.1)	(119.4)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.1	1.5
Ordinary shares repurchased	—	(25.0)
Preference share redemption	(133.2)	—
Repayment of long-term debt issued by Silverton	(111.2)	(87.4)
Dividends paid on ordinary shares	(13.2)	(12.8)
Dividends paid on preference shares	(10.5)	(9.5)
Cash paid for tax withholding purposes (1)	(7.8)	(6.7)
Net cash (used in) financing activities	(275.8)	(139.9)

Effect of exchange rate movements on cash and cash equivalents	3.5	(4.3)

Decrease in cash and cash equivalents	(400.7)	(196.4)
Cash and cash equivalents at beginning of period	1,273.8	1,099.5
Cash and cash equivalents at end of period	$873.1	$903.1

Supplemental disclosure of cash flow information:
Net cash paid during the period for income tax	$0.9	$0.4
Cash paid during the period for interest	$7.4	$—

(1) The cash paid to the tax authority when withholding shares from employees’ awards for tax-withholding purposes has been reclassified from operating activity to financing activity following the adoption of ASU 2016-09. The adjustment has been applied retrospectively and comparative period has been reclassified.
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 as a holding company headquartered in Bermuda. We underwrite specialty insurance and reinsurance on a global basis through our Operating Subsidiaries based in Bermuda, the United States and the United Kingdom: Aspen Insurance UK Limited (“Aspen U.K.”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL” and managed by Aspen Managing Agency Limited (“AMAL”)) (United Kingdom), Aspen Bermuda Limited (“Aspen Bermuda”) (Bermuda), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen American Insurance Company (“AAIC”) (United States) (collectively, the “Operating Subsidiaries”). We also have branches in Australia, Canada, France, Germany, Ireland, Singapore, Switzerland and the United Arab Emirates. We established Aspen Capital Management, Ltd and other related entities (collectively, “ACM”) to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors direct access to our underwriting expertise. References to the “Company,” “the Group,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2017 (File No. 001-31909). Except for the changes associated with ASU 2016-09, “Compensation — Stock Compensation” listed below, there have been no changes to significant accounting policies from those disclosed in the Company’s Annual Report on Form 10-K.
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
Accounting Pronouncements Adopted in 2017
On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation — Stock Compensation” which provides guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods beginning after December 15, 2016. Following the adoption of this ASU, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively as income tax benefits or expense in the Consolidated Income Statement and the excess tax benefits or expense from stock-based compensation transactions previously included in “Financing activities” on the Consolidated Statements of Cash Flows are prospectively included on that statement as “Operating activities.” The cash paid to the tax authority for tax withholding purposes has also been reclassified from operating to financing activity in the Consolidated Statement of Cash Flows and the comparative period has been restated. This ASU also allows share withholding up to the maximum statutory withholding requirement while still avoiding liability accounting. As a result, the Company has applied the equity accounting method for its restricted share units retrospectively and has recorded a cumulative effect adjustment of $2.8 million through opening retained earnings and $7.9 million through additional paid-in capital.

Accounting Pronouncements Not Yet Adopted

On March 10, 2017, FASB issued ASU 2017-7, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” which changes how employers report defined benefit pension and/or other post-retirement benefit costs in their financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods beginning after December 15, 2017. The Company is currently assessing the impact the adoption of this ASU will have on future financial statements and disclosures.
Other accounting pronouncements were issued during the three months ended March 31, 2017 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three months ended March 31, 2017 and 2016:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$2.3	$7.1	Realized and unrealized investment gains
Realized (losses) on sale of securities	(1.3)	(2.9)	Realized and unrealized investment losses
	1.0	4.2	Income from operations before income tax
Tax on net realized gains of securities	(0.2)	(0.5)	Income tax expense
	$0.8	$3.7	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	$0.3	$1.1	General, administrative and corporate expenses
Tax on settled derivatives	(0.1)	—	Income tax expense
	$0.2	$1.1	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$1.0	$4.8	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three months ended March 31, 2017 and 2016, respectively:

	Three Months Ended March 31,
	2017	2016
	($ in millions, except share and per share amounts)

Net income	$96.5	$114.4
Preference share dividends	(10.5)	(9.5)
Change in redemption value (1)	(2.4)	—
Net amount attributable to non-controlling interest	(0.1)	0.2
Basic and diluted net income available to ordinary shareholders	$83.5	$105.1
Ordinary shares:
Basic weighted average ordinary shares	59,862,662	60,867,815
Weighted average effect of dilutive securities (2)	1,334,110	1,616,123
Total diluted weighted average ordinary shares	61,196,772	62,483,938
Earnings per ordinary share:
Basic	$1.39	$1.73
Diluted	$1.36	$1.68

(1)
The $2.4 million deduction from net income in 2017 is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the 7.401% Perpetual Non-Cumulative Preference Shares, net of issuance costs, and the final redemption costs of $133.2 million.

(2)
Dilutive securities consist of employee restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted share units as described in Note 14.

Dividends. On April 26, 2017, the Company’s Board of Directors (the “Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.24	May 30, 2017	May 12, 2017
7.250% preference shares	$0.4531	July 1, 2017	June 15, 2017
5.95% preference shares	$0.3719	July 1, 2017	June 15, 2017
5.625% preference shares	$0.3516	July 1, 2017	June 15, 2017

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance (including the business written through Aspen Capital Markets), other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty insurance and reinsurance (credit and surety, mortgage reinsurance and insurance, agriculture insurance and reinsurance, marine, aviation, terrorism, engineering, cyber and other specialty lines). ACM forms part of our property catastrophe reinsurance line of business as it focuses primarily on property catastrophe business through the use of alternative capital. For a more detailed description of this business segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.
Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this business segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.
Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses, and income taxes, none of which are allocated to the business segments. Corporate expenses are not allocated to the Company’s business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s business segment operations. The Company does not allocate its assets by business segment as it evaluates underwriting results of each business segment separately from the results of the Company’s investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$565.3	$432.7	$998.0
Net written premiums	448.2	238.0	686.2
Gross earned premiums	327.6	423.7	751.3
Net earned premiums	277.5	303.6	581.1
Underwriting Expenses
Losses and loss adjustment expenses	143.1	185.1	328.2
Amortization of deferred policy acquisition costs	59.5	54.2	113.7
General and administrative expenses	43.9	61.8	105.7
Underwriting income	$31.0	$2.5	33.5
Corporate expenses			(13.4)
Non-operating expenses			(2.2)
Net investment income			47.7
Realized and unrealized investment gains			51.2
Realized and unrealized investment losses			(5.0)
Change in fair value of loan notes issued by variable interest entities			(2.9)
Change in fair value of derivatives			3.1
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange gains			(8.9)
Net other income			3.6
Income before tax			$99.3

Net reserves for loss and loss adjustment expenses	$2,445.4	$2,284.7	$4,730.1
Ratios
Loss ratio	51.6%	61.0%	56.5%
Policy acquisition expense ratio	21.4	17.9	19.6
General and administrative expense ratio	15.8	20.4	20.9	(1)
Expense ratio	37.2	38.3	40.5
Combined ratio	88.8%	99.3%	97.0%

(1)	The general and administrative expense ratio in the total column includes corporate expenses and non-operating expenses.

	Three Months Ended March 31, 2016
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$517.6	$458.1	$975.7
Net written premiums	449.5	350.2	799.7
Gross earned premiums	306.8	445.6	752.4
Net earned premiums	280.3	382.8	663.1
Underwriting Expenses
Losses and loss adjustment expenses	134.5	222.9	357.4
Amortization of deferred policy acquisition costs	59.4	70.8	130.2
General and administrative expenses	44.1	58.6	102.7
Underwriting income	$42.3	$30.5	72.8
Corporate expenses			(17.1)
Net investment income			49.5
Realized and unrealized investment gains			65.6
Realized and unrealized investment losses			(20.6)
Change in fair value of loan notes issued by variable interest entities			(4.4)
Change in fair value of derivatives			(7.2)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(15.7)
Net other income			1.4
Income before tax			$116.9

Net reserves for loss and loss adjustment expenses	$2,433.0	$2,212.5	$4,645.5
Ratios
Loss ratio	48.0%	58.2%	53.9%
Policy acquisition expense ratio	21.2	18.5	19.6
General and administrative expense ratio	15.7	15.3	18.1	(1)
Expense ratio	36.9	33.8	37.7
Combined ratio	84.9%	92.0%	91.6%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The Company uses underwriting ratios as measures of performance. The loss ratio is the ratio of losses and loss adjustment expenses to net earned premiums. The policy acquisition expense ratio is the ratio of amortization of deferred policy acquisition costs to net earned premiums. The general and administrative expense ratio is the ratio of general, administrative and corporate expenses to net earned premiums. The combined ratio is the sum of the loss ratio, the policy acquisition expense ratio and the general and administrative expense ratio.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in millions)
Fixed income securities — Available for sale	$33.9	$36.6
Fixed income securities — Trading	10.1	7.4
Short-term investments — Available for sale	0.1	0.1
Short-term investments — Trading	0.2	—
Cash and cash equivalents	0.7	0.5
Equity securities — Trading	5.2	6.9
Catastrophe bonds — Trading	0.4	0.6
Total	$50.6	$52.1
Investment expenses	(2.9)	(2.6)
Net investment income	$47.7	$49.5

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.2	$7.1
Fixed income securities — gross realized (losses)	(1.3)	(2.4)
Short-term investments — gross realized gains	0.1	—
Cash and cash equivalents — gross realized (losses)	—	(0.7)
Other-than-temporary impairments	(0.3)	—
Trading:
Fixed income securities — gross realized gains	1.8	1.2
Fixed income securities — gross realized (losses)	(2.0)	(5.8)
Equity securities — gross realized gains	4.5	5.9
Equity securities — gross realized (losses)	(1.4)	(11.5)
Catastrophe bonds	—	(0.2)
Net change in gross unrealized gains	40.9	51.4
Other investments:
Gross unrealized gain in Chaspark	1.7	—
Total net realized and unrealized investment gains recorded in the statement of operations	$46.2	$45.0

Change in available for sale net unrealized gains:
Fixed income securities	2.0	85.0
Total change in pre-tax available for sale unrealized gains	2.0	85.0
Change in taxes	0.1	(8.1)
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$2.1	$76.9
Other-Than-Temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the three months ended March 31, 2017 was $0.3 million (2016 — $Nil). For a more detailed description of accounting policies for OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at March 31, 2017 and December 31, 2016:

	As at March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,267.1	$9.3	$(9.3)	$1,267.1
U.S. agency	106.1	1.3	—	107.4
Municipal	22.9	1.7	(0.2)	24.4
Corporate	2,564.5	40.0	(16.8)	2,587.7
Non-U.S. government-backed corporate	84.0	0.6	(0.1)	84.5
Non-U.S. government	483.2	11.4	(0.4)	494.2
Asset-backed	54.5	0.3	—	54.8
Non-agency commercial mortgage-backed	11.3	0.2	—	11.5
Agency mortgage-backed	1,024.2	17.5	(8.9)	1,032.8
Total fixed income securities — Available for sale	5,617.8	82.3	(35.7)	5,664.4
Total short-term investments — Available for sale	163.5	—	—	163.5
Total	$5,781.3	$82.3	$(35.7)	$5,827.9

All equities are held in the trading portfolio. There were no non-cash transfers of securities from available for sale to trading during the three months ended March 31, 2017.

	As at December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,207.9	$9.4	$(11.2)	$1,206.1
U.S. agency	117.7	1.9	—	119.6
Municipal	23.2	1.6	(0.4)	24.4
Corporate	2,566.9	39.6	(20.0)	2,586.5
Non-U.S. government-backed corporate	89.2	0.7	(0.1)	89.8
Non-U.S. government	477.7	11.8	(0.8)	488.7
Asset-backed	62.6	0.4	—	63.0
Non-agency commercial mortgage-backed	12.3	0.3	—	12.6
Agency mortgage-backed	1,062.6	19.6	(8.3)	1,073.9
Total fixed income securities — Available for sale	5,620.1	85.3	(40.8)	5,664.6
Total short-term investments — Available for sale	145.3	—	—	145.3
Total	$5,765.4	$85.3	$(40.8)	$5,809.9

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at March 31, 2017 and December 31, 2016:

	As at March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$94.8	$0.7	$(0.1)	$95.4
Municipal	15.7	—	(0.1)	15.6
Corporate	858.6	12.4	(4.8)	866.2
Non-U.S. government	187.2	5.7	(1.2)	191.7
Asset-backed	13.4	—	—	13.4
Agency mortgage-backed	132.0	0.1	(1.2)	130.9
Total fixed income securities — Trading	1,301.7	18.9	(7.4)	1,313.2
Total short-term investments — Trading	184.7	—	(0.1)	184.6
Total equity securities — Trading	563.2	78.3	(17.9)	623.6
Total catastrophe bonds — Trading	41.8	—	—	41.8
Total	$2,091.4	$97.2	$(25.4)	$2,163.2

	As at December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$82.8	$0.4	$(0.8)	$82.4
Municipal	15.7	—	(0.2)	15.5
Corporate	817.8	9.9	(7.1)	820.6
Non-U.S. government	203.4	3.5	(4.1)	202.8
Asset-backed	14.5	—	—	14.5
Agency mortgage-backed	130.6	0.2	(0.9)	129.9
Total fixed income securities — Trading	1,264.8	14.0	(13.1)	1,265.7
Total short-term investments — Trading	185.4	—	—	185.4
Total equity securities — Trading	554.3	55.4	(25.0)	584.7
Total catastrophe bonds — Trading	42.5	—	—	42.5
Total	$2,047.0	$69.4	$(38.1)	$2,078.3
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $41.8 million as at March 31, 2017.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2017 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million.

On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. The Company determined that Chaspark has the characteristics of a variable interest entity as addressed by the guidance in ASC 810-10, Consolidation. However, the Company’s investment in Chaspark does not permit the Company to direct the activities which most significantly impact Chaspark’s economic performance and the Company is not acting as principal or agent for a related party group of investors. Under these circumstances and in accordance with the provisions of ASC 810-10, the Company is not required to consolidate Chaspark. As a result, the Company's investment in Chaspark is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses, which is provided in the quarterly management accounts. Changes in the value are recognized in realized and unrealized investment gains and losses in the unaudited condensed consolidated statement of operations. The adjusted carrying value approximates fair value.
In the three months ended March 31, 2017, the change in the value of the Company’s investment in Chaspark was an unrealized gain of $1.7 million (March 31, 2016 — $Nil). On March 10, 2017, Aspen Recoveries Limited received cash of $9.3 million as partial settlement of its share of subrogation assets held by Chaspark.
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
On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Acorn Limited, a 49% share of Digital Risk Resources, LLP (“Digital Re”), a U.S.-based insurance intermediary engaged in the business of procuring and placing information security and privacy liability reinsurance products for a total consideration of $2.3 million. The investment is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses.
The tables below show the Company’s investments in the MVI, Chaspark, Bene and Digital Re for the three months ended March 31, 2017 and March 31, 2016:

	For the Three Months Ended March 31, 2017
	MVI	Chaspark	Bene	Digital Re	Total
	($ in millions)
Opening undistributed value of investment	$0.5	$8.4	$3.2	$—	$12.1
Initial investment	—	—	—	2.3	2.3
Goodwill	—	—	—	(1.8)	(1.8)
Distribution received	—	(9.3)	—	—	(9.3)
Realized/unrealized gain for the three months to March 31, 2017	—	1.7	—	—	1.7
Closing undistributed value of investment	$0.5	$0.8	$3.2	$0.5	$5.0

	For the Three Months Ended March 31, 2016
	MVI	Chaspark	Total
	($ in millions)
Opening and closing undistributed value of investment	$0.8	$8.7	$9.5

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at March 31, 2017 and December 31, 2016 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2017
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$569.6	$572.1	AA
Due after one year through five years	2,693.0	2,721.6	AA-
Due after five years through ten years	1,174.0	1,173.7	AA-
Due after ten years	91.2	97.9	A+
Subtotal	4,527.8	4,565.3
Non-agency commercial mortgage-backed	11.3	11.5	AAA
Agency mortgage-backed	1,024.2	1,032.8	AA+
Asset-backed	54.5	54.8	AAA
Total fixed income securities — Available for sale	$5,617.8	$5,664.4

	As at December 31, 2016
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$567.2	$570.0	AA
Due after one year through five years	2,643.7	2,671.9	AA-
Due after five years through ten years	1,172.3	1,168.1	A+
Due after ten years	99.4	105.1	A+
Subtotal	4,482.6	4,515.1
Non-agency commercial mortgage-backed	12.3	12.6	AAA
Agency mortgage-backed	1,062.6	1,073.9	AA+
Asset-backed	62.6	63.0	AAA
Total fixed income securities — Available for sale	$5,620.1	$5,664.6
Guaranteed Investments. As at March 31, 2017, the Company held no investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees. The Company has one municipal security with fair value less than $0.1 million rated CC or higher (December 31, 2016 — one municipal security rated CC or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize as at March 31, 2017 and December 31, 2016 by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio:

	As at March 31, 2017
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$683.2	$(9.3)	$—	$—	$683.2	$(9.3)	77
U.S. agency	14.8	—	—	—	14.8	—	6
Municipal	6.5	(0.2)	—	—	6.5	(0.2)	3
Corporate	895.0	(16.6)	3.4	(0.2)	898.4	(16.8)	339
Non-U.S. government-backed corporate	32.0	(0.1)	—	—	32.0	(0.1)	10
Non-U.S. government	87.7	(0.3)	40.7	(0.1)	128.4	(0.4)	28
Asset-backed	23.9	—	0.7	—	24.6	—	16
Agency mortgage-backed	553.2	(8.2)	28.5	(0.7)	581.7	(8.9)	156
Total fixed income securities — Available for sale	2,296.3	(34.7)	73.3	(1.0)	2,369.6	(35.7)	635
Total short-term investments — Available for sale	34.1	—	—	—	34.1	—	13
Total	$2,330.4	$(34.7)	$73.3	$(1.0)	$2,403.7	$(35.7)	648

	As at December 31, 2016
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$724.4	$(11.2)	$—	$—	$724.4	$(11.2)	78
U.S. agency	14.1	—	—	—	14.1	—	4
Municipal	7.7	(0.2)	0.8	(0.2)	8.5	(0.4)	6
Corporate	1,044.4	(19.4)	6.6	(0.6)	1,051.0	(20.0)	386
Non-U.S. government-backed corporate	29.6	(0.1)	—	—	29.6	(0.1)	11
Non-U.S. government	143.5	(0.8)	1.0	—	144.5	(0.8)	29
Asset-backed	25.8	—	1.4	—	27.2	—	15
Agency mortgage-backed	527.6	(7.6)	27.2	(0.7)	554.8	(8.3)	148
Total fixed income securities — Available for sale	2,517.1	(39.3)	37.0	(1.5)	2,554.1	(40.8)	677
Total short-term investments — Available for sale	1.1	—	—	—	1.1	—	2
Total	$2,518.2	$(39.3)	$37.0	$(1.5)	$2,555.2	$(40.8)	679

7.	Variable Interest Entities
As at March 31, 2017, the Company had investments in three variable interest entities (“VIE”): Chaspark, Peregrine and Silverton.
Chaspark. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three months ended March 31, 2017, the change in the value of the

Company’s investment in Chaspark was an unrealized gain of $1.7 million (March 31, 2016 — $Nil). The adjusted carrying value approximates fair value. For more information on Chaspark, refer to Note 6 of these unaudited condensed consolidated financial statements.
Peregrine. In November 2016, Peregrine, a subsidiary of the Company, was registered as a segregated accounts company under the Segregated Accounts Companies Act 2000, as amended. As at March 31, 2017, Peregrine had three segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company's consolidated financial statements.  The Company has, however, determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is not the primary beneficiary of the three segregated accounts of Peregrine but is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the Company has included the results of the Peregrine general fund in its consolidated financial statements.  The Company’s exposure to Peregrine’s general fund is not material.
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
The following tables show the total liability balance of the Loan Notes for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31, 2017
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$223.4	$54.5	$277.9
Total change in fair value for the period	2.9	0.7	3.6
Total distributed in the period	(111.2)	(28.3)	(139.5)
Closing balance as at March 31, 2017	$115.1	$26.9	$142.0

Liability
Loan notes (long-term liabilities)	$110.2	$26.9	$137.1
Accrued expenses (current liabilities)	4.9	—	4.9
Total aggregate unpaid balance as at March 31, 2017	$115.1	$26.9	$142.0

	For the Three Months Ended March 31, 2016
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$190.6	$44.4	$235.0
Total change in fair value for the period	4.4	1.1	5.5
Total distributed in the period	(87.4)	(19.0)	(106.4)
Closing balance as at March 31, 2016	$107.6	$26.5	$134.1

Liability
Loan notes (long-term liabilities)	$104.5	$25.9	$130.4
Accrued expenses (current liabilities)	3.1	0.6	3.7
Total aggregate unpaid balance as at March 31, 2016	$107.6	$26.5	$134.1

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at March 31, 2017 and December 31, 2016:

	As at March 31, 2017
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,267.1	$—	$—	$1,267.1
U.S. agency	—	107.4	—	107.4
Municipal	—	24.4	—	24.4
Corporate	—	2,587.7	—	2,587.7
Non-U.S. government-backed corporate	—	84.5	—	84.5
Non-U.S. government	347.8	146.4	—	494.2
Asset-backed	—	54.8	—	54.8
Non-agency commercial mortgage-backed	—	11.5	—	11.5
Agency mortgage-backed	—	1,032.8	—	1,032.8
Total fixed income securities available for sale, at fair value	1,614.9	4,049.5	—	5,664.4
Short-term investments available for sale, at fair value	131.9	31.6	—	163.5
Held for trading financial assets, at fair value
U.S. government	95.4	—	—	95.4
Municipal	—	15.6	—	15.6
Corporate	—	866.2	—	866.2
Non-U.S. government	—	191.7	—	191.7
Asset-backed	—	13.4	—	13.4
Agency mortgage-backed	—	130.9	—	130.9
Total fixed income securities trading, at fair value	95.4	1,217.8	—	1,313.2
Short-term investments trading, at fair value	75.6	109.0	—	184.6
Equity investments trading, at fair value	623.6	—	—	623.6
Catastrophe bonds trading, at fair value	—	41.8	—	41.8

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	5.2	—	5.2
Liabilities under derivative contracts — foreign exchange contracts	—	(4.3)	—	(4.3)
Loan notes issued by variable interest entities, at fair value	—	—	(110.2)	(110.2)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(4.9)	(4.9)
Total	$2,541.4	$5,450.6	$(115.1)	$7,876.9
There were no transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2017. The Company settled $111.2 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the three months ended March 31, 2017. As at March 31, 2017, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

	As at December 31, 2016
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,206.1	$—	$—	$1,206.1
U.S. agency	—	119.6	—	119.6
Municipal	—	24.4	—	24.4
Corporate	—	2,586.5	—	2,586.5
Non-U.S. government-backed corporate	—	89.8	—	89.8
Non-U.S. government	343.7	145.0	—	488.7
Asset-backed	—	63.0	—	63.0
Non-agency commercial mortgage-backed	—	12.6	—	12.6
Agency mortgage-backed	—	1,073.9	—	1,073.9
Total fixed income securities available for sale, at fair value	1,549.8	4,114.8	—	5,664.6
Short-term investments available for sale, at fair value	118.6	26.7	—	145.3
Held for trading financial assets, at fair value
U.S. government	82.4	—	—	82.4
Municipal	—	15.5	—	15.5
Corporate	—	820.6	—	820.6
Non-U.S. government	—	202.8	—	202.8
Asset-backed	—	14.5	—	14.5
Agency mortgage-backed	—	129.9	—	129.9
Total fixed income securities trading, at fair value	82.4	1,183.3	—	1,265.7
Short-term investments trading, at fair value	76.1	109.3	—	185.4
Equity investments trading, at fair value	584.7	—	—	584.7
Catastrophe bonds trading, at fair value	—	42.5	—	42.5

Other financial assets and liabilities, at fair value
Derivatives at fair value – foreign exchange contracts	—	7.2	—	7.2
Liabilities under derivative contracts – foreign exchange contracts	—	(18.4)	—	(18.4)
Loan notes issued by variable interest entities, at fair value	—	—	(115.0)	(115.0)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(108.4)	(108.4)
Total	$2,411.6	$5,465.4	$(223.4)	$7,653.6
Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the twelve months ended December 31, 2016, the Company transferred $83.9 million of non-U.S. government securities from Level 1 to Level 2.
The Company settled $89.3 million Level 3 liabilities in respect of the Loan Notes issued by Silverton for the twelve months ended December 31, 2016. As at December 31, 2016, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted of the Loan Notes issued by Silverton.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2017 and 2016:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	($ in millions)
Balance at the beginning of the period	$223.4	$190.6
Distributed to third party	(111.2)	(87.4)
Total change in fair value included in the statement of operations	2.9	4.4
Balance at the end of the period (1)	$115.1	$107.6
(1) The amount classified within accrued expenses and other payables was $4.9 million and $3.1 million as at March 31, 2017 and March 31, 2016, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at March 31, 2017 and December 31, 2016, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at March 31, 2017, the Company obtained an average of 2.3 quotes per fixed income investment, compared to 2.1 quotes as at December 31, 2016. Pricing sources used in pricing fixed income investments as at March 31, 2017 and December 31, 2016 were as follows:

	As at March 31, 2017	As at December 31, 2016
Index providers	87%	87%
Pricing services	7	7
Broker-dealers	6	6
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at March 31, 2017 and December 31, 2016 is provided below:

	As at March 31, 2017		As at December 31, 2016
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,361.1	100%	$1,288.2	100%
U.S. agency	98.3	92%	110.2	92%
Municipal	28.7	72%	28.8	72%
Corporate	3,326.0	96%	3,275.3	96%
Non-U.S. government-backed corporate	39.6	47%	44.8	50%
Non-U.S. government	424.2	68%	455.6	72%
Asset-backed	30.4	45%	32.1	41%
Non-agency commercial mortgage-backed	11.5	100%	12.5	98%
Agency mortgage-backed	661.2	57%	691.9	58%
Total fixed income securities	$5,981.0	87%	$5,939.4	87%
Equities	622.0	100%	584.7	100%
Total fixed income securities and equity investments	$6,603.0	88%	$6,524.1	88%
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
Fixed Income Securities. The Company’s fixed income securities are traded on the over-the-counter (“OTC”) market based on prices provided by one or more market makers in each security. Securities such as U.S. Government, U.S. Agency, Non-U.S. Government and investment grade corporate bonds have multiple market makers in addition to readily observable market value indicators such as expected credit spread, except for Treasury securities, over the yield curve. The Company uses a variety of pricing sources to value fixed income securities including those securities that have pay down/prepay features such as mortgage-backed securities and asset-backed securities in order to ensure fair and accurate pricing. The fair value estimates for the investment grade securities in the Company’s portfolio do not use significant unobservable inputs or modeling techniques.
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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified as trading and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at March 31, 2017, the Company obtained an average of 4.0 quotes per equity investment, compared to 3.9 quotes as at December 31, 2016. Pricing sources used in pricing equities as at March 31, 2017 and December 31, 2016 were all provided by index providers.

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
Loan Notes Issued by Silverton. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) of Loan Notes with a maturity date of September 18, 2017. In the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) of Loan Notes with a maturity date of September 17, 2018. In the fourth quarter of 2016, Silverton issued an additional $130.0 million ($105.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2019. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is initially determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at March 31, 2017 and December 31, 2016 are presented in the tables below:

As at March 31, 2017	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$115.1	(1)	Internal Valuation Model	Gross premiums written (O)	$31.1	$35.9
				Reserve for losses (U)	$0.3	$2.8
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

As at December 31, 2016	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$223.4	(1)	Internal Valuation Model	Gross premiums written (O)	$38.9	$43.4
				Reserve for losses (U)	$2.7	$11.8
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0
(1) The amount classified within accrued expenses and other payables was $4.9 million and $108.4 million as at March 31, 2017 and December 31, 2016, respectively.
The observable and unobservable inputs represent the potential variation around the inputs used in the internal model. The contract period is defined in the respective Loan Notes agreements and the initial value represents the funds received from third parties.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of un-collateralized reinsurance recoverables for unpaid losses as at March 31, 2017 were 17.0% (December 31, 2016  — 16.8%) with Munich Re which is rated AA- by S&P, 10.4% (December 31, 2016 — 12.8%) with Lloyd’s syndicates which are rated A+ by S&P and 5.8% (December 31, 2016  — 6.5%) with Arch Re which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2017 and December 31, 2016:

		As at March 31, 2017		As at December 31, 2016
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$357.0	$4.5	$240.2	$5.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$400.5	$(4.3)	$425.4	$(17.7)

		As at March 31, 2017			As at December 31, 2016
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$—	$—		$108.6	$(0.7)
Foreign Exchange Contracts	Derivatives at Fair Value	$81.9	$0.7	(1)	$—	$2.2

(1)	Net of $Nil cash collateral (December 31, 2016 — $2.2 million).
The following tables provide the unrealized and realized gains/(losses) recorded in the statement of operations for the three months ended March 31, 2017 and 2016:

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	March 31, 2017	March 31, 2016
		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	$3.1	$(4.4)
Interest Rate Swaps	Change in Fair Value of Derivatives	$—	$(2.8)

		Amount of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income for the
		Three Months Ended
Derivatives Designated as Hedging Instruments Under ASC 815	Location of Income/(Loss) Recognized in the Statement of Operations and Other Comprehensive Income	March 31, 2017	March 31, 2016
		($ in millions)
Foreign Exchange Contracts	General, administrative and corporate expenses	$0.3	$(1.1)
Foreign Exchange Contracts	Net change from current period hedged transactions	$1.3	$(2.1)

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
As at March 31, 2017, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $757.5 million (December 31, 2016 — $665.6 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2017, the impact of foreign exchange contracts on net income was a gain of $3.1 million (March 31, 2016 — loss of $4.4 million).
As at March 31, 2017, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $81.9 million (December 31, 2016 — $108.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion for the three months ended March 31, 2017 was a net unrealized gain of $1.3 million (March 31, 2016 — loss of $2.1 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the three months ended March 31, 2017, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized gain of $0.3 million (March 31, 2016 — loss of $1.1 million).
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
As at March 31, 2017, the Company no longer had outstanding interest rate swaps for a total notional amount of $Nil(December 31, 2016 — $Nil). For the three months ended March 31, 2017, there was no charge in respect of the interest rate swaps (March 31, 2016 — loss of $2.8 million).

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	($ in millions)
Balance at the beginning of the period	$358.4	$361.1
Acquisition costs deferred	122.8	176.8
Amortization of deferred policy acquisition costs	(113.7)	(130.2)
Balance at the end of the period	$367.5	$407.7

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2017 and 2016 and the twelve months ended December 31, 2016:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	Twelve Months Ended December 31, 2016
	($ in millions)
Provision for losses and LAE at the start of the year	$5,319.9	$4,938.2	$4,938.2
Less reinsurance recoverable	(560.7)	(354.8)	(354.8)
Net loss and LAE at the start of the year	4,759.2	4,583.4	4,583.4

Net loss and LAE expenses assumed	—	5.7	(80.1)

Provision for losses and LAE for claims incurred:
Current year	354.4	379.0	1,705.4
Prior years	(26.2)	(21.6)	(129.3)
Total incurred	328.2	357.4	1,576.1
Losses and LAE payments for claims incurred:
Current year	(14.8)	(8.5)	(241.0)
Prior years	(383.6)	(286.1)	(981.8)
Total paid	(398.4)	(294.6)	(1,222.8)

Foreign exchange losses/(gains)	41.1	(6.4)	(97.4)

Net losses and LAE reserves at period end	4,730.1	4,645.5	4,759.2
Plus reinsurance recoverable on unpaid losses at period end	635.8	366.0	560.7
Provision for losses and LAE at the end of the relevant period	$5,365.9	$5,011.5	$5,319.9
For the three months ended March 31, 2017, there was a reduction of $26.2 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $21.6 million for the three months ended March 31, 2016. In the three months ended March 31, 2016, the Company assumed $5.7 million of additional loss reserves as a result of its acquisition of AgriLogic. The Company ceded $85.8 million of reserves as part of an adverse development cover purchased during the twelve months ended December 31, 2016 (December 31, 2015 — $Nil). For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

The following tables show an analysis of incurred claims and allocated loss adjustment expenses, net of reinsurance and cumulative paid claims and allocated claim adjustment expenses, net of reinsurance as at March 31, 2017, December 31, 2016, 2015, 2014, 2013 and 2012. The loss development triangles are derived from all business written by the Company as although a limited number of contracts are written which have durations of greater than one year the contracts do not meet the definition of a long duration contract.

	Insurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at March 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	Q1 2017
	$ (in millions)
2012	599.2	621.6	650.5	664.1	649.0	644.7	58.1	15,513
2013		683.5	662.2	673.4	654.6	659.7	98.5	14,415
2014			749.2	723.9	696.4	701.5	153.5	18,459
2015				906.1	895.3	879.5	261.7	20,271
2016					899.0	919.1	417.6	18,879
2017						193.7	165.0	2,561
				Total		$3,998.2

	Insurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012	2013	2014	2015	2016	Q1 2017
	($ in millions)
2012	115.7	305.1	374.9	448.4	497.9	505.1
2013		89.5	252.0	361.7	451.0	459.6
2014			98.9	245.5	386.8	400.7
2015				118.0	322.9	386.9
2016					116.0	197.3
2017						3.2
					Total	$1,952.8

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance					$2,045.4
		All outstanding liabilities before 2012, net of reinsurance				211.2
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$2,256.6

	Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at March 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	Q1 2017
	$ (in millions)
2012	686.3	730.9	714.3	684.8	683.6	681.0	103.3	3,566
2013		569.6	561.8	540.7	515.2	510.9	108.2	3,356
2014			543.4	522.5	506.9	499.4	142.1	3,183
2015				573.5	556.2	539.9	197.0	3,088
2016					741.1	768.0	406.4	2,415
2017						176.4	141.6	849
				Total		$3,175.6

	Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012	2013	2014	2015	2016	Q1 2017
	($ in millions)
2012	62.7	245.3	357.4	410.9	454.6	471.2
2013		62.1	181.9	272.3	313.5	321.6
2014			56.3	169.8	244.9	255.7
2015				56.7	168.8	210.6
2016					124.9	177.1
2017						11.6
					Total	$1,447.8

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance					1,727.8
		All outstanding liabilities before 2012, net of reinsurance				710.2
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$2,438.0

Three Months Ended March 31, 2017
($ in millions)
Net outstanding liabilities:
Insurance lines	$2,256.6
Reinsurance lines	2,438.0
Net loss and LAE	4,694.6

Reinsurance recoverable on unpaid losses:
Insurance lines	548.4
Reinsurance lines	87.4
Total reinsurance recoverable on unpaid losses	635.8

Insurance lines other than short-duration	—
Unallocated claims incurred	40.0
Other	(4.5)
$35.5

Provision for losses and LAE at the end of the period	$5,365.9

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5

Insurance	14.4%	24.5%	15.9%	12.5%	7.6%

Reinsurance	11.9%	23.1%	16.3%	7.9%	6.4%

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at March 31, 2017 and December 31, 2016:

	As at March 31, 2017		As at December 31, 2016
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	59,988,434	91	59,774,464	91
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	—	—	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		133		140
Additional paid-in capital as at March 31, 2017 was $1,142.1 million (December 31, 2016 — $1,259.6 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $685.0 million (December 31, 2016 — $818.2 million) less issue costs of $18.7 million (December 31, 2016 — $21.1 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the three months ended March 31, 2017:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2016	59,774,464
Ordinary share transactions in the three months ended March 31, 2017
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	207,026
Ordinary shares issued to non-employee directors	6,944
Ordinary shares repurchased	—
Ordinary shares in issue as at March 31, 2017	59,988,434
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
The Company did not acquire and cancel any ordinary shares for the three months ended March 31, 2017. The Company acquired and cancelled 568,239 ordinary shares for the three months ended March 31, 2016 under open market repurchases. The total consideration paid for the three months ended March 31, 2016 was $25.0 million and the average price per ordinary share was $44.00.
Preference Share Issuance and Redemption. On September 20, 2016, the Company issued 10,000,000 shares of 5.625% Perpetual Non-Cumulative Preference Shares (the “5.625% Preference Shares”). The 5.625% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $241.3 million, comprising $250.0 million of total liquidation preference less $8.7 million of issuance expenses. The Company used a portion of the net proceeds from the offering to redeem the Company’s outstanding 7.401% Perpetual Non-Cumulative Preference Shares on January 3, 2017 and intends to use a portion of the net proceeds from the offering to redeem the 7.250% Perpetual Non-Cumulative Preference Shares on July 1, 2017. The 5.625%

Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.625% Preference Shares at a redemption price of $25 per share on or after January 1, 2027. The 5.625% Preference Shares are listed on the NYSE under the symbol “AHLPRD”.

14.	Share-Based Payments
The Company has issued options and other equity incentives under three arrangements: employee incentive plans, a non-employee director plan and employee share purchase plans. When options are exercised or other equity awards vest, new ordinary shares are issued because the Company does not currently hold treasury shares.
Employee and Non-Employee Director Awards. Employee options and other stock awards were granted under the Aspen 2003 Share Incentive Plan, as amended (the “2003 Share Incentive Plan”), prior to April 24, 2013 and thereafter under the 2013 Share Incentive Plan, as amended (the “2013 Share Incentive Plan”). The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 ordinary shares, which includes 595,683 ordinary shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan. The non-employee director awards were granted under the 2006 Stock Option Plan for Non-Employee Directors prior to April 21, 2016 and thereafter under the 2016 Stock Option Plan for Non-Employee Directors, as amended (the “2016 Non-Employee Director Plan”). The total number of ordinary shares that may be issued under the 2016 Non-Employee Director Plan is 263,695.
Employee stock options are granted with an exercise price equivalent to the fair value of the ordinary share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period with vesting dependent on time and performance conditions established at the time of grant. No stock options were granted or exercised during the three months ended March 31, 2017 (2016 — Nil) and no ordinary shares were issued in the three months ended March 31, 2017 (2016 — 27,210 ordinary shares). No charges against income were made in respect of stock options for the three months ended March 31, 2017 (2016 — $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a two or three-year period subject to the employee's continued service. Some of the RSUs vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant less a deduction for illiquidity, and is expensed through the income statement evenly over the vesting period. In the three months ended March 31, 2017, the Company granted 174,711 RSUs (2016 — 275,719) to its employees. Compensation costs charged against income in respect of RSUs granted to employees for the three months ended March 31, 2017 were $2.5 million (2016 — $2.1 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant, or on the date of departure of a director (for the amount vested through such date). On February 8, 2017 (with a grant date of February 10, 2017), the Board of Directors approved a total of 22,230 RSUs for non-employee directors (February 8, 2016 — 24,456 RSUs) and 8,892 RSUs for the Chairman of the Board of Directors (February 8, 2016 — 10,962 RSUs). Compensation costs charged against income in respect of RSUs granted to non-employee directors for the three months ended March 31, 2017 were $0.4 million (2016 — $0.4 million).
The total fair value adjustment for all RSUs for the three months ended March 31, 2017 was $Nil (2016 — $0.4 million). The total tax credit recognized by the Company in relation to RSUs in the three months ended March 31, 2017 was $0.6 million (2016 — $0.5 million).
Performance Shares. During the three months ended March 31, 2017, the Company granted 206,073 performance shares to its employees (2016 — 278,477). The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant is eligible for vesting each year based on a formula and the performance shares are only issuable at the end of the three-year period.

If the diluted BVPS growth achieved in 2017 is:

•	less than 5.00%, then the portion of the performance shares subject to the vesting conditions in such year will be forfeited (i.e., one-third of the initial grant);

•	between 5.00% and 10.00%, then the percentage of the performance shares eligible for vesting in such year will be between 10% and 100% on a straight-line basis; or

•	between 10.00% and 20.00%, then the percentage of the performance shares eligible for vesting in such year will be between 100% and 200% on a straight-line basis.

In calculating BVPS for 2017, the entire movement in AOCI will be excluded. Interest rate movements and credit spread movements in AOCI can be fairly significant and impact growth in BVPS which management does not have any control over. The

Compensation Committee will review the impact of any capital management actions undertaken during 2017, including share repurchases and special dividends, and consider whether any further adjustments to growth in BVPS should be made in the context of such actions. The calculation of BVPS for 2017 will likewise exclude all transactional expenses incurred in connection with any transaction which, if consummated, would result in a change in control, including without limitation the cost of defending against any such transaction and any third-party legal and advisory costs. The calculation of BVPS for 2017 will likewise exclude the impact of amortization of goodwill/intangibles resulting from any corporate acquisitions. The Compensation Committee believes that it would not be appropriate for employees’ performance-related compensation to be impacted by these costs.
The Compensation Committee will determine the vesting conditions for the 2018 and 2019 portions of the grant in such years taking into consideration the market conditions and the Company’s business plans at the commencement of the years concerned. Notwithstanding the vesting criteria for each given year, if the shares eligible for vesting in 2018 and 2019 are greater than 100% for the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the ordinary shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply this limitation on 100% vesting.
The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant less a deduction for illiquidity and expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the three months ended March 31, 2017 in respect of performance shares were $2.7 million (2016 — $1.6 million). The total tax recognized by the Company in relation to performance shares in the three months ended March 31, 2017 was a tax credit of $0.5 million (2016 — $0.4 million).
Phantom Shares. During the three months ended March 31, 2017, the Compensation Committee approved the grant of 174,284 phantom shares to its employees (2016 — 146,357). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2017 performance shares, with the difference being that any vested amount is paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing ordinary share price on the date of the grant less a deduction for illiquidity. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the three months ended March 31, 2017 in respect of phantom shares were $2.2 million (2016 — $0.4 million) with a fair value adjustment for the three months ended March 31, 2017 of $Nil (2016 — $1.0 million). The total tax credit recognized by the Company in relation to phantom shares in the three months ended March 31, 2017 was $0.4 million (2016 — $0.2 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan and the International Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. Employees can purchase the Company’s ordinary shares at a discounted price equivalent to eighty-five percent (85%) of the fair market value of the ordinary shares on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 2,310 ordinary shares were exercised and issued during the three months ended March 31, 2017 (2016 — 525 shares). Compensation costs charged against income in the three months ended March 31, 2017 in respect of the ESPP were $0.2 million (2016 — $0.3 million).

15.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017				Three Months Ended March 31, 2016
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$6.6	—	$(0.2)	$6.4	$1.6	$4.0	$(0.1)	$5.5
Insurance Licenses	16.7	—	—	16.7	16.6	—	—	16.6
Agency Relationships	26.2	—	(0.4)	25.8	—	25.0	(0.4)	24.6
Non-compete Agreements	3.3	—	(0.2)	3.1	—	2.9	(0.1)	2.8
Value of Business Acquired	—	—	—	—	—	1.8	—	1.8
Consulting Relationships	0.9	—	—	0.9	—	1.0	(0.1)	0.9
Goodwill	24.2	1.8	—	26.0	—	22.1	—	22.1
Renewal Rights	1.7	—	(0.1)	1.6	—	—	—	—
Total	$79.6	$1.8	$(0.9)	$80.5	$18.2	$56.8	$(0.7)	$74.3

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
Value of Business Acquired. The Company recognized a $1.8 million asset for value of business acquired (“VOBA”) consisting of the inforce unearned premium reserve and claims reserves at fair value.  The Company will amortize the VOBA in line with the unwinding of the acquired unearned premium balances and loss reserves.  Given the short tail nature of AgriLogic’s business, the VOBA was fully amortized in 2016.
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
Other Intangible Assets
Renewal Rights. On September 22, 2016, the Company entered into a renewal rights agreement with Liberty Specialty Markets Limited (“LSML”). The Company valued the renewal rights at $1.9 million with an estimated economic useful life of 5 years. The Company will amortize the estimated value of the renewal rights over the estimated useful life.
In addition to the intangible assets and goodwill associated with the AgriLogic acquisition and the renewal rights agreement with LSML, the Company has the following intangible assets from prior transactions.
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2017, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2016 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the Company’s licenses as at March 31, 2017 was $16.6 million (December 31, 2016 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Goodwill. On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Acorn Limited, a 49% share of Digital Re. The Company valued the goodwill at $1.8 million. The goodwill is deemed to have an indefinite useful life and will be assessed for impairment annually under the provisions of ASC 323-10-35.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders.

The following table details the forms and value of the Company’s restricted assets as at March 31, 2017 and December 31, 2016:

	As at March 31, 2017	As at December 31, 2016
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,355.4	$1,482.8
Third party	2,364.1	2,380.8
Letters of credit / guarantees	685.8	672.1
Total restricted assets	$4,405.3	$4,535.7
Total as percent of investable assets(1)	49.6%	49.3%

(1)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at March 31, 2017 in the amount of $449.8 million (December 31, 2016 — $447.3 million).
The amounts provided as Funds at Lloyd’s are drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2017 was £0.4 million (December 31, 2016 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
Credit Facility. On March 27, 2017, Aspen Holdings and certain of its direct or indirect subsidiaries (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with various lenders and Barclays Bank plc, as administrative agent, which amends and restates the Amended and Restated Credit Agreement, dated as of June 12, 2013, among the Company, certain subsidiaries thereof, various lenders and Barclays Bank plc, as administrative agent. The credit facility will be used by the Borrowers to finance the working capital needs of the Company and its subsidiaries, for letters of credit in connection with the insurance and reinsurance businesses of the Company and its subsidiaries and for other general corporate purposes. Initial availability under the credit facility is $200,000,000 and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the credit facility by up to $100,000,000. The credit facility will expire on March 27, 2022.
As at March 31, 2017, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by Standard & Poor’s Ratings Services and Moody’s Investors Service, Inc. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
Under the Credit Agreement, the Company must not permit (a) consolidated tangible net worth to be less than approximately $2,323,100,000 plus 25% of consolidated net income plus 25% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2017, (b) the ratio of its total consolidated debt to the sum of such debt plus its consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than B++ from A.M. Best. The Credit Agreement contains other customary affirmative and negative covenants, including (subject to various exceptions) restrictions on the ability of the Company and its subsidiaries to incur indebtedness, create or permit liens on their assets, engage in mergers or consolidations, dispose of assets, pay dividends or other distributions, purchase or redeem the Company’s equity securities, make investments and enter into transactions with affiliates. In addition, the Credit Agreement has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements.
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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at March 31, 2017, we had $444.7 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2016 — $449.4 million under the LOC Facility).
Interest Rate Swaps. As at March 31, 2017, no cash collateral was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2016 — $Nil). For further information on the Company’s terminated interest rate swaps, refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at March 31, 2017 were:

	2017	2018	2019	2020	2021	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.1	$15.6	$14.5	$13.7	$9.4	$80.8	$144.1

(c)	Contingent liabilities
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
As at March 31, 2017 and December 31, 2016, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2017 and 2016. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2016 Annual Report on Form 10-K filed with the SEC.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business and in “Outlook and Trends” below, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in Item 1A of our 2016 Annual Report on Form 10-K for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.
Overview
We are a Bermuda holding company and write insurance and reinsurance business through our subsidiaries principally in Bermuda, the United Kingdom and the United States.
Key results for the three months ended March 31, 2017 include:

•
Gross written premiums of $998.0 million for the first quarter of 2017, an increase of 2.3% from the first quarter of 2016. Gross written premiums in reinsurance increased by 9.2% with increases across all reinsurance business lines. Gross written premiums in insurance decreased by 5.5% mainly due to reductions in our property and casualty insurance and marine, aviation and energy insurance lines as we have repositioned the accounts;

•
There were $29.1 million, or 5.0 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2017 compared with $18.7 million, or 2.8 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the first quarter of 2016;

•
Net favorable development on prior year loss reserves of $26.2 million for the first quarter of 2017 had a favorable impact of 4.5 percentage points on the combined ratio, compared with a reserve release of $21.6 million in the first quarter of 2016, which had a favorable impact of 3.3 percentage points on the combined ratio;

•
The net favorable development included $30.5 million of adverse development in casualty reserves due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Odgen rate (the “Ogden rate”);

•
Combined ratio of 97.0% for the first quarter of 2017 compared with a combined ratio of 91.6% for the first quarter of 2016. The increase in the combined ratio was mainly due to a $10.4 million increase in catastrophe losses, a $14.8 million increase in non-catastrophe large losses (“large losses”) and lower earned premiums due to increased ceded reinsurance, partially offset by a $4.6 million increase in net favorable development on prior year loss reserves and lower acquisition costs due to an increase in over-rider commissions associated with increases in ceded reinsurance;

•
Realized and unrealized foreign exchange losses of $8.9 million for the first quarter of 2017 compared with losses of $15.7 million in the first quarter of 2016 predominantly due to the continued strengthening of the U.S. Dollar;

•
Realized and unrealized investment gains of $46.2 million for the first quarter of 2017 compared with gains of $45.0 million in the first quarter of 2016 due to mark to market changes in the valuation of our equity and fixed income trading portfolios;

•	Diluted net income per ordinary share of $1.36 for the quarter ended March 31, 2017 compared with diluted net income per ordinary share of $1.68 for the first quarter of 2016;

•	Annualized net income return on average ordinary shareholders’ equity of 11.6% for the first quarter of 2017 compared with 14.4% for the first quarter of 2016; and

•
Diluted book value per ordinary share(1) of $47.89 as at March 31, 2017, up 2.5% from December 31, 2016, which includes net unrealized losses on foreign currency translation, net of taxes, and net unrealized losses on investments, net of taxes, recognized through other comprehensive income of $12.9 million and $2.1 million, respectively.

(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity decreased by $53.9 million to $3,594.4 million during the three months ended March 31, 2017. The most significant movements were:

•	a $133.2 million charge to redeem 5,327,500 7.401% Perpetual Non-Cumulative Preference Shares, with a liquidation preference of $25 per share;

•	a $9.6 million reduction in accumulated other comprehensive income mainly due to a $12.9 million net loss in foreign currency translation; and

•	a $73.1 million increase in retained earnings for the period.
Ordinary shareholders’ equity as at March 31, 2017 and December 31, 2016 was:

	As at March 31, 2017	As at December 31, 2016
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,594.4	$3,648.3
Preference shares less issue expenses	(666.3)	(797.1)
Non-controlling interests	(1.5)	(1.4)
Net assets attributable to ordinary shareholders	$2,926.6	$2,849.8
Issued ordinary shares	59,988,434	59,774,464
Issued and potentially dilutive ordinary shares	61,106,831	61,001,071
Outlook and Trends

Overall, the rate environment continues to pose challenges in both our reinsurance and insurance segments.

In reinsurance, the overall pace of rate reduction slowed in the first quarter although pricing remained pressured on all reinsurance lines. Overall rates in reinsurance decreased approximately 2% in the first quarter, with the largest rate decreases in property catastrophe where rates decreased by approximately 4%. With ongoing pressure in the property catastrophe market, we continued to leverage third party capital through Aspen Capital Markets to manage our net exposures. Rates in casualty insurance remained relatively flat whereas rates in specialty reinsurance and other property decreased by approximately 1% and 2%, respectively. Although there was pricing pressure on all reinsurance lines, with variations depending on geographical location and line of business, the April renewals were in line with our expectations. We continued to see positive contributions from the Middle East and Africa region following the establishment of our Dubai office in 2016 and continued traction in Asia Pacific primarily as a result of our close client relationships, cross-class collaboration and strong market position in Japan.

In insurance, overall rates decreased by approximately 1% in the first quarter, with the largest rate decreases in property and casualty lines of business. We continued to focus on areas that we believe provide the best opportunities for long-term profitable growth, such as surety, U.K. regional, professional lines, credit and political risk, and crisis management. There was continued strong performance from those areas, along with solid performance in the property and casualty lines that we repositioned in 2016. Gross written premiums decreased by approximately 6% compared to the first quarter of 2016 primarily as a result of the repositioning in our property and casualty lines and continued challenging conditions in our marine, aviation and energy sub-segment.

We are currently reviewing our operations strategy and structure to determine how they can support the delivery of our overall strategy and business plans. We believe that continued improvements to our operational processes, supported by new technology solutions, should enable us to improve our efficiency and effectiveness.

See “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. There have been no changes to significant accounting policies from those disclosed in the Company’s 2016 Annual Report on Form 10-K filed with the SEC. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2016 Annual Report on Form 10-K filed with the SEC and the notes to the consolidated condensed unaudited financial statements contained in this report.
Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016
The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2017 and 2016, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $22.3 million, or 2.3%, in the first quarter of 2017 compared to the first quarter of 2016.
Gross written premiums from our reinsurance segment increased by $47.7 million, or 9.2%, in the first quarter of 2017 compared to the first quarter of 2016. The increase was largely due to growth in agriculture insurance business written within specialty reinsurance and reported percentage growth in other property reinsurance due to favorable revisions on premium estimates for proportional contracts.
Gross written premiums from our insurance segment decreased by $25.4 million, or 5.5%, in the first quarter of 2017 compared to the first quarter of 2016 largely due to reductions in marine, aviation and energy lines where we continue to experience challenging market conditions and in property and casualty lines as a result of a change in our appetite for this type of business.
The table below shows our gross written premiums for each business segment, and the percentage change in gross written premiums for each business segment, for the three months ended March 31, 2017 and 2016:

Business Segment	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% increase/(decrease)
	($ in millions)	($ in millions)
Reinsurance	$565.3	$517.6	9.2%
Insurance	432.7	458.1	(5.5)%
Total	$998.0	$975.7	2.3%
Ceded reinsurance. Total reinsurance ceded in the first quarter of 2017 was $311.8 million, an increase of $135.8 million from the first quarter of 2016. Ceded reinsurance cost increased by $86.8 million in our insurance segment because we restructured our ceded reinsurance arrangements as we aim to reduce earnings volatility and benefit the expense ratio through an increase in overriding commissions. Ceded reinsurance costs increased by $49.0 million in our reinsurance segment due to increased ceded reinsurance for our property catastrophe and other property lines due to new opportunities written in conjunction with increased retrocession. The changes in our reinsurance program have reduced our retention ratio, defined as net written premium as a percentage of gross written premium, by 13.2% to 68.8% in the first quarter of 2017 compared to 82.0% in the first quarter of 2016.
Net premiums earned. Net premiums earned in the first quarter of 2017 decreased by 12.4% from the first quarter of 2016. Net premiums earned decreased by 1.0% and 20.7% in our reinsurance and insurance segments, respectively. The reduction in net premiums earned in our insurance segment is due to a reduction in gross written premiums and an increase in ceded reinsurance during the first quarter of 2017.
Losses and loss adjustment expenses. The loss ratio for the quarter increased 2.6 percentage points from 53.9% in the first quarter of 2016 to 56.5% in the first quarter of 2017. The increase was largely due to a $10.4 million increase in catastrophe losses, a $14.8 million increase in large losses and lower earned premiums, partially offset by a $4.6 million increase in prior year reserve releases.
In the reinsurance segment, the loss ratio for the three months ended March 31, 2017 was 51.6% compared to 48.0% in the equivalent period in 2016. The increase in the loss ratio is mainly attributable to a $13.9 million increase in catastrophe losses in the first quarter of 2017, partially offset by a $3.0 million increase in prior year reserve releases. In the first quarter of 2017, we experienced $24.6 million of natural catastrophe losses, net of reinsurance recoveries, consisting of $7.5 million from a tornado in Mississippi, $3.9 million from Cyclone Debbie in Australia and $13.2 million from other weather related events. The equivalent quarter of 2016 experienced $10.7 million of natural catastrophe losses from weather-related events in the U.S. and an earthquake in Taiwan. Reserve releases for the current quarter were a result of favorable development across all of our reinsurance business lines despite $12.8 million of adverse development in our casualty reinsurance lines due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. The comparative period in 2016 benefited from favorable reserve development in other property, casualty and specialty reinsurance business lines.

In the insurance segment, the loss ratio for the three months ended March 31, 2017 was 61.0% compared to 58.2% in the first quarter of 2016 largely due to an increase in large losses, partially offset by a $3.5 million reduction in catastrophe losses and a $1.6 million increase in prior year reserve releases. The loss ratio was also adversely affected by increased ceded reinsurance costs which reduced net earned premiums in the current quarter. We experienced $4.5 million and $8.0 million of natural catastrophe losses due to U.S. weather-related events in the first quarters of 2017 and 2016, respectively. In the first quarter of 2016, we did not experience any significant large losses while in the current quarter we experienced a $4.8 million loss from a refinery explosion and $10.0 million of losses from several fires. Reserve releases increased from $3.4 million in the first quarter of 2016 to $5.0 million in the current period. Reserve releases in the current quarter were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines which offset $17.7 million of adverse development in our casualty lines due to a change in the Ogden rate. Reserve releases in the comparative quarter were principally from our marine, aviation and energy and financial and professional business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended March 31, 2017 and 2016 were as follows:

Business Segment	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Reinsurance	51.6%	48.0%
Insurance	61.0%	58.2%
Total Loss Ratio	56.5%	53.9%
The tables below show our loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined first quarter 2017 catastrophe losses as losses associated with the tornado in Mississippi, Cyclone Debbie in Australia and other weather related events. We have defined catastrophe losses in the first quarter of 2016 as losses associated with weather-related events in the U.S. and the Taiwan earthquake. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended March 31, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	51.6%	(8.9)%	42.7%
Insurance	61.0%	(1.5)%	59.5%
Total	56.5%	(5.0)%	51.5%

For the Three Months Ended March 31, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	48.0%	(3.8)%	44.2%
Insurance	58.2%	(2.1)%	56.1%
Total	53.9%	(2.8)%	51.1%
For information relating to the movement of prior year reserves, please see “Reserves for Losses and Loss Adjustment Expenses” below.

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31, 2017			Three Months Ended March 31, 2016
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	20.6%	19.0%	19.7%	19.9%	18.2%	18.9%
Effect of ceded reinsurance	0.8	(1.1)	(0.1)	1.3	0.3	0.7
Net policy acquisition expense ratio	21.4	17.9	19.6	21.2	18.5	19.6
Gross general and administrative expense ratio (1)	13.4	14.6	16.1	14.4	13.2	17.0
Effect of ceded reinsurance premiums	2.4%	5.8%	4.8%	1.3%	2.1%	1.1%
Net general and administrative expense ratio	15.8%	20.4%	20.9%	15.7%	15.3%	18.1%
Total net expense ratio	37.2%	38.3%	40.5%	36.9%	33.8%	37.7%

(1)	The total group general and administrative expense ratio includes corporate expenses and non operating expenses which are not allocated to the segments.
The total policy acquisition expense ratio for the first quarter of 2017 decreased compared to the first quarter of 2016 due to a decrease in the ratio in both business segments due largely to an increase in over-rider commissions associated with increases in ceded reinsurance.
General, administrative and corporate expenses increased by $1.5 million from $119.8 million in the first quarter of 2016 to $121.3 million in the first quarter of 2017. The total general, administrative and corporate expense ratio, before the effect of reinsurance, for the first quarter of 2017 has remained consistent with the first quarter 2016. The increase in the insurance segment ratio is largely due to costs associated with growth in our insurance business while the reduction in the reinsurance segment ratio is largely due to favorable movements in exchange rates applied to non-U.S. Dollar denominated expenses.
Net investment income. Net investment income for the first quarter of 2017 was $47.7 million, a 3.6% decrease compared to $49.5 million in the first quarter of 2016 due to a reduction in dividend income following the sale of portion of our equity portfolio in the fourth quarter of 2016.
Change in fair value of derivatives. In the three months ended March 31, 2017, we experienced a gain of $3.1 million (2016 — loss of $4.4 million) in respect of foreign exchange contracts not designated as hedging instruments and a gain of $0.3 million (2016 — loss of $1.1 million) in respect of foreign exchange contracts designated as hedging instruments. In the first quarter of 2016 we recorded a loss of $2.8 million for the change in the fair value of interest rate swaps. There was no charge in the first quarter of 2017 because we terminated our interest rate swaps on May 9, 2016.

Income before tax. In the first quarter of 2017, income before tax was $99.3 million (2016 — $116.9 million) consisting of the amounts set out in the table below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	($ in millions)
Underwriting income	$33.5	$72.8
Corporate expenses	(13.4)	(17.1)
Amortization and non-recurring expenses	(2.2)	—
Net other income	3.6	1.4
Net investment income	47.7	49.5
Change in fair value of derivatives	3.1	(7.2)
Change in fair value of loan notes issued by variable interest entities	(2.9)	(4.4)
Realized and unrealized investment gains	51.2	65.6
Realized and unrealized investment (losses)	(5.0)	(20.6)
Net realized and unrealized foreign exchange (losses)	(8.9)	(15.7)
Interest expense	(7.4)	(7.4)
Income before tax	$99.3	$116.9
Taxes. Income tax expense for the three months ended March 31, 2017 was $2.8 million (2016 — $2.5 million) equating to an estimated effective tax rate of 2.8% (2016 — 2.1%). The income tax expense for the three months ended March 31, 2017 takes into account a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation.” The tax rate for the three months ended March 31, 2016 benefited from an agreement with Her Majesty's Revenue and Customs (“HMRC”) regarding deductions available for certain interest payments in prior periods. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporate tax rate, effective April 1, 2017, is 19% and will be reduced to 17% effective April 1, 2020) and the United States (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the three months ended March 31, 2017 was $96.5 million, equivalent to basic earnings per ordinary share of $1.39 adjusted for the $10.5 million preference share dividends, $2.4 million of preference share redemption costs and $0.1 million non-controlling interest. Fully diluted earnings per ordinary share were $1.36 for the three months ended March 31, 2017. Net income after tax for the three months ended March 31, 2016 was $114.4 million, equivalent to basic earnings per ordinary share of $1.73 after deducting $9.5 million preference share dividends and $0.2 million non-controlling interest. Fully diluted earnings per ordinary share were $1.68 for the three months ended March 31, 2016.

Realized and unrealized investment gains/(losses). Total realized and unrealized investment gains for the three months ended March 31, 2017 were $46.2 million (2016 — gains of $45.0 million) consisting of the amounts set out in the table below:

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.2	$7.1
Fixed income securities — gross realized (losses)	(1.3)	(2.4)
Short-term investments — gross realized gains	0.1	—
Short-term investments — gross realized (losses)	—	—
Cash and cash equivalents — gross realized gains	—	—
Cash and cash equivalents — gross realized (losses)	—	(0.7)
Total other-than-temporary impairments	(0.3)	—
Trading:
Fixed income securities — gross realized gains	1.8	1.2
Fixed income securities — gross realized (losses)	(2.0)	(5.8)
Equity securities — gross realized gains	4.5	5.9
Equity securities — gross realized (losses)	(1.4)	(11.5)
Catastrophe bonds	—	(0.2)
Gross unrealized gain in Chaspark	1.7	—
Net change in gross unrealized gains	40.9	51.4
Total realized and unrealized investment gains	$46.2	$45.0
Other comprehensive income. We recorded a $9.6 million reduction in our total other comprehensive income for the three months ended March 31, 2017 (2016 — increase of $64.5 million), net of taxes. The reduction was mainly due to a $12.9 million net unrealized loss in foreign currency translation (2016 — $11.0 million net unrealized loss), offsetting a $2.1 million net unrealized gain in the available for sale investment portfolio (2016 — $76.9 million net unrealized gain) and a $1.2 million net change from hedged foreign exchange contracts (2016 — $1.4 million net change).
Non-controlling interest. In the three months ended March 31, 2017, we recorded an increase of $0.1 million (2016 — $0.2 million decrease) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary shares and preference shares in the three months ended March 31, 2017 were $23.7 million (2016 — $22.3 million). The quarterly dividend on our ordinary shares increased from $0.22 per ordinary share to $0.24 per ordinary share on April 26, 2017.
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

Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2017 and 2016. The contributions of each business segment to gross written premiums in the three months ended March 31, 2017 and 2016 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$565.3	56.6%	$517.6	53.0%
Insurance	432.7	43.4	458.1	47.0
Total	$998.0	100.0%	$975.7	100.0%
Reinsurance
The reinsurance segment consists of property catastrophe reinsurance (including business written through ACM), other property reinsurance (risk excess, pro rata and facultative), casualty reinsurance (U.S. treaty, international treaty and global facultative) and specialty insurance and reinsurance (credit and surety, mortgage reinsurance and insurance, agriculture insurance and reinsurance, marine, aviation, terrorism, engineering, cyber and other specialty lines). For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our reinsurance segment increased by 9.2% compared to the three months ended March 31, 2016. The table below shows our gross written premiums for each line of business, and the percentage change in gross written premiums for each line of business, for the three months ended March 31, 2017 and 2016:

Lines of Business	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$130.7	$127.6	2.4%
Other property reinsurance	118.9	103.0	15.4%
Casualty reinsurance	143.7	127.1	13.1%
Specialty reinsurance	172.0	159.9	7.6%
Total	$565.3	$517.6	9.2%
The slight increase in property catastrophe gross written premiums was primarily due to increased shares on North American and global accounts. The increase in other property reinsurance gross written premiums was largely due to favorable revisions on premium estimates for proportional contracts. Gross written premiums in casualty reinsurance increased largely due to growth in U.S. casualty treaty and international casualty business lines. The increase in gross written premiums in specialty reinsurance was largely due to growth in agriculture business lines.
Losses and loss adjustment expenses. The loss ratio for the three months ended March 31, 2017 was 51.6% compared to 48.0% in the equivalent period in 2016. The increase in the loss ratio in the quarter was largely attributable to a $13.9 million increase in catastrophe losses, partially offset by a $3.0 million increase in prior year reserve releases.
In the first quarter of 2017, we experienced $24.6 million of natural catastrophe losses, net of reinsurance recoveries, including $7.5 million from a tornado in Mississippi, $3.9 million from Cyclone Debbie in Australia and $13.2 million from other weather related events. In the comparable quarter of 2016, we experienced $10.7 million of natural catastrophe losses from weather-related events in the U.S. and an earthquake in Taiwan.
Prior year reserve releases for the current quarter were as a result of favorable development across all of our reinsurance business lines despite the $12.8 million adverse development in our casualty reinsurance lines due the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. The comparative period in 2016 benefited from favorable development in our other property, casualty and specialty reinsurance lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $59.5 million for the three months ended March 31, 2017, equivalent to 21.4% of net earned premiums, compared to $59.4 million, or 21.2% of net earned premiums in the equivalent period in 2016. The slight increase in the acquisition expense ratio was due to an increase in profit commission accruals. General and administrative expenses decreased to $43.9 million compared to $44.1 million in the equivalent period in 2016 due to favorable movements in exchange rates applied to non-U.S. Dollar denominated expenses. The general and administrative expense ratio increased slightly to 15.8% from 15.7% in the equivalent period in 2016 due to the reduction in net earned premiums as a result of ceding a greater proportion of written premiums to third parties.
Insurance
The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2016 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment decreased by 5.5% compared to the three months ended March 31, 2016. The table below shows our gross written premiums for each line of business, and the percentage change in gross written premiums for each line of business, for the three months ended March 31, 2017 and 2016:

Lines of Business	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$211.1	$226.3	(6.7)%
Marine, aviation and energy insurance	105.8	117.7	(10.1)%
Financial and professional lines insurance	115.8	114.1	1.5%
Total	$432.7	$458.1	(5.5)%

The decrease in property and casualty gross written premiums was largely attributable to reductions in global casualty and U.S. programs business as a result of a change in our appetite for this type of business. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to continued challenging market conditions in marine and energy liability and aviation business lines. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in our U.S. surety and management liability business lines offset by reductions in our international management liability and credit and political risks business lines.
Losses and loss adjustment expenses. The loss ratio increased to 61.0% in the first quarter of 2017 from 58.2% in the first quarter of 2016 largely due to an increase in large losses which offset a $3.5 million reduction in catastrophe losses and a $1.6 million increase in prior year reserve releases. The loss ratio was also adversely affected by increased ceded reinsurance costs which reduced net earned premiums.
The insurance segment experienced catastrophe losses from U.S. weather-related events in the first quarters of 2017 and 2016 of $4.5 million and $8.0 million, respectively. In the first quarter of 2016, we experienced no significant large losses while in the current quarter we experienced a $4.8 million loss from a refinery explosion and $10.0 million of losses from several fires.
Prior year reserve releases increased from $3.4 million in the first quarter of 2016 to $5.0 million in the first quarter of 2017. Reserve releases in the first quarter of 2017 were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines which offset $17.7 million of adverse development in our casualty lines due to the U.K. Ministry of Justice decision to decrease the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. Reserve releases in the comparative quarter were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended March 31, 2017 decreased to 17.9% of net earned premiums compared to 18.5% in the first quarter of 2016 due largely to an increase in over-rider commissions associated with an increase in ceded reinsurance. Our general and administrative expenses increased by $3.2 million from $58.6 million in the first quarter of 2016 to $61.8 million in the current quarter due to costs associated with growth in our insurance business.

Cash and Investments
As at March 31, 2017 and December 31, 2016, total cash and investments were $8.9 billion and $9.2 billion, respectively. The composition of our investment portfolio is summarized below:

	As at March 31, 2017		As at December 31, 2016
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,267.1	14.3%	$1,206.1	13.1%
U.S. agency	107.4	1.2	119.6	1.3
Municipal	24.4	0.3	24.4	0.3
Corporate	2,587.7	29.1	2,586.5	28.2
Non-U.S. government-backed corporate	84.5	1.0	89.8	1.0
Non-U.S. government	494.2	5.6	488.7	5.3
Asset-backed	54.8	0.6	63.0	0.7
Non-agency commercial mortgage-backed	11.5	0.1	12.6	0.1
Agency mortgage-backed	1,032.8	11.5	1,073.9	11.7
Total fixed income securities — available for sale	$5,664.4	63.7%	$5,664.6	61.7%
Fixed income securities — trading
U.S. government	95.4	1.1	82.4	0.9
U.S. agency	—	—	—	—
Municipal	15.6	0.2	15.5	0.2
Corporate	866.2	9.8	820.6	8.9
Non-U.S. government	191.7	2.2	202.8	2.2
Asset-backed	13.4	0.2	14.5	0.2
Mortgage-backed securities	130.9	1.5	—	—
Bank loans	—	—	129.9	1.4
Total fixed income securities — trading	$1,313.2	15.0%	$1,265.7	13.8%
Total other investments	6.8	0.1	12.1	0.1
Total catastrophe bonds — trading	41.8	0.5	42.5	0.5
Total equity securities — trading	623.6	7.0	584.7	6.4
Total short-term investments — available for sale	163.5	1.8	145.3	1.6
Total short-term investments — trading	184.6	2.1	185.4	2.0
Total cash and cash equivalents	873.1	9.8	1,273.8	13.9
Total cash and investments	$8,871.0	100.0%	$9,174.1	100.0%
Fixed Income Securities. As at March 31, 2017, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio rated “A” or higher. As at December 31, 2016, the average credit quality of our fixed income portfolio was “AA-,” with 89.3% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration as at March 31, 2017 was 3.89 years compared to 3.89 years as at December 31, 2016.

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at March 31, 2017. Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,163.7	$1,163.7
Non-agency commercial	11.5	—	11.5
Total mortgage-backed securities	$11.5	$1,163.7	$1,175.2
Equity Securities. Equity securities comprise U.S. and foreign equity securities and are held in the trading portfolio. The total investment return from the trading equity portfolios for the three months ended March 31, 2017 and 2016 was as follows:

	For the Three Months Ended
Trading Equity Portfolio	March 31, 2017	March 31, 2016
	($ in millions)
Dividend income	$5.2	$6.9
Net realized investment gains/(losses)	3.7	(1.4)
Net unrealized gains, gross of tax	23.7	12.8
Net realized foreign exchange (losses)	(0.6)	(4.0)
Net unrealized foreign exchange gains	6.5	13.0
Total investment return from the trading equity portfolio	$38.5	$27.3
European Fixed Income and Equity Exposures. As at March 31, 2017, we had $861.2 million, or 9.7% of our total cash and investments, invested in securities issued by European issuers, including the United Kingdom. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”).
We manage our European fixed income exposures by proactively adapting our investment guidelines to our views on the European markets. We continue to prohibit purchases of GIIPS, Belgian sovereign and guaranteed debt, peripheral European bank debt and corporate bonds issued by companies domiciled in GIIPS countries. We may purchase bonds issued by U.K and non-peripheral European select corporate financial issuers.

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at March 31, 2017. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at March 31, 2017 by Ratings
Country	AAA	AA	A	BBB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$8.2	$—	$—	$—	$8.2	1.0%
Belgium	—	—	20.8	—	2.9	23.7	2.8
Czech Republic	—	—	—	—	0.2	0.2	—
Denmark	3.3	—	—	0.7	5.4	9.4	1.1
Finland	—	11.4	—	—	7.0	18.4	2.1
France	—	15.0	35.2	2.3	12.5	64.9	7.5
Germany	44.7	10.8	80.7	18.9	14.7	169.8	19.7
Hungary	—	—	—	1.6	—	1.6	0.2
Ireland	—	—	—	—	0.6	0.6	0.1
Luxembourg	—	—	—	0.3	—	0.3	—
Netherlands	19.2	—	38.5	8.9	5.8	72.3	8.4
Norway	4.1	—	13.0	0.4	—	17.6	2.0
Poland	—	—	—	9.5	0.1	9.6	1.1
Romania	—	—	—	3.1	—	3.1	0.4
Sweden	0.3	11.0	—	1.0	5.6	17.8	2.1
Switzerland	6.0	26.5	26.5	8.4	48.9	116.3	13.5
United Kingdom	—	159.9	58.5	29.9	79.0	327.4	38.0
Total European Exposures	$77.6	$242.8	$273.2	$85.0	$182.7	$861.2	100.0%

	As at March 31, 2017 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Equity	Market Value	Unrealized Pre-tax Gain/(Loss)
	($ in millions except percentages)
Austria	$1.2	$—	$7.0	$—	$—	$—	$—	$—	$8.2	$0.1
Belgium	—	—	—	—	—	—	20.8	2.9	23.7	—
Czech Republic	—	—	—	—	—	—	—	0.2	0.2	—
Denmark	—	—	—	—	3.3	—	0.7	5.4	9.4	(0.9)
Finland	8.2	—	—	—	3.2	—	—	7.0	18.4	0.3
France	1.3	—	3.3	16.8	—	6.2	24.9	12.5	64.9	2.1
Germany	6.8	—	31.5	3.1	14.0	—	102.7	11.7	169.8	3.2
Hungary	1.6	—	—	—	—	—	—	—	1.6	—
Ireland	—	—	—	—	—	—	—	0.6	0.6	0.1
Luxembourg	—	—	—	—	—	—	0.3	—	0.3	—
Netherlands	—	—	—	19.4	—	16.2	30.9	5.8	72.3	1.4
Norway	—	—	—	17.2	—	—	0.4	—	17.6	0.5
Poland	9.5	—	—	—	—	—	—	0.1	9.6	—
Romania	3.1	—	—	—	—	—	—	—	3.1	—
Sweden	—	—	—	4.5	0.3	7.5	—	5.6	17.8	0.9
Switzerland	6.0	—	—	—	—	13.3	48.2	48.9	116.3	1.5
United Kingdom	159.3	0.5	0.6	—	—	14.4	73.5	79.0	327.4	20.7
Total European Exposures	$197.0	$0.5	$42.4	$61.0	$20.8	$57.6	$302.4	$179.7	$861.2	$29.9

Reserves for Losses and Loss Adjustment Expenses
As at March 31, 2017, we had total net loss and loss adjustment expense reserves of $4,730.1 million (December 31, 2016 — $4,759.2 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at March 31, 2017 and December 31, 2016, respectively:

	As at March 31, 2017
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,532.8	$(87.4)	$2,445.4
Insurance	2,833.1	(548.4)	2,284.7
Total losses and loss expense reserves	$5,365.9	$(635.8)	$4,730.1

	As at December 31, 2016
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,536.1	$(74.0)	$2,462.1
Insurance	2,783.8	(486.7)	2,297.1
Total losses and loss expense reserves	$5,319.9	$(560.7)	$4,759.2

For the three months ended March 31, 2017, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $26.2 million. An analysis of this reduction by business segment is as follows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended
Business Segment	March 31, 2017	March 31, 2016
	($ in millions)
Reinsurance	$21.2	$18.2
Insurance	5.0	3.4
Total losses and loss expense reserves reductions	$26.2	$21.6
The key elements which gave rise to the net positive development during the three months ended March 31, 2017 were as follows:
Reinsurance. Net reserve releases were $21.2 million in the current quarter. Reserve releases in the quarter were as a result of favorable development evenly distributed across our other property, casualty and specialty reinsurance lines. The casualty reinsurance business line reported a net reserve release despite our exposure to the Ogden rate change from reinsurance of U.K. employer’s liability and U.K. public liability business and, to a lesser degree, U.K. motor liability reinsurance.
Insurance. Net reserve releases were $5.0 million in the current quarter. Reserve releases in the quarter were mainly as a result of favorable development in our marine, aviation and energy and financial and professional business lines which offset adverse development in our casualty lines due to the change in the Ogden rate which impacts our U.K. employer’s liability and U.K. public liability business.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at March 31, 2017 compared to December 31, 2016:

	As at March 31, 2017	As at December 31, 2016
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,928.1	$2,851.2
Preference shares (liquidation preferences net of issue costs)	666.3	797.1
Long-term debt	549.4	549.3
Loan notes issued by variable interest entities(1)	115.1	223.4
Total capital	$4,258.9	$4,421.0
(1) We do not consider the loan notes issued by VIEs to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at March 31, 2017, total shareholders’ equity was $3,594.4 million compared to $3,648.3 million as at December 31, 2016. Our total shareholders’ equity as at March 31, 2017 includes three classes of preference shares with a total value as measured by their respective liquidation preferences of $666.3 million net of share issuance costs (December 31, 2016 — $797.1 million).
On January 3, 2017, we elected to mandatorily redeem all of the outstanding 7.401% Perpetual Non-Cumulative Preference Shares (the “7.401% Preference Shares”). Each holder of a 7.401% Preference Share received $25 per 7.401% Preference Share, plus any declared and unpaid dividends.
On February 8, 2017, we replaced our existing share repurchase authorization with a new authorization of $250 million. The share repurchase authorization, which is effective through February 8, 2019, permits us to effect repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.
On April 26, 2017, we announced a 9% increase in our quarterly dividend to our ordinary shareholders from $0.22 per ordinary share to $0.24 per ordinary share. On April 21, 2016, we announced a 5% increase in our quarterly dividend to our ordinary shareholders from $0.21 per ordinary share to $0.22 per ordinary share.

Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at March 31, 2017, this ratio was 31.2% (December 31, 2016 — 35.5%).
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at March 31, 2017 and December 31, 2016, the value of the debt less amortization expenses was $549.4 million and $549.3 million, respectively. Management monitors the ratio of debt to total capital which was 15.6% as at March 31, 2017 (December 31, 2016 — 17.5%).
In addition, we have also reported Loan Notes issued by Silverton. The fair value of the Loan Notes issued by Silverton as at March 31, 2017 was $115.1 million (December 31, 2016 — $223.4 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC and Note 7 of the consolidated condensed unaudited financial statements contained in this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,594.4 million as at March 31, 2017 (December 31, 2016 — $3,648.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and preference shares are listed on the New York Stock Exchange.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.
Holding Company. We monitor the ability of Aspen Holdings to service debt, finance dividend payments to ordinary and preference shareholders and provide financial support to the Operating Subsidiaries. As at March 31, 2017, Aspen Holdings held $193.5 million of cash, cash equivalents and investments (December 31, 2016 — $327.1 million) with the reduction largely due to the costs associated with the redemption of the 7.401% Preference Shares on January 3, 2017. Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain adequate capital requirements to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. On October 21, 2013, and in line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., requested that it be afforded the opportunity to provide a prior “non-objection” to all future dividend payments made by Aspen U.K. For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2016 Annual Report on Form 10-K filed with the SEC. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 15 of the “Notes to the Audited Consolidated Financial Statements” in our 2016 Annual Report on Form 10-K filed with the SEC.
Operating Subsidiaries. As at March 31, 2017, the Operating Subsidiaries held $1,068.1 million (December 31, 2016 — $1,409.3 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2017 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. For more information on these arrangements, including a table showing the forms of collateral or other security provided in respect of these obligations and undertakings, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2016 Annual Report on Form 10-K filed with the SEC.
Consolidated Cash Flows for the Three Months Ended March 31, 2017. Total net cash flow from operations for the three months ended March 31, 2017 was $(84.3) million, a reduction of $151.5 million from the comparative period in 2016. The reduction is mainly attributable to increases in ceded reinsurance costs and an increase in paid claims. For the three months ended March 31, 2017, the cash flow from operations had no adverse effect on the sufficiency of liquidity to meet our operating requirements.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 16 of the consolidated condensed unaudited financial statements contained in this report.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at March 31, 2017:

	2017	2018	2019	2020	2021	Later Years	Total
	($ in millions)
Operating Lease Obligations	$10.1	$15.6	$14.5	$13.7	$9.4	$80.8	$144.1
Long-Term Debt Obligations(1)	—	—	—	250.0	—	300.0	550.0
Reserves for losses and LAE(2)	1,112.9	1,113.2	805.5	546.6	341.6	1,446.1	5,365.9
Total	$1,123.0	$1,128.8	$820.0	$810.3	$351.0	$1,826.9	$6,060.0

(1)
The long-term debt obligations disclosed above do not include $29.0 million of annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $115.1 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown above and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in the Company’s 2016 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the SEC and due to the factors set out in this report under “Cautionary Statement Regarding Forward-Looking Statements” below.

Further information on operating leases is given in Item 2, “Properties” in our 2016 Annual Report on Form 10-K filed with the SEC.
For a discussion of our derivative instruments, refer to Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 included in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at March 31, 2017, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements
This report contains, and we may from time to time make other verbal or written, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve risks and uncertainties, including statements regarding our capital needs, business strategy, expectations and intentions. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “could,” “would,” “should,” “plan,” “estimate,” “project,” “outlook,” “trends,” “future,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “on track,” and similar expressions are intended to identify forward-looking statements. These statements reflect our current views with respect to future events and because our business is subject to numerous risks, uncertainties and other factors, our actual results could differ materially from those anticipated in the forward-looking statements. The risks, uncertainties and other factors set forth in our 2016 Annual Report on Form 10-K filed with the SEC and other cautionary statements made in this report, including in Part II, Item 1A “Risk Factors” below, as well as the factors set forth below, should be read and understood as being applicable to all related forward-looking statements wherever they appear in this report.
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

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products;

•	cyclical changes in the insurance and reinsurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes ("catastrophes") contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

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

•	changes in general economic conditions, including inflation, deflation, foreign currency exchange rates, interest rates and other factors that could affect our financial results;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	the risks associated with the management of capital on behalf of investors;

•	a failure in our operational systems or infrastructure or those of third parties, including those caused by security breaches or cyber attacks;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	our ability to adequately model and price the effects of climate cycles and climate change;

•	any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the risks related to litigation;

•	the effectiveness of our risk management loss limitation methods, including our reinsurance purchasing;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

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
In addition, any estimates relating to loss events involve the exercise of considerable judgment in the setting of reserves and reflect a combination of ground-up evaluations, information available to date from brokers and cedants, market intelligence, initial tentative loss reports and other sources. The actuarial range of reserves provided, if any, is based on our then current state of knowledge and explicit and implicit assumptions relating to the incurred pattern of claims, the expected ultimate settlement amount, inflation, and dependencies between lines of business. Due to the complexity of factors contributing to losses and the preliminary nature of the information used to prepare estimates, there can be no assurance that our ultimate losses will remain within stated amounts.

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

	As at March 31, 2017	As at December 31, 2016
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,594.4	$3,648.3
Accumulated other comprehensive income, net of taxes	14.7	5.1
Preference shares less issue expenses	(666.3)	(797.1)
Non-controlling interest	(1.5)	(1.4)
Ordinary dividends	13.2	52.7
Adjusted total shareholders’ equity	$2,954.5	$2,907.6

Ordinary shares	59,988,434	59,774,464
Diluted ordinary shares	61,196,772	61,001,071

Book Value Per Share
Basic	$48.79	$47.68
Diluted	$47.89	$46.72
Adjusted Diluted	$48.28	$47.67
Average equity, a non-U.S. GAAP financial measure, is used in calculating ordinary shareholders return on average equity. It is calculated by taking the arithmetic average of total shareholders’ equity on a monthly basis for the stated periods excluding (i) the average share of equity due to non-controlling interests and (ii) the average value of preference shares less issue expenses. Unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. Dollar and the functional currencies of our Operating Subsidiaries. Therefore, we believe that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements U.S. GAAP information.

	As at March 31, 2017	As at December 31, 2016
	($ in millions)
Total shareholders' equity	$3,594.4	$3,648.3
Total non-controlling interest	(1.5)	(1.4)
Total preference shares	(666.3)	(797.1)
Average adjustment	(5.7)	144.2
Average equity	$2,920.9	$2,994.0

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations and represents after-tax operational results excluding, as applicable, after-tax net realized and unrealized gains or losses, including net realized and unrealized gains and losses on interest rate swaps, after-tax net foreign exchange gains or losses, including net realized and unrealized gains and losses from foreign exchange contracts, net realized gains or losses on investments, amortization of intangible assets and certain non-recurring income or expenses. Also excluded from operating income in the quarter ended March 31, 2017 was the issue cost associated with the redemption of the 7.401% Perpetual Non-Cumulative Preference Shares. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
	($ in millions)
Net income	$96.5	$114.4
Add (deduct) after tax income:
Net realized and unrealized investment (gains)	(46.4)	(35.3)
Net realized and unrealized exchange (gains)/losses	5.1	16.9
Changes to the fair value of derivatives	2.6	(6.1)
Amortization and other non-recurring expenses	2.0	—
Proportion due to non-controlling interest	(0.1)	0.2
Operating income after tax and non-controlling interest	59.7	90.1
Preference Shares dividends	(10.5)	(9.5)
Net income available to ordinary shareholders	$49.2	$80.6

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.
Interest rates risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We manage interest rate risk by maintaining a short to medium duration to reduce the effect of interest rate changes on book value. On May 9, 2016, we terminated our interest rate swap program which aimed to partially mitigate our exposure to interest rate. For more information on the terminated interest rate swaps, refer to Item 2 “Cash and Investments — Interest rate swaps” above.
As at March 31, 2017, our fixed income portfolio had an approximate duration of 3.89 years. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,620.9	7,478.2	7,335.5	7,192.8	7,050.2
Gain/(loss) $ in millions	285.4	142.7	—	(142.7)	(285.3)
Percentage of portfolio	3.9%	1.9%	—%	(1.9)%	(3.9)%
Equity risk. We have invested in equity securities which had a fair market value of $623.6 million, equivalent to 7.3% of the total of investments, cash and cash equivalents, excluding catastrophe bonds and funds held by variable interest entities (the “Managed Portfolio”), as at March 31, 2017 (December 31, 2016 — $584.7 million, 6.8%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at March 31, 2017, 88.6% (December 31, 2016 — 89.3%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.1% (December 31, 2016 — 4.7%) were in British Pounds and 6.3% (December 31, 2016 — 6.0%) were in other currencies. For the three months ended March 31, 2017, 21.5% (December 31, 2016 — 12.0%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2017.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2017 would have impacted our net reportable British Pound net assets by approximately $13.6 million for the three months ended March 31, 2017 (March 31, 2016 — approximately $10.7 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of our derivative instruments including foreign exchange contracts, refer to Note 10 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2017 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2017, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2016 — “AA-”).

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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2017. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
You should carefully consider the risk factors and all other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission, as supplemented by the following risk factor and other information in this report. These risks could materially affect our business, results of operations or financial condition. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided above in this report.
The vote by the U.K. electorate in favor of a U.K. exit from the E.U. in the recent referendum could adversely impact our business, results of operations and financial condition.
The referendum on the United Kingdom’s membership in the E.U. was held on June 23, 2016 and resulted in a vote in favor of the withdrawal of the United Kingdom from the E.U. (“Brexit”). The formal process of the United Kingdom leaving the E.U. commenced on March 29, 2017 when the Prime Minister of the United Kingdom notified the European Council under Article 50 of the Treaty on the European Union (“Article 50”) of the United Kingdom's intention to leave. The United Kingdom will remain a member state of the E.U. until it negotiates and reaches an agreement in relation to the withdrawal from the E.U. or, if earlier, upon the expiration of a two year period following the Article 50 notification. It is currently unclear what type of agreements will be concluded between the United Kingdom and the E.U. and if the United Kingdom will continue to have access to the single market of the E.U. In any case, the U.K. Prime Minister has promised that the U.K. Parliament will have a final vote to ratify the withdrawal agreement that is negotiated with the E.U. It is possible that the withdrawal process may last significantly longer than the two year period envisaged by the Treaty of the European Union.
The uncertainty surrounding the implementation and effect of Brexit, the terms and conditions of such exit, the legal and regulatory framework that would apply to the United Kingdom and its relationship with the remaining members of the E.U. (including in relation to trade and services) during a withdrawal process and after any Brexit is effected has caused, and is likely to cause, increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed E.U. companies, in particular from the financial services and insurance sector, and the downgrade of the credit ratings for the U.K. by Standard & Poor’s, Moody’s and Fitch (all with negative outlook).
In addition to the above, the Prime Minister of the United Kingdom announced on April 18, 2017 that she would call a snap general election to be held on June 8, 2017. The reasons given for this decision included the need to influence the Brexit negotiations. This will increase the political uncertainty in the U.K. at least until the election is concluded and could cause further economic volatility and market uncertainty as described above.
As well as short-term issues, the long-term effect of Brexit on the value of our investment portfolio at this time is uncertain and such volatility and uncertainty will likely continue as negotiations progress to determine the future terms of the United Kingdom’s relationship with the E.U.
Brexit could lead to potentially divergent national laws and regulations as the United Kingdom determines which European Union laws to replace or replicate. We may have to review our underwriting platforms and incur additional regulatory costs as a result. For example, depending on the outcome of the negotiations referred to above, our U.K. operations could lose their E.U.

financial services passport which provides them the license to operate across borders within the single E.U. market without obtaining local regulatory approval where insurers and cedants are located. Our Lloyd’s operations would be subject to the decisions taken by the Council of Lloyd’s in connection with operating a subsidiary in Belgium which is the proposed E.U. location through which Lloyd’s businesses would seek access to the single market following Brexit. This is a result of Lloyd’s plans to open an office in Brussels to maintain continued access to the E.U. markets. Such decision and any operational and capital requirements relating thereto might result in increased costs or Funds at Lloyd’s and might not provide the same access to markets that AMAL and AUL currently require to conduct business in the E.U. In addition, depending on the terms of Brexit, the U.K.’s regulatory regime in terms of Solvency II regulation and governance could also diverge and no longer be equivalent. For more information, see “The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses and may, among other things, lead to Aspen Bermuda posting collateral in respect of its EEA cedants” in our 2016 Annual Report on Form 10-K filed with the SEC.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not repurchase any of the Company’s ordinary shares during the quarter ended March 31, 2017.
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
For the quarter ended March 31, 2017, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1	Second Amended and Restated Credit Agreement, filed with this report.
31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2017 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three ended March 31, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three months ended March 31, 2107 and 2016; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	May 4, 2017	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	May 4, 2017	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer