Form 10-Q
period 2017-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2017-08-02
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As at June 30, 2017, there were 59,844,075 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2017 and December 31, 2016
($ in millions, except share and per share amounts)

	As at June 30, 2017	As at December 31, 2016
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,437.9 and $5,620.1)	$5,497.3	$5,664.6
Fixed income securities, trading at fair value (amortized cost — $1,338.3 and $1,264.8)	1,357.5	1,265.7
Equity securities, trading at fair value (cost — $569.5 and $554.3)	658.7	584.7
Short-term investments, available for sale at fair value (amortized cost — $41.9 and $145.3)	41.9	145.3
Short-term investments, trading at fair value (amortized cost — $73.7 and $185.4)	73.7	185.4
Catastrophe bonds, trading at fair value (cost — $28.3 and $42.5)	28.3	42.5
Other investments, equity method	3.9	12.1
Total investments	7,661.3	7,900.3
Cash and cash equivalents (including $165.5 and $291.3 within consolidated variable interest entities)	1,228.4	1,273.8
Reinsurance recoverables
Unpaid losses	779.4	560.7
Ceded unearned premiums	464.1	255.2
Receivables
Underwriting premiums	1,614.1	1,399.4
Other	106.1	95.5
Funds withheld	89.9	73.1
Deferred policy acquisition costs	364.6	358.4
Derivatives at fair value	22.1	7.2
Receivables for securities sold	13.6	1.6
Office properties and equipment	85.3	83.8
Tax recoverable	7.2	0.5
Other assets	1.0	1.0
Intangible assets and goodwill	79.4	79.6
Total assets	$12,516.5	$12,090.1
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2017 and December 31, 2016
($ in millions, except share and per share amounts)

	As at June 30, 2017	As at December 31, 2016
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$5,571.4	$5,319.9
Unearned premiums	1,981.5	1,618.6
Total insurance reserves	7,552.9	6,938.5
Payables
Reinsurance premiums	316.7	345.3
Deferred taxation	4.4	6.1
Accrued expenses and other payables	352.8	469.2
Liabilities under derivative contracts	8.6	18.4
Total payables	682.5	839.0
Loan notes issued by variable interest entities, at fair value	110.8	115.0
Long-term debt	549.4	549.3
Total liabilities	$8,895.6	$8,441.8
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
59,844,075 shares of par value 0.15144558¢ each (December 31, 2016 - 59,774,464)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2016 — 11,000,000)	—	—
Nil 7.401% shares of par value 0.15144558¢ each (December 31, 2016 — 5,327,500)	—	—
6,400,000 7.250% shares of par value 0.15144558¢ each (December 31, 2016 — 6,400,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2016 — 10,000,000)	—	—
Non-controlling interest	1.6	1.4
Additional paid-in capital	1,125.2	1,259.6
Retained earnings	2,516.2	2,392.3
Accumulated other comprehensive income, net of taxes	(22.2)	(5.1)
Total shareholders’ equity	3,620.9	3,648.3
Total liabilities and shareholders’ equity	$12,516.5	$12,090.1
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Net earned premium	$562.0	$680.8	$1,143.1	$1,343.9
Net investment income	47.4	48.0	95.1	97.5
Realized and unrealized investment gains	49.0	45.1	100.2	110.7
Other income	3.6	(0.5)	7.2	0.9
Total revenues	662.0	773.4	1,345.6	1,553.0
Expenses
Losses and loss adjustment expenses	346.1	442.2	674.3	799.6
Amortization of deferred policy acquisition costs	96.3	126.7	210.0	256.9
General, administrative and corporate expenses	119.9	116.4	241.2	236.2
Interest on long-term debt	7.4	7.4	14.8	14.8
Change in fair value of derivatives	(17.6)	0.4	(20.7)	7.6
Change in fair value of loan notes issued by variable interest entities	3.3	(0.5)	6.2	3.9
Realized and unrealized investment losses	7.0	8.3	12.0	28.9
Net realized and unrealized foreign exchange losses	20.6	5.3	29.5	21.0
Other expenses	2.0	1.0	2.0	1.0
Total expenses	585.0	707.2	1,169.3	1,369.9
Income from operations before income tax	77.0	66.2	176.3	183.1
Income tax expense	(1.2)	(1.3)	(4.0)	(3.8)
Net income	$75.8	$64.9	$172.3	$179.3
Amount attributable to non-controlling interest	(0.1)	(0.4)	(0.2)	(0.2)
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$75.7	$64.5	$172.1	$179.1
Other Comprehensive Income:
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$(0.8)	$(1.1)	$(1.8)	$(5.3)
Change in net unrealized gains on available for sale securities held	13.7	43.3	16.7	132.5
Net change from current period hedged transactions	2.4	(2.9)	3.7	(5.0)
Change in foreign currency translation adjustment	(27.6)	(3.1)	(44.8)	(16.6)
Other comprehensive income, gross of tax	(12.3)	36.2	(26.2)	105.6
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	—	0.1	0.2	0.6
Change in net unrealized gains on available for sale securities held	(1.1)	(5.1)	(1.2)	(13.7)
Net change from current period hedged transactions	(0.4)	0.5	(0.5)	1.2
Change in foreign currency translation adjustment	6.3	1.3	10.6	3.8
Total tax on other comprehensive income	4.8	(3.2)	9.1	(8.1)
Other comprehensive (loss)/income net of tax	(7.5)	33.0	(17.1)	97.5
Total comprehensive income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$68.2	$97.5	$155.0	$276.6
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	59,966,358	60,705,028	59,914,797	60,771,601
Diluted	61,022,981	62,192,142	61,095,817	62,263,209
Basic earnings per ordinary share adjusted for preference share dividends	$1.09	$0.91	$2.48	$2.64
Diluted earnings per ordinary share adjusted for preference share dividends	$1.07	$0.89	$2.43	$2.57
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended June 30,
	2017	2016
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	1.4	1.3
Net change attributable to non-controlling interest for the period	0.2	0.2
End of the period	1.6	1.5
Additional paid-in capital
Beginning of the period	1,259.6	1,075.3
New ordinary shares issued	0.4	1.9
Ordinary shares repurchased and cancelled	(10.0)	(43.5)
Preference shares redeemed and cancelled	(133.2)	—
Preference shares redemption (1)	2.4	—
Share-based compensation (2)	6.0	6.8
End of the period	1,125.2	1,040.5
Retained earnings
Beginning of the period	2,392.3	2,283.6
Net income for the period	172.3	179.3
Dividends on ordinary shares	(27.6)	(26.2)
Dividends on preference shares	(21.0)	(18.9)
Preference shares redemption (1)	(2.4)	—
Net change attributable to non-controlling interest for the period	(0.2)	(0.2)
Share-based payment (3)	2.8	—
End of the period	2,516.2	2,417.6
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	(27.1)	0.6
Change for the period, net of income tax	(34.2)	(12.8)
End of the period	(61.3)	(12.2)
Loss on derivatives, net of taxes:
Beginning of the period	(0.5)	(1.2)
Net change from current period hedged transactions	3.2	(3.8)
End of the period	2.7	(5.0)
Unrealized appreciation on investments, net of taxes:
Beginning of the period	22.5	60.2
Change for the period, net of taxes	13.9	114.1
End of the period	36.4	174.3
Total accumulated other comprehensive (loss)/income, net of taxes	(22.2)	157.1

Total shareholders’ equity	$3,620.9	$3,616.8

(1) The $2.4 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the 7.401% Perpetual Non-Cumulative Preference Shares, net of issuance costs, and the final redemption costs of $133.2 million.
(2) The balance includes $7.9 million reclassification from accrued expenses and other payable as a result of the classification of restricted share units as equity following the adoption of ASU 2016-09. The adjustment has been applied using a modified retrospective approach.
(3) The $2.8 million relates to the cumulative effect-adjustment to opening retained earnings as a result of the classification of restricted share units as equity following the adoption of ASU 2016-09. The adjustment has been applied using a modified retrospective approach.

See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows (used in)/from operating activities:
Net income	$172.3	$179.3
Proportion due to non-controlling interest	(0.2)	(0.2)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27.4	23.1
Share-based compensation	6.0	6.8
Realized and unrealized investment (gains)	(100.2)	(110.7)
Realized and unrealized investment losses	12.0	28.9
Change in fair value of loan notes issued by variable interest entities	6.2	3.9
Net realized and unrealized investment foreign exchange losses	(8.7)	79.9
Net change from current period hedged transactions	3.2	(3.8)
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	166.4	189.4
Unearned premiums	339.5	212.3
Reinsurance recoverables:
Unpaid losses	(212.6)	(48.7)
Ceded unearned premiums	(207.5)	(55.7)
Other receivables	(9.3)	(27.5)
Deferred policy acquisition costs	(2.2)	(47.9)
Reinsurance premiums payable	(18.5)	47.8
Funds withheld	(16.8)	(10.0)
Premiums receivable	(213.3)	(287.0)
Deferred taxes	(1.7)	14.9
Income tax payable	4.3	6.9
Accrued expenses and other payables	(22.0)	32.4
Fair value of derivatives and settlement of liabilities under derivatives	(24.7)	3.8
Long-term debt and loan notes issued by variable interest entities	(4.1)	1.2
Other assets	—	3.1
Net cash (used in)/from operating activities	$(104.5)	$242.2

See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from/(used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(847.6)	$(1,191.6)
(Purchases) of fixed income securities — Trading	(556.0)	(414.4)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,039.9	1,188.1
Proceeds from sales and maturities of fixed income securities — Trading	497.3	300.9
(Purchases) of equity securities — Trading	(70.1)	(118.5)
Net proceeds of catastrophe bonds — Trading	13.8	33.5
Proceeds from sales of equity securities — Trading	58.9	107.4
(Purchases) of short-term investments — Available for sale	(33.2)	(81.6)
Proceeds from sales of short-term investments — Available for sale	138.4	139.7
(Purchases) of short-term investments — Trading	(21.3)	(5.0)
Proceeds from sales of short-term investments — Trading	135.2	1.8
Net change in (payable)/receivable for securities (purchased)/sold	20.9	(7.6)
Net (purchases) of equipment	(17.6)	(18.5)
Sale of investment	9.3	—
Payments for acquisitions and investments, net of cash acquired	(2.3)	(52.7)
Net cash from/(used in) investing activities	365.6	(118.5)

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.4	1.9
Ordinary shares repurchased	(10.0)	(43.5)
Preference share redemption	(133.2)	—
Repayment of long-term debt issued by Silverton	(114.1)	(89.0)
Dividends paid on ordinary shares	(27.6)	(26.2)
Dividends paid on preference shares	(21.0)	(18.9)
Cash paid for tax withholding purposes (1)	(9.1)	—
Net cash (used in) financing activities	(314.6)	(175.7)

Effect of exchange rate movements on cash and cash equivalents	8.1	(8.7)

Decrease in cash and cash equivalents	(45.4)	(60.7)
Cash and cash equivalents at beginning of period	1,273.8	1,099.5
Cash and cash equivalents at end of period	$1,228.4	$1,038.8

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income tax	$(2.6)	$(2.6)
Cash paid during the period for interest	$14.8	$14.5

(1) The cash paid to the tax authority when withholding shares from employees’ awards for tax-withholding purposes has been reclassified from operating activity to financing activity following the adoption of ASU 2016-09. The adjustment has been applied using a modified retrospective approach.
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History and Organization
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 as a holding company headquartered in Bermuda. We underwrite specialty insurance and reinsurance on a global basis through our Operating Subsidiaries (as defined below) based in Bermuda, the United States and the United Kingdom: Aspen Insurance UK Limited (“Aspen U.K.”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL” and managed by Aspen Managing Agency Limited (“AMAL”)) (United Kingdom), Aspen Bermuda Limited (“Aspen Bermuda”) (Bermuda), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen American Insurance Company (“AAIC”) (United States) (collectively, the “Operating Subsidiaries”). We also have branches in Australia, Canada, France, Germany, Ireland, Singapore, Switzerland and the United Arab Emirates. We established Aspen Capital Management, Ltd and other related entities (collectively, “ACM”) to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors direct access to our underwriting expertise. References to the “Company,” the “Group,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2016 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 contained in the Company’s Annual Report on Form 10-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 22, 2017 (File No. 001-31909). Except for the changes associated with ASU 2016-09, “Compensation — Stock Compensation” listed below, there have been no changes to significant accounting policies from those disclosed in the Company’s 2016 Annual Report on Form 10-K.
Assumptions and estimates made by management have a significant effect on the amounts reported within the unaudited condensed consolidated financial statements. The most significant of these assumptions and estimates relate to losses and loss adjustment expenses, reinsurance recoverables, gross written premiums and commissions which have not been reported to the Company such as those relating to proportional treaty reinsurance contracts, unrecognized tax benefits, the fair value of derivatives and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could turn out significantly different from those expected when the assumptions or estimates were made.
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

Accounting Pronouncements Not Yet Adopted

On March 10, 2017, FASB issued ASU 2017-7, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” which changes how employers report defined benefit pension and/or other post-retirement benefit costs in their financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods beginning after December 15, 2017. As the Company does not operate a defined benefit pension scheme, the impact from the adoption of the ASU is unlikely to have a material impact on future financial statements and disclosures.
Other accounting pronouncements were issued during the three months ended June 30, 2017 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2017 and 2016:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$3.3	$2.4	Realized and unrealized investment gains
Realized (losses) on sale of securities	(2.5)	(1.3)	Realized and unrealized investment losses
	0.8	1.1	Income from operations before income tax
Tax on net realized gains of securities	—	(0.1)	Income tax expense
	$0.8	$1.0	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	$0.9	$(1.4)	General, administrative and corporate expenses
Tax on settled derivatives	(0.2)	0.5	Income tax expense
	$0.7	$(0.9)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$1.5	$0.1	Net income

	Amount Reclassified from AOCI
Details about the AOCI Components	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$5.6	$9.5	Realized and unrealized investment gains
Realized (losses) on sale of securities	(3.8)	(4.2)	Realized and unrealized investment losses
	1.8	5.3	Income from operations before income tax
Tax on net realized gains of securities	(0.2)	(0.6)	Income tax expense
	$1.6	$4.7	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	$1.2	$(2.5)	General, administrative and corporate expenses
Tax on settled derivatives	(0.2)	0.5	Income tax expense
	$1.0	$(2.0)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$2.6	$2.7	Net income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/ (loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and six months ended June 30, 2017 and 2016, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions, except share and per share amounts)

Net income	$75.8	$64.9	$172.3	$179.3
Preference share dividends	(10.5)	(9.4)	(21.0)	(18.9)
Change in redemption value (1)	—	—	(2.4)	—
Net amount attributable to non-controlling interest	(0.1)	(0.4)	(0.2)	(0.2)
Basic and diluted net income available to ordinary shareholders	$65.2	$55.1	$148.7	$160.2
Ordinary shares:
Basic weighted average ordinary shares	59,966,358	60,705,028	59,914,797	60,771,601
Weighted average effect of dilutive securities (2)	1,056,623	1,487,114	1,181,020	1,491,608
Total diluted weighted average ordinary shares	61,022,981	62,192,142	61,095,817	62,263,209
Earnings per ordinary share:
Basic	$1.09	$0.91	$2.48	$2.64
Diluted	$1.07	$0.89	$2.43	$2.57

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

Dividends. On July 26, 2017, the Company’s Board of Directors (the “Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.24	August 29, 2017	August 14, 2017
5.95% preference shares	$0.3719	October 1, 2017	September 15, 2017
5.625% preference shares	$0.3516	October 1, 2017	September 15, 2017

5.	Segment Reporting
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
Non-underwriting Disclosures. The Company has provided additional disclosures for corporate and other (non-operating) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses, and income taxes, none of which are allocated to the business segments. Corporate expenses are not allocated to the Company’s business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s business segment operations. The Company does not allocate its assets by business segment as it evaluates underwriting results of each business segment separately from the results of the Company’s investment portfolio.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$335.6	$486.5	$822.1
Net written premiums	285.5	293.2	578.7
Gross earned premiums	320.6	429.1	749.7
Net earned premiums	272.7	289.3	562.0
Underwriting Expenses
Losses and loss adjustment expenses	152.6	193.5	346.1
Amortization of deferred policy acquisition costs	53.4	42.9	96.3
General and administrative expenses	40.7	65.7	106.4
Underwriting income	$26.0	$(12.8)	13.2
Corporate expenses			(11.4)
Non-operating expenses			(2.1)
Net investment income			47.4
Realized and unrealized investment gains			49.0
Realized and unrealized investment losses			(7.0)
Change in fair value of loan notes issued by variable interest entities			(3.3)
Change in fair value of derivatives			17.6
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange losses			(20.6)
Other income			3.6
Other expenses			(2.0)
Income before tax			$77.0

Net reserves for loss and loss adjustment expenses	$2,445.0	$2,347.0	$4,792.0
Ratios
Loss ratio	56.0%	66.9%	61.6%
Policy acquisition expense ratio	19.6	14.8	17.1
General and administrative expense ratio	14.9	22.7	21.3	(1)
Expense ratio	34.5	37.5	38.4
Combined ratio	90.5%	104.4%	100.0%

(1)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

	Three Months Ended June 30, 2016
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$332.6	$469.1	$801.7
Net written premiums	306.8	418.0	724.8
Gross earned premiums	329.8	454.7	784.5
Net earned premiums	299.4	381.4	680.8
Underwriting Expenses
Losses and loss adjustment expenses	181.1	261.1	442.2
Amortization of deferred policy acquisition costs	50.7	76.0	126.7
General and administrative expenses	39.1	57.2	96.3
Underwriting income/(loss)	$28.5	$(12.9)	15.6
Corporate expenses			(20.1)
Net investment income			48.0
Realized and unrealized investment gains			45.1
Realized and unrealized investment losses			(8.3)
Change in fair value of loan notes issued by variable interest entities			0.5
Change in fair value of derivatives			(0.4)
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange losses			(5.3)
Other income			(0.5)
Other expenses			(1.0)
Income before tax			$66.2

Net reserves for loss and loss adjustment expenses	$2,474.6	$2,296.5	$4,771.1
Ratios
Loss ratio	60.5%	68.5%	65.0%
Policy acquisition expense ratio	16.9	19.9	18.6
General and administrative expense ratio	13.1	15.0	17.1	(1)
Expense ratio	30.0	34.9	35.7
Combined ratio	90.5%	103.4%	100.7%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$900.9	$919.2	$1,820.1
Net written premiums	733.7	531.2	1,264.9
Gross earned premiums	648.2	852.8	1,501.0
Net earned premiums	550.2	592.9	1,143.1
Underwriting Expenses
Losses and loss adjustment expenses	295.7	378.6	674.3
Amortization of deferred policy acquisition costs	112.9	97.1	210.0
General and administrative expenses	84.6	127.5	212.1
Underwriting income	$57.0	$(10.3)	46.7
Corporate expenses			(24.8)
Non-operating expenses			(4.3)
Net investment income			95.1
Realized and unrealized investment gains			100.2
Realized and unrealized investment losses			(12.0)
Change in fair value of loan notes issued by variable interest entities			(6.2)
Change in fair value of derivatives			20.7
Interest expense on long term debt			(14.8)
Net realized and unrealized foreign exchange losses			(29.5)
Other income			7.2
Other expense			(2.0)
Income before tax			$176.3

Net reserves for loss and loss adjustment expenses	$2,445.0	$2,347.0	$4,792.0
Ratios
Loss ratio	53.7%	63.9%	59.0%
Policy acquisition expense ratio	20.5	16.4	18.4
General and administrative expense ratio	15.4	21.5	21.1	(1)
Expense ratio	35.9	37.9	39.5
Combined ratio	89.6%	101.8%	98.5%

(1)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

	Six Months Ended June 30, 2016
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$850.2	$927.2	$1,777.4
Net written premiums	756.3	768.2	1,524.5
Gross earned premiums	636.6	900.3	1,536.9
Net earned premiums	579.7	764.2	1,343.9
Underwriting Expenses
Losses and loss adjustment expenses	315.6	484.0	799.6
Amortization of deferred policy acquisition costs	110.1	146.8	256.9
General and administrative expenses	83.2	115.8	199.0
Underwriting income	$70.8	$17.6	88.4
Corporate expenses			(37.2)
Net investment income			97.5
Realized and unrealized investment gains			110.7
Realized and unrealized investment losses			(28.9)
Change in fair value of loan notes issued by variable interest entities			(3.9)
Change in fair value of derivatives			(7.6)
Interest expense on long term debt			(14.8)
Net realized and unrealized foreign exchange losses			(21.0)
Other income			0.9
Other expenses			(1.0)
Income before tax			$183.1

Net reserves for loss and loss adjustment expenses	$2,474.6	$2,296.5	$4,771.1
Ratios
Loss ratio	54.4%	63.3%	59.5%
Policy acquisition expense ratio	19.0	19.2	19.1
General and administrative expense ratio	14.4	15.2	17.6	(1)
Expense ratio	33.4	34.4	36.7
Combined ratio	87.8%	97.7%	96.2%

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

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

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$33.9	$36.5	$67.8	$73.1
Fixed income securities — Trading	10.4	7.9	20.5	15.3
Short-term investments — Available for sale	0.2	0.2	0.3	0.3
Short-term investments — Trading	0.3	—	0.5	—
Cash and cash equivalents	1.3	0.9	2.0	1.4
Equity securities — Trading	3.7	5.5	8.9	12.4
Catastrophe bonds — Trading	0.4	0.5	0.8	1.1
Total	$50.2	$51.5	$100.8	$103.6
Investment expenses	(2.8)	(3.5)	(5.7)	(6.1)
Net investment income	$47.4	$48.0	$95.1	$97.5

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$3.3	$2.1	$5.5	$9.2
Fixed income securities — gross realized (losses)	(2.4)	(1.3)	(3.7)	(3.7)
Short-term investments — gross realized gains	—	0.2	0.1	0.2
Short-term investments — gross realized (losses)	—	(0.1)	—	(0.1)
Cash and cash equivalents — gross realized gains	—	0.1	—	0.1
Cash and cash equivalents — gross realized (losses)	(0.1)	0.2	(0.1)	(0.5)
Other-than-temporary impairments	(0.1)	—	(0.4)	—
Trading:
Fixed income securities — gross realized gains	3.5	4.0	5.3	5.2
Fixed income securities — gross realized (losses)	(0.4)	(0.6)	(2.4)	(6.4)
Short-term investments — gross realized gains	0.1	—	0.1	—
Equity securities — gross realized gains	4.4	9.3	8.9	15.2
Equity securities — gross realized (losses)	(3.6)	(6.5)	(5.0)	(18.0)
Catastrophe bonds	(0.1)	—	(0.1)	(0.2)
Net change in gross unrealized gains	38.5	29.4	79.4	80.8
Other investments:
Gross realized and unrealized (loss) in MVI	(0.1)	—	(0.1)	—
Gross realized (loss)/gain in Chaspark	(0.8)	—	0.9	—
Gross realized and unrealized (loss) in Bene	(0.2)	—	(0.2)	—
Total net realized and unrealized investment gains recorded in the statement of operations	$42.0	$36.8	$88.2	$81.8

Change in available for sale net unrealized gains:
Fixed income securities	12.9	42.2	14.9	127.2
Total change in pre-tax available for sale unrealized gains	12.9	42.2	14.9	127.2
Change in taxes	(1.1)	(5.0)	(1.0)	(13.1)
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$11.8	$37.2	$13.9	$114.1
Other-Than-Temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the three and six months ended June 30, 2017 was $0.1 million and $0.4 million, respectively (2016 — $Nil and $Nil). For a more detailed description of accounting policies for OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at June 30, 2017 and December 31, 2016:

	As at June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,218.3	$9.2	$(6.7)	$1,220.8
U.S. agency	74.4	1.1	—	75.5
Municipal	30.8	2.0	—	32.8
Corporate	2,469.3	44.7	(10.6)	2,503.4
Non-U.S. government-backed corporate	92.3	0.5	(0.2)	92.6
Non-U.S. government	516.9	9.7	(0.7)	525.9
Asset-backed	48.7	0.2	—	48.9
Non-agency commercial mortgage-backed	4.3	—	—	4.3
Agency mortgage-backed	982.9	17.4	(7.2)	993.1
Total fixed income securities — Available for sale	5,437.9	84.8	(25.4)	5,497.3
Total short-term investments — Available for sale	41.9	—	—	41.9
Total	$5,479.8	$84.8	$(25.4)	$5,539.2

	As at December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,207.9	$9.4	$(11.2)	$1,206.1
U.S. agency	117.7	1.9	—	119.6
Municipal	23.2	1.6	(0.4)	24.4
Corporate	2,566.9	39.6	(20.0)	2,586.5
Non-U.S. government-backed corporate	89.2	0.7	(0.1)	89.8
Non-U.S. government	477.7	11.8	(0.8)	488.7
Asset-backed	62.6	0.4	—	63.0
Non-agency commercial mortgage-backed	12.3	0.3	—	12.6
Agency mortgage-backed	1,062.6	19.6	(8.3)	1,073.9
Total fixed income securities — Available for sale	5,620.1	85.3	(40.8)	5,664.6
Total short-term investments — Available for sale	145.3	—	—	145.3
Total	$5,765.4	$85.3	$(40.8)	$5,809.9

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at June 30, 2017 and December 31, 2016:

	As at June 30, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$112.4	$0.7	$(0.3)	$112.8
Municipal	5.7	—	—	5.7
Corporate	882.5	16.1	(2.7)	895.9
Bonds backed by Non-U.S government	2.0	—	—	2.0
Non-U.S. government	180.8	6.3	(0.6)	186.5
Asset-backed	12.2	—	—	12.2
Agency mortgage-backed	142.7	0.4	(0.7)	142.4
Total fixed income securities — Trading	1,338.3	23.5	(4.3)	1,357.5
Total short-term investments — Trading	73.7	—	—	73.7
Total equity securities — Trading	569.5	99.4	(10.2)	658.7
Total catastrophe bonds — Trading	28.3	—	—	28.3
Total	$2,009.8	$122.9	$(14.5)	$2,118.2

	As at December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$82.8	$0.4	$(0.8)	$82.4
Municipal	15.7	—	(0.2)	15.5
Corporate	817.8	9.9	(7.1)	820.6
Non-U.S. government	203.4	3.5	(4.1)	202.8
Asset-backed	14.5	—	—	14.5
Agency mortgage-backed	130.6	0.2	(0.9)	129.9
Total fixed income securities — Trading	1,264.8	14.0	(13.1)	1,265.7
Total short-term investments — Trading	185.4	—	—	185.4
Total equity securities — Trading	554.3	55.4	(25.0)	584.7
Total catastrophe bonds — Trading	42.5	—	—	42.5
Total	$2,047.0	$69.4	$(38.1)	$2,078.3
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $28.3 million as at June 30, 2017.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2017 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million.

On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. In the three and six months ended June 30, 2017, the change in the value of the Company’s investment in Chaspark was a realized loss of $0.8 million and a realized gain of $0.9 million, respectively (June 30, 2016 — $Nil and $Nil). On March 10, 2017, Aspen Recoveries Limited received cash of $9.3 million as settlement of its share of subrogation assets held by Chaspark.
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
On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), a 49% share of Digital Risk Resources, LLC (“Digital Re”), a U.S.-based enterprise engaged in the business of developing, marketing and servicing turnkey information security and privacy liability insurance products for a total consideration of $2.3 million. The investment is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses.
The tables below show the Company’s investments in the MVI, Chaspark, Bene and Digital Re for the three and six months ended June 30, 2017 and June 30, 2016:

	For the Three Months Ended June 30, 2017
	MVI	Chaspark	Bene	Digital Re	Total
	($ in millions)
Opening undistributed value of investment	$0.5	$0.8	$3.2	$0.5	$5.0
Realized/unrealized losses for the three months to June 30, 2017	(0.1)	(0.8)	(0.2)	—	(1.1)
Closing undistributed value of investment	$0.4	$—	$3.0	$0.5	$3.9

	For the Three Months Ended June 30, 2016
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$0.8	$8.1	$8.9
Realized loss for the three months to June 30, 2016	(0.2)	—	$(0.2)
Closing value of investment	$0.6	$8.1	$8.7

	For the Six Months Ended June 30, 2017
	MVI	Chaspark	Bene	Digital Re	Total
	($ in millions)
Opening undistributed value of investment	$0.5	$8.4	$3.2	$—	$12.1
Initial investment	—	—	—	2.3	2.3
Goodwill	—	—	—	(1.8)	(1.8)
Distribution received	—	(9.3)	—	—	(9.3)
Realized/unrealized gain/(losses) for the six months to June 30, 2017	(0.1)	0.9	(0.2)	—	0.6
Closing undistributed value of investment	$0.4	$—	$3.0	$0.5	$3.9

	For the Six Months Ended June 30, 2016
	MVI	Chaspark	Total
	($ in millions)
Opening undistributed value of investment	$0.8	$8.1	$8.9
Realized loss for the six months to June 30, 2016	(0.2)	—	$(0.2)
Closing value of investment	$0.6	$8.1	$8.7
Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at June 30, 2017 and December 31, 2016 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2017
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$612.6	$615.0	AA
Due after one year through five years	2,599.3	2,627.0	AA-
Due after five years through ten years	1,096.7	1,105.6	A+
Due after ten years	93.4	103.4	A+
Subtotal	4,402.0	4,451.0
Non-agency commercial mortgage-backed	4.3	4.3	AAA
Agency mortgage-backed	982.9	993.1	AA+
Asset-backed	48.7	48.9	AAA
Total fixed income securities — Available for sale	$5,437.9	$5,497.3

	As at December 31, 2016
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$567.2	$570.0	AA
Due after one year through five years	2,643.7	2,671.9	AA-
Due after five years through ten years	1,172.3	1,168.1	A+
Due after ten years	99.4	105.1	A+
Subtotal	4,482.6	4,515.1
Non-agency commercial mortgage-backed	12.3	12.6	AAA
Agency mortgage-backed	1,062.6	1,073.9	AA+
Asset-backed	62.6	63.0	AAA
Total fixed income securities — Available for sale	$5,620.1	$5,664.6
Guaranteed Investments. As at June 30, 2017, the Company held no investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees. The Company has one municipal security with fair value less than $0.1 million rated D or higher (December 31, 2016 — one municipal security rated CC or higher). The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service, Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio as at June 30, 2017 and December 31, 2016:

	As at June 30, 2017
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$663.7	$(6.7)	$—	$—	$663.7	$(6.7)	76
U.S. agency	17.8	—	—	—	17.8	—	6
Municipal	10.9	—	—	—	10.9	—	4
Corporate	693.8	(10.5)	3.4	(0.1)	697.2	(10.6)	274
Non-U.S. government-backed corporate	54.0	(0.2)	—	—	54.0	(0.2)	14
Non-U.S. government	150.7	(0.7)	21.0	—	171.7	(0.7)	30
Asset-backed	13.4	—	0.2	—	13.6	—	11
Agency mortgage-backed	488.2	(6.5)	24.4	(0.7)	512.6	(7.2)	139
Total fixed income securities — Available for sale	2,092.5	(24.6)	49.0	(0.8)	2,141.5	(25.4)	554
Total short-term investments — Available for sale	25.4	—	—	—	25.4	—	9
Total	$2,117.9	$(24.6)	$49.0	$(0.8)	$2,166.9	$(25.4)	563

	As at December 31, 2016
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$724.4	$(11.2)	$—	$—	$724.4	$(11.2)	78
U.S. agency	14.1	—	—	—	14.1	—	4
Municipal	7.7	(0.2)	0.8	(0.2)	8.5	(0.4)	6
Corporate	1,044.4	(19.4)	6.6	(0.6)	1,051.0	(20.0)	386
Non-U.S. government-backed corporate	29.6	(0.1)	—	—	29.6	(0.1)	11
Non-U.S. government	143.5	(0.8)	1.0	—	144.5	(0.8)	29
Asset-backed	25.8	—	1.4	—	27.2	—	15
Agency mortgage-backed	527.6	(7.6)	27.2	(0.7)	554.8	(8.3)	148
Total fixed income securities — Available for sale	2,517.1	(39.3)	37.0	(1.5)	2,554.1	(40.8)	677
Total short-term investments — Available for sale	1.1	—	—	—	1.1	—	2
Total	$2,518.2	$(39.3)	$37.0	$(1.5)	$2,555.2	$(40.8)	679

7.	Variable Interest Entities
As at June 30, 2017, the Company had investments in three variable interest entities (“VIE”): Chaspark, Peregrine Reinsurance Ltd (“Peregrine”) and Silverton Re Ltd (“Silverton”).
Chaspark. The Company has determined that Chaspark has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. As discussed in Note 6 of these unaudited condensed consolidated financial statements, the investment in Chaspark is accounted for under the equity method. In the three and six months ended June 30, 2017, the change in the value of the Company’s investment in Chaspark was a realized loss of $0.8 million and a realized gain of $0.9 million, respectively (June 30, 2016 — $Nil and $Nil). The adjusted carrying value approximates fair value. For more information on Chaspark, refer to Note 6 of these unaudited condensed consolidated financial statements.
Peregrine. In November 2016, Peregrine, a subsidiary of the Company, was registered as a segregated accounts company under the Segregated Accounts Companies Act 2000, as amended. As at June 30, 2017, Peregrine had three segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company’s consolidated financial statements. The Company has, however, determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is not the primary beneficiary of the three segregated accounts of Peregrine but is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the Company has included the results of the Peregrine general fund in its consolidated financial statements. The Company’s exposure to Peregrine’s general fund is not material.
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
The following tables show the total liability balance of the Loan Notes for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30, 2017
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$223.4	$54.5	$277.9
Total change in fair value for the period	6.2	1.6	7.8
Total distributed in the period	(114.1)	(28.6)	(142.7)
Closing balance as at June 30, 2017	$115.5	$27.5	$143.0

Liability
Loan notes (long-term liabilities)	$110.8	$26.4	$137.2
Accrued expenses (current liabilities)	4.7	1.1	5.8
Total aggregate unpaid balance as at June 30, 2017	$115.5	$27.5	$143.0

	For the Six Months Ended June 30, 2016
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$190.6	$44.4	$235.0
Total change in fair value for the period	3.9	1.0	4.9
Total distributed in the period	(89.0)	(19.4)	(108.4)
Closing balance as at June 30, 2016	$105.5	$26.0	$131.5

Liability
Loan notes (long-term liabilities)	$104.1	$25.7	$129.8
Accrued expenses (current liabilities)	1.4	0.3	1.7
Total aggregate unpaid balance as at June 30, 2016	$105.5	$26.0	$131.5

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at June 30, 2017 and December 31, 2016:

	As at June 30, 2017
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,220.8	$—	$—	$1,220.8
U.S. agency	—	75.5	—	75.5
Municipal	—	32.8	—	32.8
Corporate	—	2,503.4	—	2,503.4
Non-U.S. government-backed corporate	—	92.6	—	92.6
Non-U.S. government	373.5	152.4	—	525.9
Asset-backed	—	48.9	—	48.9
Non-agency commercial mortgage-backed	—	4.3	—	4.3
Agency mortgage-backed	—	993.1	—	993.1
Total fixed income securities available for sale, at fair value	1,594.3	3,903.0	—	5,497.3
Short-term investments available for sale, at fair value	38.1	3.8	—	41.9
Held for trading financial assets, at fair value
U.S. government	112.8	—	—	112.8
U.S. agency	—	—	—	—
Municipal	—	5.7	—	5.7
Corporate	—	895.9	—	895.9
Non-U.S. government-backed corporate	—	2.0	—	2.0
Non-U.S. government	1.7	184.8	—	186.5
Asset-backed	—	12.2	—	12.2
Agency mortgage-backed	—	142.4	—	142.4
Total fixed income securities trading, at fair value	114.5	1,243.0	—	1,357.5
Short-term investments trading, at fair value	73.5	0.2	—	73.7
Equity investments trading, at fair value	658.7	—	—	658.7
Catastrophe bonds trading, at fair value	—	28.3	—	28.3

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	22.1	—	22.1
Liabilities under derivative contracts — foreign exchange contracts	—	(8.6)	—	(8.6)
Loan notes issued by variable interest entities, at fair value	—	—	(110.8)	(110.8)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(4.7)	(4.7)
Total	$2,479.1	$5,191.8	$(115.5)	$7,555.4
There were no transfers between Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2017. The Company settled $2.9 million and $114.1 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the three and six months ended June 30, 2017, respectively. As at June 30, 2017, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

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

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2017 and 2016:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	($ in millions)
Balance at the beginning of the period	$115.1	$107.6
Distributed to third party	(2.9)	(1.6)
Total change in fair value included in the statement of operations	3.3	(0.5)
Balance at the end of the period (1)	$115.5	$105.5

Reconciliation of Liabilities Using Level 3 Inputs	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	($ in millions)
Balance at the beginning of the period	223.4	190.6
Distributed to third party	(114.1)	(89.0)
Total change in fair value included in the statement of operations	6.2	3.9
Balance at the end of the period (1)	115.5	105.5
(1) The amount classified within accrued expenses and other payables was $4.7 million and $1.4 million as at June 30, 2017 and June 30, 2016, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at June 30, 2017 and December 31, 2016, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at June 30, 2017, the Company obtained an average of 2.2 quotes per fixed income investment, compared to 2.1 quotes as at December 31, 2016. Pricing sources used in pricing fixed income investments as at June 30, 2017 and December 31, 2016 were as follows:

	As at June 30, 2017	As at December 31, 2016
Index providers	85%	87%
Pricing services	9	7
Broker-dealers	6	6
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at June 30, 2017 and December 31, 2016 is provided below:

	As at June 30, 2017		As at December 31, 2016
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,333.6	100%	$1,288.2	100%
U.S. agency	61.5	81%	110.2	92%
Municipal	19.5	51%	28.8	72%
Corporate	3,221.8	95%	3,275.3	96%
Non-U.S. government-backed corporate	44.7	47%	44.8	50%
Non-U.S. government	425.4	63%	455.6	72%
Asset-backed	26.4	43%	32.1	41%
Non-agency commercial mortgage-backed	4.3	100%	12.5	98%
Agency mortgage-backed	637.5	56%	691.9	58%
Total fixed income securities	$5,774.7	85%	$5,939.4	87%
Equities	657.0	100%	584.7	100%
Total fixed income securities and equity investments	$6,431.7	86%	$6,524.1	88%
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
Prices obtained from pricing services, index providers and broker-dealers are not adjusted by us; however, prices provided by a pricing service, index provider or broker-dealer in certain instances may be challenged based on information available from market or internal sources, including those available to the Company’s third-party investment accounting service provider. Subsequent to any challenge, revisions made by the pricing service, index provider or broker-dealer to the quotes are supplied to the Company’s investment accounting service provider.

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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified as trading and carried at fair value. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at June 30, 2017, the Company obtained an average of 3.9 quotes per equity investment, compared to 3.9 quotes as at December 31, 2016. Pricing sources used in pricing equities as at June 30, 2017 and December 31, 2016 were substantially all provided by index providers.
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
Loan Notes Issued by Silverton. Silverton, a licensed special purpose insurer, is consolidated into the Company’s accounts as a VIE. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) of Loan Notes with a maturity date of September 18, 2017. In the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) of Loan Notes with a maturity date of September 17, 2018. In the fourth quarter of 2016, Silverton issued an additional $130.0 million ($105.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2019. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or a combination of Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is initially determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at June 30, 2017 and December 31, 2016 are presented in the tables below:

As at June 30, 2017	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$115.5	(1)	Internal Valuation Model	Gross premiums written (O)	$42.9	$50.0
				Reserve for losses (U)	$1.2	$7.4
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

As at December 31, 2016	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$223.4	(1)	Internal Valuation Model	Gross premiums written (O)	$38.9	$43.4
				Reserve for losses (U)	$2.7	$11.8
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0
(1) The amount classified within accrued expenses and other payables was $4.7 million and $108.4 million as at June 30, 2017 and December 31, 2016, respectively.
The observable and unobservable inputs represent the potential variation around the inputs used in the internal model. The contract period is defined in the respective Loan Notes agreements and the initial value represents the funds received from third parties. For further information regarding Silverton, refer to Note 7 of these unaudited condensed consolidated financial statements.

9.	Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own insurance and reinsurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The largest concentrations of un-collateralized reinsurance recoverables for unpaid losses as at June 30, 2017 were 13.4% (December 31, 2016 — 16.8%) with Munich Re which is rated AA- by S&P, 6.9% (December 31, 2016 — 12.8%) with Lloyd's Syndicates which are rated A+ by S&P and 4.4% (December 31, 2016 — 4.6%) with Axis which is rated A+ by S&P.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2017 and December 31, 2016:

		As at June 30, 2017		As at December 31, 2016
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$547.3	$19.5	$240.2	$5.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$267.3	$(8.6)	$425.4	$(17.7)

		As at June 30, 2017			As at December 31, 2016
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$54.6	$2.6	(1)	$—	$2.2
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$—	$—		$108.6	$(0.7)

(1)	Net of $Nil cash collateral (December 31, 2016 — $2.2 million).

The following table provides the unrealized and realized gains/(losses) recorded in the statements of operations and other comprehensive income for derivatives that are not designated or designated as hedging instruments under ASC 815 - "Derivatives and Hedging" for the three and six months ended June 30, 2017 and 2016.

		Amount of Gain/(Loss) Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain/(Loss) Recognized on Derivatives	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivatives not designated as hedges		($ in millions)		($in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	17.6	0.2	20.7	(4.2)
Interest Rate Swaps	Change in Fair Value of Derivatives	—	(0.6)	—	(3.4)

Derivatives designated as hedges
Foreign Exchange Contracts	General, administrative and corporate expenses	0.9	(1.4)	1.2	(2.5)
Foreign Exchange Contracts	Net change from current period hedged transactions	2.4	(2.9)	3.7	(5.0)

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
As at June 30, 2017, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $814.6 million (December 31, 2016 — $665.6 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and six months ended June 30, 2017, the impact of foreign exchange contracts on net income was a gain of $17.6 million (June 30, 2016 — gain of $0.2 million) and a gain of $20.7 million (June 30, 2016 — loss of $4.2 million), respectively.
As at June 30, 2017, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $54.6 million (December 31, 2016 — $108.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion for the three and six months ended June 30, 2017 was a net unrealized gain of $2.4 million (June 30, 2016 — loss of $2.9 million) and a net unrealized gain of $3.7 million (June 30, 2016 — loss of $5.0 million), respectively.
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the three and six months ended June 30, 2017, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized gain of $0.9 million (June 30, 2016 — loss of $1.4 million) and a net realized gain of $1.2 million (June 30, 2016 — loss of $2.5 million), respectively.
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
As at June 30, 2017 and December 31, 2016, the Company no longer had outstanding interest rate swaps. There was no charge in respect of the interest rate swaps for the three and six months ended June 30, 2017 (June 30, 2016 — loss of $0.6 million and loss of $3.4 million), respectively.
11.     Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	($ in millions)		($ in millions)
Balance at the beginning of the period	$367.5	$407.7	$358.4	$361.1
Acquisition costs deferred	93.4	128.1	216.2	304.9
Amortization of deferred policy acquisition costs	(96.3)	(126.7)	(210.0)	(256.9)
Balance at the end of the period	$364.6	$409.1	$364.6	$409.1

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the six months ended June 30, 2017 and 2016 and the twelve months ended December 31, 2016:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	Twelve Months Ended December 31, 2016
	($ in millions)
Provision for losses and LAE at the start of the year	$5,319.9	$4,938.2	$4,938.2
Less reinsurance recoverable	(560.7)	(354.8)	(354.8)
Net loss and LAE at the start of the year	4,759.2	4,583.4	4,583.4

Net loss and LAE expenses assumed	—	5.7	(80.1)

Provision for losses and LAE for claims incurred:
Current year	749.2	842.4	1,705.4
Prior years	(74.9)	(42.8)	(129.3)
Total incurred	674.3	799.6	1,576.1
Losses and LAE payments for claims incurred:
Current year	(54.4)	(21.0)	(241.0)
Prior years	(686.7)	(555.2)	(981.8)
Total paid	(741.1)	(576.2)	(1,222.8)

Foreign exchange losses/(gains)	99.6	(41.4)	(97.4)

Net losses and LAE reserves at period end	4,792.0	4,771.1	4,759.2
Plus reinsurance recoverable on unpaid losses at period end	779.4	410.4	560.7
Provision for losses and LAE at the end of the relevant period	$5,571.4	$5,181.5	$5,319.9
For the six months ended June 30, 2017, there was a reduction of $74.9 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $42.8 million for the six months ended June 30, 2016. In the six months ended June 30, 2016, the Company assumed $5.7 million of additional loss reserves as a result of its acquisition of AG Logic Holdings LLC and its subsidiaries (“AgriLogic”), a wholly owned specialist U.S. admitted crop intermediary with an integrated agricultural consultancy. The Company ceded $85.8 million of reserves as part of an adverse development cover purchased during the twelve months ended December 31, 2016. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

The following tables show an analysis of incurred claims and allocated loss adjustment expenses, net of reinsurance and cumulative paid claims and allocated claim adjustment expenses, net of reinsurance as at June 30, 2017, December 31, 2016, 2015, 2014, 2013 and 2012. The loss development triangles are derived from all business written by the Company. Although a limited number of contracts are written which have durations of greater than one year, the contracts do not meet the definition of a long duration contract.

	Insurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at June 30, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	Q2 2017
	$ (in millions)
2012	603.4	625.3	654.4	668.4	653.2	641.2	53.8	15,541
2013		688.0	666.3	677.5	658.8	674.0	72.2	14,461
2014			753.0	727.8	700.0	717.2	152.2	18,577
2015				911.5	901.3	889.9	245.7	20,566
2016					905.2	889.3	351.4	19,623
2017						405.7	305.1	5,979
				Total		$4,217.3

	Insurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012	2013	2014	2015	2016	Q2 2017
	($ in millions)
2012	116.8	307.5	378.7	453.2	502.8	519.3
2013		90.4	253.8	364.0	455.2	473.4
2014			99.4	247.0	389.6	423.6
2015				118.8	325.6	427.5
2016					116.9	265.4
2017						20.4
					Total	$2,129.6

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance					$2,087.7
		All outstanding liabilities before 2012, net of reinsurance				232.0
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$2,319.7

	Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at June 30, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	Q2 2017
	$ (in millions)
2012	691.5	736.0	719.6	690.1	688.8	683.6	101.2	3,620
2013		577.5	570.0	548.8	522.9	514.9	100.5	3,457
2014			549.1	528.8	513.1	496.0	127.7	3,316
2015				579.7	563.2	553.5	185.3	3,299
2016					749.5	754.7	325.9	2,764
2017						366.6	258.3	1,242
				Total		$3,369.3

	Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,

Accident Year	2012	2013	2014	2015	2016	Q2 2017
	($ in millions)
2012	63.2	247.6	360.3	414.1	458.0	483.4
2013		63.0	185.7	277.2	318.8	342.4
2014			56.8	172.0	247.6	271.9
2015				57.3	171.1	236.5
2016					125.9	249.4
2017						34.0
					Total	$1,617.6

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance					1,751.7
		All outstanding liabilities before 2012, net of reinsurance				677.6
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$2,429.3

Six Months Ended June 30, 2017
($ in millions)
Net outstanding liabilities:
Insurance lines	$2,319.7
Reinsurance lines	2,429.3
Net loss and LAE	4,749.0

Reinsurance recoverable on unpaid losses:
Insurance lines	653.3
Reinsurance lines	126.1
Total reinsurance recoverable on unpaid losses	779.4

Insurance lines other than short-duration	—
Unallocated claims incurred	41.6
Other	1.4
$43.0

Provision for losses and LAE at the end of the period	$5,571.4

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5

Insurance	14.4%	24.5%	16.0%	12.6%	7.6%

Reinsurance	11.9%	23.2%	16.2%	7.9%	6.4%

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at June 30, 2017 and December 31, 2016:

	As at June 30, 2017		As at December 31, 2016
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	59,844,075	91	59,774,464	91
Issued 7.401% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	—	—	5,327,500	8
Issued 7.250% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	6,400,000	10	6,400,000	10
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		133		140
Additional paid-in capital as at June 30, 2017 was $1,125.2 million (December 31, 2016 — $1,259.6 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $685.0 million (December 31, 2016 — $818.2 million) less issue costs of $18.7 million (December 31, 2016 — $21.1 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the six months ended June 30, 2017:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2016	59,774,464
Ordinary share transactions in the six months ended June 30, 2017
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	258,150
Ordinary shares issued to non-employee directors	9,134
Ordinary shares repurchased	(197,673)
Ordinary shares in issue as at June 30, 2017	59,844,075
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
The Company acquired and canceled 197,673 ordinary shares for the three and six months ended June 30, 2017. The total consideration paid for the three and six months ended June 30, 2017 was $10.0 million. The Company acquired and canceled 409,800 and 978,039 ordinary shares for the three and six months ended June 30, 2016, respectively. The total consideration paid for the three and six months ended June 30, 2016 was $18.5 million and $43.5 million, respectively, and the average price per ordinary share for the three and six months ended June 30, 2016 was $45.10 and $44.46, respectively.
Preference Share Issuance and Redemption. On September 20, 2016, the Company issued 10,000,000 shares of 5.625% Perpetual Non-Cumulative Preference Shares (the “5.625% Preference Shares”). The 5.625% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $241.3 million, comprising $250.0 million of total liquidation preference less $8.7 million of issuance expenses. The Company used a portion of the net proceeds from the offering to redeem the Company’s outstanding 7.401% Perpetual Non-Cumulative Preference Shares on January 3, 2017 and used a portion of the net proceeds from the offering to redeem the 7.250% Perpetual Non-Cumulative Preference Shares on July 1, 2017. The 5.625% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.625% Preference Shares at a redemption price of $25 per share on or after January 1, 2027. The 5.625% Preference Shares are listed on the NYSE under the symbol “AHLPRD”. For further information regarding the 7.250% Perpetual Non-Cumulative Preference Shares, refer to Note 17 of these unaudited condensed consolidated financial statements.

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
Employee stock options are granted with an exercise price equivalent to the fair value of the ordinary share on the grant date. The weighted average value at grant date is determined using the Black-Scholes option pricing model. Stock options typically vest over a three-year period with a ten-year exercise period with vesting dependent on time and performance conditions established at the time of grant. No stock options were granted or exercised during the six months ended June 30, 2017 (2016 — Nil) and no ordinary shares were issued in the six months ended June 30, 2017 (2016 — 29,222 ordinary shares). No charges against income were made in respect of stock options for the six months ended June 30, 2017 (2016 — $Nil).
Restricted share units (“RSUs”) granted to employees typically vest over a two or three-year period subject to the employee's continued service. Some of the RSUs vest at year-end, while others vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver the RSUs. The fair value of the RSUs is based on the closing price on the date of the grant less a deduction for illiquidity, and is expensed through the income statement evenly over the vesting period. In the six months ended June 30, 2017, the Company granted 174,489 RSUs (2016 — 292,699) to its employees. Compensation costs charged against income in respect of RSUs granted to employees for the six months ended June 30, 2017 were $5.0 million (2016 —$4.6 million).
In the case of non-employee directors, generally one-twelfth of the RSUs vest on each one month anniversary of the date of grant, with 100% of the RSUs vesting on the first anniversary of the date of grant, or on the date of departure of a director (for the amount vested through such date). On February 8, 2017 (with a grant date of February 10, 2017), the Board of Directors approved a total of 22,230 RSUs for non-employee directors (February 8, 2016 — 24,456 RSUs) and 8,892 RSUs for the Chairman of the Board of Directors (February 8, 2016 — 10,962 RSUs). Compensation costs charged against income in respect of RSUs granted to non-employee directors for the six months ended June 30, 2017 were $0.7 million (2016 — $0.8 million).
The total fair value adjustment for all RSUs for the six months ended June 30, 2017 was $Nil (2016 — $0.3 million). The total tax credit recognized by the Company in relation to RSUs in the six months ended June 30, 2017 was $1.2 million (2016 — $1.1 million).
Performance Shares. During the six months ended June 30, 2017, the Company granted 206,076 performance shares to its employees (2016 — 278,477). The performance shares are subject to a three-year vesting period with a separate annual diluted book value per share (“BVPS”) growth test for each year, adjusted to add back ordinary dividends. One-third of the grant is eligible for vesting each year based on a formula and the performance shares are only issuable at the end of the three-year period.

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
The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant less a deduction for illiquidity and expected dividends which would not accrue during the vesting period. Compensation costs charged against income in the six months ended June 30, 2017 in respect of performance shares were $1.2 million (2016 — $2.8 million). The total tax recognized by the Company in relation to performance shares in the six months ended June 30, 2017 was a tax credit of $0.3 million (2016 — $0.6 million).
Phantom Shares. During the six months ended June 30, 2017, the Compensation Committee approved the grant of 173,619 phantom shares to its employees (2016 — 146,357). The phantom shares are subject to a three-year vesting period with a separate annual diluted BVPS growth test for each year, in accordance with the test described above for the 2017 performance shares, with the difference being that any vested amount is paid in cash in lieu of ordinary shares. As ordinary shares are not issued, the phantom shares have no dilutive effect.
The fair value of the phantom shares is based on the closing ordinary share price on the date of the grant less a deduction for illiquidity. The fair value is expensed through the consolidated income statement evenly over the vesting period, but as the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the six months ended June 30, 2017 in respect of phantom shares were $2.1 million (2016 — $1.0 million) with a fair value adjustment for the six months ended June 30, 2017 of $2.1 million (2016 — $1.3 million). The total tax credit recognized by the Company in relation to phantom shares in the six months ended June 30, 2017 was $0.1 million (2016 — $0.3 million).
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the Employee Share Purchase Plan and the International Employee Share Purchase Plan, employees can save up to $500 per month over a two-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. Employees can purchase the Company’s ordinary shares at a discounted price equivalent to eighty-five percent (85%) of the fair market value of the ordinary shares on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 9,979 ordinary shares were exercised and issued during the six months ended June 30, 2017 (2016 — 13,153). Compensation costs charged against income in the six months ended June 30, 2017 in respect of the ESPP were $0.2 million (2016 — $0.2 million).

15.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017				Three Months Ended June 30, 2016
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$6.4	—	$(0.1)	$6.3	$5.5	$—	$(0.1)	$5.4
Insurance Licenses	16.7	—	—	16.7	16.6	—	—	16.6
Agency Relationships	25.8	—	(0.7)	25.1	24.6	—	(0.4)	24.2
Non-compete Agreements	3.1	—	(0.1)	3.0	2.8	—	(0.2)	2.6
Value of Business Acquired	—	—	—	—	1.8	—	(1.6)	0.2
Consulting Relationships	0.9	—	(0.1)	0.8	0.9	—	—	0.9
Goodwill	26.0	—	—	26.0	22.1	—	—	22.1
Renewal Rights	1.6	—	(0.1)	1.5	—	—	—	—
Total	$80.5	$—	$(1.1)	$79.4	$74.3	$—	$(2.3)	$72.0

	Six Months Ended June 30, 2017				Six Months Ended June 30, 2016
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trade Mark	$6.6	—	$(0.3)	$6.3	$1.6	$4.0	$(0.2)	$5.4
Insurance Licenses	16.7	—	—	16.7	16.6	—	—	16.6
Agency Relationships	26.2	—	(1.1)	25.1	—	25.0	(0.8)	24.2
Non-compete Agreements	3.3	—	(0.3)	3.0	—	2.9	(0.3)	2.6
Value of Business Acquired	—	—	—	—	—	1.8	(1.6)	0.2
Consulting Relationships	0.9	—	(0.1)	0.8	—	1.0	(0.1)	0.9
Goodwill	24.2	1.8	—	26.0	—	22.1	—	22.1
Renewal Rights	1.7	—	(0.2)	1.5	—	—	—	—
Total	$79.6	$1.8	$(2.0)	$79.4	$18.2	$56.8	$(3.0)	$72.0

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
In addition to the intangible assets and goodwill associated with the AgriLogic acquisition and the renewal rights agreement with LSML, the Company has the following intangible assets from prior transactions:
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at June 30, 2017, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2016 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the Company’s licenses as at June 30, 2017 was $16.6 million (December 31, 2016 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Goodwill. On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Aspen U.S. Holdings, a 49% share of Digital Re. The Company valued the goodwill at $1.8 million. The goodwill is deemed to have an indefinite useful life and will be assessed for impairment annually under the provisions of ASC 323-10-35.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders. The following table details the forms and value of the Company’s restricted assets as at June 30, 2017 and December 31, 2016:

	As at June 30, 2017	As at December 31, 2016
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,311.1	$1,482.8
Third party	2,343.6	2,380.8
Letters of credit / guarantees	689.9	672.1
Total restricted assets	$4,344.6	$4,535.7
Total as percent of investable assets(1)	48.9%	49.3%

(1)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at June 30, 2017 in the amount of $454.8 million (December 31, 2016 — $447.3 million).
The amounts provided as Funds at Lloyd’s are drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at June 30, 2017 was £0.4 million (December 31, 2016 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
As at June 30, 2017, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at June 30, 2017, we had $444.2 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2016 — $449.4 million under the LOC Facility).
Interest Rate Swaps. As at June 30, 2017, no cash collateral was held by the Company’s counterparties to support the current valuation of the interest rate swaps (December 31, 2016 — $Nil). For further information on the Company’s terminated interest rate swaps, refer to Note 10 of these unaudited condensed consolidated financial statements.

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at June 30, 2017 were:

	2017	2018	2019	2020	2021	Later Years	Total
	($ in millions)
Operating Lease Obligations	$9.9	$15.7	$14.6	$13.8	$9.4	$80.8	$144.2

(c)	Contingent liabilities
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
As at June 30, 2017 and December 31, 2016, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.
17. Subsequent Events
On July 3, 2017, the Company elected to mandatorily redeem all of the outstanding 7.250% Perpetual Non-Cumulative Preference Shares (the “7.250% Preference Shares”) for $160.0 million. Each holder of a 7.250% Preference Share received $25 per 7.250% Preference Share, plus any declared and unpaid dividends.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2017 and 2016. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2016, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2016 Annual Report on Form 10-K filed with the SEC.
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
Key results for the three and six months ended June 30, 2017 include:

•
Gross written premiums of $822.1 million for the second quarter of 2017, an increase of 2.5% from the second quarter of 2016. Gross written premiums in reinsurance increased by 0.9% due to an increase in specialty lines compensating for reduction across the other reinsurance business lines. Gross written premiums in insurance increased by 3.7% mainly due to growth in financial and professional lines offsetting reductions in our property and casualty insurance and marine, aviation and energy insurance lines;

•
There were $37.4 million, or 6.7 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the second quarter of 2017 compared with $65.1 million, or 10.1 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the second quarter of 2016;

•
There were $16.5 million, or 2.9 combined ratio points, of pre tax mid-sized fire related losses in the reinsurance segment in the second quarter of 2017 compared with no significant mid-sized losses in the second quarter of 2016;

•
There were $20.5 million, or 3.6 combined ratio points, of pre tax mid-sized surety losses, net of reinstatement premiums, and U.S. fire related losses in the insurance segment in the second quarter of 2017 compared with $41.7 million, or 6.1 combined ratio points, of pre tax mid-sized energy, fire and aviation related losses in the insurance segment in the second quarter of 2016;

•
Net favorable development on prior year loss reserves of $48.7 million for the second quarter of 2017 had a favorable impact of 8.7 percentage points on the combined ratio, compared with a net favorable development on prior year loss reserves of $21.2 million in the second quarter of 2016, which had a favorable impact of 3.1 percentage points on the combined ratio;

•
Combined ratio of 100.0% for the second quarter of 2017 compared with a combined ratio of 100.7% for the second quarter of 2016. The decrease in the combined ratio was mainly due to a $27.7 million decrease in catastrophe losses net of reinstatement premiums, a $4.7 million decrease in non-catastrophe mid-sized losses, a $27.5 million increase in net favorable development, including an additional $28.5 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa, partially offset by increased ceded reinsurance which reduced net earned premiums and increased the expense ratio by 2.3 percentage points;

•
Realized and unrealized foreign exchange losses of $20.6 million for the second quarter of 2017 compared with losses of $5.3 million in the second quarter of 2016 predominantly due to changes in exchange rates between the U.S. Dollar and the Euro and British Pound;

•
Realized and unrealized investment gains of $42.0 million for the second quarter of 2017 compared with gains of $36.8 million in the second quarter of 2016 due to mark to market changes in the valuation of our equity and fixed income trading portfolios;

•	Diluted net income per ordinary share of $1.07 for the quarter ended June 30, 2017 compared with diluted net income per ordinary share of $0.89 for the second quarter of 2016;

•	Annualized net income return on average ordinary shareholders’ equity of 8.8% for the second quarter of 2017 compared with 7.2% for the second quarter of 2016; and

•
Diluted book value per ordinary share(1) of $48.64 as at June 30, 2017, increased by 4.1% from December 31, 2016. The increase was due primarily to an increase in retained earnings combined with $13.9 million of net unrealized gains on investments, net of taxes, recognized through accumulated other comprehensive income, but was adversely affected by net unrealized losses on foreign currency translation, net of taxes, recognized through accumulated other comprehensive income, of $34.2 million.

(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.
Total shareholders’ equity increased by $26.5 million to $3,620.9 million during the three months ended June 30, 2017. The most significant movements were:

•	a $50.8 million increase in retained earnings for the period;

•	a $7.5 million reduction in accumulated other comprehensive income which included a $21.3 million net loss in foreign currency translation; and

•	the repurchase of 197,673 ordinary shares for $10.0 million.
Ordinary shareholders’ equity as at June 30, 2017 and December 31, 2016 was:

	As at June 30, 2017	As at December 31, 2016
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,620.9	$3,648.3
Preference shares less issue expenses	(666.3)	(797.1)
Non-controlling interests	(1.6)	(1.4)
Net assets attributable to ordinary shareholders	$2,953.0	$2,849.8
Issued ordinary shares	59,844,075	59,774,464
Issued and potentially dilutive ordinary shares	60,711,663	61,001,071
Outlook and Trends

In reinsurance, the market continues to be characterized by overcapacity and rate pressure. Overall rates decreased approximately 3% in the second quarter of 2017, with the largest decrease in property catastrophe where rates decreased by approximately 4%. With ongoing pressure in the property catastrophe market, we continued to leverage third party capital via Aspen Capital Markets to reduce our net exposures. Overall rates during the July renewals were in line with our expectations and decreased by approximately 1%. Conditions remained competitive in many markets, particularly in Europe. In this environment, we achieved an average 16% growth in gross written premiums in our Asia-Pacific, Middle East and Africa, and Latin American regional markets, with the largest percentage growth arising from the Middle East and Africa.

In insurance, overall rates remained flat in the second quarter of 2017. We continued to focus on areas of our business that we believe provide the best opportunities for long-term profitable growth, such as cyber, surety, and accident and health. In addition, we continued to enhance our insurance portfolio by, for example, expanding our Singapore platform where we recently added credit and political risk and accident and health products.

We have commenced our efficiency initiative, titled “Aspen 2.0”, which is focused on ensuring that we have the right tools and systems in place to optimize our business processes and support future growth. The aim of Aspen 2.0 is to improve our operational efficiency by making better use of technology and ensuring that the right business activities are done in the right locations.

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
Results of Operations for the Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016
The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2017 and 2016, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $20.4 million, or 2.5%, in the second quarter of 2017 compared to the second quarter of 2016. Gross written premiums from our reinsurance segment increased by $3.0 million, or 0.9%, in the second quarter of 2017 compared to the second quarter of 2016 largely due to growth in agriculture insurance business written within specialty reinsurance offsetting reductions across the other reinsurance business lines. Gross written premiums from our insurance segment increased by $17.4 million, or 3.7%, in the second quarter of 2017 compared to the second quarter of 2016 largely due to growth in financial and professional lines offsetting reductions in property and casualty insurance and marine, aviation and energy insurance lines.
The table below shows our gross written premiums for each business segment and the percentage change in gross written premiums for each business segment for the three months ended June 30, 2017 and 2016:

Business Segment	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% increase/(decrease)
	($ in millions)	($ in millions)
Reinsurance	$335.6	$332.6	0.9%
Insurance	486.5	469.1	3.7%
Total	$822.1	$801.7	2.5%
Ceded reinsurance. Total reinsurance ceded in the second quarter of 2017 was $243.4 million, an increase of $166.5 million from the second quarter of 2016. Ceded reinsurance costs increased by $142.2 million in our insurance segment following the restructuring of our ceded reinsurance arrangements as we aim to reduce earnings volatility and benefit the expense ratio through an increase in overriding commissions. Ceded reinsurance costs increased by $24.3 million in our reinsurance segment due to the purchase of additional ceded reinsurance for our property catastrophe and other property lines due to new opportunities written in conjunction with increased retrocession. The changes in our reinsurance program have reduced our retention ratio (defined as net written premium as a percentage of gross written premium) by 20 percentage points to 70.4% in the second quarter of 2017 compared to 90.4% in the second quarter of 2016.
Net premiums earned. Net premiums earned in the second quarter of 2017 decreased by 17.5% from the second quarter of 2016. Net premiums earned decreased by 8.9% and 24.1% in our reinsurance and insurance segments, respectively. The reduction in net premiums earned was due to an $84.0 million increase in ceded earned reinsurance premiums and a $34.8 million reduction in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio for the quarter decreased 3.4 percentage points from 65.0% in the second quarter of 2016 to 61.6% in the second quarter of 2017. The decrease in the loss ratio was largely due to a $30.8 million decrease in catastrophe losses, a $4.7 million decrease in mid-sized losses and a $27.5 million increase in net favorable development on prior year loss reserves which included an additional $28.5 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa.
In the reinsurance segment, the loss ratio for the three months ended June 30, 2017 was 56.0% compared to 60.5% in the equivalent period in 2016. The decrease in the loss ratio for the quarter is mainly attributable to a $41.4 million decrease in catastrophe losses and an $18.8 million increase in prior year reserve releases which offset $16.5 million of mid-sized fire related losses in the second quarter of 2017 compared with no significant mid-sized losses in the second quarter of 2016. In the second quarter of 2017, we experienced $10.3 million of natural catastrophe losses, net of reinsurance recoveries, primarily due to U.S. and Australian weather related events. The equivalent quarter of 2016 experienced $51.7 million of natural catastrophe losses from wildfires in Canada, weather-related events in the U.S. and an earthquake in Japan. Reserve releases for the current quarter were a result of favorable development across all of our reinsurance business lines and included an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. The comparative period in 2016 benefited from favorable reserve development across other property and specialty reinsurance business lines.
In the insurance segment, the loss ratio for the three months ended June 30, 2017 was 66.9% compared to 68.5% in the second quarter of 2016 largely due to a $25.1 million reduction in mid-sized losses, an $8.7 million increase in prior year reserve releases, partially offset by a $10.6 million increase in catastrophe losses. In the second quarter of 2017 we experienced a $6.8 million surety loss and a $9.8 million U.S. fire related loss compared with $25.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss in the second quarter of 2016. We experienced $27.1 million and $16.5 million of natural catastrophe losses due to U.S. weather-related events in the second quarters of 2017 and 2016, respectively. Reserve releases increased from $7.4 million in the second quarter of 2016 to $16.1 million in the current period mainly as a result of favorable development in our marine, aviation and energy business lines which included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. Reserve releases in the comparative quarter were principally from our marine, aviation and energy business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the three months ended June 30, 2017 and 2016 were as follows:

Business Segment	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
Reinsurance	56.0%	60.5%
Insurance	66.9%	68.5%
Total Loss Ratio	61.6%	65.0%
The tables below show our loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined second quarter 2017 catastrophe losses as losses associated with U.S. and Australian weather-related events. We have defined catastrophe losses in the second quarter of 2016 as losses associated with wildfires in Canada, weather-related events in the U.S. and an earthquake in Japan. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended June 30, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	56.0%	(3.8)%	52.2%
Insurance	66.9%	(9.4)%	57.5%
Total	61.6%	(6.7)%	54.9%

For the Three Months Ended June 30, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	60.5%	(17.4)%	43.1%
Insurance	68.5%	(4.3)%	64.2%
Total	65.0%	(10.1)%	54.9%

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	19.8%	19.6%	18.9%	15.9%	20.1%	17.7%
Effect of ceded reinsurance	(0.2)	(4.8)	(1.8)	1.0	(0.2)	0.9
Net policy acquisition expense ratio	19.6	14.8	17.1	16.9	19.9	18.6
Gross general, administrative and corporate expense ratio (1)	12.7	15.3	14.2	11.9	12.6	12.3
Effect of ceded reinsurance premiums	2.2%	7.4%	7.1%	1.2%	2.4%	4.8%
Net general and administrative expense ratio	14.9%	22.7%	21.3%	13.1%	15.0%	17.1%
Total net expense ratio	34.5%	37.5%	38.4%	30.0%	34.9%	35.7%

(1)	The total group general and administrative expense ratio includes corporate expenses and non-operating expenses which are not allocated to the segments.
The total policy acquisition expense ratio for the second quarter of 2017 decreased compared to the second quarter of 2016 as a result of an increase in over-rider commissions associated with increased ceded reinsurance offsetting an increase in the gross policy acquisition ratio due to a change in business mix in the reinsurance segment.
General, administrative and corporate expenses increased by $3.5 million from $116.4 million in the second quarter of 2016 to 117.8 million in the second quarter of 2017. The total general, administrative and corporate expense ratio, before the effect of reinsurance, for the second quarter of 2017 increased by 1.2 percentage points from the second quarter 2016 due predominantly to the reduction in gross earned premiums which is most significant in the insurance segment.
Net investment income. Net investment income for the second quarter of 2017 was $47.4 million, a 1.3% decrease compared to $48.0 million in the second quarter of 2016 due to a reduction in dividend income following the sale of a portion of our equity portfolio in the fourth quarter of 2016.
Change in fair value of derivatives. In the three months ended June 30, 2017, we experienced a gain of $17.6 million (2016 — gain of $0.2 million) in respect of foreign exchange contracts not designated as hedging instruments and a gain of $0.9 million (2016 — loss of $1.4 million) in respect of foreign exchange contracts designated as hedging instruments. In the second quarter of 2016 we recorded a loss of $0.6 million for the change in the fair value of interest rate swaps. There was no charge in the second quarter of 2017 because we terminated our interest rate swaps on May 9, 2016.

Income before tax. In the second quarter of 2017, income before tax was $77.0 million (2016 — $66.2 million) consisting of the amounts set out in the table below:

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016
	($ in millions)
Underwriting income	$13.2	$15.6
Corporate expenses	(11.4)	(20.1)
Amortization and non-recurring expenses	(2.1)	—
Net other income	1.6	(1.5)
Net investment income	47.4	48.0
Change in fair value of derivatives	17.6	(0.4)
Change in fair value of loan notes issued by variable interest entities	(3.3)	0.5
Realized and unrealized investment gains	49.0	45.1
Realized and unrealized investment (losses)	(7.0)	(8.3)
Net realized and unrealized foreign exchange (losses)	(20.6)	(5.3)
Interest expense	(7.4)	(7.4)
Income before tax	$77.0	$66.2
Taxes. Income tax expense for the three months ended June 30, 2017 was $1.2 million (2016 — $1.3 million) equating to an estimated effective tax rate of 1.6% (2016 — 2.0%). The income tax expense for the three months ended June 30, 2017 takes into account a tax credit associated with an agreement with Her Majesty’s Revenue and Customs (“HMRC”) regarding deductions available for certain research and development expenditure. The tax rate for the three months ended June 30, 2016 benefited from an agreement with HMRC regarding deductions available for certain interest payments in prior periods. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporate tax rate is 19% and will be reduced to 17% effective April 1, 2020) and the United States (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the three months ended June 30, 2017 was $75.8 million, equivalent to basic earnings per ordinary share of $1.09 adjusted for the $21.0 million preference share dividends, $2.4 million of preference share redemption costs and $0.1 million non-controlling interest. Fully diluted earnings per ordinary share were $1.07 for the three months ended June 30, 2017. Net income after tax for the three months ended June 30, 2016 was $64.9 million, equivalent to basic earnings per ordinary share of $0.91 after deducting $9.4 million preference share dividends and $0.4 million non-controlling interest. Fully diluted earnings per ordinary share were $0.89 for the three months ended June 30, 2016.
Realized and unrealized investment gains/(losses). Total realized and unrealized investment gains for the three months ended June 30, 2017 were $42.0 million (2016 — $36.8 million). For more detail, refer to Note 6 of these unaudited condensed consolidated financial statements.
Other comprehensive income. We recorded a $7.5 million reduction in our total other comprehensive income for the three months ended June 30, 2017 (2016 — increase of $33.0 million), net of taxes. The reduction was mainly due to a $34.2 million net unrealized loss in foreign currency translation (2016 — $1.8 million net unrealized loss), offsetting an $11.8 million net unrealized gain in the available for sale investment portfolio (2016 — $37.2 million net unrealized gain) and a $2.0 million net change from hedged foreign exchange contracts (2016 — $2.4 million net change).
Non-controlling interest. In the three months ended June 30, 2017, we recorded an increase of $0.1 million (2016 — $0.4 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary shares and preference shares in the three months ended June 30, 2017 were $24.9 million (2016 — $22.8 million). The quarterly dividend on our ordinary shares increased from $0.22 per ordinary share to $0.24 per ordinary share on April 26, 2017.
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

We have provided additional disclosures for corporate and other (non-operating) income and expenses in Note 5 of our unaudited condensed consolidated financial statements included in this report. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses and income taxes, none of which are allocated to the business segments.
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2017 and 2016. The contributions of each business segment to gross written premiums in the three months ended June 30, 2017 and 2016 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$335.6	40.8%	$332.6	41.5%
Insurance	486.5	59.2	469.1	58.5
Total	$822.1	100.0%	$801.7	100.0%
Reinsurance
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
Gross written premiums. Gross written premiums in our reinsurance segment increased by 0.9% in the second quarter of 2017 compared to the three months ended June 30, 2016. The table below shows our gross written premiums for each line of business and the percentage change in gross written premiums for each line of business for the three months ended June 30, 2017 and 2016:

Lines of Business	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$72.4	$97.7	(25.9)%
Other property reinsurance	79.7	84.3	(5.5)%
Casualty reinsurance	53.1	57.3	(7.3)%
Specialty reinsurance	130.4	93.3	39.8%
Total	$335.6	$332.6	0.9%
The decrease in property catastrophe gross written premiums was primarily due to the prior year benefiting from the early renewal of certain contracts which normally renew in the third quarter. The decrease in other property reinsurance gross written premiums was largely due to planned reductions in proportional business. Gross written premiums in casualty reinsurance reduced slightly due to the timing of renewals. The increase in gross written premiums in specialty reinsurance was largely due to growth in agriculture insurance business.
Losses and loss adjustment expenses. The loss ratio for the three months ended June 30, 2017 was 56.0% compared to 60.5% in the equivalent period in 2016. The decrease in the loss ratio was mainly attributable to a $41.4 million decrease in catastrophe losses in the quarter and an $18.8 million increase in prior year reserve releases which offset $16.5 million of mid-sized fire related losses in the second quarter of 2017, the largest of which was a fire in a chemical plant, compared with no significant mid-sized losses in the second quarter of 2016.
In the second quarter of 2017, we experienced $10.3 million of natural catastrophe losses, net of reinsurance recoveries, primarily due to U.S. and Australian weather related events. The equivalent quarter of 2016 experienced $51.7 million of natural catastrophe losses from wildfires in Canada, weather-related events in the U.S. and an earthquake in Japan.
Prior year reserve releases for the current quarter were a result of favorable development across all of our reinsurance business lines and included an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. The comparative period in 2016 benefited from favorable reserve development across other property and specialty reinsurance business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $53.4 million for the three months ended June 30, 2017, equivalent to 19.6% of net earned premiums, compared to $50.7 million, or 16.9% of net earned premiums for the equivalent period in 2016. The increase in the acquisition expense ratio was due to the receipt of Federal Excise Tax (“FET”) refunds from the Internal Revenue Service benefiting the comparative period in 2016. General and administrative expenses increased to $40.7 million compared to $39.1 million in the equivalent period in 2016 due to an increase in expenses from AgriLogic. The general and administrative expense ratio increased to 14.9% from 13.1% in the equivalent period in 2016 due to the reduction in net earned premiums as a result of ceding a greater proportion of written premiums to third parties.
Insurance
The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2016 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment increased by 3.7% in the second quarter of 2017 compared to the three months ended June 30, 2016. The table below shows our gross written premiums for each line of business and the percentage change in gross written premiums for each line of business for the three months ended June 30, 2017 and 2016:

Lines of Business	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$249.3	$257.6	(3.2)%
Marine, aviation and energy insurance	92.7	93.8	(1.2)%
Financial and professional lines insurance	144.5	117.7	22.8%
Total	$486.5	$469.1	3.7%

The decrease in property and casualty gross written premiums was largely attributable to reductions in global casualty and U.S. programs business as a result of a change in our appetite for this type of business. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to reductions in marine and energy liability business offset by growth in U.S. inland and ocean marine business. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in accident and health, surety and cyber business lines.
Losses and loss adjustment expenses. The loss ratio decreased to 66.9% in the second quarter of 2017 from 68.5% in the second quarter of 2016 largely due to a $25.1 million reduction in mid-sized losses and an $8.7 million increase in prior year reserve releases, partially offset by a $10.6 million increase in catastrophe losses.
In the second quarter of 2017 we experienced a $6.8 million surety loss and a $9.8 million U.S. fire related loss compared with $25.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss in the second quarter of 2016. We experienced $27.1 million and $16.5 million of natural catastrophe losses due to U.S. weather-related events in the second quarters of 2017 and 2016, respectively.
Prior year reserve releases increased from $7.4 million in the second quarter of 2016 to $16.1 million in the current period. Reserve releases in the current quarter were mainly as a result of favorable development in our marine, aviation and energy lines which included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa and favorable development in our property and casualty business lines. Reserve releases in the comparative quarter were principally from our marine, aviation and energy business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the three months ended June 30, 2017 decreased to 14.8% of net earned premiums compared to 19.9% in the second quarter of 2016 mainly due to an increase in over-rider commissions associated with an increase in ceded reinsurance. Our general and administrative expenses increased by $8.5 million from $57.2 million in the second quarter of 2016 to $65.7 million in the current quarter due to costs associated with growth in our insurance business.

Results of Operations for the Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016
The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2017 and 2016, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to our business segments.
Gross written premiums. Gross written premiums increased by $42.7 million, or 2.4%, in the first half of 2017 compared to the equivalent period in 2016. Gross written premiums from our reinsurance segment increased by 6.0% in the first half of 2017 compared to the equivalent period in 2016 mainly due to growth in agriculture insurance business written within specialty reinsurance. Gross written premiums from our insurance segment decreased by 0.9% in the first half of 2017 compared to the equivalent period in 2016 mainly due to reductions in marine, aviation and energy lines where we continue to experience challenging market conditions and in property and casualty lines as a result of a change in our appetite for this type of business.
The table below shows our gross written premiums for each business segment and the percentage change in gross written premiums for each business segment for the six months ended June 30, 2017 and 2016:

Business Segment	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% increase
	($ in millions)	($ in millions)
Reinsurance	$900.9	$850.2	6.0%
Insurance	919.2	927.2	(0.9)%
Total	$1,820.1	$1,777.4	2.4%
Ceded reinsurance. Total reinsurance ceded for the first half of 2017 increased by $302.3 million to $555.2 million compared to the first half of 2016. Ceded reinsurance costs increased by $229.0 million for our insurance segment because we restructured our ceded reinsurance arrangements as we aim to reduce earnings volatility and benefit the expense ratio through an increase in overriding commissions. Ceded reinsurance costs increased by $73.3 million for our reinsurance segment due to increased ceded reinsurance for our property catastrophe and other property business lines due to new business opportunities which were written in conjunction with an increase in retrocession. Our retention ratio decreased by 25.1% to 57.8% in the first half of 2017 compared to 82.9% in the first half of 2016.
Net premiums earned. Net premiums earned in the first six months of 2017 decreased by 14.9% compared to the first six months of 2016. The reduction in net premiums earned was due to a $164.9 million increase in ceded earned reinsurance premiums and a $35.9 million reduction in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio decreased by 0.5 percentage points from 59.5% in the first six months of 2016 to 59.0% in the first six months of 2017. The reduction in the loss ratio was largely due to a $20.5 million reduction in catastrophe losses and a $32.1 million increase in prior year reserve releases which compensated for a reduction in net earned premiums. The increase in reserves releases included an additional $28.5 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa.
In the reinsurance segment, the loss ratio for the six months ended June 30, 2017 was 53.7% compared to 54.4% in the equivalent period in 2016 largely due to a $27.5 million decrease in catastrophe losses and a $21.8 million reduction in reserve releases. In the first half of 2017, we experienced $34.9 million of natural catastrophe losses, net of reinsurance recoveries, consisting of $7.5 million from a tornado in Mississippi, $5.4 million from Cyclone Debbie in Australia and $19.5 million from other weather related events. In the comparable period in 2016, we experienced $62.4 million of natural catastrophe losses, net of reinsurance recoveries, including $35.7 million associated with the wildfires in Canada, $15.8 million from weather-related events in the U.S. and $7.5 million from an earthquake in Japan. Reserve releases increased from $32.0 million in the first half of 2016 to $53.8 million in the current period. For the six months ended June 30, 2017, we experienced favorable development across all of our reinsurance business lines including an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa and despite $12.8 million of adverse development in our casualty reinsurance lines due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. The comparative period in 2016 benefited from favorable reserve development in other property, casualty and specialty reinsurance business lines.
In the insurance segment, the loss ratio for the first half of 2017 was 63.9% compared to 63.3% in the comparative period in 2016. The slight increase in the loss ratio was mainly due to the impact from higher ceded reinsurance costs on net earned premiums and a slight increase in catastrophe losses which offset the favorable impact from fewer large losses and higher reserve releases. In the first six months of 2017, there were $31.6 million of catastrophe losses associated with U.S. weather-related events compared to $24.6 million in the first half of 2016. In the first half of 2017, we experienced a $4.8 million loss from a refinery explosion, a $6.8 million surety loss and $19.8 million of losses from several fires while large losses in the comparative period in 2016 included $29.6 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss. Prior year reserve releases increased by $10.3 million from $10.8 million in the first half of 2016 to $21.1 million in the equivalent period in 2017. The reserve releases in the six-month period were principally from our marine, aviation and energy business line and included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in our casualty lines due to a change in the Ogden rate. The release in the comparative period in 2016 was due primarily from our marine, aviation and energy and financial and professional business lines.
We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The loss ratios for our two business segments for the six months ended June 30, 2017 and 2016 were as follows:

Business Segment	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Reinsurance	53.7%	54.4%
Insurance	63.9%	63.3%
Total Loss Ratio	59.0%	59.5%
We also present in the tables below the loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we defined the 2017 catastrophe losses in the first half of 2017 as losses associated with the tornado in Mississippi, Cyclone Debbie in Australia and other U.S. weather related events. We defined major 2016 catastrophe losses as losses associated with the wildfires in Canada, weather-related events in the U.S. and several earthquakes.
The underlying changes in loss ratios by business segment are shown in the tables below for the six months ended June 30, 2017 and 2016. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if applicable, from catastrophe loss events.

For the Six Months Ended June 30, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	53.7%	(6.3)%	47.4%
Insurance	63.9%	(5.3)%	58.6%
Total	59.0%	(5.8)%	53.2%

For the Six Months Ended June 30, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	54.4%	(10.8)%	43.6%
Insurance	63.3%	(3.2)%	60.1%
Total	59.5%	(6.5)%	53.0%
Reserve releases in our reinsurance segment increased from $32.0 million in the first half of 2016 to $53.8 million in the equivalent period in 2017. Reserve releases in the insurance segment increased from $10.8 million in the first half of 2016 to $21.1 million in the first half of 2017. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.

Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	20.1%	18.7%	19.3%	17.8%	18.6%	18.3%
Effect of ceded reinsurance	0.4	(2.3)	(0.9)	1.2	0.6	0.8
Net policy acquisition expense ratio	20.5	16.4	18.4	19.0	19.2	19.1
Gross general, administrative and corporate expense ratio (1)	13.1	15.0	14.1	13.1	12.9	12.9
Effect of ceded reinsurance premiums	2.3	6.5	7.0	1.3	2.3	4.6
Net general and administrative expense ratio	15.4	21.5	21.1	14.4	15.2	17.6
Total net expense ratio	35.9%	37.9%	39.5%	33.4%	34.4%	36.7%

(1)	The total group general and administrative expense ratio includes corporate and non-operating expenses which are not allocated to the segments.
Policy acquisition expenses decreased by $46.9 million in the first half of 2017 compared with the equivalent period in 2016 due to an increase in overrider commissions associated with the increase in ceded reinsurance. The increase in the policy acquisition ratio, before the effect of reinsurance, is due to a change in the mix of business written.
General, administrative and corporate expenses increased by $5.0 million in the first half of 2017 compared to the first half of 2016. The general, administrative and corporate expense ratio, before the effect of ceded reinsurance, increased by 3.5 percentage points compared to the prior period in 2016. The increase in the insurance segment ratio is largely due to costs associated with growth in our insurance business, in addition to the reduction in net earned premiums which impacts both the insurance and reinsurance segments.
Net investment income. Net investment income for the first half of 2017 was $95.1 million, a decrease of 2.5% compared to $97.5 million in the first half of 2016 due to a reduction in dividend income following the sale of a portion of our equity portfolio in the fourth quarter of 2016.
Change in fair value of derivatives. In the six months ended June 30, 2017, we experienced a gain of $20.7 million (2016 — loss of $4.2 million) in respect of foreign exchange contracts not designated as hedging instruments and a gain of $1.2 million (2016 — loss of $2.5 million) in respect of foreign exchange contracts designated as hedging instruments. In the first half of 2016, we recorded a loss of $3.4 million in respect of our terminated interest rate swaps. There was no charge in the first half of 2017 because we terminated our interest rate swaps on May 9, 2016.

Income before tax. In the six months ended June 30, 2017, income before tax was $176.3 million (2016 — $183.1 million) comprising the amounts set out in the table below:

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	($ in millions)
Underwriting income	$46.7	$88.4
Corporate expenses	(24.8)	(37.2)
Non-operating expenses	(4.3)
Other income/(expenses)	5.2	(0.1)
Net investment income	95.1	97.5
Change in fair value of derivatives	20.7	(7.6)
Change in fair value of loan notes issued by variable interest entities	(6.2)	(3.9)
Realized and unrealized investment gains	100.2	110.7
Realized and unrealized investment losses	(12.0)	(28.9)
Net realized and unrealized foreign exchange losses	(29.5)	(21.0)
Interest expense	(14.8)	(14.8)
Income before tax	$176.3	$183.1
In the six months ended June 30, 2017, we recorded a net change in gross realized and unrealized gains of $88.2 million driven primarily by mark to market gains in both our fixed income and equity portfolios.
Taxes. Income tax expense for the six months ended June 30, 2017 was $4.0 million (2016 — $3.8 million) equating to an estimated effective tax rate of 2.3% (2016 — 2.1%). The income tax expense for the six months ended June 30, 2017 takes into account a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation” and a tax credit regarding deductions available for certain research and development expenditure. The tax rate for the six months ended June 30, 2016 benefited from an agreement with HMRC regarding deductions available for certain interest payments in prior periods. The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of the business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporate tax rate is 19% and will be reduced to 17% effective April 1, 2020) and the United States (where the federal income tax rate is 35%).
Net income after tax. Net income after tax for the six months ended June 30, 2017 was $172.3 million, equivalent to basic earnings per share of $2.48 adjusted for the $21.0 million preference share dividends, $2.4 million of preference share redemption costs and $0.2 million non-controlling interest. Fully diluted earnings per ordinary share were $2.43 for the six months ended June 30, 2017. Net income after tax for the six months ended June 30, 2016 was $179.3 million, equivalent to basic earnings per ordinary share of $2.64, adjusted for the $18.9 million preference share dividends and $0.2 million of non-controlling interest. Fully diluted earnings per ordinary share were $2.57 for the six months ended June 30, 2016.
Investment gains. Realized and unrealized investment gains for the six months ended June 30, 2017 were $88.2 million (2016 — $81.8 million). For more detail, refer to Note 6 of these unaudited condensed consolidated financial statements.
In the six months ended June 30, 2017, we recorded a net change in gross unrealized gains of $79.4 million driven by mark to market gains in both our fixed income and equity portfolios.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the six months ended June 30, 2017 and 2016 was $0.4 million and $Nil, respectively. For a more detailed description of OTTI, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC.
Other comprehensive income. We recorded a reduction in our total other comprehensive income for the six months ended June 30, 2017 of $17.1 million (2016 — increase of $97.5 million), net of taxes. This is comprised of a $15.5 million net unrealized gain on the available for sale investment portfolio (2016 — $118.8 million net unrealized gain), a $1.6 million reclassification of net realized gains to net income (2016 — $4.7 million reclassified net realized loss), a net unrealized loss in foreign currency translation of $34.2 million (2016 — $12.8 million net unrealized loss) and a net unrealized gain on hedged derivative contracts of $3.2 million (2016 — loss of $3.8 million).

Non-controlling interest. In the six months ended June 30, 2017, we recorded an increase of $0.2 million (2016 — $0.2 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. The quarterly dividend on our ordinary shares increased from $0.22 per ordinary share to $0.24 per ordinary share on April 26, 2017. The quarterly dividend on our ordinary shares increased from $0.21 per ordinary share to $0.22 per ordinary share on April 21, 2016. Dividends paid on our ordinary and preference shares in the six months ended June 30, 2017 were $27.6 million and $21.0 million, respectively (2016 — $26.2 million and $18.9 million).
Underwriting Results by Business Segments —For the Six Months Ended June 30, 2017
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2017 and 2016. The contributions of each business segment to gross written premiums in the six months ended June 30, 2017 and 2016 were as follows:

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	($ in millions)	(% of gross written premiums)	($ in millions)	(% of gross written premiums)
Reinsurance	$900.9	49.5%	$850.2	47.8%
Insurance	919.2	50.5	927.2	52.2
Total	$1,820.1	100.0%	$1,777.4	100.0%
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment for the six months ended June 30, 2017 increased by 6.0% compared to the six months ended June 30, 2016. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2017 and 2016, and the percentage change in gross written premiums for each line of business:

Lines of Business	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$203.1	$225.3	(9.9)%
Other property reinsurance	198.6	187.3	6.0%
Casualty reinsurance	196.8	184.4	6.7%
Specialty reinsurance	302.4	253.2	19.4%
Total	$900.9	$850.2	6.0%
The decrease in property catastrophe gross written premiums was primarily due to the prior year benefiting from the early renewal of certain contracts which normally renew in the third quarter. The increase in other property reinsurance gross written premiums was largely due to favorable revisions on premium estimates for proportional contracts. Gross written premiums in casualty reinsurance increased largely due to growth in U.S. casualty treaty and international casualty business lines. The increase in gross written premiums in specialty reinsurance was largely due to growth in agriculture insurance business.
Losses and loss adjustment expenses. The loss ratio for the six months ended June 30, 2017 was 53.7% compared to 54.4% in the equivalent period in 2016 largely due to a $27.5 million reduction in catastrophe losses and a $21.8 million increase in reserve releases which has offset $25.3 million of mid-sized fire related losses in the first half of 2017, the largest of which was a fire in a chemical plant, compared with no significant mid-sized losses in the first half of 2016. In the first half of 2017, we experienced $34.9 million of natural catastrophe losses, net of reinsurance recoveries, including $7.5 million from a tornado in Mississippi, $5.4 million from Cyclone Debbie in Australia and $19.5 million from other weather related events. In the comparable period in 2016, we experienced $62.4 million of natural catastrophe losses, net of reinsurance recoveries, including $35.7 million associated with the wildfires in Canada, $15.8 million from weather-related events in the U.S. and $7.5 million from an earthquake in Japan. Reserve releases increased from $32.0 million in the first half of 2016 to $53.8 million in the current period which included an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa.
Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $112.9 million for the six months ended June 30, 2017 equivalent to 20.5% of net premiums earned compared to $110.1 million, or 19.0% of net premiums earned, in the equivalent period in 2016. The increase in the acquisition ratio is due to the prior period benefiting from the receipt of FET refunds.
The general and administrative expense ratio of 15.4% for the six months ended June 30, 2017 increased from 14.4% for the comparative period in 2016 due to the reduction in net earned premiums as a result of ceding a greater proportion of written premiums to third parties.
Insurance
Gross written premiums. Gross written premiums in our insurance segment for the six months ended June 30, 2017 reduced by 0.9% compared to the six months ended June 30, 2016. The table below shows our gross written premiums for each line of business for the six months ended June 30, 2017 and 2016, and the percentage change in gross written premiums for each line:

Lines of Business	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$460.4	$483.9	(4.9)%
Marine, aviation and energy insurance	198.5	211.5	(6.1)%
Financial and professional lines insurance	260.3	231.8	12.3%
Total	$919.2	$927.2	(0.9)%

The decrease in property and casualty gross written premiums was largely attributable to reductions in primary global casualty and U.S. programs business as a result of a change in our appetite for this type of business. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to continued challenging market conditions in marine and energy liability and aviation business lines. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in our accident and health, surety and cyber business lines offset by reductions primarily in our credit and political risks business lines.
Losses and loss adjustment expenses. The loss ratio of 63.9% for the first half of 2017 increased from 63.3% for the comparable period in 2016 due to the impact from the increase in ceded reinsurance and higher catastrophe losses being more significant than a reduction in large losses and an increase in prior year reserve releases. In the first six months of 2017, there were $31.6 million of catastrophe losses associated with U.S. weather-related events compared to $24.6 million in the first half of 2016. Large losses in the current period included a $9.8 million loss from a refinery explosion and $6.8 million of losses from several fires. In the comparative period of 2016, there were large losses including $6.0 million of energy-related losses, $4.8 million of fire-related losses and a $6.8 million aviation loss. Prior year reserve releases increased by $10.3 million from $10.8 million in the first half of 2016 to $21.1 million in the current period. The reserve releases in the six-month period were as a result of favorable development in our marine, aviation and energy business lines which included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa and offset adverse development in our casualty lines due to the U.K. Ministry of Justice decision to decrease the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. The release in the comparative period in 2016 came principally from our marine, aviation and energy lines and financial and professional lines offsetting adverse development in our property and casualty lines of business. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the six months ended June 30, 2017 decreased to 16.4% of net premiums earned compared to 19.2% in the comparable period of 2016 largely due to an increase in over-rider commissions. Our general and administrative expenses in the first half of 2017 increased by $11.7 million to $127.5 million from $115.8 million in the comparable period of 2016 predominantly due to costs associated with growth in our insurance business.

Cash and Investments
As at June 30, 2017 and December 31, 2016, total cash and investments were $8.9 billion and $9.2 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2017		As at December 31, 2016
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,220.8	13.7%	$1,206.1	13.1%
U.S. agency	75.5	0.8	119.6	1.3
Municipal	32.8	0.4	24.4	0.3
Corporate	2,503.4	28.3	2,586.5	28.2
Non-U.S. government-backed corporate	92.6	1.0	89.8	1.0
Non-U.S. government	525.9	5.9	488.7	5.3
Asset-backed	48.9	0.6	63.0	0.7
Non-agency commercial mortgage-backed	4.3	—	12.6	0.1
Agency mortgage-backed	993.1	11.2	1,073.9	11.7
Total fixed income securities — available for sale	$5,497.3	61.9%	$5,664.6	61.7%
Fixed income securities — trading
U.S. government	112.8	1.3	82.4	0.9
U.S. agency	—	—	—	—
Municipal	5.7	0.1	15.5	0.2
Corporate	895.9	10.1	820.6	8.9
Non-U.S. government	186.5	2.1	202.8	2.2
Asset-backed	12.2	0.1	14.5	0.2
Mortgage-backed securities	142.4	1.6	129.9	1.4
Bonds backed by foreign government	2.0	—	—	—
Total fixed income securities — trading	$1,357.5	15.3%	$1,265.7	13.8%
Total other investments	3.9	—	12.1	0.1
Total catastrophe bonds — trading	28.3	0.3	42.5	0.5
Total equity securities — trading	658.7	7.4	584.7	6.4
Total short-term investments — available for sale	41.9	0.5	145.3	1.6
Total short-term investments — trading	73.7	0.8	185.4	2.0
Total cash and cash equivalents	1,228.4	13.8	1,273.8	13.9
Total cash and investments	$8,889.7	100.0%	$9,174.1	100.0%
Fixed Income Securities. As at June 30, 2017, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio rated “A” or higher. As at December 31, 2016, the average credit quality of our fixed income portfolio was “AA-,” with 89.3% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used. Our fixed income portfolio duration was 3.89 years as at June 30, 2017 compared to 3.89 years as at December 31, 2016.

Mortgage-Backed Securities. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at June 30, 2017. Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors.

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,135.5	$1,135.5
Non-agency commercial	4.3	—	4.3
Total mortgage-backed securities	$4.3	$1,135.5	$1,139.8
Equity Securities. Equity securities comprise U.S. and foreign equity securities and are held in the trading portfolio. The total investment return from the trading equity portfolios for the three and six months ended June 30, 2017 and 2016 was as follows:

	For the Three Months Ended		For the Six Months Ended
Trading Equity Portfolio	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)		($ in millions)
Dividend income	$3.7	$5.5	$8.9	$12.4
Net realized investment gains	1.6	4.8	5.3	3.4
Net unrealized gains, gross of tax	18.9	20.8	42.6	33.6
Net realized foreign exchange (losses)	(0.8)	(2.2)	(1.4)	(6.2)
Net unrealized foreign exchange gains	9.8	(5.5)	16.3	7.3
Total investment return from the trading equity portfolio	$33.2	$23.4	$71.7	$50.5
European Fixed Income and Equity Exposures. As at June 30, 2017, we had $879.8 million, or 9.9% of our total cash and investments, invested in securities issued by European issuers, including the United Kingdom. Our European exposures consisted of sovereigns, agencies, government guaranteed bonds, covered bonds, corporate bonds and equities. We have no exposure to the sovereign debt of Greece, Ireland, Italy, Portugal or Spain (“GIIPS”).
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

The tables below summarize our European holdings by country (Eurozone and non-Eurozone), rating and sector as at June 30, 2017. Equity investments included in the table below are not rated (“NR”). Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.

	As at June 30, 2017 by Ratings
Country	AAA	AA	A	BBB	NR	Market Value	Market Value %
	($ in millions except percentages)
Austria	$—	$8.5	$—	$—	$—	$8.5	1.0%
Belgium	—	—	17.1	—	2.9	20.0	2.3
Czech Republic	—	—	—	—	0.2	0.2	—
Denmark	3.4	—	—	0.7	8.5	12.7	1.4
Finland	—	12.0	—	—	9.7	21.7	2.5
France	—	14.9	36.1	3.8	13.1	67.9	7.7
Germany	47.1	13.4	77.3	14.6	13.2	165.7	18.8
Hungary	—	—	—	1.7	—	1.7	0.2
Ireland	—	—	—	—	0.8	0.8	0.1
Luxembourg	—	—	—	0.3	—	0.3	—
Netherlands	19.2	—	35.5	9.0	6.6	70.3	8.0
Norway	4.3	—	10.4	0.4	—	15.1	1.7
Poland	—	—	—	7.1	—	7.1	0.8
Romania	—	—	—	3.2	—	3.2	0.4
Sweden	0.3	14.3	—	1.0	5.8	21.3	2.4
Switzerland	3.6	26.6	23.6	8.6	57.8	120.3	13.7
United Kingdom	0.7	162.7	70.7	26.8	82.1	343.0	39.0
Total European Exposures	$78.6	$252.4	$270.7	$77.2	$200.7	$879.8	100.0%

	As at June 30, 2017 by Sectors
Country	Sovereign	ABS	Government Guaranteed Bonds	Agency	Local Government	Corporate Financial Issuers	Corporate Non- Financial Issuers	Equity	Market Value	Unrealized Pre-tax Gain/(Loss)
	($ in millions except percentages)
Austria	$1.3	$—	$7.2	$—	$—	$—	$—	$—	$8.5	$0.1
Belgium	—	—	—	—	—	—	17.1	2.9	20.0	0.1
Czech Republic	—	—	—	—	—	—	—	0.2	0.2	—
Denmark	—	—	—	—	3.4	—	0.7	8.5	12.7	(0.1)
Finland	8.7	—	—	—	3.3	—	—	9.7	21.7	0.9
France	1.4	—	2.9	17.0	—	6.3	27.2	13.1	67.9	2.1
Germany	7.2	—	33.3	5.7	14.3	—	91.8	13.2	165.7	3.9
Hungary	1.7	—	—	—	—	—	—	—	1.7	—
Ireland	—	—	—	—	—	—	—	0.8	0.8	0.1
Luxembourg	—	—	—	—	—	—	0.3	—	0.3	—
Netherlands	—	—	—	19.5	—	16.4	27.8	6.6	70.3	2.0
Norway	—	—	—	14.7	—	—	0.4	—	15.1	0.4
Poland	7.1	—	—	—	—	—	—	—	7.1	0.1
Romania	3.2	—	—	—	—	—	—	—	3.2	—
Sweden	—	—	—	4.6	0.3	10.6	—	5.8	21.3	0.9
Switzerland	3.6	—	—	—	—	10.6	48.3	57.8	120.3	5.1
United Kingdom	162.0	0.5	0.6	—	—	15.7	82.0	82.1	343.0	18.5
Total European Exposures	$196.2	$0.5	$44.0	$61.5	$21.3	$59.6	$295.6	$200.7	$879.8	$34.1

Reserves for Losses and Loss Adjustment Expenses
As at June 30, 2017, we had total net loss and loss adjustment expense reserves of $4,792.0 million (December 31, 2016 — $4,759.2 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at June 30, 2017 and December 31, 2016, respectively:

	As at June 30, 2017
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,571.1	$(126.1)	$2,445.0
Insurance	3,000.3	(653.3)	2,347.0
Total losses and loss expense reserves	$5,571.4	$(779.4)	$4,792.0

	As at December 31, 2016
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,536.1	$(74.0)	$2,462.1
Insurance	2,783.8	(486.7)	2,297.1
Total losses and loss expense reserves	$5,319.9	$(560.7)	$4,759.2

For the six months ended June 30, 2017, there was a reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years of $74.9 million. An analysis of this reduction by business segment is as follows for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	($ in millions)		($ in millions)
Reinsurance	$32.6	$13.8	$53.8	$32.0
Insurance	16.1	7.4	21.1	10.8
Total losses and loss expense reserves reductions	$48.7	$21.2	$74.9	$42.8
The key elements which gave rise to the net positive development during the three months ended June 30, 2017 were as follows:
Reinsurance. Net reserve releases were $32.6 million in the current quarter as a result of favorable development across our property catastrophe, other property and casualty reinsurance business lines and the recognition of additional prior year ceded recoveries in a specialty reinsurance business line in respect of an offshore energy-related loss that occurred in Africa.
Insurance. Net reserve releases were $16.1 million in the current quarter mainly as a result of favorable development and the recognition of additional prior year ceded recoveries in our marine, aviation and energy business line in respect of an offshore energy-related loss that occurred in Africa.
The key elements which gave rise to the net positive development during the six months ended June 30, 2017 were as follows:
Reinsurance. Net reserve releases were $53.8 million in the period mainly as a result of favorable development across our property catastrophe and other property reinsurance lines. The specialty reinsurance business lines reported favorable development and the recognition of additional prior year ceded recoveries in respect of an offshore energy-related loss that occurred in Africa. The casualty reinsurance business line reported a net reserve release despite our exposure to the Ogden rate change from reinsurance of U.K. employer’s liability and U.K. public liability business and, to a lesser degree, U.K. motor liability reinsurance.
Insurance. Net reserve releases were $21.1 million in the period mainly as a result of favorable development and the recognition of additional prior year ceded recoveries in our marine, aviation and energy business line in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in our casualty lines due to the change in the Ogden rate which impacted our U.K. employer’s liability and U.K. public liability business.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2016 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at June 30, 2017 compared to December 31, 2016:

	As at June 30, 2017	As at December 31, 2016
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,954.6	$2,851.2
Preference shares (liquidation preferences net of issue costs)	666.3	797.1
Long-term debt	549.4	549.3
Loan notes issued by variable interest entities(1)	115.5	223.4
Total capital	$4,285.8	$4,421.0
(1) We do not consider the Loan Notes issued by Silverton to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at June 30, 2017, total shareholders’ equity was $3,620.9 million compared to $3,648.3 million as at December 31, 2016. Our total shareholders’ equity as at June 30, 2017 included three classes of preference shares with a total value as measured by their respective liquidation preferences of $666.3 million net of share issuance costs (December 31, 2016 — $797.1 million).

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
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt. As at June 30, 2017, this ratio was 31.0% (December 31, 2016 — 35.5%).
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at June 30, 2017 and December 31, 2016, the value of the debt less amortization expenses was $549.4 million and $549.3 million, respectively. Management monitors the ratio of debt to total capital which was 15.5% as at June 30, 2017 (December 31, 2016 — 17.5%).
In addition, we have also reported Loan Notes issued by Silverton. The fair value of the Loan Notes issued by Silverton as at June 30, 2017 was $115.5 million (December 31, 2016 — $223.4 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2016 Annual Report on Form 10-K filed with the SEC and Note 7 of the consolidated condensed unaudited financial statements contained in this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $3,620.9 million as at June 30, 2017 (December 31, 2016 — $3,648.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and preference shares are listed on the New York Stock Exchange.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.
Holding Company. We monitor the ability of Aspen Holdings to service debt, finance dividend payments to ordinary and preference shareholders and provide financial support to the Operating Subsidiaries. As at June 30, 2017, Aspen Holdings held $242.6 million of cash, cash equivalents and investments (December 31, 2016 — $327.1 million) with the reduction largely due to the costs associated with the redemption of the 7.401% Preference Shares on January 3, 2017. Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
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
Operating Subsidiaries. As at June 30, 2017, the Operating Subsidiaries held $1,133.5 million (December 31, 2016 — $1,409.3 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2017 and for the foreseeable future.
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
Consolidated Cash Flows for the Six Months Ended June 30, 2017. Total net cash flow used in operations for the six months ended June 30, 2017 was $104.5 million, a reduction of $346.7 million from the comparative period in 2016. The reduction is mainly attributable to increases in ceded reinsurance costs and an increase in paid claims. For the six months ended June 30, 2017, the cash flow from operations had no adverse effect on the sufficiency of liquidity to meet our operating requirements.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 16 of the consolidated condensed unaudited financial statements contained in this report.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at June 30, 2017:

	2017	2018	2019	2020	2021	Later Years	Total
	($ in millions)
Operating Lease Obligations	$9.9	$15.7	$14.6	$13.8	$9.4	$80.8	$144.2
Long-Term Debt Obligations(1)	—	—	—	250.0	—	300.0	550.0
Reserves for losses and LAE(2)	791.0	1,259.7	917.9	616.8	386.3	1,599.7	5,571.4
Total	$800.9	$1,275.4	$932.5	$880.6	$395.7	$1,980.5	$6,265.6

(1)
The long-term debt obligations disclosed above do not include $29.0 million of annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $115.5 million.

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
For a discussion of our derivative instruments, refer to Note 10 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 included in this report.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at June 30, 2017, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

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

•	our ability to implement successfully our efficiency initiative to optimize processes and support future growth;

•	changes in general economic conditions, including inflation, deflation, foreign currency exchange rates, interest rates and other factors that could affect our financial results;

•	the risk of a material decline in the value or liquidity of all or parts of our investment portfolio;

•	the risks associated with the management of capital on behalf of investors;

•	a failure in our operational systems or infrastructure or those of third parties, including those caused by security breaches or cyber attacks;

•	evolving issues with respect to interpretation of coverage after major loss events;

•	our ability to adequately model and price the effects of climate cycles and climate change;

•	any intervening legislative or governmental action and changing judicial interpretation and judgments on insurers’ liability to various risks;

•	the risks related to litigation;

•	the effectiveness of our risk management loss limitation methods, including our reinsurance purchasing;

•	changes in the availability, cost or quality of reinsurance or retrocessional coverage;

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

Reconciliation of Non-U.S. GAAP Financial Measures
Adjusted diluted book value per ordinary share, a non-U.S. GAAP measure, is calculated by deducting from total shareholders’ equity the total of: accumulated other comprehensive income; the value of preference shares less issue expenses; the share of equity due to non-controlling interests; and adding back ordinary dividends. The resulting balance is then divided by the diluted number of ordinary shares as at the year end. We believe that adding back ordinary dividends provides a more consistent and useful measurement of total shareholder value, which supplements U.S. GAAP information. We have excluded accumulated other comprehensive income, net of taxes, as unrealized appreciation (depreciation) on investments is primarily the result of interest rate movements and the resultant impact on fixed income securities, and unrealized appreciation (depreciation) on foreign exchange is the result of exchange rate movements between the U.S. Dollar and the functional currencies of our Operating Subsidiaries. Therefore, we believe that excluding these unrealized appreciations (depreciations) provides a more consistent and useful measurement of operating performance, which supplements U.S. GAAP information.

	As at June 30, 2017	As at December 31, 2016
	($ in millions, except for share amounts)
Total shareholders’ equity	$3,620.9	$3,648.3
Accumulated other comprehensive income, net of taxes	22.2	5.1
Preference shares less issue expenses	(666.3)	(797.1)
Non-controlling interest	(1.6)	(1.4)
Ordinary dividends	27.6	52.7
Adjusted total shareholders’ equity	$3,002.8	$2,907.6

Ordinary shares	59,844,075	59,774,464
Diluted ordinary shares	61,095,817	61,001,071

Book Value Per Share
Basic	$49.34	$47.68
Diluted	$48.64	$46.72
Adjusted Diluted	$49.15	$47.67
Average equity, a non-U.S. GAAP financial measure, is used in calculating ordinary shareholders return on average equity. It is calculated by taking the arithmetic average of total shareholders’ equity on a monthly basis for the stated periods excluding (i) the average share of equity due to non-controlling interests and (ii) the average value of preference shares less issue expenses.

	As at June 30, 2017	As at December 31, 2016
	($ in millions)
Total shareholders' equity	$3,620.9	$3,648.3
Total non-controlling interest	(1.6)	(1.4)
Total preference shares	(666.3)	(797.1)
Average adjustment	(13.2)	144.2
Average equity	$2,939.8	$2,994.0

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

	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
	($ in millions)
Net income	$172.3	$179.3
Add (deduct) after tax income:
Net realized and unrealized investment (gains)	(101.7)	(71.0)
Net realized and unrealized exchange (gains)/losses	8.1	21.8
Changes to the fair value of derivatives	16.5	(6.1)
Amortization and other non-recurring expenses	3.8	—
Proportion due to non-controlling interest	(0.2)	(0.2)
Operating income after tax and non-controlling interest	98.8	123.8
Preference Shares dividends	(21.0)	(18.9)
Net income available to ordinary shareholders	$77.8	$104.9

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
As at June 30, 2017, our fixed income portfolio had an approximate duration of 3.89 years. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value $ in millions	7,474.9	7,335.0	7,195.0	7,055.1	6,915.2
Gain/(loss) $ in millions	279.9	139.9	—	(139.9)	(279.9)
Percentage of portfolio	3.9%	1.9%	—%	(1.9)%	(3.9)%
Equity risk. We have invested in equity securities which had a fair market value of $658.7 million, equivalent to 7.7% of the total of investments, cash and cash equivalents, excluding catastrophe bonds and funds held by variable interest entities (the “Managed Portfolio”), as at June 30, 2017 (December 31, 2016 — $584.7 million, 6.8%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at June 30, 2017, 88.4% (December 31, 2016 — 89.3%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.5% (December 31, 2016 — 4.7%) were in British Pounds and 6.1% (December 31, 2016 — 6.0%) were in other currencies. For the six months ended June 30, 2017, 13.4% (December 31, 2016 — 12.0%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2017.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2017 would have impacted our net reportable British Pound net assets by approximately $10.0 million for the six months ended June 30, 2017 (June 30, 2016 — approximately $7.3 million).
We manage our foreign currency risk by seeking to match our liabilities under insurance and reinsurance policies that are payable in foreign currencies with investments that are denominated in these currencies. This may involve the use of foreign exchange contracts from time to time. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of our assets and liabilities denominated in foreign currencies, but rather allow us to establish a rate of exchange for a future point in time. For a discussion of our derivative instruments including foreign exchange contracts, refer to Note 10 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 included in this report.
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2017, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2016 — “AA-”).

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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2017. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting. In 2016, the scope of our assessment of the effectiveness of our internal control over financial reporting did not include the internal control over financial reporting at AgriLogic due to the size of the acquired company and the date of acquisition, January 19, 2016. In 2017, AgriLogic is now included in the scope of our assessment of the effectiveness of our internal control over financial reporting.

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

Item 1A. Risk Factors
You should carefully consider the risk factors and all other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the United States Securities and Exchange Commission, as supplemented by the following risk factors and other information in this report. These risks could materially affect our business, results of operations or financial condition. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided above in this report.
Our efficiency initiative aimed at optimizing our business processes is subject to execution risk, may subject our business to other risks and may not realize the intended benefits.

Our efficiency initiative, titled “Aspen 2.0”, is focused on ensuring that we have the right tools and systems in place to optimize our business processes and ultimately seeks to support future growth.  For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Outlook and Trends.”  Execution risk is inherent in the completion of all strategic initiatives, including potential disruptions to current business processes and the assumption of risks to our business as we review and change existing approaches. There is also a risk that the intended benefits may not be realized. These changes may impact our business in the short-term and may lead to changes in the risk profile of the Group which could adversely affect our business, results of operations and financial condition.

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

In addition to the above, a snap U.K. general election was held on June 8, 2017 which resulted in a hung Parliament and ultimately to a Confidence and Supply Agreement between the Conservatives and Northern Ireland’s Democratic Unionist Party to allow the Conservatives to remain in power. The results of the snap general election, which was called by the Prime Minister of the United Kingdom in order to secure a strong mandate on Brexit, may further increase the uncertainty of the Brexit negotiations and the political uncertainty in the United Kingdom and could cause further economic volatility and market uncertainty as described above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information regarding purchases by the Company during the quarter ended June 30, 2017 of the Company’s ordinary shares.

	Total Number of Shares (or Units) Purchased	Weighted Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs ($ in millions)
April 1, 2017 to April 30, 2017	—	$—	—	$—
May 1, 2017 to May 31, 2017	151,863	$42.82	151,863	$—
June 1, 2017 to June 30, 2017	45,810	$50.86	45,810	$—
Total (1)	197,673	$50.59	197,673	$240.0

(1)	During the second quarter of 2017, the Company repurchased 197,673 ordinary shares. The Company had $240.0 million remaining under its current share buyback authorization as at June 30, 2017.
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
For the quarter ended June 30, 2017, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter and six months ended June 30, 2017 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six ended June 30, 2017 and 2016; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2107 and 2016; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	August 2, 2017	By:	/s/ Christopher O’Kane
Christopher O’Kane
Chief Executive Officer

Date:	August 2, 2017	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer