Form 10-K
period 2017-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2018-02-22
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2017, was approximately $3.0 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2017.
As of February 15, 2018, there were 59,556,038 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

ASPEN INSURANCE HOLDINGS LIMITED
FORM 10-K

Aspen Holdings and Subsidiaries
Unless the context otherwise requires, references in this Annual Report on Form 10-K (this “report”) to“the Company,”“the Group,” “we,”“us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its subsidiaries, which consist of: Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen (US) Holdings Limited (“Aspen U.S. Holdings”), Aspen Insurance UK Services Limited (“Aspen U.K. Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Bermuda Limited (“Aspen Bermuda”, formerly Aspen Insurance Limited), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen European Holdings Limited (“Aspen European”), Aspen Managing Agency Limited (“AMAL”), Aspen Singapore Pte. Ltd. (“Aspen Singapore”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management, Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Acorn Limited (“Acorn”), Blue Waters Insurers, Corp. (“Blue Waters”), APJ Continuation Limited (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”), Aspen Recoveries Limited (“Aspen Recoveries”), Aspen Capital Management, Ltd (“ACM”), Silverton Re Ltd. (“Silverton”), Aspen Capital Advisors Inc. (“Aspen Advisors”), Peregrine Reinsurance Ltd (“Peregrine”), Aspen Cat Fund Limited (“ACF”), AgriLogic Consulting, LLC (“AgriLogic Consulting”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC and AUL (as corporate member of Syndicate 4711 which is managed by AMAL) are our principal operating subsidiaries and each referred to herein as an “Operating Subsidiary” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds,” “GBP” or “£” are to the lawful currency of the United Kingdom and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to future events. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “on track” and similar expressions of a future or forward-looking nature are intended to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events and are subject to a number of risks, uncertainties, assumptions and other factors, many of which are outside Aspen’s control that could cause actual results to differ materially from such statements. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. We believe that these factors include, but are not limited to, those set forth in Item 1A under “Risk Factors” as those factors may be updated from time to time in our periodic filings with the Securities and Exchange Commission (the “SEC”), which are accessible on the SEC’s website at http://www.sec.gov. We undertake no obligation to publicly update or review any forward-looking statement, whether as a result of new information, future event or otherwise, or to disclose any difference between our actual results and those reflected in such statements.

PART I

Item 1.	Business
General
Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 as a holding company headquartered in Bermuda. We underwrite specialty insurance and reinsurance on a global basis through our Operating Subsidiaries based in Bermuda, the United States and the United Kingdom: Aspen U.K. and AUL (corporate member of Syndicate 4711 at Lloyd’s of London and managed by AMAL) (United Kingdom), Aspen Bermuda (Bermuda) and Aspen Specialty and AAIC (United States). We also have branches in Australia, Canada, France, Germany, Ireland, Singapore, Switzerland and the United Arab Emirates. Please see Exhibit 21.1 of this report for a complete list of our subsidiaries and our corporate chart.
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
Aspen Reinsurance. Aspen Re consists of (i) property catastrophe reinsurance, (ii) other property reinsurance, (iii) casualty reinsurance, and (iv) specialty reinsurance. Aspen Capital Markets forms part of the property catastrophe reinsurance line of business as it focuses primarily on property catastrophe business through the use of alternative capital. Aspen Re is led by Thomas Lillelund, Chief Executive Officer of Aspen Re, Brian Boornazian, Chairman of Aspen Re, and Emil Issavi, President and Chief Underwriting Officer of Aspen Re.

In Aspen Re, property reinsurance business is assumed by Aspen Bermuda, Aspen U.K. and AUL (which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”) managed by AMAL) and written by teams located in Bermuda, France, Germany, Singapore, Switzerland, the United Kingdom, the United States, the United Arab Emirates and Australia. The property reinsurance business written in the United States is written exclusively by Aspen Re America as reinsurance intermediary.
Casualty reinsurance is mainly assumed by Aspen U.K. and AUL and written by teams located in Singapore, Switzerland, the United Kingdom, the United States, the United Arab Emirates and Australia. A small number of casualty reinsurance contracts are written by Aspen Bermuda. The business written in the United States is produced by Aspen Re America.
Specialty reinsurance is assumed by Aspen Bermuda, Aspen U.K., AUL, and AAIC and written by teams located in Ireland, Singapore, Switzerland, the United Kingdom, the United States, the United Arab Emirates and Australia. A small number of specialty reinsurance contracts are written by Aspen Bermuda. The reinsurance business written in the United States is produced by Aspen Re America and is written by AAIC.
Aspen Re continued its participation in the alternative reinsurance market through Aspen Capital Markets. Aspen Capital Markets focuses on developing alternative reinsurance structures to leverage Aspen Re’s existing underwriting franchise, increase its operational flexibility in the capital markets and provide investors direct access to its underwriting expertise.
Aspen Insurance. Our insurance segment consists of (i) property and casualty insurance, (ii) marine, aviation and energy insurance, (iii) and financial and professional lines insurance. The insurance segment is led by David Cohen, President and Chief Underwriting Officer of Aspen Insurance.
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
Business Strategy
Our goal is to generate superior value and long-term return on capital for our shareholders while ensuring that we have sufficient capital and liquidity to meet our obligations. We believe our global underwriting talent and product capabilities, coupled with our focus on expense discipline and risk management, positions us to achieve this goal.
Operating Effectiveness and Efficiency Program. We launched a comprehensive program to drive greater operating effectiveness and efficiency and to enhance our market position (the “Effectiveness and Efficiency Program”) in October 2017. The Effectiveness and Efficiency Program is intended to allow us to be a more nimble organization with faster decision-making ability and a more competitive expense ratio. Through actions that optimize work processes and increase operational efficiency, we expect the

Effectiveness and Efficiency Program to deliver cumulative total expense savings of approximately $160 million over the next three years. We expect approximately 70% of the savings related to the Effectiveness and Efficiency Program will benefit Aspen Insurance.
Key Strategies for Business Segments. Aspen Re’s key strategy is to maintain sufficient capital strength and access to capital markets to ensure that major losses can be absorbed and to meet additional demand from existing or new clients as opportunities arise. Our strategic execution is focused, in part, on geographical proximity to our clients as this allows us to maximize opportunities in markets which we believe have profitable growth potential. Via Aspen Capital Markets, Aspen Re is also centered on developing alternative reinsurance structures and collateralized reinsurance arrangements to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors with direct access to our underwriting expertise.
Aspen Insurance’s strategy is to further embed our global product management and regional execution underwriting strategy by optimizing our global product reach, increasing our product distribution, optimizing existing channels and use of infrastructure to gain efficiencies and increase our relevance to clients and broker partners. Another core pillar of Aspen Insurance’s strategy is strong portfolio management and optimization by, for example, maintaining the diversification of our portfolio while managing volatility in our underwriting performance.
Risk Management.  We have a comprehensive risk management framework that defines the corporate risk appetite, risk strategy and the policies required to monitor, manage and mitigate the risk inherent in our business. In doing so, we aim to comply with existing and any emerging regulations, corporate governance and industry best practice and to monitor risks against six main risk objectives: (i) extreme losses to ensure they remain within planned limits, (ii) volatility of results ensuring they fall within planned limits, (iii) compliance with regulatory requirements, (iv) preserving rating agency credit ratings, (v) maintaining adequate solvency and liquidity at all times, and (vi) avoiding reputational risk.
Capital Management.  We continue to focus on capital management and maintain our capital at an appropriate level as determined by our internal risk appetite and the financial strength required by our customers, regulators and rating agencies. We monitor and review our group and operating entities’ capital and liquidity positions on an ongoing basis and allocate our capital in the most efficient way, which may include, subject to market conditions, rebalancing our investment portfolio within acceptable risk parameters, investing in new business opportunities and returning capital to shareholders.
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

Business Segments
We are organized into two business segments: Aspen Re and Aspen Insurance. We have determined our reportable segments, Aspen Insurance and Aspen Re, by taking into account the manner in which management makes operating decisions and assesses operating performance. Profit or loss for each of the business segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
We provide additional disclosures for corporate and other (non-operating) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Group, certain strategic and non-recurring costs, changes in fair value of derivatives or loan notes issued by Silverton, interest expenses, net realized and unrealized foreign exchange gains or losses, and income taxes, none of which are allocated to the business segments. Corporate expenses are not allocated to our business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our business segment operations. We do not allocate our assets by business segment as we evaluate underwriting results of each business segment separately from the results of our investment portfolio.
The table below sets forth the gross written premiums by business segment for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Business Segment	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Reinsurance	$1,548.5	46.1%	$1,413.2	44.9%	$1,248.9	41.7%
Insurance	1,812.4	53.9	1,733.8	55.1	1,748.4	58.3
Total	$3,360.9	100.0%	$3,147.0	100.0%	$2,997.3	100.0%

For a review of our results by business segment, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements, “Segment Reporting”.
Reinsurance
Aspen Re consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance, and specialty reinsurance. In addition, Aspen Capital Markets forms part of property catastrophe reinsurance as it focuses primarily on property catastrophe business through the use of alternative capital.

The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as set forth in the table below for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$139.7	9.0%	$117.3	8.3%	$122.8	9.8%
Caribbean	10.1	0.7	10.0	0.7	13.5	1.1
Europe (excluding U.K.)	82.0	5.3	99.1	7.0	100.9	8.1
United Kingdom	14.2	0.9	14.1	1.0	15.3	1.2
United States & Canada (1)	774.2	50.0	698.4	49.4	530.1	42.5
Worldwide excluding United States (2)	35.7	2.3	36.5	2.6	40.3	3.2
Worldwide including United States (3)	392.9	25.4	357.6	25.3	345.9	27.7
Others	99.7	6.4	80.2	5.7	80.1	6.4
Total	$1,548.5	100.0%	$1,413.2	100.0%	$1,248.9	100.0%
_______________

(1)
“United States and Canada” consists of individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere. It also includes gross written premium of $269.7 million (2016 — $178.9 million, 2015 —$Nil) related to AG Logic Holdings, LLC and its affiliates (“AgriLogic”) which we purchased in January 2016 and sold in December 2017 as part of a strategic partnership with CGB Diversified Services, Inc.

(2)	“Worldwide excluding the United States” consists of individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” consists of individual policies that insure risks wherever they may be across the world but specifically includes the United States.
Aspen Re’s gross written premiums by principal line of business were as follows for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property catastrophe reinsurance	$279.3	18.0%	$273.0	19.3%	$274.3	22.0%
Other property reinsurance	350.3	22.6	328.2	23.2	360.3	28.8
Casualty reinsurance	319.0	20.6	320.6	22.7	287.5	23.0
Specialty reinsurance (1)	599.9	38.8	491.4	34.8	326.8	26.2
Total	$1,548.5	100.0%	$1,413.2	100.0%	$1,248.9	100.0%
 `1
_______________

(1)
Includes gross written premium of $269.7 million (2016 — $178.9 million, 2015 —$Nil) related to AgriLogic. AgriLogic was sold in December 2017 as part of a strategic partnership with CGB Diversified Services, Inc. and in subsequent periods we will report gross written premiums from this partnership within our specialty reinsurance line of business.

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
Silverton provided quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. Silverton’s gross written premiums were $46.7 million for the twelve months ended December 31, 2017, all of which were classified within property catastrophe reinsurance. Silverton was not renewed in 2017 and in the future any such quota share support for Aspen Re will be provided by a separate cell of Peregrine. For more information on Silverton and Peregrine, see Note 7 of our consolidated financial statements, “Variable Interest Entities.” We have also increased our capacity through other collateralized reinsurance arrangements via Aspen Capital Markets.
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
Specialty Reinsurance: Specialty reinsurance is written on an excess of loss and proportional basis and consists of credit and surety reinsurance, agriculture reinsurance, mortgage reinsurance and insurance, marine, aviation, terrorism, engineering, cyber and other specialty lines. Our credit and surety reinsurance business consists of trade credit, surety (mainly European, Japanese and Latin American risks) and mortgage reinsurance and insurance and political risks. Our specialty agricultural reinsurance business covers crop and multi-peril business. Other specialty lines include reinsurance treaties and some insurance policies covering policyholders’ interests in marine, energy, aviation liability, space, contingency, terrorism, engineering, nuclear and personal accident. In addition, specialty reinsurance included admitted and direct U.S. crop insurance. In 2018, we intend to write U.S. crop insurance business previously written via AgriLogic on a reinsurance basis through our strategic partnership with CGB Diversified Services, Inc. (“CGB DS”) via Crop Re Services LLC (“Crop Re”), a newly formed Delaware limited liability company responsible for directing the placement of reinsurance on behalf of CGB DS and CGB Insurance Company (“CGBIC”), an Indiana insurance company affiliate of CGB DS and an RMA licensed crop insurer. For more information on Crop Re, see Note 6 of our consolidated financial statements, “Investments.” We have also increased our capacity through other collateralized reinsurance arrangements via Aspen Capital Markets.
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
The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as set forth in the table below for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$27.6	1.5%	$23.2	1.3%	$17.2	1.0%
Caribbean	7.5	0.4	4.3	0.2	6.8	0.4
Europe (excluding U.K.)	12.5	0.7	10.6	0.6	12.7	0.7
United Kingdom	244.1	13.5	217.3	12.5	208.2	11.9
United States & Canada (1)	955.1	52.7	898.6	51.8	949.4	54.3
Worldwide excluding United States (2)	52.4	2.9	54.2	3.2	66.9	3.8
Worldwide including United States (3)	475.7	26.2	479.6	27.7	447.7	25.6
Others	37.5	2.1	46.0	2.7	39.5	2.3
Total	$1,812.4	100.0%	$1,733.8	100.0%	$1,748.4	100.0%
_______________

(1)	“United States and Canada” consists of individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” consists of individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” consists of individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal line of business within our insurance segment were as follows for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property and casualty insurance	$856.9	47.2%	$858.2	49.5%	$890.6	51.0%
Marine, aviation and energy insurance	385.3	21.3	396.3	22.9	427.3	24.0
Financial and professional lines insurance	570.2	31.5	479.3	27.6	430.5	25.0
Total	$1,812.4	100.0%	$1,733.8	100.0%	$1,748.4	100.0%
 Property and Casualty Insurance: The property and casualty insurance line consists of U.S. and U.K. commercial property, commercial liability, U.S. primary casualty, excess casualty, environmental liability and railroad liability, written on a primary, excess, quota share, program and facultative basis.
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
On a significant portion of our property and casualty insurance contracts we are obligated to offer terrorism coverage under TRIPRA, and now the 2015 TRIA Reauthorization. Wherever possible, we exclude coverage protection against nuclear, biological, chemical or radiological (“NBCR”) attacks. However, certain U.S. states (notably New York and Florida) prohibit admitted market companies, such as AAIC, from fully excluding such perils, resulting in some level of exposures to NBCR as well as fire following such events. In addition, we would expect to benefit from the protection of 2015 TRIA Reauthorization and the over-arching $100 billion industry loss cap (subject to the relevant deductible and co-retention).
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
Professional Liability: Our professional liability business is written out of the United States (including errors and omissions (“E&O”)), the United Kingdom and Bermuda and is written on both a primary and excess of loss basis. The U.K. team focuses on risks in the United Kingdom with some European, Australian and Canadian business while the U.S. team focuses on the United States. We insure a wide range of professions including lawyers, accountants, architects, engineers, doctors and medical technicians. This account also includes a portfolio of technology liability and data protection insurance. The data protection insurance covers firms for first party costs and third party liabilities associated with their breach of contractual or statutory data protection obligations.
Management Liability: Our management liability business is written out of the United States, the United Kingdom and Bermuda. We insure a diverse group of commercial and financial institutions predominantly on an excess basis. Our products include D&O liability, fiduciary liability, employment practices liability, fidelity insurance and blended liability programs including E&O liability. The focus of the account is predominantly on risks headquartered in the U.S. or risks with a material U.S. exposure.
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
Underwriting. Our underwriting activities are managed in two product areas: reinsurance and insurance. For a discussion of our business and business segments, see above “Business — General” and “Business — Business Segments.”
Our Group Chief Executive Officer is supported by our Group Director of Underwriting who assists in the management of the underwriting process by developing our underwriting control framework and acting as an independent reviewer of underwriting activity across our businesses.  We underwrite according to the following principles:

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
We have reinsurance covers in place for the majority of our insurance classes of business on an excess-of-loss basis and/or proportional treaty basis. The excess of loss covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. In 2017, we increased proportional reinsurance protection compared to our previous coverage in 2016 and we anticipate this continuing in 2018. During the third quarter of 2017, we completed a loss portfolio transfer for U.S. primary casualty business lines following a significant change in underwriting approach. In the fourth quarter of 2017, we purchased additional proportional reinsurance cover protecting our U.S. property business and, as part of the sale of AgriLogic, we purchased additional proportional reinsurance for our agriculture insurance account.
In respect of our purchased non-catastrophe specific reinsurance contracts, in 2017 we retained shares in only a few of our excess of loss contracts and proportional reinsurance treaties in the form of co-insurance and we anticipate further reductions in co-insurance in 2018.
With respect to natural perils coverage, we buy protections that cover both our insurance and reinsurance lines of business through a variety of products, including, but not limited to, excess of loss reinsurance, facultative reinsurance, aggregate covers, whole account covers and collaterized products which can be on either an indemnity or an index linked basis. For example, we may purchase industry loss warranty reinsurance which provides retrocessional coverage when insurance industry losses for a defined event exceed a certain level. We expect the type and level of coverage that we purchase will vary over time, reflecting our view of the changing dynamics of the underlying exposure and the reinsurance markets.  We manage our risk by seeking to limit the amount of exposure assumed from any one reinsured and the amount of the aggregate exposure to catastrophe losses from a single event in any one geographical zone. Additionally, in 2017 Aspen Re had quota share protection for worldwide catastrophe losses through its sidecar, Silverton, and in 2018 has the ability to do so through Peregrine and other collateralized reinsurance arrangements.
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
Risk Governance

Board of Directors.  The Board of Directors of the Company (the “Board”) considers effective identification, measurement, monitoring, management and reporting of the risks facing our business to be key elements of its responsibilities and those of the Group Chief Executive Officer and management. Matters relating to risk management that are reserved for the Board include approval of the internal controls and risk management framework and any changes to the Group’s risk appetite statement and key risk limits. The Board also receives reports at each scheduled meeting from the Group Chief Risk Officer and the Chair of the Risk Committee as well as training in risk management processes including the design, operation, use and limitations of the internal model. As a result of these arrangements and processes, the Board, assisted by management and the Board Committees, is able to exercise effective oversight of the operation of the risk management strategy described in “Risk Management Strategy” below.
Board Committees.  The Board delegates oversight of the management of certain key risks to its Risk, Audit and Investment Committees. Each of the committees is chaired by an independent director of the Company who also reports to the Board on the committees’ discussions and matters arising.
Risk Committee:  The purpose of the Risk Committee is to assist the Board in its oversight duties in respect of the management of risk, including:

•	making recommendations to the Board regarding management’s proposals for the risk management framework, risk appetite, key risk limits and the use of our internal model;

•	monitoring compliance with the agreed Group risk appetite and key risk limits; and

•	oversight of the stress and scenario testing process established by management.
Audit Committee:  The Audit Committee is primarily responsible for assisting the Board in its oversight of the integrity of the financial statements. It is also responsible for reviewing the adequacy and effectiveness of the Company’s internal controls and receives regular reports from both internal and external audit in this regard.
Investment Committee:  The Investment Committee is primarily responsible for setting and monitoring the Group’s investment risk and asset allocation policies and ensuring that the Chairman of the Risk Committee is kept informed of such matters.
Management Committees.  The Group also has a number of executive management committees which have oversight of certain risk management processes including the following:
Group Executive Committee:  The Group Executive Committee is the main executive committee responsible for advising the Group Chief Executive Officer on matters relating to the strategy and conduct of the Group’s business.
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
Reserve Committee:  The Reserve Committee is responsible for managing reserving risk and making recommendations to the Group Chief Executive Officer and the Group Chief Financial Officer relating to the appropriate level of reserves to include in the Group’s financial statements.
Underwriting Committee:  The purpose of the Underwriting Committee is to assist the Group Chief Executive Officer in his oversight duties in respect of the management and control of underwriting risk, including oversight of the independent review of the quality of each team’s underwriting.
Reinsurance Credit Committee:  The purpose of the Reinsurance Credit Committee is to seek to minimize credit risks arising from insurance and reinsurance counterparties by the assessment and monitoring of collateralized reinsurance arrangements, direct cedants, intermediaries and reinsurers.
Group Operations Committee: The purpose of the Group Operations Committee is to oversee the Group’s operational support functions to ensure that they are strategically aligned to provide coordinated, efficient and cost effective operational support to the execution of the Group’s underwriting plans.
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

Risk Management Strategy
We operate an integrated enterprise-wide risk management strategy designed to deliver shareholder value in a sustainable and efficient manner while providing a high level of policyholder protection. The execution of our integrated risk management strategy is based on:

•
the establishment and maintenance of an internal control and risk management system based on a three lines of defense approach to the allocation of responsibilities between risk accepting units (first line), risk management activity and oversight from other central control functions (second line) and independent assurance (third line);

•	identifying material risks to the achievement of the Group’s objectives including emerging risks;

•	the articulation at Group level of our risk appetite and a consistent set of key risk limits for each material component of risk;

•	the cascading of risk appetite and key risk limits for material risks to each operating subsidiary and, where appropriate, risk accepting business units;

•	measuring, monitoring, managing and reporting risk positions and trends;

•	the use, subject to an understanding of its limitations, of the internal model to test strategic and tactical business decisions and to assess compliance with the risk appetite statement; and

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

Risk Appetite Statement.  The risk appetite statement is a central component of the Group’s overall risk management framework and is approved by the Board. It sets out, at a high level, how we think about risk in the context of our business model, Group objectives and strategy. It sets out boundary conditions and limits for the level of risk we assume, together with a statement of the reward we aim to receive for this level of risk. Our risk appetite statement comprises the following components:

•	Risk preferences: a high level description of the types of risks we prefer to assume and those we prefer to minimize or avoid;

•	Return objective: a description of the return on capital we seek to achieve, subject to our risk constraints;

•	Volatility constraint: a target limit on earnings volatility; and

•	Capital constraint: a minimum level of risk adjusted capital.
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
Regulatory risk: The risk of non-compliance with regulatory requirements, including ensuring we understand and comply with changes to those requirements is assessed and managed as operational risk. There is a residual risk that changes in regulation impact our ability to operate profitably in some jurisdictions or some lines of business.

Taxation risk: The risk that we do not understand, plan for and manage our tax obligations is assessed and managed as operational risk. There is a residual risk that changes in taxation impact our ability to operate profitably in some jurisdictions or some lines of business.
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
The following tables show our gross written premiums by broker for each of our segments for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$374.5	24.2%	$394.6	27.9%	$367.2	29.4%
Marsh & McLennan Companies, Inc.	321.8	20.8	285.1	20.2	307.2	24.6
Willis Group Holdings, Ltd.	315.8	20.4	291.8	20.6	291.0	23.3
Others (1)	536.4	34.6	441.7	31.2	283.5	22.7
Total	$1,548.5	100.0%	$1,413.2	100.0%	$1,248.9	100.0%
_______________

(1)
Includes gross written premium of $269.7 million (2016 — $178.9 million, 2015 —$Nil) related to AgriLogic which we purchased in January 2016 and sold in December 2017 as part of a strategic partnership with CGB DS.

	Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016		Twelve Months Ended December 31, 2015
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Marsh & McLennan Companies, Inc.	$214.3	11.9%	$177.1	10.2%	$155.1	8.9%
Aon Corporation	176.5	9.7	183.1	10.6	192.5	11.0
Willis Group Holdings, Ltd.	123.4	6.9	137.8	7.9	142.7	8.2
Ryan Specialty	94.7	5.2	89.9	5.2	106.7	6.1
CRC Swett	87.3	4.8	75.4	4.3	83.1	4.8
Amwins	86.8	4.8	66.6	3.8	76.2	4.4
Arthur J Gallagher (UK) Limited	69.7	3.8	45.1	2.6	33.1	1.9
Jardine Lloyd Thompson Ltd.	56.6	3.1	47.7	2.8	49.4	2.8
Lockton	55.9	3.1	49.8	2.9	35.0	2.0
Others	847.2	46.7	861.3	49.7	874.5	50.0
Total	$1,812.4	100.0%	$1,733.8	100.0%	$1,748.4	100.0%

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
Investments
The Investment Committee of the Board establishes investment guidelines and supervises our investment activity. The Investment Committee regularly monitors our overall investment results and performance against our investment objectives and guidelines. These guidelines specify minimum criteria on the overall credit quality and liquidity characteristics of the portfolio, and include limitations on the size of certain holdings and restrictions on purchasing certain types of securities. Management and the Investment Committee review our investment performance and assess credit and market risk concentrations and exposures to issuers. We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims.
In the course of 2017, we engaged BlackRock Financial Management Inc., Alliance Capital Management L.P., Deutsche Investment Management Americas Inc., Pacific Investment Management Company LLC, Goldman Sachs Asset Management L.P. and Conning Asset Management Limited to provide investment advisory and management services for our portfolio of fixed income and equity investments. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.
The total return of our investable assets, defined as the total of investments, cash and cash equivalents, excluding catastrophe bonds and funds held by variable interest entities (the "Managed Portfolio") for the twelve months ended December 31, 2017 was 3.4% (2016 — 2.2%). Total return is calculated based on total net investment return (i.e, net of investment management fees) including interest on cash equivalents, realized gains and losses and any change in unrealized gains/losses on our investments, divided by the average market value of our "Managed Portfolio" during the twelve months ended December 31, 2017.
Fixed Income Portfolio.  We employ an active investment strategy that focuses on the outlook for interest rates, the yield curve and credit spreads. In addition, we manage the duration of our fixed income portfolio having regard to the average liability duration of our reinsurance and insurance risks.
As at December 31, 2017, the fixed income portfolio duration was 3.90 years (2016 — 3.89 years). As at December 31, 2017, the fixed income portfolio book yield was 2.56% compared to 2.49% as at December 31, 2016.
Emerging Market Debt Portfolio. As at December 31, 2017, we had a 4.0% position in U.S. Dollar BBB Emerging Market Debt.
Gross Unrealized Losses. As at December 31, 2017, we held 761 available for sale fixed income securities (December 31, 2016 — 677 fixed income securities) in an unrealized loss position with a fair value of $2,902.7 million (2016 — $2,554.1 million) and gross unrealized losses of $33.8 million (2016 — $40.8 million). We believe that the gross unrealized losses are attributable mainly to a combination of widening credit spreads and interest rate movements. We have assessed these securities which are in an unrealized loss position and believe the decline in value to be temporary.
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
Non-U.S. Government Securities.  Non-U.S. government securities are composed of bonds issued and guaranteed by foreign governments and their agents including, but not limited to, the U.K., Australia, Canada, France and Germany.
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
We compete with major U.S., U.K., Bermudian, European and other international insurers and reinsurers and underwriting syndicates from Lloyd’s, some of which have longer operating histories, more capital and/or more favorable ratings than we do, as well as greater marketing, management and business resources. We also compete with capital market participants that create alternative products, such as catastrophe bonds, that are intended to compete with traditional reinsurance products. The availability of these non-traditional products could reduce the demand for both traditional insurance and reinsurance products.
Our competitors include, but are not limited to, American International Group, Inc., Arch Capital Group Ltd., Axis Capital Holdings Limited, Chubb Limited, Sompo International, Everest Re Group Limited, Hannover Re, Lancashire Holdings Limited, Munich Re, PartnerRe Ltd., QBE Insurance Group Limited, Renaissance Re Holdings Ltd., SCOR SA, Swiss Re, Validus Holdings Ltd., XL Catlin and various Lloyd’s syndicates.

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of (re)insurance companies and are important to our ability to market and sell our products and services. Rating organizations continually review the financial positions of insurers, including us. As at February 1, 2018, our Operating Subsidiaries were rated as follows:

Aspen U.K.:
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Strong - Negative outlook) (sixth highest of twenty-two levels)
Moody’s	A2 (sixth highest of twenty-one levels) (Negative outlook)
Aspen Bermuda:
A.M. Best	A (Excellent) (third highest of fifteen levels)
S&P	A (Strong - Negative outlook) (sixth highest of twenty-two levels)
Moody’s	A2 (sixth highest of twenty-one levels) (Negative outlook)
Aspen Specialty:
A.M. Best	A (Excellent) (third highest of fifteen levels)
AAIC:
A.M. Best	A (Excellent) (third highest of fifteen levels)

These ratings reflect A.M. Best’s, S&P’s and Moody’s respective opinions of the ability of Aspen U.K., Aspen Bermuda, Aspen Specialty and AAIC to pay claims and are not evaluations directed to investors in our ordinary shares and other securities and are not recommendations to buy, sell or hold our ordinary shares and other securities. A.M. Best maintains a letter scale rating system ranging from “A++” (Superior) to “F” (in liquidation). S&P maintains a letter scale rating system ranging from “AAA” (Extremely Strong) to “D” (Default). Moody’s maintains a letter scale rating system ranging from “Aaa” (Exceptional) to “C” (Lowest). Aspen Specialty’s and AAIC’s ratings reflect the Aspen group rating issued by A.M. Best. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, A.M. Best, S&P and Moody’s, respectively. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for details of recent ratings actions.
Employees
As at December 31, 2017, we employed 1,334 persons in the following countries:

Country	As at December 31, 2017	As at December 31, 2016
United Kingdom	686	658
United States (1)	499	797
Bermuda	55	56
Switzerland	32	39
Singapore	33	23
Ireland	11	12
Dubai	8	6
France	4	4
Germany	3	4
Australia	3	3
Total	1,334	1,602
_______________

(1)	The decrease in the number of employees at year end 2017 in the United States is largely associated with the sale of AgriLogic in December 2017.

We believe that relations with our employees, none of which are subject to collective bargaining agreements, are good.

Regulatory Matters
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. The discussion below summarizes the material laws and regulations applicable to our Operating Subsidiaries and, where relevant, Peregrine, Silverton and Aspen Capital Markets. Our Operating Subsidiaries have met or exceeded the solvency margins and ratios applicable to them under relevant law and regulation as at December 31, 2017 and December 31, 2016.
Bermuda Regulation
The Insurance Act 1978, as amended (the “Insurance Act”), regulates insurance companies in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act applies to both insurance and reinsurance business. We have one Bermuda-based Operating Subsidiary, Aspen Bermuda, a Class 4 insurer under the Insurance Act. We also have Peregrine and Silverton licensed as Special Purpose Insurers (“SPI”) under the Insurance Act. We also have a Bermuda-based insurance management subsidiary, ACM, which is registered under the Insurance Act as an insurance manager and as an insurance agent.
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
Group Supervision.  The BMA has implemented a framework for group supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts insurance business. Where the BMA determines that it is the group supervisor, it shall designate a specified insurer that is a member of the insurance group to be the “designated insurer” in respect of that insurance group and it shall give written notice to the designated insurer and other competent authorities that it is the group supervisor. Pursuant to the Insurance Act, the BMA acts as the group supervisor of the Aspen group of companies and has designated Aspen Bermuda as the designated insurer. The role of the designated insurer is to facilitate and maintain compliance by the group with the Group Rules (as defined below).
In carrying out its functions, the BMA makes rules for assessing the financial situation and the solvency position of the Group and/or its members and rules in respect of the system of governance and risk management of the insurance group and supervisory reporting and disclosures of the insurance group.
The current supervision, solvency and public disclosure rules (together, the “Group Rules”) apply to our Group so long as the BMA remains our Group supervisor. Through the Group Rules, the BMA may take action which affects the Company. Significant requirements of the Group Rules are set out below.
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
The group statutory financial return must consist of the following documents: a cover sheet, an insurance group business solvency certificate, particulars of ceded reinsurance comprising of the top ten unaffiliated reinsurers for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group’s statutory capital and surplus, any adjustments applied to the group financial statements by the group to produce the economic balance sheet in the form of a reconciliation and a list of non-insurance financial regulated entities owned by the group.
Every insurance group must prepare and submit, on an annual basis, consolidated audited financial statements including notes to the financial statements of the parent company of the group prepared under GAAP Standards (“Group Financial Statements”). The Group Financial Statements must be audited annually by the group’s approved auditor who must prepare an auditor’s report in accordance with generally accepted auditing standards. The designated insurer is required to file with the BMA annually the audited Group Financial Statements within five months from the end of the relevant financial year, or such longer period as permitted by the BMA not exceeding eight months, and shall be accompanied by an unaudited statement for public disclosure with respect to the group’s compliance with the MSM and Group Enhanced Capital Requirement (“ECR”). The Group Financial Statements are published by the BMA on its website.
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
Group Capital and Solvency Return. Every insurance group must also prepare and submit a group capital and solvency return (“Group CSR”) in accordance with the Group Rules, which must consist of the following documents: a Group CSR declaration, the Group Bermuda Solvency Capital Requirement (“BSCR”), a risk-based capital adequacy model, and associated schedules, a Group Solvency Self-Assessment (“GSSA”), a Financial Condition Report and an opinion of a BMA approved Group Actuary on the economic balance sheet technical provisions. The Group Rules require that the insurance group perform the GSSA, which provides a determination of both the quality and quantity of the capital required to adequately cover material risks, at least annually. The Group CSR declaration must be signed by two directors of the parent company, one of which may be the chief executive, and either the chief risk officer or the chief financial officer of the parent company. The Group CSR must be filed within five months after the end of the financial year or such longer period, not exceeding eight months, as the BMA may determine.
Group Minimum Solvency Margin and Group Enhanced Capital Requirements. Aspen Holdings must ensure that the group’s statutory assets exceed the amount of its statutory liabilities by the aggregate minimum margin of solvency of each qualifying member. A member is a qualifying member of the insurance group if it is subject to solvency requirements in the jurisdiction in which it is registered.
Every insurance group must maintain available capital and surplus in an amount equal to or exceeding its Enhanced Capital Requirement (“ECR”). An insurance group’s ECR is to be calculated at the end of its relevant year by reference to either the BSCR Model or a BMA approved group internal capital model. For the financial year ending December 31, 2017, Aspen Holdings has relied on the BSCR model.
The BMA expects insurance groups to operate at or above a group Target Capital Level (“TCL”) which exceeds the Group ECR. The TCL for insurance groups is set at 120% of its Group ECR. The Group holds capital in excess of its TCL as at December 31, 2017.
Economic Balance Sheet Framework. The Economic Balance Sheet (“EBS”) framework is an accounting balance sheet approach using market consistent values for all current assets and current obligations relating to in-force business which applies to commercial insurers and insurance groups for which the BMA is group supervisor from the 2016 financial year end. The EBS framework is embedded as part of the Group CSR and forms the basis for the insurer’s ECR.
Public Disclosures. The Group Rules also include the requirement for insurance groups to prepare and publish a Financial Condition Report (“FCR”). Among other things, the FCR must provide details of measures governing business operations, the corporate governance framework, solvency and the financial performance of an insurance group. The FCR is publicly disclosed and is intended to provide additional information to the public in relation to the group’s business model, whereby they can make an informed assessment on whether the business is run in a prudent manner. The FCR is required to be filed with the BMA on or before the filing date of the Group CSR (May 31st of each year for Aspen Holdings) and will need to be published on the insurance group’s website, no later than fourteen days after being filed with the BMA.
Group Eligible Capital. The Group Rules also outline the eligible capital regime for insurance groups. The tiered capital system classifies all capital instruments into one of three tiers based on their “loss absorbency” characteristics with the highest quality capital classified as Tier 1 Capital and lesser quality capital classified as either Tier 2 Capital or Tier 3 Capital.
Group Governance. The Group Rules require Aspen Holdings to establish and effectively implement corporate governance policies and procedures, which it must periodically review to ensure they continue to support the overall organizational strategy of the group. In particular, Aspen Holdings must: (i) ensure that operational and oversight responsibilities of the group are clearly defined and documented and that the reporting of material deficiencies and fraudulent activities are transparent and devoid of conflicts of interest; (ii) establish systems for identifying on a risk sensitive basis those policies and procedures that must be reviewed annually and those policies and procedures that must be reviewed at other regular intervals; (iii) establish a risk management and internal controls framework and ensure that it is assessed regularly and such assessment is reported to the parent company board and the chief and senior executives; (iv) establish and maintain sound accounting and financial reporting procedures and practices for the group; and (v) establish and keep under review group functions relating to actuarial, compliance, internal audit and risk management functions which must address certain specific requirements as set out in the Group Rules.

A second Supervisory College was held by relevant regulators of the Group (i.e., the BMA, the PRA, North Dakota and Texas) in July 2017. Supervisory Colleges are a regular and integral part of the group supervision process. It is a regulatory tool intended to facilitate supervision both on a group and legal entity level and it allows involved supervisors from various jurisdictions to acquire a better understanding of the group with respect to risk exposures and inherent risks, financial position and soundness, capital adequacy, business activities, as well as risk management and governance systems. As with the first Supervisory College (which was held in April 2016), no material issues were identified.
Local Entity Supervision.  Aspen Bermuda, as an insurer carrying on general insurance business under the Insurance Act, is registered as a Class 4 insurer. In addition, the Insurance Act outlines provisions for SPIs, such as Peregrine and Silverton.
Principal Representative, Head and Principal Office. The Insurance Act requires every insurer, such as Aspen Bermuda, to appoint and maintain a principal representative resident in Bermuda and to maintain a principal office in Bermuda. The principal representative must be knowledgeable in insurance and is responsible for arranging the maintenance and custody of the statutory accounting records and for ensuring that the annual Statutory Financial Return, Statutory Financial Statements and Capital and Solvency Return for the insurer are filed. The principal representative is also responsible for notifying the BMA where the principal representative believes there is a likelihood of Aspen Bermuda becoming insolvent or that a reportable “event” under the Insurance Act has, to the principal representative’s knowledge, occurred or is believed to have occurred.
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
Loss Reserve Specialist. Class 4 insurers are required to submit an opinion of their BMA approved loss reserve specialist with their capital and solvency return in respect of their EBS technical provisions.
Annual Financial Statements and Annual Statutory Financial Return. As prescribed by the Insurance Act, Aspen Bermuda, a Class 4 insurer, must prepare annual statutory financial statements. The statutory financial return shall consist of an insurer information sheet, a report of the approved independent auditor on the GAAP financial statements, a statutory balance sheet, a statutory statement of income, a statutory statement of capital and surplus, notes to the statutory financial statements and a statutory declaration of compliance.
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
Annual Capital and Solvency Return. Class 4 insurers are required to file a capital and solvency return in respect of their general business which must consist of the following documents: a CSR declaration, the BSCR and associated schedules, a Commercial Insurer's Solvency Self-Assessment (“CISSA”), a Financial Condition Report and an opinion of a BMA approved Loss Reserve Specialist on the economic balance sheet technical provisions. The Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement) Rules 2008 require that the insurer perform the CISSA, which provided a determination of both the quality and quantity of the capital required to adequately cover material risks, at least annually. The CISSA allows the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The CSR declaration must be signed by two directors of the company, one of which may be the Chief Executive Officer and either the Chief Risk Officer or the Chief Financial Officer. The CSR must be filed within four months after the end of the financial year or such longer period, not exceeding seven months, as the BMA may determine.
Public Disclosures. Commercial insurers are required to prepare an FCR providing details of, among other things, measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer. Where the commercial insurer is part of an insurance group. As Group Supervisor, the BMA may waive the submission of the legal entity FCR and may require the submission of the Group FCR which must clearly include information specific to the insurer. Aspen Bermuda has been granted a waiver for the submission of the legal entity FCR for the financial year ending December 31, 2017.

Enhanced Capital Requirements and Minimum Solvency Margin. The BSCR employs a standard mathematical model that correlates the risk underwritten by Bermuda insurers to the capital that is dedicated to their business. The BSCR applies a standard measurement format to the risk associated with an insurer’s assets, liabilities and premiums, including a formula to take account of the catastrophe risk exposure. Aspen Bermuda must maintain available capital and surplus in an amount equal to or exceeding its ECR calculated using the BSCR model.
In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA expects that insurers operate at or above a threshold captive level (termed the target capital level (“TCL”)), which exceeds an insurer’s ECR. The TCL for a Class 4 insurer is set at 120% of ECR. Aspen Bermuda holds capital in excess of its TCL as at December 31, 2017.
As a Class 4 Insurer, Aspen Bermuda is also required to meet a minimum margin of solvency, which is the minimum amount by which the value of the general business assets of the insurer must exceed its general business liabilities, being equal to the greater of: (i) $100,000,000; or (ii) 50% of net premiums written (being gross premiums written less any premiums ceded by the insurer (not exceeding 25% of gross premiums)) in its current financial year; or (iii) 15% of net losses and loss expense provisions and other insurance reserves; or (iv) 25% of the ECR reported at the end of its relevant year.
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
Restrictions on Dividends, Distributions and Reduction of Capital.  Aspen Bermuda, Peregrine, Silverton and Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities. Further, as mandated by the Insurance Act, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
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
Unlike other (re)insurers, SPIs are fully funded to meet their (re)insurance obligations and are deemed “bankruptcy remote”. As a result, the application and supervision processes are streamlined to facilitate the transparent structure. As SPIs, Peregrine and Silverton need to maintain a minimum solvency margin by which the value of the special purpose business assets must exceed its special purpose business liabilities by at least $1.00. Further, SPIs are currently not required to file annual loss reserve specialist opinions. SPIs are required to file electronic statutory financial returns via an E-SFR system. The BMA has the discretion to modify such insurer’s statutory filings requirements under the Insurance Act. Like other (re)insurers, the principal representative of an SPI has a duty to inform the BMA in relation to solvency matters, where applicable.
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
Each of Aspen Holdings and Aspen Bermuda is required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters.
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

ACM is required to notify the BMA in writing in the event of any person becoming or ceasing to be a shareholder, controller or officer of ACM within 14 days of such change.

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
In 2016, the BMA introduced an Insurance Manager Code of Conduct (the “Manager Code”) that insurance managers such as ACM are required to comply with. The Manager Code establishes duties, requirements and standards to be complied with by insurance managers registered under the Insurance Act, including the procedures and principles to be observed by such persons.
U.K. and E.U. Regulation
General. U.K. insurance companies are regulated by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). The PRA is responsible for prudential regulation of banks, building societies, credit unions, insurers and major investment firms and the FCA is responsible, among other things, for the regulation of the conduct of business of financial services firms.
Aspen U.K. is authorized by the PRA to effect and carry out contracts of insurance (which includes reinsurance) in the U.K. in all classes of general (non-life) business and is regulated by both the PRA and the FCA for prudential and conduct of business matters respectively.
An insurance company with authorization to write insurance business in the U.K. may currently provide cross-border services in other member states of the European Economic Area (“EEA”) subject to having notified the appropriate EEA host state regulator via the PRA prior to commencement of the provision of services and the appropriate EEA host state regulator not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another member state, subject to it also notifying the appropriate EEA host state regulator via the PRA. Aspen U.K. notified the Financial Services Authority (the “FSA”) (the PRA’s predecessor) of its intention to write insurance and reinsurance business in all other EEA member states. As a result, Aspen U.K. is licensed to write insurance business under the “freedom of services” within all EEA member states and under the “freedom of establishment” rights in France, Germany and Ireland (freedom of services and freedom of establishment rights together, “Passporting Rights”) contained in the European Council’s Insurance Directives. As a general insurer Aspen U.K. is able to carry out reinsurance business on a cross-border services basis across the EEA. The PRA is responsible for prudential regulation of Aspen U.K.’s European branches and the FCA and the appropriate EEA host state regulators are responsible for the conduct of business regulation of those branches.
Following the United Kingdom’s decision to withdraw from the E.U. (“Brexit”), our U.K. operations could lose their EEA financial services Passporting Rights. For more information on the uncertainty surrounding the implementation and effect of Brexit, please see “Risk Factors —The United Kingdom’s decision to withdraw from the E.U. could adversely impact our business, results of operations and financial condition” below.
The PRA and the FCA have extensive powers to intervene in the affairs of an authorized person, culminating in the ultimate sanction of the removal of authorization to carry on a regulated activity. The PRA and the FCA have power, among other things, to enforce and take disciplinary measures in respect of breaches of their rules by authorized firms and approved persons.
Supervision.  The PRA’s most recent review of Aspen U.K. was in July 2017 when they undertook their Periodic Summary Meeting. The FCA conducted a review of Aspen U.K. in February 2015. No material issues were raised as a result of these reviews and for the small number of areas where additional work was requested this has subsequently been completed.
Restrictions on Dividend Payments.  The company law of England and Wales prohibits Aspen U.K., AMAL or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory rules impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each authorized insurance company within its jurisdiction to maintain its solvency margin at all times. In line with common market practice for regulated institutions, the PRA previously requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s resulting capital position are within Aspen U.K.’s board-approved solvency capital risk appetite.
Solvency Requirements. An E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers, known as Solvency II (the “Solvency II Directive”), was adopted by the European Parliament in April 2009 and implemented on January 1, 2016. Under the Solvency II regime, an insurer has the option of seeking the approval of a full or partial internal model from its regulator or to use a standard formula to calculate its capital requirements. On December 5, 2015, Aspen U.K. received approval from the PRA to use an agreed Internal Model to calculate its Solvency Capital Requirement (“SCR”) for Aspen U.K. and Aspen European as from January 1, 2016. Aspen U.K. is required to ensure that the Internal Model operates properly on a continuous basis and that it continues to comply with the “Solvency Capital Requirements - Internal Models” provisions as set out in the PRA rulebook and Solvency II Delegated Acts. If Aspen U.K. fails to comply with these requirements, the PRA may revoke Aspen U.K.’s approval to use the Internal Model or apply a capital buffer to the SCR calculated by the Internal Model. Aspen U.K. must maintain the ability to calculate its SCR using the Standard Formula as prescribed by European Insurance and Occupational Pensions Authority (“EIOPA”) in accordance with the Solvency II Directive. Aspen U.K. is required to maintain a minimum margin of solvency equivalent to its SCR at all times, the calculation of which depends on the type and amount of insurance business written. The financial resources maintained in support of the SCR must be adequate, both as to amount and quality, to ensure that there is no significant risk that Aspen U.K.’s liabilities cannot be met as they fall due. If the PRA considers that there are insufficient capital resources, it can give guidance advising an insurer of the amount and quality of capital resources it considers necessary for that insurer. For more information regarding the risks associated with Solvency II, please refer to Item 1A, “Risk Factors.”
Under the Solvency II regime, solvency requirements apply to both Aspen U.K. and Aspen European. Aspen U.K. is also required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance activities in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements as at December 31, 2017.
Solvency II Regime Reports and Returns. Under the Solvency II regime, Aspen U.K. is required to disclose to the PRA quarterly and annually Quantitative Reporting Templates (“QRTs”) and, at least every three years, a narrative Regular Supervisory Report (“RSR”). Both of these are submitted directly to the regulator. The QRTs report on a mixture of quantitative information on a Solvency II and local GAAP basis, which includes among others, the balance sheet and own funds, Solvency II capital position, invested assets, premiums, claims and technical provisions, reinsurance and group specific information. The RSR includes both qualitative and quantitative information and is more forward looking. In addition Aspen U.K. must complete a set of annual National Specific Templates (“NSTs”) required by the PRA which are applicable to solo firms only. An annual Solvency and Financial Condition Report (“SFCR”), which is a public document and on the Group’s website, must be completed and must include a mixture of narrative information and a sub-set of the QRTs. Similarly, an annual Own Risk and Solvency Assessment  (“ORSA”) must be completed for Aspen U.K. and submitted to the PRA. In 2016, the PRA notified Aspen U.K. that it had been granted a waiver for five years absolving it from the requirement to produce the QRTs, RSR, SFCR and ORSA at EEA-sub-group level due to Aspen Bermuda being subject to equivalent Group supervision. Certain quantitative and qualitative information included in the “Valuation for solvency purposes” and “Capital management” sections of the SFCR of insurers prepared at the solo, group and sub group level are subject to review by external auditors. However the sections of the SFCR which refer to metrics derived from an approved full or partial internal model are exempt from such review.
There are additional returns required by local regulators for Aspen U.K.’s branches in Australia, Canada, Ireland and Singapore and its insurance and reinsurance branches in Switzerland.
Change of Control Prior Notifications.  The PRA and the FCA regulate the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under the Financial Services and Markets Act 2000 (“FSMA”). Any legal entity or individual that (together with any person with whom it or he is “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares of the Company would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the PRA and the FCA of his intention to do so. The PRA and the FCA would then have upwards of sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. or AMAL (as relevant) by the PRA and the FCA. Failure to make the relevant prior application would constitute criminal offense. A person who is already deemed to have “control” will require prior approval of the PRA and the FCA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%.
PRA, FCA and Bank of England Powers Over Unregulated Parent Companies. The Financial Services Act 2012 created additional powers for the FCA, PRA and the Bank of England to impose requirements on U.K. parent companies, such as Aspen European, of certain regulated firms. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the new powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. How the FCA, PRA and Bank of England will exercise these powers over unregulated holding companies remains uncertain but the FCA, PRA and Bank of England have indicated that they will be used rarely and only where the other regulatory tools available are ineffective.

Senior Insurance Managers Regime. As part of the implementing measures of Solvency II, Aspen U.K. and AMAL responded to the requirements of the Senior Insurance Managers Regime (“SIMR”). Firms are required to have governance maps in place detailing the positions of senior personnel and key functions (used by the PRA and FCA in its supervision of Aspen U.K. and AMAL) and are required to submit “Grandfathering Notifications” to the PRA to enrol existing senior managers within the new regime. The Senior Insurance Managers Regime came into full effect in 2016. The FCA and PRA are seeking to align the existing SIMR for insurers with the Senior Managers and Certification Regime (“SM&CR”). The SM&CR is an enhanced individual accountability framework which presently applies to directors and senior managers of banks and PRA investment firms. The FCA has announced that the SM&CR will be extended in the future to apply to all FCA authorised firms, and will replace the approved person regime. SIMR, which presently applies to insurers, will be amended to conform with the SM&CR rules and align the requirements with those already in place for banks and PRA investment firms. The final proposals of the FCA and PRA for such amendments are expected to become effective from late 2018.
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
In 2010, Aspen U.K. received approval from FINMA to establish another branch in Zurich, Switzerland to write insurance products. The activities of the Switzerland insurance branch are regulated by FINMA pursuant to the Insurance Supervision Act (Switzerland). In 2016, it was confirmed that FINMA was obliged to supervise the reinsurance operations of Aspen U.K.’s Swiss branch as a result of having both insurance and reinsurance operations in Switzerland.
Supervision.  FINMA conducted a review of Aspen U.K.’s Swiss operations in November 2016. No material issues were identified.
Singapore
General.  In 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a reinsurance branch in Singapore. The activities of the Singapore branch are regulated by the MAS pursuant to The Insurance Act of Singapore. Aspen U.K. is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and in that capacity is separately regulated by ACRA pursuant to The Companies Act of Singapore. AMAL set up a subsidiary company, Aspen Singapore Pte. Ltd. (“ASPL”), to access insurance business in Singapore and regulatory approval for ASPL to act as an intermediary was received from the MAS in 2015. ASPL was incorporated by ACRA in 2015 as a local company regulated by the Companies Act of Singapore.
Supervision.  The MAS conducted a review in August 2016 of the Singapore branch of Aspen U.K. No material issues were identified.
Canada
General.  Aspen U.K. has a Canadian branch whose activities are regulated by the Office of the Superintendent of Financial Institutions (“OSFI”). OSFI is the federal regulatory authority that supervises Canadian and non-Canadian insurance companies operating in Canada pursuant to the Insurance Companies Act (Canada). In addition, the branch is subject to the laws and regulations of each of the provinces and territories in which it is licensed.
Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in September 2014. No material issues were identified.
Australia
General.  In 2008, Aspen U.K. received authorization from the Australian Prudential Regulation Authority (“APRA”) to establish a branch in Australia. The activities of the Australian branch are regulated by APRA pursuant to the Insurance Act of Australia 1973. Aspen U.K. is also registered by the Australian Securities and Investments Commission as a foreign company in Australia under the Corporations Act of Australia 2001.
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

Dubai

General. AUKSSL has established a branch in Dubai through which it places reinsurance business into Aspen U.K. The Dubai Financial Services Authority confirmed its approval of the branch in 2015.
Lloyd’s Regulation
General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is a Lloyd’s corporate member. AMAL is authorized by the PRA and regulated by the FCA and the PRA. AMAL received FSA (predecessor to the PRA and FCA) authorization in 2008. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. AMAL received authorization from Lloyd’s for Syndicate 4711 also in 2008. The PRA and the FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K. The Lloyd’s market is authorized by the PRA and regulated by both the PRA and the FCA and is required to implement certain rules prescribed by the PRA and the FCA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and the FCA directly monitor Lloyd’s managing agents’ compliance with their own regulatory requirements. If it appears to the PRA or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, they may intervene in accordance with their powers under the FSMA. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s byelaws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AMAL and their respective directors, are subject to the Lloyd’s supervisory regime.
Supervision.  AMAL was in scope for the PRA Periodic Summary Meeting performed in July 2017. No material issues were raised as a result of this review.
Solvency Requirements.  Underwriting capacity of a member of Lloyd’s must be supported by providing a deposit (referred to as “Funds at Lloyd’s”) in the form of cash, securities or letters of credit in an amount determined in accordance with Lloyd’s requirements and the Solvency II regime. The amount of such deposit is calculated for each member through the completion of an annual capital adequacy exercise. Under these requirements, Lloyd’s must demonstrate that each member has sufficient assets to meet its underwriting liabilities plus a required solvency margin. This margin can have the effect of reducing the amount of funds available to distribute as profits to the member or increasing the amount required to be funded by the member to cover its solvency margin. In 2015, Lloyd’s received confirmation that its application to use its Internal Model to calculate its SCR was approved by the PRA. Effective in 2016, Lloyd’s Internal Model has been used to calculate Lloyd’s capital requirement.
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
If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2018 underwriting year is $736.0 million (2017 underwriting year — $737.0 million). Above this level, it requires consent of members voting at a general meeting.
Jersey Regulation
General.  In 2010, we purchased APJ Jersey, a Jersey registered insurance company, which is subject to the jurisdiction of the Jersey Financial Services Commission (“JFSC”). The JFSC sets the solvency regime for those insurance companies under its jurisdiction. APJ Jersey holds funds in excess of the minimum requirement.
Supervision.  JFSC undertook a review of APJ Jersey in March 2013. No material matters were identified.
U.S. Regulation
General. AAIC is a Texas-domiciled insurance company and is licensed to write insurance on an admitted basis in 50 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, AAIC is a certified surety company approved by the U.S. Department of the Treasury and an approved insurance provider for crop insurance by the U.S. Department of Agriculture.
We also write surplus lines policies through Aspen Specialty, Aspen U.K. and AMAL. Aspen Specialty is an insurance company domiciled and licensed in North Dakota and is therefore subject to North Dakota laws and regulations applicable to domestic insurers. Aspen Specialty is not licensed in any other state, however it is eligible to write surplus lines policies on a non-admitted basis in all 50 U.S. states and the District of Columbia. Aspen Specialty accepts business only through licensed surplus lines brokers and does not market directly to the public.
Aspen U.K. is not licensed in any state in the U.S., however it is an alien insurer eligible to write surplus lines business in all 50 U.S. States, the District of Columbia and other U.S. jurisdictions based on its listing in the Quarterly Listing of the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. As noted above, we participate in the Lloyd’s market through our ownership of AMAL and AUL; AMAL is the managing agent for Syndicate 4711, and AUL provides underwriting capacity to Syndicate 4711 and is therefore a Lloyd’s corporate member. Syndicate 4711 also appears on the IID. As of December 31, 2017, Aspen U.K.’s and Syndicate 4711’s surplus lines trust funds were $195.0 million.
Following the enactment of the Non-Admitted and Reinsurance Reform Act (the “NRRA”), as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), no U.S. state can prohibit a surplus lines broker from placing business with a non-admitted insurer domiciled outside the U.S., such as Aspen U.K., that appears on the IID. IID listed insurers are required to report and continually maintain a capital and/or surplus amount of $45 million. As a matter of U.S. federal law, this means that Aspen U.K. should be surplus lines eligible in every U.S. state, even in states where Aspen U.K. had not previously been an eligible surplus lines insurer. Some states have developed eligibility standards and filing requirements separate from the IID listing, and our satisfaction of this additional listing or filing requirement is necessary to maintain our eligibility and acceptance by surplus lines brokers in those states.
Aspen Specialty, Aspen U.K. and AMAL are subject to limited state insurance regulations in states where they are surplus lines eligible. Specifically, rate and form regulations otherwise applicable to admitted insurers generally do not apply to Aspen Specialty, Aspen U.K. and AMAL’s surplus lines transactions. In addition, because Aspen U.K. is not licensed under the laws of any U.S. state, U.S. solvency regulation tools, including risk-based capital standards, investment limitations, credit for reinsurance and holding company filing requirements, otherwise applicable to admitted insurers do not generally apply to alien surplus lines insurers such as Aspen U.K. However, Aspen U.K. and AMAL are subject to federal and state incidental regulations in areas such as those pertaining to federal reporting related to terrorism coverage and post-disaster emergency orders. We monitor federal and state regulations and directives and comply as necessary for all affected subsidiaries.
Aspen Management is a Massachusetts corporation licensed as a surplus lines broker in Massachusetts, Connecticut, Georgia, New York and Texas. ASIS is a California limited liability company licensed as a surplus lines broker in California. Aspen Management and ASIS serve as surplus lines brokers only for companies within the Aspen Group, and do not act on behalf of non-Aspen third parties or market directly to the public.
Aspen Re America is a Delaware corporation and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. Aspen Re America acts as a reinsurance intermediary for Aspen U.K. and as an approved Lloyd's coverholder for the purpose of accessing certain non-U.S. business for AMAL only. Aspen Re America does not provide reinsurance intermediary services for non-Aspen third parties or market directly to the public.

Aspen U.S. Services is a Delaware corporation that provides administrative and technical services to our U.S. entities, primarily from our Rocky Hill, Connecticut office. It is authorized to contract such business in the various states where we have physical offices. No filings are required with state insurance departments.
AgriLogic is a Texas limited liability company and it is a specialist U.S. crop business serving as an agricultural consultant. AAIC became an approved insurance provider (“AIP”) under the Federal Agriculture Improvement and Reform Act of 1996, the Federal Crop Insurance Act and regulations promulgated by the Risk Management Agency (“RMA”) of the United States Department of Agriculture. Federal crop and livestock insurance coverage issued by AgriLogic on behalf of AAIC is regulated primarily by the RMA through RMA management and the Federal Crop Insurance Corporation, which is a federal sponsored reinsurance company that AAIC is required to cede reinsurance coverage to as part of the federal crop insurance program. AgriLogic and AAIC are also subject to market conduct and financial reviews by the RMA. A portion of the AAIC policies issued by AgriLogic are not part of the federal crop insurance program and are subject to traditional state based insurance regulation. As discussed above, AAIC is a Texas-domiciled insurance company and is therefore subject to Texas laws and regulations applicable to domestic insurers.

In December 2017, Aspen U.S. Holdings sold all AgriLogic subsidiaries, except AgriLogic Consulting, to CGB Diversified Services, Inc. (“CGB DS”), a Louisiana corporation, in exchange for a 23.2% stake in the newly formed company, Crop Re Services LLC (“Crop Re”), a Delaware limited liability company responsible for directing the placement of reinsurance on behalf of CGB DS and CGB Insurance Company (“CGBIC”), an Indiana insurance company affiliate of CGB DS and an RMA licensed crop insurer. The remaining 76.8% of Crop Re is owned by CGB DS. AAIC’s primary crop insurance coverage will be run-off and AAIC, or an affiliate of AAIC, will provide quota share reinsurance to CGBIC for both federal and state regulated crop insurance as part of Aspen’s ownership in Crop Re. For more information on Crop Re, see Note 6 of our consolidated financial statements, “Investments.”
Blue Waters Insurers, Corp. is a Puerto Rico licensed insurance producer that is authorized to issue marine coverage on behalf of AAIC. Puerto Rico is a territory of the U.S. and an NAIC accredited jurisdiction.
State Insurance Holding Company Acts. Aspen Specialty and its affiliates are subject to the insurance holding company laws of North Dakota, and AAIC and its affiliates are subject to the insurance holding company laws of Texas. The holding company laws require that each U.S. insurance company within the holding company system furnish annual information about certain transactions with affiliated companies. Generally, all material transactions among companies in the holding company system affecting Aspen Specialty or AAIC, including sales, loans, reinsurance agreements, service agreements and dividend payments, must be fair and, if material or of a specified category, require prior notice and approval or non-disapproval by the North Dakota Commissioner of Insurance for Aspen Specialty or the Texas Commissioner of Insurance for AAIC.
The insurance holding company laws of North Dakota and Texas also require the annual submission of an enterprise risk report by a domestic insurer’s ultimate controlling person identifying risks likely to have a material adverse effect upon the financial condition or liquidity of such insurer or its insurance holding company system as a whole.
Change of Control Prior Notifications.  Before a person can acquire control of a U.S. domestic insurer or its holding company, such as the Company, prior written approval must generally be obtained from the insurance commissioner of the state where the insurer is domiciled. A person is generally presumed to have acquired “control” if it acquires, directly or indirectly, 10% or more of the voting securities of a U.S. domestic insurer or its holding company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact.
Prior to granting approval of an application to acquire control of a domestic insurer or its holding company, the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquirer, the integrity and management of the acquirer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws also require prior notice of a proposed divestiture of a controlling interest in a domestic insurer or its holding company. These laws may discourage potential acquisition or divestiture proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions that some or all of our shareholders might consider to be desirable.
State Insurance Regulation.  State insurance authorities have broad authority to regulate admitted insurance business, including licensing, admitted assets, capital and surplus, market conduct, regulating unfair trade and claims practices, establishing reserve requirements or solvency standards, filing of rates and forms and regulating investments and dividends.
AAIC and Aspen Specialty prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance laws and regulations require Aspen Specialty and AAIC to file statutory financial statements with insurance departments in every state where they are licensed. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies licensed in their states. Coordinated financial examinations are generally carried out every five years by the insurance departments of the domiciliary states under guidelines promulgated by the NAIC. In 2014, AAIC and ASIC completed Texas and North Dakota financial examinations for the five-year period ending December 31, 2012 and no material issues were identified. A routine financial examination of AAIC and ASIC commenced in late 2017 for the period January 1, 2013 through December 31, 2017 and as of [February 2018] no report has been issued.
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
State Dividend Limitations.  Under North Dakota and Texas law, respectively, Aspen Specialty and AAIC may only pay dividends out of earned surplus as distinguished from contributed surplus. In addition, under North Dakota and Texas law, an insurance company’s policyholder surplus after payment of a dividend must be reasonable in relation to its outstanding liabilities and adequate for its financial needs.
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
The dividend limitations imposed by the North Dakota and Texas insurance laws are based on the financial results of Aspen Specialty and AAIC determined by using SAP accounting practices, which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. Since both North Dakota and Texas law require insurance companies to pay dividends out of earned surplus as distinguished from contributed surplus, neither Aspen Specialty nor AAIC could pay a dividend as of December 31, 2017.
Own Risk and Solvency Assessment (ORSA). The North Dakota and Texas insurance laws require an insurer, or the insurance group, to conduct an internal own risk and solvency assessment at least annually of such insurer’s material risks in normal and stressed environments and submit an annual summary report, which is a confidential assessment of the material and relevant risks associated with such insurer’s business plan, as well as the sufficiency of its capital resources to support these risks. We have filed the annual required summary report of our own risk and solvency assessment with the Texas Department of Insurance, our lead U.S. regulator, since 2016.
Cybersecurity Regulations. In 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies supervised by the New York Department of Financial Services (the “NYDFS Cybersecurity Regulation”), such as AAIC, which is licensed in New York. The NYDFS Cybersecurity Regulation imposes significant new regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.

In 2017, the NAIC also adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”). The Cybersecurity Model Law would require insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk and overseeing the data security practices of third-party vendors. The Cybersecurity Model Law closely resembles the NYDFS Cybersecurity Regulation. The Cybersecurity Model Law will be introduced within the U.S. states for adoption into state law.
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

Additionally, since February 2016, the NAIC has been developing a methodology for the calculation of group capital for all the entities in an insurance holding company system. The goal is to provide a simple method for regulators to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. One conceptual issue with the group capital calculation is its intended use, which regulators have still not articulated, other than characterizing it as “another regulatory tool,” rather than a regulatory requirement. While it is still under discussion, it is expected that the new group capital requirements will incorporate existing risk-based capital requirements.
Residual Market Mechanisms and Guaranty Funds.  Licensed and admitted U.S. insurers such as Aspen Specialty and AAIC are required to participate in various state residual market mechanisms whose goal is to provide affordability and availability of insurance to those consumers who may not otherwise be able to obtain insurance, including, for example catastrophe insurance in high-risk areas. The mechanics of how each state’s residual markets operate may differ, but generally, risks are either assigned to various private carriers or the state manages the risk through a pooling arrangement. If losses exceed the funds the pool has available to pay those losses, the pools have the ability to assess insurers to provide additional funds to the pool. The amounts of the assessment for each company are normally based upon the proportion of each insurer’s (and in some cases the insurer’s and its affiliates’) written premium for coverages similar to those provided by the pool, and are frequently uncapped. State guaranty associations also have the ability to assess licensed U.S. insurers in order to provide funds for payment of losses for insurers which have become insolvent. In many cases, but not all, assessed insurers may recoup the amount of these guaranty fund and state pool assessments through premium rates, premium tax credits or policy surcharges.
Operations of Aspen U.K. and Aspen Bermuda.  Aspen U.K. and Aspen Bermuda are not admitted to engage in the business of insurance in the U.S. although, as stated above, Aspen U.K. and Syndicate 4711, due to their inclusion in the NAIC Quarterly Listing of Alien Insurers, are eligible to write surplus lines business as alien, non-admitted insurers in all 50 U.S. states, the District of Columbia and other U.S. jurisdictions, such as Puerto Rico, in accordance with the Dodd-Frank Act. The laws of most states regulate or prohibit the sale of insurance and reinsurance within their jurisdictions by non-admitted insurers and reinsurers. We do not intend that Aspen Bermuda maintain an office or solicit, advertise, settle claims or conduct other insurance activities in any jurisdiction other than Bermuda where the conduct of such activities would require Aspen Bermuda to be so admitted. Aspen U.K. does not maintain an office in the U.S. but it reinsures U.S. primary risk as an alien accredited/trusteed reinsurer in 50 U.S. states and the District of Columbia and, as noted above, writes excess and surplus lines business as an eligible, but non-admitted, alien surplus lines insurer. It accepts business only through U.S. licensed surplus lines brokers and does not market directly to the public. Although it does not underwrite or handle claims directly in the U.S., Aspen U.K. may grant limited underwriting authorities and retain third-party administrators, duly licensed, for the purpose of facilitating U.S business. Aspen U.K. has also issued limited underwriting authorities to various affiliated U.S. entities described above.
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

to post contract-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities collateralized under this arrangement. The total market value of assets in the Aspen U.K. multi-beneficiary trust were $1,350.9 million as at December 31, 2017 and $1,351.2 million as at December 31, 2016. For its U.S. reinsurance activities, Aspen Bermuda likewise has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen Bermuda to post contract specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s U.S. reinsurance liabilities collateralized under this arrangement. As further explained below, Aspen Bermuda has obtained approval to post reduced collateral in Florida, New York and North Dakota (i.e., 20% versus 100%). As at December 31, 2017, the total assets held in the U.S. trust fund and other assets available to secure against the U.S. trust fund’s liabilities were $1,333.6 million (2016 —$1,267.4 million).
As a result of the Dodd-Frank Act, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other NAIC jurisdictions in which a ceding insurer is licensed are no longer able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. In 2011, the NAIC adopted revisions to its Credit for Reinsurance Model Law and Model Regulation (together the “Amended Credit for Reinsurance Model Act”). As at December 1, 2017, the Amended Credit for Reinsurance Model Act has been adopted in at least 34 states, including Texas, where the law took effect on January 1, 2018 and North Dakota, where the law took effect on January 1, 2016. In those states that have adopted the Amended Credit for Reinsurance Model Act and adopted regulations to establish application and approval procedures, qualifying non-admitted reinsurers domiciled in “qualified jurisdictions” who meet certain minimum rating and capital requirements would, upon application to and approval by the state Insurance Departments, be permitted to post less than the 100% collateral currently required with respect to a cedant domiciled in that state. Bermuda is among the approved “qualified jurisdictions” which allows U.S. states that have adopted the Amended Credit for Reinsurance Model Act to implement reduced collateral requirements with respect to reinsurers domiciled in Bermuda, such as Aspen Bermuda. Aspen Bermuda has obtained approval to post reduced collateral in Florida, New York and North Dakota (i.e., 20% versus 100%). Texas had not yet promulgated regulations that would permit a reinsurer to post less than 100% collateral. We will continue to monitor developments in collateral reduction with a view to seeking approval to post reduced collateral in other relevant states over time.
Further, the Dodd-Frank Act authorizes the U.S. Department of Treasury (“Treasury”) and the Office of the U.S. Trade Representative (“USTR”) to negotiate covered agreements governing certain matters relating to insurance with foreign jurisdictions. Such covered agreements could pre-empt state insurance laws. In 2017, the U.S. federal authorities and their E.U. counterparts announced the successful completion of their negotiations of a covered agreement between the U.S. and the E.U, and on September 22, 2017, the U.S. and E.U. signed the covered agreement.
In terms of reinsurance, the covered agreement eliminates collateral and local presence requirements for E.U. and U.S. reinsurers operating in each other’s markets. In connection with an alien reinsurer’s assumption of insurance business from a U.S. cedant, the covered agreement gives the U.S. states five years to remove the existing reinsurance collateral requirements for such alien, non-admitted reinsurers domiciled in the E.U. (such as Aspen U.K.) that meet certain standards. These standards include, among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. If the U.S. states do not remove such reinsurance collateral requirements, they will face federal pre-emption determinations. The Trump administration has also issued a U.S. policy statement providing guidance on implementation which “encourages” each state to “promptly” adopt credit for reinsurance laws and regulations consistent with the covered agreement, and to implement the required phase-out collateral requirements.
Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S. Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes quarterly trust returns to the New York Department of Financial Services with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. As at December 31, 2017, Syndicate 4711 had $73.1 million held in trust for its surplus lines business and $49.3 million held in trust for its reinsurance business.
Investment adviser regulation. Our subsidiary Aspen Capital Advisors Inc. (“Aspen Advisors”) is registered with the United States Securities and Exchange Commission (“SEC”) as a registered investment adviser. Aspen Advisors is the investment adviser to a private investment fund that primarily invests in securities tied to weather, natural disasters or other insurance risks as well as certain collateralized property catastrophe reinsurance contracts. In the future, Aspen Advisors may form and manage additional privately offered pooled investment vehicles, customize funds for single investors or groups of investors or manage separately managed accounts of other qualified clients on a limited basis. Aspen Advisors net assets under management as at December 31, 2017 were $91.9 million, all of which were managed on a discretionary basis. The amount disclosed differs from Aspen Advisors “regulatory assets under management” disclosed in Part 1 of its Form ADV, which is calculated in accordance with the requirements of that form.

Aspen Advisors is subject to regulation as an investment adviser by the SEC. Federal and state securities laws and regulations are primarily intended to protect investors in the securities markets and generally grant regulatory agencies broad rulemaking and enforcement powers, including the power to limit or restrict the conduct of business for failure to comply with such laws and regulations. The SEC and state securities regulatory authorities from time to time may make inquiries and conduct examinations regarding compliance by Aspen Advisors with securities and other laws and regulations. We intend to cooperate with such inquiries and examinations and take corrective action when warranted. Aspen Advisors may also be subject to similar laws and regulations in foreign countries if it provides investment advisory services, offers products similar to those described above or conducts other activities.
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
The public may read and copy any materials we file electronically with the SEC at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the SEC Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers, including the Company, that file electronically with the SEC. The address of the SEC’s website is www.sec.gov.

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
Introduction
As with any publicly traded company, investing in our equity and debt securities carries risks. Our risk management strategy is designed to identify, measure, monitor and manage material risks that we can control and which could adversely affect our financial condition and operating results. We have invested significant resources to develop the appropriate risk management policies and procedures to implement this strategy. Nonetheless, the future business environment is intrinsically uncertain and difficult to forecast and, as a result, our risk management methods may not be successful. For more information on our risk management strategy, see Item 1, “Business — Risk Management — Risk Management Strategy.”
Insurance Risks
Our financial condition and operating results may be adversely affected by the occurrence of catastrophic events.
As part of our insurance and reinsurance operations, we assume substantial exposure to losses resulting from catastrophic events. Catastrophes can be caused by various unpredictable events, including, but not limited to, severe weather, floods, explosions, wildfires, volcanic eruptions, earthquakes and tsunamis. The severe weather events to which we are exposed include tropical storms, cyclones, hurricanes, winter storms, tornadoes, hailstorms and severe rainfall causing flash floods.
The incidence, severity and magnitude of catastrophes are inherently unpredictable and our losses from such catastrophes have been and can be substantial. In addition, we expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that global climate change may increase the frequency and severity of severe weather events and flooding. Although we attempt to manage our exposure to such events through a multitude of approaches (including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity), the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events or an unusual frequency of smaller events may result in substantial volatility in, and may materially affect, our business, financial condition or operating results.
The models we use to assess our exposure to losses from future catastrophes contain inherent uncertainties and our actual losses may therefore differ significantly from expectations.
To help assess our exposure to losses from catastrophes we use computer-based models which simulate multiple scenarios using a variety of assumptions. These models are developed in part by third party vendors and their effectiveness relies on the numerous inputs and assumptions contained within them, including, but not limited to, scientific research, historical data, exposure data provided by insureds and reinsureds, data on the terms and conditions of insurance policies and the professional judgment of our employees and other industry specialists. While the models have evolved considerably over time, they do not necessarily accurately measure the statistical distribution of future losses due to the inherent limitations of the inputs and assumptions on which they rely. These limitations are evidenced by significant variation in the results obtained from different models, material changes in model results over time due to refinement of the underlying data elements and assumptions and the uncertain predictive capability and performance of models over longer time intervals. The effect of these limitations is that future losses from catastrophic events may be larger and more frequent than expected or reported in our financial statements to date based on model assumptions, resulting in a material adverse effect on our financial condition or operating results.
Global climate change may have a material adverse effect on our operating results and financial condition if we do not adequately assess and price for any increased frequency and severity of catastrophes resulting from these environmental factors.
There is widespread consensus in the scientific community that there is a long-term upward trend in global air and sea temperatures which is likely to increase the severity and frequency of severe weather events over the coming decades. Rising sea levels are also expected to add to the risks associated with coastal flooding in many geographical areas. Large scale climate change could also increase both the frequency and severity of natural catastrophes and our loss costs associated with property damage and business interruption due to storms, floods and other weather-related events. In addition, global climate change could impair our ability to predict the costs associated with future weather events and could also give rise to new environmental liability claims in the energy, manufacturing and other industries we serve.
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
Large losses from single events can occur if we are exposed to such events through more than one (re)insurance contract. Such losses are referred to as “clash losses.” We seek to manage our exposure to large losses from events other than catastrophes by identifying possible scenarios under which we could be exposed and limiting our exposure to these potential scenarios. Some of the more significant scenarios we have identified are terrorist attacks, fire, explosion or spill at a refinery or offshore oil and gas installation, the collapse of a major office building, accidents at nuclear power stations, a series of simultaneous cyber-attacks, the collision of two ships, an explosion in a port and the loss of a passenger airplane.
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
We could face unanticipated losses from war, terrorism and political unrest, government action that is hostile to commercial interests and from sovereign, sub-sovereign and corporate defaults, and these or other unanticipated losses could have a material adverse effect on our financial condition or operating results.
We have substantial exposure to unexpected, large losses resulting from man-made catastrophic events such as, but not limited to, acts of war, acts of terrorism and losses resulting from political instability, government action that is hostile to commercial interests and sovereign, sub-sovereign and corporate defaults. These risks are inherently unpredictable as it is difficult to predict their occurrence with statistical certainty or to estimate the amount of loss such an occurrence may generate. Terrorist attacks around the globe and ongoing unrest in the Middle East and North Korea have highlighted the unpredictable but increasingly present threat of terrorism and political instability.
Terrorist events could generate greater interest in political violence insurance coverage and greater awareness of the risks multinational corporations face in conflict-prone regions. We closely monitor the amount and types of coverage we provide for terrorism risk under insurance policies and reinsurance treaties. Even in cases where we have deliberately sought to exclude such coverage, there can be no assurance that a court or arbitration panel will interpret policy language or issue a ruling favorable to us. Accordingly, we may not be able to eliminate our exposure to terrorist events and there remains a risk that our reserves will not be adequate to cover such losses should they materialize. Notably, the Terrorism Risk Insurance Program Reauthorization Act of 2015 (the “2015 TRIA Reauthorization”) does not provide coverage for reinsurance losses. In addition, we have limited terrorism coverage for exposure to catastrophe losses related to acts of terrorism in the reinsurance that we purchase. Although the 2015 TRIA Reauthorization provides benefits in the event of certain acts of terrorism occurring in the United States, those benefits are subject to a deductible and other limitations.
The 2015 TRIA Reauthorization, which extended the Terrorism Risk Insurance Act of 2002 to December 31, 2020, fixed the insurer deductible at 20% of an insurer’s direct earned premium of the preceding calendar year and the federal share of compensation at 85% of insured losses that exceed insurer deductibles, but only until January 1, 2016, from which time the federal share decreased, and will continue to decrease, by 1 percentage point per calendar year until it is equal to 80%. Given the unpredictable frequency and severity of terrorism losses and the limited terrorism coverage in our own reinsurance program, future losses from acts of terrorism could materially and adversely affect our operating results or financial condition.
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
The (re)insurance business is historically cyclical and we expect to experience periods with excess underwriting capacity and unfavorable premium rates and policy terms and conditions.
The insurance and reinsurance industry has historically been cyclical. It is characterized by periods of intense competition on price and policy terms and conditions due to excessive underwriting capacity (a “soft” market) and periods when shortages of capacity permit favorable premium levels (a “hard” market). The supply of (re)insurance has increased over the past several years as a result of capital provided by new entrants to the market, including alternative third party capital providers, and the commitment of additional capital by existing or new (re)insurers which has caused premium rates to decrease. Further development of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition, hard markets, if any, are likely to be shorter and more regional than in the past as a result of this new capital. Changes in the frequency and severity of losses suffered by insureds and insurers may also significantly affect the cycles of the (re)insurance business. If we fail to manage the cyclical nature of the (re)insurance business, our operating results and financial condition could be materially adversely affected.
A material proportion of our business relies on the assessment and pricing of individual risks by third parties.
We authorize managing general agents, general agents and other producers to write business on our behalf from time to time within underwriting authorities we prescribe. We rely on the underwriting controls of these agents and producers to write business within the underwriting authorities we provide. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents and producers may exceed their underwriting authorities or otherwise breach obligations owed to us. In addition, our agents, producers, insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, producers, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.
Our reliance on third party assessment and pricing of individual risk extends to our reinsurance treaty business. Similar to other reinsurers, we do not separately evaluate each of the individual risks assumed under most reinsurance treaties. We are therefore largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that the ceding companies may not have adequately evaluated the risks to be reinsured and that the premiums ceded to us may not adequately compensate us for the risks we assume and the losses we may incur. As a result of this reliance on ceding companies, our operating results and financial condition may be materially adversely affected.
The failure of any risk management and loss limitation methods we employ could have a material adverse effect on our financial condition and operating results.
We employ various risk management and loss limitation methods. We seek to mitigate our loss exposure by writing a number of our insurance and reinsurance contracts on an excess of loss basis, such that we only pay losses that exceed a specified retention. We also seek to limit certain risks, such as catastrophes and political risks, by geographic diversification. Geographic zone limitations involve significant underwriting judgments, including the determination of zone boundaries and the allocation of policy limits to zones. In the case of proportional (also known as pro rata) property reinsurance treaties, we often seek per occurrence limitations or loss and loss expense ratio caps to limit the impact of losses from any one event, although we may not be able to obtain such limits in certain markets. Various provisions in our policies intended to limit our risks, such as limitations or exclusions from certain coverage and choice of forum, may not always be enforceable. Purchasing reinsurance is another loss limitation method we employ which may not always respond in the way intended due to disputes relating to coverage terms, exclusions or counterparty credit risk.
We cannot guarantee that any of these loss limitation methods will be effective or that disputes relating to coverage will be resolved in our favor. As a result of the risks that we (re)insure, unforeseen events could result in claims that substantially exceed our expectations which could have a material adverse effect on our financial condition or operating results.
The reinsurance that we purchase may not always be available on favorable terms or we may choose to retain a higher proportion of particular risks compared to previous years.
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
Our operating results and financial condition depend on our ability to accurately assess the potential losses associated with the risks that we (re)insure. While we believe that our loss reserves as of December 31, 2017 were adequate, establishing an appropriate level of loss reserves is an inherently uncertain process and requires a considerable amount of judgment. In addition, changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for those lines of business that are considered “long-tail,” such as casualty, as they require a relatively long period of time to finalize and settle claims for a given accident year. To the extent actual claims exceed our expectations, we will be required to recognize the less favorable experience immediately which could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital. For example, if catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates.
Only reserves applicable to losses incurred up to the reporting date may be set aside in our financial statements, with no allowance for future losses. However, there are specific areas of our current reserves which have additional uncertainty associated with them. In property reinsurance, there is uncertainty relating to the ultimate settlement of losses related to Hurricanes Harvey, Irma and Maria that occurred in the third quarter of 2017 and the California Wildfires that occurred in the fourth quarter of 2017. Some of these events have also impacted specialty reinsurance, marine and energy insurance and, to a lesser degree, there is a risk of litigation associated with the hurricanes which may affect casualty reinsurance. In casualty reinsurance, there are additional uncertainties associated with claims emanating from the 2008 global financial crisis and subsequent market events, and the potential for new types of claim to arise given the long-tail nature of many of the reinsurance risks. In the insurance segment, we wrote a book of financial institutions risks which have a number of notifications relating to the financial crisis in 2008 and subsequent market events. These factors can impact the claims adjustment processes which are dependent on the gathering of the necessary information on which to assess coverage, liability, causation and quantum.
Our calculation of reserves for losses and loss expenses also includes assumptions about future payments for settlement of claims and claims-handling expenses, such as medical treatment and litigation costs. We write casualty business in the United States, the United Kingdom, Australia and certain other territories where claims inflation has in many years run at higher rates than general inflation. To the extent inflation causes these costs to increase above reserves established for these claims, we will be required to increase our loss reserves with a corresponding reduction in our net income in the period in which the deficiency is identified, which could materially adversely affect our financial results.

The preparation of our financial statements requires us to make many estimates and judgments that are more difficult than companies operating outside the financial sector.
The preparation of our consolidated financial statements requires us to make many estimates and judgments that affect the reported amounts of assets, liabilities (including reserves), revenues and expenses and related disclosures of contingent liabilities. We evaluate our estimates on an ongoing basis, including those related to premium recognition, insurance and other reserves, reinsurance recoverables, investment valuations, intangible assets, bad debts, impairments, income taxes, contingencies, derivatives and litigation. We base our estimates on market prices, where possible, and on various other assumptions we believe to be reasonable under the circumstances, which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.
We believe that our earliest accident years are capable of providing us with meaningful actuarial indications. Estimates and judgments for new (re)insurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2017. A significant part of our current loss reserves is in respect of incurred but not reported (“IBNR”) reserves. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information for certain lines of business, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements, which could materially adversely affect our financial results.
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
We have introduced processes to manage our potential liabilities as a result of specific cyber coverage and other cover we provide to our (re)insurance clients. However, given that this is an area where the threat landscape is uncertain and continuing to evolve, there is a risk that increases in the frequency and effectiveness of cyber-attacks on our clients could adversely affect our financial condition and operating results. This risk is also dependent on the measures our clients use to protect themselves to keep pace with the emerging threat, as well as the development and issuance of policy terms which are reactive to the evolving threat landscape.
Our U.S. excess and surplus lines insurance business is subject to non-standard risks and increased risk from changing market conditions.
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
Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time which may cause us to realize capital losses. Large investment losses could decrease our asset base and thereby affect our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2017, our net invested assets generated income of $294.7 million before tax.
The aggregate performance of our investment portfolio also depends to a significant extent on the ability of our investment managers to select and manage appropriate investments. As a result, we are also exposed to operational risks which may include, but are not limited to, a failure of our investment managers to perform their services in a manner consistent with our investment guidelines, technological and staffing deficiencies, inadequate disaster recovery plans, interruptions to business operations due to impaired performance or failure or inaccessibility of information or IT systems. The result of any of these operational risks could adversely affect our investment portfolio, financial performance and ability to conduct our business.

Our results of operations and investment portfolio may be materially affected by conditions impacting the level of interest rates in the global capital markets and major economies, such as central bank policies on interest rates and the rate of inflation.

As a global insurance and reinsurance company, we are affected by the monetary policies of the Bank of England, the European Central Bank, the U.S. Federal Reserve Board and other central banks around the world. Since the Financial Crisis of 2007 and 2008 these central banks have taken a number of actions to spur economic activity such as keeping interest rates low and enacting Quantitative Easing. Unconventional monetary policy from the major central banks and moderate global economic growth remain key uncertainties for markets and our business. In December 2015 The U.S. Federal Reserve raised the Federal Funds Rate for the first time since the Financial Crisis, effectively embarking on a tightening cycle to normalize interest rates which have risen 1.25% from 2015 to 2017. In September 2017 The Federal Reserve announced it will begin to reduce the size of its balance sheet effectively beginning a reversal of Quantitative Easing to normalize the balance sheet whilst maintaining its tightening cycle bias. Other central banks have expressed their intention to pare back unprecedented monetary stimulus by normalizing both their policy rates and balance sheets as economic growth improves. Such actions may have a material impact on the pricing levels of our fixed-income investments.

Our exposure to interest rate risk relates primarily to the market price and cash flow variability of fixed income instruments that are associated with changes in interest rates. Our investment portfolio contains interest rate sensitive instruments, such as fixed income securities which have been, and will likely continue to be, affected by changes in interest rates from central bank monetary policies, domestic and international economic and political conditions, levels of inflation and other factors beyond our control.

Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. For example, inflation could lead to higher interest rates causing the current unrealized gain position in our fixed maturity portfolio to decrease. As a result of the interest rate environment, we have diversified our investment portfolio by investing in equities and emerging market debt to enhance the returns on our investment portfolio. However, these assets are riskier in nature and could adversely impact our investment portfolio.

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

Steps that may be taken by central banks to raise interest rates in the future to combat higher inflation than we had anticipated could, in turn, lead to an increase in our loss costs. Changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves for our long-tail lines of business. As a result of the above factors, our business, financial condition, liquidity or operating results could be adversely affected.
Unexpected volatility or illiquidity associated with some of our investments could significantly and negatively affect our financial results, liquidity and ability to conduct business.
We hold, or may in the future purchase, certain investments such as publicly traded equities, high yield bonds, bank loans, emerging market debt, non-agency residential mortgage-backed securities, asset-backed securities, commercial mortgage-backed securities and real estate funds. During the height of the financial crisis, both fixed income and equity markets were more illiquid and volatile than expected. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize. If we are forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result of the above factors, our business, financial condition, liquidity or operating results could be adversely affected.
Volatility and uncertainty in general economic conditions and in financial, commodity and mortgage markets could adversely impact our business prospects, operating results, financial position and liquidity.
In recent years, global financial markets have been characterized by volatility and uncertainty. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or make credit harder to obtain. Uncertainties in the financial and commodity markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. For example, a significant portion of the business sourced by Crop Re Services LLC (“Crop Re”), our newly formed partnership with CGB DS, provides revenue protection to farmers for their expected crop revenues which can be affected by changes in crop prices. Significant losses to our agriculture classes of business could be incurred in the event of a decline in agricultural commodity prices prior to harvest which could, in turn, affect our financial condition or operating results.
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
We provide credit reinsurance to mortgage guaranty insurers and commercial credit insurers. We are exposed to the risk that losses from mortgage insurance materially exceed the net premiums that are received to cover such risks, which may, subject to liability caps, result in operating and economic losses to us. Mortgage insurance underwriting losses that have the potential to exceed our risk appetite are associated with the systemic impacts of severe mortgage defaults, driven by large scale economic downturns and high unemployment. As of December 31, 2017, the majority of our exposure to mortgage-related underwriting risks was in the United States, with a smaller amount of exposure in Australia.
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

World leaders met at the 2015 United Nations Climate Change Conference in December 2015 in Paris and agreed to limit global greenhouse gas emissions in the atmosphere to a level which would not increase the average global temperature by more than 2° Celsius, with an aspiration of limiting such increase to 1.5° Celsius (the “Paris Agreement”). In order for governments to achieve their existing and future international commitments to limit the concentration of greenhouse gases under the Paris Agreement, there is widespread consensus in the scientific community that a significant percentage of existing proven fossil fuel reserves may not be consumed. In addition, divestment campaigns, which call on asset owners to divest from direct ownership of commingled funds that include fossil fuel equities and bonds, likewise signals a change in society’s attitude towards the social and environmental externalities of doing business.

The U.S. Government nevertheless indicated that it would cease participating in the Paris Agreement on June 1, 2017, which may create further uncertainty regarding investment and valuation for both the fossil fuel and renewable sectors. In accordance with the Paris Agreement, the earliest possible effective withdrawal date by the United States from the Paris Agreement cannot be before November 4, 2020.

As a result of the above, energy companies and other companies engaged in the production or storage of fossil fuels may experience unexpected or premature devaluations or write-offs of their fossil fuel reserves. As at December 31, 2017, we had $251.5 million, or 3.00% of our Managed Portfolio, invested in the energy sector. Government policies to slow global climate change by, for example, setting limits on carbon emissions may also have an adverse impact on other sectors, such as utilities, transportation and manufacturing. A material change in the asset value of fossil fuels or the securities of energy companies and companies in these other sectors may therefore materially adversely affect our investment portfolio and our results of operations and financial condition.

Our financial condition or operating results may be adversely affected by currency fluctuations.

A significant portion of our operations is conducted outside the United States. Accordingly, we are subject to legal, economic and market risks associated with operating in countries throughout the world, including devaluations and fluctuations in currency exchange rates, imposition or increase of investment and other restrictions by foreign governments; and the requirement of complying with a wide variety of laws.

We report our operating results and financial condition in U.S. Dollars. Outside the United States, we predominantly generate revenue and expenses in the local currency. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in the British Pound. In addition to the U.S. Dollar and the British Pound, our functional currencies are the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singapore Dollar. The table below gives an approximate analysis of gross written premiums and general, administrative and corporate expenses by currency for the year ended December 31, 2017.

	U.S. Dollars	GBP	Other
Gross Written Premiums	73.7%	9.0%	17.3%
General, Administrative and Corporate Expenses	67.4%	25.4%	7.2%

During the course of 2017, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.3513 to a low of £1:$1.2047. For the twelve months ended December 31, 2017, 17.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2016 — 12.0%). Further, a portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies which could adversely affect our results.

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

Following the U.K’s decision to withdraw from the E.U., as further described under “The United Kingdom's decision to withdraw from the E.U. could adversely impact our business, results of operations and financial condition”, the value of the British Pound significantly weakened as compared to the U.S. Dollar. While the British Pound strengthened during 2017, it has not returned to the levels experienced before the U.K.’s vote. As a result, the U.S. Dollars required to be translated into British Pounds to cover our net sterling expenses decreased, which has caused our results to be slightly positively impacted. However, the net British Pound assets we hold became less valuable when translated into U.S. Dollars. This risk could have a significant adverse effect on our financial condition, cash flow and results of operations in the future if the British Pound weakens.

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
Credit Risks
Our operating results may be adversely affected by the failure of policyholders, brokers or other intermediaries to honor their payment obligations.
In accordance with industry practice, we generally pay amounts owed on claims under our insurance and reinsurance contracts to brokers and these brokers, in turn, pay these amounts to the clients that purchased insurance and reinsurance from us. In some jurisdictions where we write a significant amount of business, if a broker fails to make such a payment it is highly likely that we will be liable to the client for the deficiency because of local laws or contractual obligations. Likewise, when the client pays premiums for policies to brokers for payment to us, these premiums are generally considered to have been paid and, in most cases, the client will no longer be liable to us for those amounts whether or not we have actually received the premiums. Consequently, we assume a degree of credit risk associated with brokers with respect to most of our (re)insurance business.
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
Our financial condition and operating results may be adversely affected by the failure of one or more reinsurers or capital market counterparties to meet their payment obligations.
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
We have launched, and plan to continue to implement, our program to enhance operating effectiveness and efficiency and to enhance our market position (the “Effectiveness and Efficiency Program”). For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspen’s Year in Review.” The Effectiveness and Efficiency Program presents potential uncertainties and risks that may impact our ability to achieve anticipated operating enhancements and/or cost reductions, or otherwise impact our business including:

•	our ability to successfully develop and execute the Effectiveness and Efficiency Program to create operating and cost efficiencies through focus on improving several operational levers;

•	charges relating to the Effectiveness and Efficiency Program being different from those initially estimated, including changes in the size and components of different aspects;

•	changes in the planned timing of the Effectiveness and Efficiency Program;

•	the results and timing of employee consultation processes and related regulations in certain jurisdictions where we operate;

•	disruption in our business associated with the Effectiveness and Efficiency Program and related activities;

•	disruption to our internal control environment;

•	whether the Effectiveness and Efficiency Program provides a sufficient return on our capital expenditure investment over time; and

•	whether new IT and data tools enable intended results.
In addition, as part of the Effectiveness and Efficiency Program we may reduce employee headcount and these actions may adversely disrupt operating activities, may negatively affect employee morale and loyalty and may make it more difficult to retain or rehire key personnel. Additionally, a lower headcount may result in a decrease in gross written premiums across particular insurance and reinsurance lines due to lower production in our accounts.
If we are not successful in developing and executing the Effectiveness and Efficiency Program, we may not be able to achieve targeted expense savings within the expected time frame, which could adversely impact our business, results of operations and financial condition. Our failure to achieve targeted operating enhancements and/or cost reductions could also result in the implementation of additional restructuring related activities, which may be dilutive to our earnings in the short term.
We operate in a highly competitive environment and substantial new capital inflows into the (re)insurance industry may increase competition.
Insurance and reinsurance markets are highly competitive. We continue to experience increased competition in a number of lines of business which has caused a decline in rate increases or a reduction in rates in such lines. We compete with existing international and regional (re)insurers some of which have greater financial, marketing and management resources than us. We also compete with new market entrants and alternative capital markets, funds and other providers of insurance and alternative reinsurance products such as insurance-linked securities, catastrophe bonds and derivatives. In recent years, hedge funds, pension funds, endowments and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We generally expect increased competition from a wider range of entrants over time. We have already seen that such new or alternative capital causes reductions in prices of our products and reduces the duration or amplitude of attractive portions of the historical market cycles. See “Business — Competition” under Item 1 above for a discussion of our competitors. Recently, insureds have retained a greater proportion of their risk portfolios than previously, and industrial and commercial companies have increasingly relied on their own subsidiary insurance companies and other mechanisms for funding their risks rather than via risk transferring insurance. We have sought to address this risk by developing our own capital markets capability but there is no guarantee it will succeed.
Increased competition could result in fewer submissions, lower premium rates, less favorable policy terms and conditions and greater expenses relating to customer acquisition and retention, which could have a material adverse impact on our operating results or financial condition.
Our Operating Subsidiaries are rated and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease and limit our ability to pay dividends on our ordinary shares.
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Rating agencies represent independent opinions of the financial strength of insurers and reinsurers and their ability to meet policyholder obligations. These ratings are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our ordinary shares. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, Moody’s or S&P.
On January 26, 2018, S&P affirmed the ratings of our Operating Subsidiaries but changed their outlook to negative from stable. S&P stated that the negative outlook indicates the possibility that they may decrease the ratings of our Operating Subsidiaries by one level if we do not improve our underwriting results to contribute to capital and reduce leverage over the next two years. On February 6, 2018, Moody’s affirmed the ratings of our Operating Subsidiaries but changed their outlook to negative from stable due to the decline in shareholder's equity as a result of underwriting losses in the second half of 2017, pressure on financial flexibility as evidenced by rising financial leverage and weakening earnings coverage and declining profitability. Moody’s noted that the risks for us are weighted towards the downside and indicated that further downward pressure on Aspen's underwriting profitability or capital position through the first-half of 2018 would likely result in negative action sooner than 12 months.
If our Operating Subsidiaries’ or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the insurance industry might suffer and it may be more difficult for us to market our products, expand our (re)insurance portfolio and renew our existing (re)insurance policies and agreements. A rating downgrade may also require us to establish trusts or post letters of credit for ceding company clients and could trigger provisions allowing some clients to terminate their (re)insurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a rating downgrade. It is increasingly common for our reinsurance contracts to contain such terms. Whether a cedant would exercise any of these rights could depend on various factors, such as the reason for and the extent of such downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. A downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore such downgrade may materially and adversely impact our business, operating results, liquidity and financial flexibility.
In addition, a downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below “B++” would constitute an event of default under our revolving credit facility with Barclays Bank PLC and other lenders. Additionally, the cost and availability of unsecured financing are generally dependent on the borrower's long-term and short-term debt ratings. A lower rating may lead to higher borrowing costs, thereby adversely impacting our liquidity and financial flexibility.
Any future acquisitions, growth of our operations through the addition of new lines of (re)insurance business, expansion into new geographic regions and/or joint ventures or partnerships may expose us to risks.
As part of our long-term strategy, we have pursued, and may continue to pursue, growth through acquisitions and/or strategic investments in new businesses. We also may decide to sell businesses or enter into strategic ventures with third parties. Further, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Such negotiations would likely require management and key personnel to expend considerable time and effort on the negotiations, which may detract from their ability to run our core business. In addition, an acquisition can be expensive and time consuming. Although considerable funds may be expended in the negotiations phase, an acquisition or disposition may ultimately not be completed for a variety of reasons.
We have limited experience in identifying quality merger or acquisition candidates, as well as successfully acquiring and integrating their operations. Successful integration will depend, among other things, on our ability to effectively integrate acquired businesses or new personnel into our existing risk management techniques, manage any regulatory issues created by our entry into new markets and geographic locations, retain key personnel and obtain personnel required for expanded operations. The failure to integrate successfully or to manage the challenges presented by the integration process may have an adverse effect on our business, financial condition or results.

Consolidation in the (re)insurance industry could adversely impact our business and results of operations.

Continued consolidation in the (re)insurance industry could lead consolidated entities to try to use their enhanced market power to negotiate price reductions for our products and services and/or obtain a larger market share through increased line sizes. If competitive pressures reduce our prices, we would expect to write less business on a gross written premium basis. As the (re)insurance industry consolidates, competition for customers will become more intense and the importance of acquiring and properly servicing each customer will become greater. We could incur greater expenses relating to customer acquisition and retention, further reducing our operating margins. The resulting change in the competitive landscape may also impact our ability to attract the most talented insurance professionals and retain and incentivize existing employees. In addition, insurance companies that merge may be able to spread their risks across a consolidated, larger capital base so that they require less reinsurance.

If our competitors join this trend of consolidation, we could also experience more robust competition from larger, better capitalized competitors. The effect of such consolidation and possible increased scale of our competitors may mean that we experience increased pressure on rates, with the prospect that we may choose to write less business at unfavorable rates as a result. Any of the foregoing could adversely affect our business, strategy or our results of operations.

We depend on a few brokers for a large portion of our insurance and reinsurance revenues and the loss of business provided by any one of those brokers could adversely affect us.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. See Item 1 above, “Business — Business Distribution” for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in (re)insurance companies that compete with us, and these brokers may favor their own (re)insurers over other companies. The failure or inability of brokers to market our (re)insurance products successfully or the loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
In addition, there has been a trend of increased consolidation of agents and brokers. As we distribute most of our products through agents and brokers, consolidation could impact our ability to access business and our relationships with, and fees paid to, agents and brokers. In the Lloyds’s market, independent London wholesalers continue to be acquired by larger global brokers, which may result in enhanced market power for these larger brokers in placing (re)insurance. Consolidation of distributors may also increase the likelihood that distributors will try to renegotiate the terms of existing selling agreements to terms less favorable to us. As brokers merge with or acquire each other, any resulting failure or inability of brokers to market our products successfully, or the loss of a substantial portion of the business sourced by one or more of our key brokers, could have a material adverse effect on our business and results of operations.
Our efforts to expand in targeted markets or develop products may not be successful and may create increased risks.
A number of our planned business initiatives involve expanding existing products in targeted markets or developing new products. For example, Aspen Advisors is registered as an investment adviser with the SEC and advises on insurance-linked securities. Through Aspen Capital Markets, our alternative reinsurance division, we have also expanded our participation in the alternative reinsurance market through collateralized reinsurance arrangements. To develop new markets and products, we may need to make substantial capital and operating expenditures, which may adversely affect our results in the near term. In addition, the demand for new markets or products may not meet our expectations. To the extent we are able to expand in new markets or market new products, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations.
We are exposed to risks in connection with our management of alternative reinsurance platforms on behalf of investors in Peregrine, Silverton and in any other entities Aspen Capital Markets manages or could manage in the future.
Those of our subsidiaries engaged in the management of alternative reinsurance platforms as part of our Aspen Capital Markets division may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of those structures. Although we continually monitor our policies and procedures to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and significantly harm our business and results of operations.
In addition, our third party investors may decide not to renew their interests in the entities we manage which could materially impact the financial condition of such entities. Certain of our third party capital investors provide significant capital investment in respect of the entities we manage. The loss or alteration of this capital support could be detrimental to our financial condition and results of operations. Moreover, we can provide no assurance that we may be able to attract and raise additional third party capital for our existing managed entities or for potential new managed entities and therefore we may forego existing and/or potential attractive fee income and other income-generating opportunities.
Furthermore, notwithstanding any capital holdback, we may decide to return to our investors all or a portion of the third party capital held by entities we manage as collateral prior to the maturity specified in the terms of the particular underlying transactional documents. A return of capital to our investors is final. As a result, if we release collateral early and capital is returned to our investors, we may not have sufficient collateral to pay the claims associated with such losses in the event losses are significantly larger than we anticipated.
We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.
Our future capital requirements depend on many factors, including our ability to write new business successfully, deploy capital into more profitable business lines, identify acquisition opportunities, manage investments and preserve capital in volatile markets, and establish premium rates and reserves at levels sufficient to cover losses. Our operations are subject to significant volatility in capital due to our exposure to potentially significant catastrophic events. We monitor our capital adequacy on an ongoing basis. To the extent our funds are insufficient to fund future operating requirements or cover claims losses, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any equity, hybrid or debt financing, if available at all, may be on terms that are not favorable to us. In the case of equity financings, dilution to our shareholders could result and, such securities may have rights, preferences and privileges that are senior to those of our outstanding securities. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions and applicable regulatory filings and legal issues. If we cannot obtain adequate capital on favorable terms or at all, our business, financial condition and operating results could be adversely affected.
Our debt, credit and International Swap Dealers Association (“ISDA”) agreements may limit our financial and operational flexibility, which may affect our financial condition, liquidity and ability to conduct our business.
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
Our activities are subject to extensive regulation under the laws and regulations of the U.S., U.K., Bermuda and the E.U. and its member states and the other jurisdictions in which we operate. Our Operating Subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions, proceedings and fines. Although we have in place systems and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees, or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business. Changes in the laws or regulations to which our Operating Subsidiaries are subject could also have a material adverse effect on our business. In addition, in most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. See “Business — Regulatory Matters” in Item 1 above for more information.
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
The terms of the U.S. Federal Multi-Peril Crop Insurance Program (the “MPCI”), which is sponsored by the Risk Management Agency of the U.S. Department of Agriculture (the “RMA”), may change and adversely impact us. The Agricultural Act of 2014, also known as the 2014 U.S. Farm Bill, was signed into law in February 2014 and fixes the terms of the MPCI through February

2019. The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) used in connection with the MPCI. Given that agriculture insurance premiums driven by the MPCI represent a large portion of the business produced by the combined portfolios of AgriLogic and CGBIC, such changes to the SRA could impact MPCI risk and profitability, and, in turn, adversely affect our financial results through our crop reinsurance business.
Further, recent political initiatives to restrict free trade and close markets, such as the U.K.’s decision to withdraw from the E.U. (“Brexit”) and the Trump administration’s decision to withdraw from the Trans-Pacific partnership, could adversely affect the reinsurance industry and, in turn, our business. The reinsurance industry is disproportionately impacted by restraints on the free flow of capital and risk because the value it provides depends on our ability to globally diversify risk. Increasing barriers to free trade and the free flow of capital could adversely affect our business strategy or results of operations.
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
Insurance regulators, such as the PRA, the FCA and the BMA, impose certain requirements on operating entities they regulate including notification of shareholders, whether directly or indirectly, reaching certain levels of ownership. Prior approval of ownership and transfer of shares by the regulators may be required under certain circumstances. For example, if any entity were to hold 20% or more of the voting rights or 20% or more of the issued ordinary shares of Aspen Holdings, transactions between Aspen U.K. and such entity may have to be reported to the PRA if the value of those transactions exceeds certain threshold amounts that would render them material connected party transactions. In these circumstances, we can give no assurance that these material connected party transactions will not be subject to regulatory intervention by the PRA or other insurance regulators. See “Business — Regulatory Matters” in Item 1 above for more information.
Any transactions between companies within the Aspen Group that are material related party transactions also have to be reported to certain insurance regulators. We can give no assurance that the existence or effect of such related party transactions and the insurance regulator’s assessment of the overall solvency of Aspen Holdings and its subsidiaries, even in circumstances where the Operating Subsidiary has sufficient assets of its own to cover its required margin of solvency, would not result in regulatory intervention by the insurance regulators with regard to such Operating Subsidiary.
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
Similarly, under the Solvency II regime, Aspen European and Aspen U.K. are required to provide the PRA with calculations of their solvency position. If they do not meet the solvency requirements this could trigger regulatory intervention by the PRA.

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
The unregulated parent company of Aspen U.K. may be affected by the FCA, the PRA and the Bank of England.

The Financial Services Act 2012 created powers for the FCA, the PRA and the Bank of England to impose requirements on U.K. parent companies of certain regulated firms, as referenced in “Business — Regulatory Matters” in Item 1 above. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. Aspen European, as intermediate parent company of Aspen U.K., could potentially be subject to these powers and there can be no assurance as to the impact of such powers on our results of operations and/or financial condition.
The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses.
The E.U. directive known as Solvency II covering the capital adequacy, risk management and regulatory reporting for insurers and reinsurers came into effect on 1 January 2016. Solvency II has established a revised set of E.U.-wide capital requirements, valuation techniques and risk management requirements that replace the minimum requirements in the previous E.U. directives. Solvency II presents a number of risks to regulatory compliance, in particular for Aspen U.K. and AMAL. The Solvency II regime also requires an accelerated quarterly close process across the Group to allow those U.K. entities to meet their regulatory disclosure obligations.
Our approach to compliance is based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business. Aspen U.K. received approval from the PRA to use an agreed Internal Model to calculate its Solvency Capital Requirement (“SCR”) for Aspen U.K. and our European sub-group headed by Aspen European as from January 1, 2016. Aspen U.K. is required to ensure that the Internal Model operates properly on a continuous basis and that it continues to comply with the “Solvency Capital Requirements — Internal Models” provisions as set out in the PRA rulebook and Solvency II Delegated Acts. If Aspen U.K. fails to comply with these requirements, the PRA may impose capital add-ons requiring Aspen U.K. to hold more capital than the regulatory requirement calculated by its Internal Model. Failure to comply could result in the PRA revoking Aspen U.K.’s approval to use its Internal Model which, in turn, would require Aspen U.K. to calculate its regulatory capital in accordance with the PRA’s standard formula approach. Implementing the PRA’s standard formula approach would likely increase Aspen U.K.’s capital requirement and may adversely impact our operating results and financial conditions.
The European Commission deemed the regulatory regime in Bermuda to be “equivalent” to Solvency II with effect from January 1, 2016. With effect from October 12, 2016, Aspen European and Aspen U.K. have been granted a five year waiver from group supervision requirements being applied to the European sub-group due to Aspen Bermuda being subject to equivalent Group supervision.
Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators, such as the PRA, with the BMA as group supervisor or the effect, if any, these developments may have on the Group’s operations and financial condition. This uncertainty has increased as a result of the unpredictable consequences of Brexit. The U.K. may seek to agree with the E.U. a process by which its future Solvency II regime can be determined as equivalent with that of the remaining E.U. members in order to limit market disruption in a post-Brexit environment.
The activities of any of our insurance subsidiaries may be subject to review by insurance regulators of differing jurisdictions which may impose greater burdens than anticipated.
The activities of our Operating Subsidiaries may be subject to review by regulators where different supervisory expectations may exist. For example, Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, France, Ireland, Germany, all other EEA states and certain Latin American countries. In addition, both Aspen U.K. and AMAL are eligible to write surplus lines business in 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as alien surplus lines insurers. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and AMAL and assess that they are subject to such jurisdiction’s licensing or other requirements. As a result, both were subject to a mandatory 2017 data call under the 2015 TRIA Reauthorization propounded by the U.S. Federal Insurance Office.

Aspen Bermuda does not maintain a principal office and its personnel do not solicit, advertise, settle claims or conduct other activities that may constitute the transaction of the business of (re)insurance in any jurisdiction in which it is not licensed or otherwise not authorized to engage in such activities. However, inquiries or challenges to Aspen Bermuda’s (re)insurance activities may be raised in the future. The offshore insurance and reinsurance regulatory environment has become subject to increased scrutiny in many jurisdictions, including the U.S. at both Federal and state levels. Compliance with any new laws, regulations or settlements impacting offshore insurers or reinsurers, such as Aspen Bermuda, could have a material adverse effect on our business.
In addition, Aspen U.K. and Aspen Bermuda are currently affected by U.S. “credit for reinsurance” requirements in connection with their reinsurance of risks of U.S. cedants. In general, alien, non-admitted reinsurers, such as Aspen U.K. and Aspen Bermuda, must currently provide collateral for the benefit of U.S. cedants to secure their reinsurance obligations to such U.S. cedants in order for those cedants to receive financial statement credit for such reinsurance. Aspen U.K. and Aspen Bermuda have each established a multi-beneficiary U.S. trust fund for the benefit of their U.S. cedants so that such cedants satisfy U.S. credit for reinsurance requirements and, unless otherwise subject to reduction, the amount of collateral must equal 100% of the reinsurer’s reinsurance obligations. The NAIC adopted an amendment to its credit for insurance model law to provide for reduced collateral in certain circumstances. Many states, including Texas, North Dakota, New York, Florida and California, have adopted these changes. Under these amended laws, if an alien, non-admitted reinsurer satisfies certain requirements, including rating and financial requirements, the approved reinsurer may post collateral in an amount lower than 100% of the reinsurer’s obligations and the domestic cedant may take 100% reinsurance credit. Many non-U.S. reinsurers have applied for and received approval for reduced collateral in applicable states. Aspen Bermuda has received approval for reduced collateral in North Dakota, Florida and New York. Texas enacted a reduced credit for reinsurance statute effective January 1, 2018. Aspen Bermuda intends to file an application for reduced collateral in Texas following the adoption of enabling regulations. As a result, Aspen Bermuda could be subject to increased regulatory review by the regulators in such states.
On January 13, 2017, the U.S. federal authorities and their E.U. counterparts announced the successful completion of their negotiations of a covered agreement, and on September 22, 2017, the U.S. and the E.U. signed the covered agreement. In terms of reinsurance, the covered agreement eliminates collateral and local presence requirements for E.U. and U.S. reinsurers operating in each other’s markets. In connection with an alien reinsurer’s assumption of insurance business from a U.S. cedant, the covered agreement gives the U.S. states five years to remove the existing reinsurance collateral requirements for such alien, non-admitted reinsurers domiciled in the E.U. (such as Aspen U.K.) that meet certain standards. These standards include, among others, minimum capital and risk-based capital, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. If the U.S. states do not remove such reinsurance collateral requirements, they will face federal pre-emption determinations. The Trump administration has also issued a U.S. policy statement providing guidance on implementation which “encourages” each state to “promptly” adopt credit for reinsurance laws and regulations consistent with the covered agreement, and to implement the required phase-out collateral requirements. For more detail on this covered agreement, see “Business — Regulatory Matters” in Item 1 above. There is no guarantee, however, that cedants will be willing to accept reduced collateral requirements. In addition, to the extent we require liquid assets to meet certain cash obligations, the collateral requirements of Aspen U.K. and Aspen Bermuda’s multi-beneficiary U.S. trust fund could adversely impact our liquidity position.
Changes to the Bermuda regulatory system, including changes to its Group Supervisory regime, could have a material adverse effect on our business.
The BMA is our group supervisor and has designated Aspen Bermuda as the designated insurer. As group supervisor, the BMA will (i) assess the Aspen group’s compliance with the BMA’s solvency rules, (ii) perform ongoing supervisory review and assessment of the Aspen group’s financial position and governance systems, (iii) coordinate the gathering and dissemination of relevant or essential information, (iv) convene and conduct supervisory colleges with other supervisory authorities that have regulatory oversight of entities within a group and (v) coordinate any enforcement action that may be taken against any of the members of the Aspen group. We are unable to predict with certainty how these laws, frameworks and/or regulations will be enforced or amended, the form in which any pending or future laws, frameworks and/or regulations could be adopted, the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators, or the effect, if any, these developments would have on our operations and financial condition.
The Council of Lloyd’s and the Lloyd’s Franchise Board have wide discretionary powers to supervise members of Lloyd’s.
The Council of Lloyd’s may vary the method by which the capital requirement, or the investment criteria applicable to Funds at Lloyd’s, is determined. Variance to the capital requirement determination method might affect the maximum amount of the overall premium income that we are able to underwrite. Variation in both might affect our return on investments. The Lloyd’s Franchise Board also has wide discretionary powers in relation to the business of Lloyd’s managing agents, such as AMAL, including the requirement for compliance with the franchise performance and underwriting guidelines. The Lloyd’s Franchise Board imposes certain restrictions on underwriting or on reinsurance arrangements for any Lloyd’s syndicate and changes in these requirements imposed on us may have an adverse impact on our ability to underwrite which in turn will have an adverse effect on our financial performance.
Changes in Lloyd’s regulation or the Lloyd’s market could make Syndicate 4711 less attractive.
Changes in Lloyd’s regulation or other developments in the Lloyd’s market could make operating Syndicate 4711 less attractive. For example, Lloyd’s imposes a number of charges on businesses operating in the Lloyd’s market, including annual subscriptions and Central Fund levies for members and policy signing charges. Despite the principle that each member of Lloyd’s is only responsible for the proportion of risk written on its behalf, a Central Fund acts as a policyholder’s protection fund to make payments where other members have failed to pay valid claims. The Council of Lloyd’s may resolve to make payments from the Central Fund for the advancement and protection of members, which could lead to additional or special levies being payable by Syndicate 4711. The bases and amounts of these charges may be varied by Lloyd’s and could adversely affect our financial and operating results.
Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. See “Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease and limit our ability to pay dividends on our ordinary shares” above.
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
Recent changes in state insurance laws address a number of standards that affect insurance holding company systems, including corporate governance, group-wide supervision, own risk and solvency assessments, accounting for group-wide risks in risk-based capital calculations and imposition of additional disclosure obligations. New U.S. laws and regulations or changes to existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or operating results.
In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. For example, the Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of Treasury Department to collect data on the insurance industry, recommend changes to the state system of insurance regulation and pre-empt certain state insurance laws. One permitted area of federal involvement is the negotiation of “covered agreements” with foreign jurisdiction which would have the effect of pre-empting state law. For more information on the covered agreement between the U.S. and the E.U., see “Business — Regulatory Matters — U.S. Regulation — Operations of Aspen U.K. and Aspen Bermuda.” The Dodd-Frank Act also authorized the creation of the Financial Stability Oversight Council (“FSOC”), a financial regulatory organization chaired by the U.S. Secretary of the Treasury. FSOC has determined that certain insurance groups are systemically significant and therefore subject to prudential supervision by the Board of Governors of the Federal Reserve. While we have received no notice from FSOC regarding a proposed determination of systemic importance, additional laws and regulation adopted in the future or changes in existing laws and regulations could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.
Despite the above, President Trump has expressed the goal of dismantling or rolling back the Dodd-Frank Act, which may present regulatory risks to our businesses. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017, which proposes to amend or repeal various sections of Dodd-Frank. This proposed legislation is now being considered by the U.S. Senate. It is possible that the Financial CHOICE Act of 2017 or another Dodd-Frank “roll-back” bill will be introduced in U.S. Congress in 2018. We are not able to predict whether any such proposal to roll back the Dodd-Frank Act would have a material effect on our business operations in the U.S. or elsewhere.
Changes in U.S. state insurance legislation and insurance department regulation may impact liabilities assumed by our business.
Aspen Specialty, AAIC, Aspen U.K. and various affiliates are subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the companies in such states. For example, as a result of natural disasters or emergency orders, related regulations may be periodically issued or enacted by individual states. This may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to us on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. Further, certain states with catastrophe exposures (e.g., California earthquakes, Florida hurricanes) have opted to establish state-run, state-owned reinsurers that compete with us and therefore reduces the amount of business available to us.
Government authorities seek to more closely monitor and regulate the insurance industry which may adversely affect our business.
The Attorneys General for multiple U.S. states and other insurance regulatory authorities have previously investigated a number of issues and practices within the insurance industry, and in particular insurance brokerage compensation practices. To the extent that state regulation of brokers and intermediaries becomes more onerous, costs of regulatory compliance for Aspen Management, ASIS and Aspen Re America will increase. These investigations of the insurance industry in general, whether involving us specifically or not, together with any legal or regulatory proceedings, related settlements and industry reform or other changes arising therefrom, may materially adversely affect our business and operating results.

The United Kingdom’s decision to withdraw from the E.U. could adversely impact our business, results of operations and financial condition.
The formal process of the U.K. leaving the E.U. commenced on March 29, 2017 when the Prime Minister of the U.K. notified the European Council under Article 50 of the Treaty on the European Union (“Article 50”) of the U.K.'s intention to leave. The U.K. will remain a member state of the E.U. until it negotiates and reaches an agreement in relation to the withdrawal from the E.U. or, if earlier, upon the expiration of a two year period following the Article 50 notification. It is currently unclear what type of agreements will be concluded between the U.K. and the E.U. and if the U.K. will continue to have access to the single market of the E.U. In any case, the U.K. Prime Minister has promised that the U.K. Parliament will have a final vote to ratify the withdrawal agreement that is negotiated with the E.U. It is possible that the withdrawal process may last significantly longer than the two year period envisaged by the Treaty of the European Union.
The uncertainty surrounding the implementation and effect of Brexit, the terms and conditions of such exit, the legal and regulatory framework that would apply to the U.K. and its relationship with the remaining members of the E.U. (including in relation to trade and services) during a withdrawal process and after any Brexit is effected has caused, and is likely to cause, increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed E.U. companies, in particular from the financial services and insurance sector, and the downgrade of the credit ratings for the U.K. by Standard & Poor’s, Moody’s and Fitch (all with negative outlook). For more information on the effect of a credit rating downgrade, please see “A downgrade of U.S. or non-U.S. government securities by credit rating agencies could adversely impact the value of such securities in our investment portfolio and create uncertainty in the market generally” above.
As well as short-term issues, the long-term effect of Brexit on the value of our investment portfolio at this time is uncertain, and such volatility and uncertainty will likely continue as negotiations progress to determine the future terms of the U.K.’s relationship with the E.U.

Brexit could lead to potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. Aspen may have to review our underwriting platforms and incur additional regulatory costs as a result. For example, depending on the outcome of the negotiations referred to above, Aspen's U.K. operations could lose their E.U. financial services passport which provides them the license to operate across borders within the single E.U. market without obtaining local regulatory approval where insurers and cedants are located. Aspen’s Lloyd’s operations would be subject to the decisions taken by the Council of Lloyd’s in connection with operating a subsidiary in Brussels, Belgium through which Lloyd’s businesses would seek access to the single market following Brexit. Such decision and any operational and capital requirements relating thereto might result in increased costs or Funds at Lloyd’s and might not provide the same access to markets that Aspen currently requires to conduct business in the E.U. In addition, depending on the terms of Brexit, the U.K.’s regulatory regime in terms of Solvency II regulation and governance could also diverge and no longer be equivalent. For more information, see “The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses” above.
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
In addition to the above, a snap U.K. general election was held on June 8, 2017 which resulted in a hung Parliament and ultimately to a Confidence and Supply Agreement between the Conservative Party and the Democratic Unionist Party which had allowed the Conservative Party to remain in government. The results of the snap general election, which was called by the Prime Minister of the United Kingdom in order to secure a strong mandate on Brexit, may further increase the uncertainty of the Brexit negotiations and the political uncertainty in the United Kingdom and could cause further economic volatility and market uncertainty as described above.
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
Our business and operations are, by their nature, international and we compete for senior employees on a global basis. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit or retain senior employees or the cost to us of doing so. For example, the introduction in the United Kingdom of the Senior Insurance Managers Regime (“SIMR”) has extended the scope of regulatory pre-approval requirements for senior managers to more functions covered and to non-U.K. senior managers with the ability to influence U.K. companies. As well as the regulatory pre-approval for those senior insurance managers, there are evolving individual regulatory accountability requirements and sanctions and requirements in relation to their remuneration. Any failure to retain senior employees may adversely affect the strategic growth of our business and our operating results.
Our business is subject to risks related to litigation.
We may be subject to a variety of legal actions relating to our current and past business operations including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers or network providers over compensation and termination of contracts and related claims, disputes relating to certain business acquired or disposed of by us and disputes with former employees. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business. Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it results in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that could have a material adverse effect on our operating results and financial condition.

We rely on the execution of complex internal processes to maintain our operations and the operational risks that are inherent to our business, including those resulting from fraud or employee errors or omissions, may result in financial losses.

We rely on the accurate execution of complex internal processes to maintain our operations. We seek to monitor and control our exposure to risks arising from these processes through a risk control framework encompassing a variety of reporting systems, internal controls, management review processes and other mechanisms. We cannot provide absolute assurance that these processes and procedures will effectively control all known risks or effectively identify unforeseen risks, or that our employees and third party agents will effectively implement them. Loss may result from, among other things, fraud, errors, failure to document transactions properly, failure to obtain proper internal authorization, failure to comply with underwriting or other internal guidelines or failure to comply with regulatory requirements. Loss from these risks could adversely affect our business, results of operations and financial condition. In addition, insurance policies that we have in place with third parties may not protect us in the event that we experience a significant loss from these risks.
A failure in our operational systems or infrastructure or those of third parties, including those caused by security breaches or cyber-attacks could disrupt our business, damage our reputation and cause losses.
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
Data protection failures could disrupt our business, damage our reputation and cause losses.
The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. regulations governing the protection of personal and confidential information of our clients or employees, including in relation to medical records, credit card data and financial information.
On May 24, 2016, the European General Data Protection Regulation (the “GDPR”) entered into force, which repeals the Data Protection Directive (95/46/EC) and will be directly applicable in all E.U. member states from May 25, 2018. We will be subject to the GDPR when offering goods and services to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations). The GDPR sets out a number of requirements that must be complied with when handling the personal data of such E.U. based data subjects including: the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligation to make public notification of significant data breaches. The GDPR also retains and adds to some existing requirements, including restrictions on transfers outside the EEA and the requirement to include specific data protection provisions in agreements with data processors. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. states reframe their national legislation to prepare for and harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced.
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
If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, the GDPR increases sanctions for non-compliance, which could result in a penalty of up to the higher of (a) €20 million; and (b) 4% of a firm’s global annual revenue for the preceding financial year for certain infringements, such as unlawful data transfer outside of the EEA. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.
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
We have made substantial investments to develop proprietary analytic and modeling capabilities to facilitate our underwriting, risk management, capital modeling and allocation, and risk assessments relating to the risks we assume. These models and other tools help us to manage our risks, understand our capital utilization and risk aggregation, inform management and other stakeholders of capital requirements and seek to improve the risk/return profile or optimize the efficiency of the amount of capital we apply to cover the risks in the individual contracts we sell and in our portfolio as a whole. However, given the inherent uncertainty of modeling techniques and the application of such techniques, the possibility of human or systems error, the challenges inherent in consistent application of complex methodologies in a fluid business environment and other factors, our models, tools and databases may not accurately address the risks we currently cover or the emergence of new matters which might be deemed to impact certain of our coverages. Accordingly, our models may understate the exposures we are assuming. Conversely, our models may prove too conservative and contribute to factors which may impede our ability to grow in respect of new markets or perils or in connection with our current portfolio of coverages or the loss environment otherwise may prove more benign than our capital loading for catastrophes or other modeled losses. In such case of excess capital, we would make a judgment about redeploying the capital in lines of businesses or pursuing other capital management activities, such as dividends or share repurchases, which judgment will also depend on modeling techniques and results. If capital models prove inadequate, our result of operations and financial condition may be materially adversely impacted.
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
We rely on internal controls to limit our risk exposure within prescribed parameters. However, our controls and monitoring efforts may be ineffective, permitting one or more underwriters to exceed their underwriting authority and cause us to (re)insure risks outside the agreed upon guidelines. To the extent that our underwriters exceed their authorities, agree to inappropriate contract terms and conditions or are influenced by broker incentives, or if there is ineffective channel management or inaccurate underwriting data capture and reporting leading to licensing and sanction breaches, our financial condition or results of operations could be materially adversely affected.
Risks Related to Our Ordinary Shares
Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.
We are a holding company and, as such, we do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries, including our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and dividend payments, to our preference and ordinary shareholders, as appropriate. Our Operating Subsidiaries are subject to capital, regulatory and other requirements that inform their ability to declare and pay dividends and make loans to other Group companies. In line with common market practice for regulated institutions, the PRA, the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., previously requested that it be afforded the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s subsequent capital position are within Aspen U.K.’s board-approved solvency capital risk appetite. See “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends, Distributions and Reduction of Capital,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — State Dividend Limitations” in Item 1, above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7 below for more information on our ability to pay dividends. These and other requirements may mean that our Operating Subsidiaries are unable to pay sufficient dividends to enable us to meet our ongoing cash requirements, which could materially adversely affect our liquidity or financial condition.
Certain regulatory and other constraints may limit our ability to pay dividends on our securities.
We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our ordinary shares and make other distributions on our Preference Shares (as defined below). Under the Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or if the realizable value of our assets would thereby not be less than our liabilities. See “Business — Regulatory Matters” in Item 1, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7 and Note 15 of our consolidated financial statements, “Statutory Requirements and Dividends Restrictions” for more information on our ability to pay dividends.
There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares.
In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. This provision was intended to mitigate the risk that Aspen Holdings or any of our non-U.S. subsidiaries would be characterized as a “controlled foreign corporation” for U.S. federal income tax purposes. As described below however, this provision will not mitigate this risk based on a recent legislative change. See “Risk Factors-Risks Related to Taxation - Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules” for more information.
In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares, each with a liquidation preference of $25 per share (collectively, the “Preference Shares”)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2017, there were 59,474,085 ordinary shares outstanding of which 5,650,038 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.
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
The Board may decline to register a transfer of any ordinary shares if it appears to the Board, in its sole and reasonable discretion, after taking into account the limitations on voting rights contained in our bye-laws, that any non-de minimis adverse tax, regulatory or legal consequences to us, any of our subsidiaries or any of our shareholders or their affiliates may occur as a result of such transfer. Our bye-laws also provide that if the Board determines that share ownership by a person may result in material adverse tax consequences to us, any of our subsidiaries or any shareholder or its affiliates, then we have the option to require that shareholder to sell the repurchase right for fair market value the minimum number of ordinary shares held by such person which is necessary to eliminate the material adverse tax consequences.
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
Our ordinary shares trade on the NYSE under the symbol “AHL” and our Preference Shares also trade on the NYSE. Trading in our securities that are listed on the NYSE may be halted due to a market disruption event, systems failure, cyber security attack or for other technical reasons. If the NYSE is unable to maintain the availability of its electronic trading systems or otherwise safeguard the security of trading within those platforms due to the occurrence of a technical failure, cyber-attack or other information security incident, an investor’s ability to trade in our securities may be compromised. On a few occasions in the past the NYSE has suspended trading in all securities listed on the NYSE due to unusual but major technical issues. During such a halt in trading, there may be no trading market for our ordinary shares or Preference Shares making it difficult for an investor to sell our securities in the volume, or at a price and time, which is attractive to such investor.
Risks Related to Taxation
Our non-U.S. companies (other than AUL) may be subject to U.S. income tax and that may have a material adverse effect on our operating results and your investment.
If Aspen Holdings or any of its non-U.S. subsidiaries (other than AUL) were considered to be engaged in a trade or business in the United States, it could be subject to U.S. corporate income and additional branch profits taxes on the portion of its earnings effectively connected to such U.S. business, in which case its operating results could be materially adversely affected. However, the operating results of Aspen U.K. should not be materially adversely affected as Aspen U.K. is considered to be engaged in a U.S. trade or business solely as a result of the binding authorities granted to certain subsidiaries incorporated in the United States.
We intend to manage the business of Aspen Holdings and its non-U.S. subsidiaries so that none of these companies (other than AUL) should be subject to U.S. tax because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. and APJ Jersey with respect to the business produced pursuant to the binding authorities granted to certain subsidiaries incorporated in the United States). However, U.S. excise tax on premium income attributable to U.S. risks, U.S. Base Erosion Anti-avoidance Tax ("BEAT") on premium ceded from U.S. subsidiaries to non-U.S. related parties, U.S. withholding tax on certain U.S. source investment income, U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the above described binding authority agreements, and profits attributable to APJ Jersey reflecting the recent expansion of its business into the Latin American market may apply. However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.
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
None of us, other than our subsidiaries that are incorporated in the U.K. (“the U.K. Subsidiaries”), should be treated as being resident in the U.K. for corporation tax purposes except for APJ Jersey which, although not incorporated in the U.K., is treated as resident in the U.K. as a result of its central management and control being exercised from the U.K. Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends to manage our affairs so that none of us, other than the U.K. Subsidiaries and APJ Jersey, is resident in the U.K. for tax purposes.

A company that is not resident in the U.K. for corporation tax purposes can nevertheless be subject to U.K. corporation tax if it carries on a trade through a permanent establishment in the U.K. but, in that case, the charge to U.K. corporation tax is limited to profits (both revenue profits and capital gains) attributable directly or indirectly to such permanent establishment.
Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends that we will operate in such a manner so that none of us (other than the U.K. Subsidiaries and APJ Jersey) carries on a trade through a permanent establishment in the U.K. Nevertheless, because neither case law nor U.K. statute completely defines the activities that constitute trading in the U.K. through a permanent establishment, Her Majesty’s Revenue and Customs (“HMRC”) might contend successfully that any of us (other than the U.K. Subsidiaries and APJ Jersey) are trading in the U.K. through a permanent establishment.
The U.K. has no income tax treaty with Bermuda. There are circumstances in which companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident may be exposed to income tax in the U.K. (other than by deduction or withholding) on the profits of a trade carried on there, even if that trade is not carried on through a permanent establishment. However, each of us intends that we will operate in such a manner that none of us will fall within the charge to income tax in the U.K. (other than by deduction or withholding).
If any of us, other than the U.K. Subsidiaries and APJ Jersey, were treated as being resident in the U.K. for U.K. corporation tax purposes, or as carrying on a trade in the U.K., whether or not through a permanent establishment, our operating results could be materially adversely affected.
Our U.K. operations may be affected by recent changes in U.K. and Australian tax law.
The U.K. Subsidiaries and APJ Jersey should be treated as resident in the U.K. and accordingly be subject to U.K. tax in respect of their worldwide income and gains. Any change in the basis or rate of U.K. corporation tax could materially adversely affect the operations of the U.K. resident companies. The U.K. corporation tax rate is currently 19% and will be reduced to 17% with effect from April 1, 2020.
The Organization for Economic Co-operation and Development (“OECD”) published its final reports on Base Erosion and Profit Shifting (“BEPS Reports”) in October 2015, containing recommendations on measures to coordinate multilateral action on international tax rules. Recommended actions include ensuring that transfer pricing outcomes are in line with value creation (noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place), neutralizing the effect of hybrid financial instruments and entities and limiting the deductibility of intra-group interest payments for tax purposes.
In response to the BEPS recommendations, revised transfer pricing guidelines have been adopted and legislation has been introduced in relation to hybrid mismatches, the latter of which came into effect on January 1, 2017. Legislation to restrict tax deductions for interest expenses of large groups, in line with the OECD’s recommendations, was brought into effect from April 1, 2017. These changes to U.K. tax law in response to the BEPS Reports may have a material adverse effect on our intra-group financing arrangements and our results.
Legislation restricting the amount of U.K. profit in any particular accounting period that can be offset by historical tax losses was brought into effect from April 1, 2017. Should utilization of any tax losses be delayed or restricted as a result of this legislation, this could have a material adverse effect on our results.
The U.K. diverted profits tax (“DPT”) is separate from existing U.K. corporation tax and is charged at a higher rate of 25%. It is an anti-avoidance measure aimed at protecting the U.K. tax base against profits being earned by activities carried out in the U.K. but which are not taxed in the U.K., in particular as a result of arrangements amongst companies in the same multinational group.  The U.K.’s network of double tax treaties does not offer protection from a DPT charge. In the event that the rules apply to certain arrangements, then upfront payment of HMRC’s estimate of the deemed tax liability may be required. If any of our U.K. or non-U.K. companies is liable for DPT as a result of intra-group arrangements, this could have a material adverse effect on our results.

The U.K. Criminal Finances Act, which came into force on September 30, 2017, creates a new corporate criminal offense of failure to prevent facilitation of tax evasion.  A company (wherever incorporated) will be guilty (on a strict liability basis) if a person performing services for or on behalf of that company (whether as an employee, agent or in any other capacity), facilitates the commission by another person of a U.K. tax evasion offense, or, in certain circumstances, a tax evasion offense under any non-U.K. law, unless the company can prove that it had reasonable prevention procedures in place. Should any Group entities be held criminally liable under this legislation, this may have a material impact on our results.
The Australian Government announced a new diverted profits tax which will apply to tax years beginning on or after July 1, 2017. The diverted profits tax is set at 40% and is modeled on the U.K.’s DPT. If Aspen U.K.’s Australian branch is deemed liable for Australian DPT as a result of intra-group arrangements, this could have a material adverse effect on our results in future years.

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

The BEPS Reports included a recommendation that groups should be required in the future to report details of their operations and intra-group transactions in each jurisdiction, known as country by country reporting (“CBCR”). The U.K. has implemented these recommendations with effect from January 1, 2016. Many non-OECD countries are still considering the implications of the proposals. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant U.K. or U.S. resident entities of the Aspen group.

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
The CRS has been introduced as an initiative by the OECD and is imposed by its member countries, including those within the E.U. through the E.U. Directive on Administrative Co-operation. Similar to the Foreign Account Tax Compliance Act introduced by the United States, the CRS requires financial institutions which are subject to the rules to report certain information in respect of financial account holders. We intend to operate in compliance with the CRS. Any inadvertent failure to do so may have an adverse effect on our business and operating results.
Recent and future changes in U.S. federal income tax law or the manner in which it is interpreted could materially adversely affect the non-U.S. insurance industry and our results of operations.

The Tax Cuts and Jobs Act (the “2017 Act”) was passed by the U.S. Congress and was signed into law on December 22, 2017, with certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies.  For example, the 2017 Act includes a base erosion anti-avoidance tax (the “BEAT”) that could make affiliate reinsurance between United States and non-U.S. members of our Group economically unfeasible. As discussed in more detail below, the 2017 Act also revises the rules applicable to passive foreign investment companies (“PFICs”) and controlled foreign corporations (“CFCs”).  Although we are currently unable to predict the ultimate impact of the 2017 Act on our business, shareholders and results of operations, the 2017 Act may increase the tax liability of the U.S. members of our group that reinsure with non-U.S. group members and may impact the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders.  Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us.

U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the "subpart F income" of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are only recently proposed regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules.
A “10% U.S. Shareholder” (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns shares in such non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year during which it is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income,” even if the subpart F income is not distributed. A “10% U.S. Shareholder” is a U.S. Person (as defined below) that owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power or value of all classes of stock of a non-U.S. corporation. The 2017 Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in our organizational documents described above reducing the voting power of 9.5% U.S. Shareholders will no longer mitigate the potential risk of 10% U.S. Shareholder status. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income). A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For the purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.
For purposes of this discussion, the term “U.S. Person” means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any political subdivision thereof, (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. Persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. Person for U.S. federal income tax purposes and (z) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing.
We believe that because of the anticipated dispersion of our share ownership, no U.S. Person who owns shares of Aspen Holdings directly or indirectly through one or more non-U.S. entities should be treated as owning (directly, indirectly through non-U.S. entities, or constructively) 10% or more of the total voting power or value of all classes of shares of Aspen Holdings or any of its non-U.S. subsidiaries. Our shares may not be as widely dispersed as we believe, however, due to the application of certain ownership attribution rules. No assurance may be given that a U.S. Person who owns our shares will not be characterized as a 10% U.S. Shareholder, in which case such U.S. Person may be subject to taxation under the CFC rules.
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
If we are considered a PFIC for U.S. federal income tax purposes, a U.S. Person who owns any of our shares will be subject to adverse tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to tax on amounts in advance of the date on which tax would otherwise be imposed, in which case such U.S. Person’s investment could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the shares that might otherwise be available under U.S. federal income tax laws. The 2017 Act limits the potential application of an insurance income exception to the PFIC rules to a non-U.S. insurance company that is a qualifying insurance corporation that would be taxable as an insurance company if it were a U.S. corporation and maintains insurance liabilities of more than 25% of such company’s assets for a taxable year (or maintains insurance liabilities that at least equal or exceed 10% of its assets and it satisfies a facts and circumstances test that requires a showing that the failure to exceed the 25% threshold is due to run-off or rating agency circumstances) (the “Reserve Test”). However, no assurance may be given that our non-U.S. insurance subsidiaries will satisfy the Reserve Test in future years. In addition, the IRS issued proposed regulations intended to clarify the application of the PFIC rules to non-U.S. insurance companies. These proposed regulations will not be effective until adopted in final form. We believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS because we cannot predict the likelihood of finalization of the proposed regulations or the scope, nature, or impact of the proposed regulations on us, should they be formally adopted or enacted or whether our non-U.S. insurance subsidiaries will be able to satisfy the Reserve Test in future years. Accordingly, no assurance may be given that we will not be characterized as a PFIC. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation.
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
The OECD has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s progress report dated April 2, 2009, Bermuda was designated as an OECD “White List” jurisdiction that has substantially implemented the internationally agreed tax standards. The standards for the OECD compliance are to have at least 12 signed Tax Information Exchange Agreements (“TIEAs”) with other OECD members or non-OECD members. Bermuda has signed approximately 41 TIEAs which exceeds the requisite amount and demonstrates Bermuda’s commitment to preserve the standards. In April 2016, Bermuda agreed to participate in the Tax Sharing requirements for CBCR. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes. We submitted a CBCR to the Bermudian tax authorities in December 2017.
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
We lease office space in Hamilton, Bermuda where we are headquartered. In addition, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Australia, France, Germany, Ireland, Singapore, Switzerland and the United Arab Emirates. We renew and enter into leases in the ordinary course of business as required. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations for the foreseeable future. For more information on our leasing arrangements, please refer to Note 19(b) of our consolidated financial statements, “Commitments and Contingent Liabilities — Operating leases.”

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
Market Information
Our ordinary shares began publicly trading on December 4, 2003. The New York Stock Exchange (“NYSE”) symbol for our ordinary shares is AHL. Prior to that time, there was no trading market for our ordinary shares. The following table sets forth the high and low sales prices per share of our ordinary shares as reported in composite NYSE trading and the dividends paid per ordinary share for the periods indicated:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
Period	High	Low

2017
First Quarter	$57.70	$52.00	$0.22
Second Quarter	$53.80	$49.60	$0.24
Third Quarter	$51.75	$36.45	$0.24
Fourth Quarter	$43.00	$40.10	$0.24
2016
First Quarter	$48.32	$40.34	$0.21
Second Quarter	$48.35	$43.27	$0.22
Third Quarter	$47.47	$44.05	$0.22
Fourth Quarter	$55.80	$46.07	$0.22
Number of Holders of Ordinary Shares
As of February 15, 2018, there were 191 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Preference Shares.
Dividends
Any determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our operating results and cash flows, our financial position and capital requirements, general business conditions, legal, tax, regulatory and any contractual restrictions on the payment of dividends and any other factors the Board deems relevant at the time. For information on the dividends paid per ordinary share in 2016 and 2017, see “— Market Information” above.
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

Purchases of Equity Securities by Issuer and Affiliated Purchasers
As at December 31, 2017, we had $220.0 million remaining under our current share buyback authorization. As illustrated in the table below, we did not repurchase any of our equity securities during the three months ended December 31, 2017:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit) ($)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs ($millions)
October 1, 2017 to October 31, 2017	—	—	—	$220.0
November 1, 2017 to November 30, 2017	—	—	—	$220.0
December 1, 2017 to December 31, 2017	—	—	—	$220.0
Total	—	—	—	$220.0
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
The following graph illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of our ordinary shares compared with such return for the (i) S&P 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2012 to December 31, 2017, assuming $100 was invested on December 31, 2012. As depicted in the graph below, the cumulative total return during this period was (i) 38.9% on our ordinary shares, (ii) 108.1% for the S&P 500 Composite Stock Price Index and (iii) 148.3% for the S&P Property & Casualty Industry Group Stock Price Index.

Comparison of 5 Year Cumulative Total Return*
Among Aspen Insurance Holdings Limited, the S&P 500 Composite Stock Price Index and
the S&P 500 Property & Casualty Industry Group Stock Price Index

$250
$200
$150
$100
$50
$0
Dec-12
Dec-13
Dec-14
Dec-15
Dec-16
Dec-17
AHL
S&P 500
S&P P&C Insurance Index

_______________
*$100 invested on December 31, 2012 in stock or index, including reinvestment of dividends (fiscal year ending December 31)

	12/12	12/13	12/14	12/15	12/16	12/17
Aspen Insurance Holdings Limited	100.00	131.22	141.65	159.03	184.52	138.88
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P 500 Property & Casualty Insurance	100.00	138.29	160.06	175.32	202.85	248.26
The stock price performance included in the graph above is not necessarily indicative of future stock performance.
Bye-Laws
The Board approved amendments to our bye-laws on March 3, 2005, February 16, 2006, February 6, 2008 and February 3, 2009, which were subsequently approved by our shareholders at our annual general meetings on May 26, 2005, May 25, 2006, April 30, 2008 and April 29, 2009, respectively. Below is a description of our bye-laws, as amended.
The Board and Corporate Action.  Our bye-laws provide that the Board shall consist of not less than six and not more than 15 directors. Subject to our bye-laws and Bermuda law, the directors shall be elected or appointed by holders of ordinary shares. The Board is divided into three classes, designated Class I, Class II and Class III. Our Class I directors are elected to serve until the 2020 annual general meeting, our Class II directors are elected to serve until the 2018 annual general meeting and our Class III directors are elected to serve until our 2019 annual general meeting. Notwithstanding the foregoing, directors who are seventy years or older shall be elected every year and shall not be subject to a three-year term. In addition, notwithstanding the foregoing, each director shall hold office until such director’s successor shall have been duly elected or until such director is removed from office or such office is otherwise vacated. In the event of any change in the number of directors, the Board shall apportion any newly created directorships among, or reduce the number of directorships in, such class or classes as shall equalize, as nearly as possible, the number of directors in each class. In no event will a decrease in the number of directors shorten the term of any incumbent director.
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
These voting cut-back provisions were incorporated into the Company’s bye-laws to seek to mitigate the risk of any U.S. Person that owns our ordinary shares directly or indirectly through non-U.S. entities being characterized as a 10% U.S. Shareholder for U.S. federal income tax purposes. However, the 2017 Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in our organizational documents described above reducing the voting power of 9.5% U.S. Shareholders will no longer mitigate the potential risk of 10% U.S. Shareholder status. Our shares may not be as widely dispersed as we believed at December 31, 2017 due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S Person who owns our shares will not be characterized as a 10% U.S. Shareholder, in which case such U.S. Person may be subject to taxation under the CFC rules and may have their votes cut-back as noted above. See “Risk Factors — Risks Related to Ordinary Shares — There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares” in Part 1, Item 1A, above.
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
7.250% Perpetual Non-Cumulative Preference Shares. In April 2012, the Pricing and Repurchase Committee of the Board authorized the issuance and sale of up to $230.0 million of our 7.250% Perpetual Non-Cumulative Preference Shares, with a liquidation preference of $25 per security (the “7.250% Preference Shares”). On July 3, 2017, we elected to mandatorily redeem all of the outstanding 7.250% Preference Shares. Each holder of a 7.250% Preference Share received $25 per 7.250% Preference Share, plus any declared and unpaid dividends.
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
Whenever dividends on any 5.95% Preference Shares have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of the 5.95% Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 7.250% Preference Shares and the 5.625% Preference Shares), will be entitled, at a special meeting called at the request of record holders of at least 20% of the aggregate liquidation preference of the 5.95% Preference Shares or of any other series of appointing preference shares then outstanding (including the 7.250% Preference Shares and the 5.625% Preference Shares) to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on the 5.95% Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.
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
Whenever dividends on any 5.625% Preference Shares have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our 5.625% reference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 7.250% Preference Shares and the 5.95% Preference Shares), will be entitled to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on the 5.625% Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.
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
The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2017, 2016, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2017, 2016, 2015, 2014 and 2013 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2017, and for each of the twelve months ended December 31, 2017, 2016 and 2015, and the report thereon of KPMG LLP, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2017	2016	2015	2014	2013
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross written premiums	$3,360.9	$3,147.0	$2,997.3	$2,902.7	$2,646.7
Net premiums written	2,212.5	2,593.7	2,646.2	2,515.2	2,299.7
Net premiums earned	2,306.6	2,637.3	2,473.3	2,405.3	2,171.8
Loss and loss adjustment expenses	(1,994.7)	(1,576.1)	(1,366.2)	(1,307.5)	(1,223.7)
Amortization of deferred policy acquisition costs, general, administrative and corporate expenses	(902.7)	(1,019.0)	(907.6)	(896.9)	(790.1)
Net investment income	189.0	187.1	185.5	190.3	186.4
Net (loss)/income	(266.4)	203.4	323.1	355.8	329.3
Basic (loss)/earnings per share	(5.22)	2.67	4.64	4.92	4.29
Fully diluted (loss)earnings per share	(5.22)	2.61	4.54	4.82	4.14
Basic weighted average shares outstanding (millions)	59.8	60.5	61.3	64.5	66.9
Diluted weighted average shares outstanding (millions)	59.8	61.9	62.7	65.9	69.4
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	86.5%	59.8%	55.2%	54.4%	56.3%
Expense ratio (on net premiums earned) (2)	39.2%	38.7%	36.7%	37.3%	36.3%
Combined ratio (3)	125.7%	98.5%	91.9%	91.7%	92.6%
Summary Balance Sheet Data
Total cash and investments (4,8)	$8,687.8	$9,174.1	$8,811.7	$8,607.4	$8,253.4
Premiums receivable (5)	1,596.3	1,472.5	1,151.6	1,058.6	1,045.5
Total assets	12,906.4	12,090.1	11,048.8	10,716.3	10,230.5
Loss and loss adjustment expense reserves	6,749.5	5,319.9	4,938.2	4,750.8	4,678.9
Reserves for unearned premiums	1,820.8	1,618.6	1,587.2	1,441.8	1,280.6
Loan notes issued by variable interest entities, at fair value (9)	86.6	223.4	190.6	138.6	50.0
Long-term debt	549.5	549.3	549.2	549.1	549.0
Total shareholders’ equity	2,928.5	3,648.3	3,419.9	3,419.3	3,299.6
Per Share Data (Based on U.S. GAAP balance sheet data):
Book value per ordinary share (6)	$40.59	$47.68	$46.99	$46.16	$41.87
Diluted book value per share (treasury stock method) (7)	$40.10	$46.72	$46.00	$45.13	$40.90
Cash dividend declared per ordinary share	$0.94	$0.86	$0.83	$0.78	$0.71
______________

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing amortization of deferred policy acquisition costs and general, administrative and corporate expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed income securities, equities, bank loans, other investments, short-term investments and catastrophe bonds.

(5)	Premiums receivable including funds withheld.

(6)
Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 65,546,976, 62,017,368, 60,918,373, 59,774,464 and 59,474,085 as at December 31, 2013, 2014, 2015, 2016 and 2017, respectively.

(7)
Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, as at December 31, 2013, 2014, 2015, 2016 and 2017, divided by the number of dilutive equivalent shares outstanding of 67,089,572, 63,444,356, 62,240,466, 61,001,071 and 60,202,409 as at December 31, 2013, 2014, 2015, 2016 and 2017, respectively. As at December 31, 2013, 2014, 2015, 2016 and 2017, there were 1,542,596, 1,426,988, 1,322,093, 1,226,607 and 728,324 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options.

(8)	Including cash within consolidated variable interest entities of $166.6 million as at December 31, 2017 and $291.3 million as at December 31, 2016.

(9)
Of the total loan notes issued by our consolidated variable interest entities, at fair value, of $86.6 million as at December 31, 2017, $44.2 million were classified as long term liabilities and $42.4 million were classified as current liabilities due and payable in less than one year. For more information, refer to Note 7, “Variable Interest Entities” of our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2017, 2016 and 2015. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related Notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Statement Regarding Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.
Aspen’s Year in Review
The insurance and reinsurance industry continued to be challenged in 2017 as a result of the impact of a series of costly catastrophe events and losses. In addition, although rates generally increased following the catastrophes in the third and fourth quarters of 2017, the industry has experienced years of rate reductions across many lines of business in both insurance and reinsurance.
Business Portfolio Optimization. In 2017, we launched a comprehensive program to enhance operating effectiveness and efficiency across our organization and enhance our market position (the “Effectiveness and Efficiency Program”). The Effectiveness and Efficiency Program is intended to allow us to be a more nimble organization with faster decision-making ability and a more competitive expense ratio.
We expect the Effectiveness and Efficiency Program to deliver cumulative total expense savings of approximately $160 million over the next three years. We expect to achieve approximately $30 million of the savings in 2018, $55 million in 2019 and $75 million in 2020, after which run-rate savings are expected to be approximately $80 million per year. We expect approximately 70% of the total expected savings to benefit our Insurance segment. We likewise expect to incur pre-tax charges of approximately $95 million to implement the Effectiveness and Efficiency Program and achieve the expected savings, the majority of which we expect will be incurred in 2018 and 2019. Approximately $50 million of this charge is for employee severance, benefits and related expenses, $30 million for business transformation and Effectiveness and Efficiency Program costs, and $15 million for outsourcing and premises. We also expect to spend a total of approximately $55 million in incremental capital expenditure, primarily information technology, in 2018 and 2019 that we expect to be amortized over a period of three to five years from the start of 2020. In 2017, we have recognized $15.2 million of expense associated with the Effectiveness and Efficiency Program.
In our insurance segment, we experienced a significant underwriting loss due to a combination of catastrophe losses and an increased incidence of large losses and attritional losses. Gross written premium for the insurance segment was $1.81 billion in 2017, an increase of 4.5% from 2016. Our combined ratio in insurance was 117.9% in 2017 compared to 99.6% in 2016.
In our reinsurance segment, our results were dominated by the significant level of natural catastrophe losses primarily in the U.S. Gross written premium for the reinsurance segment for 2017 was $1.55 billion, an increase of 9.6% from 2016, with growth primarily in specialty lines. The combined ratio was 125.1% in 2017 compared to 90.0% in 2016.
On December 18, 2017, the Company acquired through its wholly-owned subsidiary, Aspen U.S. Holdings, a 23.2% share of Crop Re Services LLC (“Crop Re”), a newly formed U.S.-based subsidiary of CGB Diversified Services, Inc (“CGB DS”) in exchange for the sale of AG Logic Holdings, LLC and its affiliates (“AgriLogic”), the Company’s U.S. crop insurance business. For further information regarding this transaction, see Note 6 of our consolidated financial statements, “Investments.”
Total ceded written premiums in 2017 increased by $595.1 million compared to 2016. Ceded written premiums increased in both our insurance and reinsurance segments due to the purchase of a whole account quota share contract. Ceded reinsurance premiums increased for our insurance segment due to the restructure of our ceded reinsurance arrangements through the use of significant quota share reinsurance arrangements and the recognition of ceded premiums to reinstate cover following catastrophe and other large losses. Ceded premiums also increased in the reinsurance segment due to increased gross written premiums written in conjunction with increased retrocession to third parties, an increase in ceded reinsurance premiums following the sale of AgriLogic in December 2017 and due to the recognition of additional ceded premiums as a result of reinstating cover following catastrophe losses.
Capital Management. We continue to focus on capital management and maintain our capital at an appropriate level. In 2017, we repurchased 648,941 ordinary shares for a total consideration of $30.0 million. In addition, in the second quarter of 2017, we increased our quarterly dividend on our ordinary shares from $0.22 to $0.24 per ordinary share. On February 8, 2017, our Board of Directors also authorized a new share repurchase program of $250.0 million. The share repurchase authorization, which is effective through February 8, 2019, permits us to effect repurchases from time to time through a combination of transactions.

On January 3, 2017, we also elected to redeem all of the outstanding 7.401% Preference Shares. Each holder of a 7.401% Preference Share received $25 per 7.401% Preference Share, plus any declared and unpaid dividends. We likewise elected to redeem all of the outstanding 7.250% Preference Shares on July 3, 2017. Each holder of a 7.250% Preference Share received $25 per 7.250% Preference Share, plus any declared and unpaid dividends.
Investment Management. We follow an investment strategy designed to emphasize the preservation of capital and provide sufficient liquidity for the prompt payment of claims. As of December 31, 2017, our investments consisted of a diversified portfolio of fixed income securities including U.S. Dollar BBB Emerging Market Debt, global equities and money market funds. Our overall portfolio strategy remains focused on high quality fixed income investments.  In the third quarter of 2017, we took advantage of rising equity markets and sold $208.1 million of our equity portfolio. Proceeds from the sales were reinvested into a core fixed income strategy. As at December 31, 2017, we had a 5.8% (2016 —6.8%) position in equities, a 4% (2016 — 3.8%) position in U.S. Dollar BBB Emerging Market Debt and 0.2% (2016 —0.2%) in risk asset portfolio cash. As at December 31, 2017, approximately 10% of our total cash and investments, excluding catastrophe bonds and funds held by variable interest entities (the “Managed Portfolio”), was invested in equities and U.S. Dollar BBB Emerging Market Debt (2016 — 10.8%).

Financial Overview
The following overview of our 2017, 2016 and 2015 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.
Operating highlights

•	Gross written premiums of $3,360.9 million in 2017, an increase of 6.8% from 2016.

•
Combined ratio of 125.7% for 2017, including $561.9 million, or 24.6 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, compared with 98.5% for 2016, which included $164.4 million or 6.3 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, and 91.9% for 2015, which included $90.5 million or 3.7 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements.

•
Net favorable development on prior year loss reserves of $105.4 million, or 4.6 combined ratio points, for 2017 compared with $129.3 million, or 4.9 combined ratio points, for 2016, and $156.5 million, or 6.3 combined ratio points, for 2015.

•	Annualized net return on average equity of an 11.1% loss for 2017 compared with a 5.4% gain in 2016 and a 10.0% gain in 2015.
Gross written premiums.  The changes in our segments’ gross written premiums for the twelve months ended December 31, 2017, 2016 and 2015 were as follows:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,548.5	9.6%	$1,413.2	13.2%	$1,248.9
Insurance	1,812.4	4.5%	1,733.8	(0.8)%	1,748.4
Total	$3,360.9	6.8%	$3,147.0	5.0%	$2,997.3
In 2017, gross written premiums in our reinsurance segment increased by 9.6% compared to 2016 due primarily to growth in specialty reinsurance business lines. The 4.5% increase in gross written premiums in our insurance segment in 2017 was due to growth in financial and professional lines insurance. Overall gross written premiums in 2017 increased by 6.8%. In 2016 gross written premiums increased by 5.0% compared to 2015 due primarily to growth in specialty reinsurance and casualty reinsurance business lines.
Ceded written premiums. Ceded written premiums in 2017 increased by 107.6% compared to 2016. The changes in our segments’ ceded written premiums for the twelve months ended December 31, 2017, 2016 and 2015 were as follows:

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$298.5	107.3%	$144.0	50.9%	$95.4
Insurance	849.9	107.6%	409.3	60.1%	255.7
Total	$1,148.4	107.6%	$553.3	57.6%	$351.1
Ceded written premiums increased in both segments due to the combination of the purchase of a whole account quota share contract in the first quarter of 2017 in addition to increased use of quota share reinsurance, particularly in the insurance segment. Ceded written premiums increased in our insurance segment due to the restructuring of our ceded reinsurance arrangements and the recognition of reinstatement premiums associated with the increase in catastrophe and large losses. Ceded written premiums increased in our reinsurance segment due to new business opportunities written in conjunction with increased retrocession, additional ceded written premiums following the sale of AgriLogic in December 2017 and the recognition of reinstatement premiums associated with the increase in catastrophe losses.
Ceded written premiums increased by 57.6% in 2016 compared to 2015 as a result of new business opportunities written in conjunction with an increase in retrocession, and as a result of a restructure of our ceded reinsurance arrangements aimed at reducing earnings volatility and benefiting the expense ratio through an increase in over-rider commissions.

Combined ratio.  We monitor the ratio of losses and expenses to net earned premium (the “combined ratio”) as a measure of relative performance where a lower ratio represents a better result than a higher ratio. The combined ratios for our two business segments for the twelve months ended December 31, 2017, 2016 and 2015 were as follows:

	Combined Ratios for the Twelve Months Ended December 31,
Business Segment	2017	2016	2015
Reinsurance	125.1%	90.0%	80.4%
Insurance	117.9%	99.6%	96.1%
Total (1)	125.7%	98.5%	91.9%
__________________

(1)	The total combined ratio includes the impact from corporate expenses.
The combined ratio for 2017 increased by 27.2 percentage points compared to 2016 due mainly to the increase in the loss ratio. The increase in loss ratio was due primarily to a $409.6 million increase in catastrophe losses, a $59.7 million increase in large losses, a $23.9 million decrease in prior year reserve releases, an increase in attritional losses in our insurance segment and a $330.7 million decrease in net earned premiums. The expense ratio increased by 0.5 percentage point due to a reduction in net earned premiums and an increase in general, administrative and corporate expenses partially offset by a decrease in policy acquisition expenses due to over-rider commissions associated with the increase in ceded reinsurance.
The combined ratio for 2016 increased by 6.6 percentage points compared to 2015 due to a 4.6 percentage point increase in the loss ratio and a 2.0 percentage point increase in the expense ratio. The loss ratio increase was due primarily to a $75.9 million increase in catastrophe losses and a $27.2 million reduction in the level of prior year reserve releases. The increase in expense ratio was due to higher acquisition and general administrative and corporate expenses. The increase in the expense ratio was due to an increase in the acquisition ratio due to higher profit commission accruals and lower ceding commissions in the insurance segment and changes in business mix in the reinsurance segment. The increase in general, administrative and corporate expenses was due to costs associated with AgriLogic, growth in our insurance and reinsurance business and reorganization costs.
In each of the years ended December 31, 2017, 2016 and 2015, we recorded a reduction in the level of reserves for prior years. In 2017, we reported net favorable development on prior year loss reserves of $105.4 million, or 4.6 combined ratio points, compared with $129.3 million, or 4.9 combined ratio points, for 2016, and $156.5 million, or 6.3 combined ratio points, for 2015.
Overall reserve releases in 2017 decreased by $23.9 million compared to 2016 mainly due to an $18.7 million decrease in net reserve releases in our insurance segment from $42.3 million in 2016 to $23.6 million in 2017. Overall reserve releases in 2016 reduced by $27.2 million compared to 2015 due mainly to a $23.4 million decrease in net reserve releases in our insurance segment from $65.7 million in 2015 to $42.3 million in 2016. Reserve releases in our reinsurance segment in 2015 decreased from $90.8 million in 2015 to $87.0 million in 2016. Further information relating to the release of reserves can be found below under “— Reserves for Losses and Loss Adjustment Expenses — Prior Year Loss Reserves.”
Amortization of deferred policy acquisition costs decreased in 2017 compared to 2016 due to an increase in over-rider commissions associated with the increase in ceded reinsurance. Amortization of deferred policy acquisition costs increased in 2016 compared to 2015 in line with premium growth and higher profit commission accruals and lower ceding commissions in the insurance segment offsetting the Federal Excise Tax (“FET”) refunds and changes in business mix in the reinsurance segment.
General, administrative and corporate expenses increased to $502.2 million in 2017 from $490.1 million in 2016 and $424.0 million in 2015. The increase in such expenses in 2017 compared to 2016 was largely due to $15.2 million of costs associated with the Effectiveness and Efficiency Program and increased costs associated with growth in our insurance business partially offset by lower provisions for performance-related remuneration. The increase in 2016 compared to 2015 was largely due to costs associated with AgriLogic which we acquired in January 2016 (and subsequently sold in December 2017), costs associated with growth in our insurance and reinsurance business and reorganization costs.
Net investment income.  We generated net investment income of $189.0 million in 2017, an increase of 1.0% on the prior year (2016 — $187.1 million; 2015 — $185.5 million). The increase was primarily due to the increase in the book yield of the fixed income portfolio. The increase in investment income in 2016 compared to 2015 was primarily due to a higher investment balance and $20.4 million of dividend income from our global equity securities portfolio compared with $20.1 million in 2015.
Taxes.  We recognized a tax credit in 2017 of $15.4 million (2016 — $6.1 million expense; 2015 — $14.4 million expense), equivalent to a consolidated rate on our loss before tax of 5.5% in 2017 compared to a consolidated rate on our profit before tax of 2.9% in 2016 and 4.3% in 2015. The income tax credit for 2017 takes into account a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation” and a tax credit regarding deductions available for certain research and development expenditure. The tax credit in 2017 has not been materially affected by the U.S. Tax Cuts and Jobs Act which was signed on December 22, 2017. The impact of the U.S. federal income tax rate reduction from 34% to 21% has been reflected in measuring deferred taxes.
The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of the business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporation tax rate is 19% and will be reduced to 17% effective April 1, 2020) and the United States (where the federal income tax rate was previously 34% and has been reduced to 21% effective January 1, 2018). The tax in each of the years is representative of the geographic spread of our business between taxable and non-taxable jurisdictions in such years.
Net income.  We reported a net loss after taxes of $266.4 million in 2017 compared to net income of $203.4 million in 2016 and net income of $323.1 million in 2015. The net loss in 2017 was primarily due to the $625.5 million decrease in underwriting income resulting mainly from a $409.6 million increase in catastrophe losses, a $330.7 million reduction in net earned premiums and a $23.9 million reduction in reserve releases, partially offset by a $116.3 million reduction in expenses. The decrease in income after tax in 2016 compared to 2015 was due primarily to a $137.7 million decrease in underwriting income resulting from higher catastrophe losses, lower reserve releases and increased expenses partially offset by growth in premiums earned.
Other comprehensive income. Total other comprehensive income decreased by $50.8 million (2016 — $64.7 million decrease), net of taxes, for the twelve months ended December 31, 2017. This consists of a net unrealized loss of $9.2 million in the available for sale investment portfolio (2016 — $28.8 million net unrealized loss) largely attributable to the impact of rising interest rates on our bond portfolios, a $3.6 million reclassification of net realized gains to net income (2016 — $8.9 million reclassified realized gains), a $2.6 million unrealized gain (2016 — $0.7 million unrealized gain) on the hedged derivative contracts and an unrealized loss in foreign currency translation of $40.6 million (2016 —$27.7 million unrealized loss) largely attributable to the impact from the continued strengthening of the U.S. dollar.
Dividends.  In April 2017, the Board approved an increase in the quarterly dividend on our ordinary shares from $0.22 per ordinary share to $0.24 per ordinary share (2016 — $0.22 quarterly dividend; 2015 — $0.20 quarterly dividend). This resulted in total ordinary dividends for 2017 of $56.2 million (2016 — $52.7 million; 2015 — $50.9 million). Dividends paid on the outstanding Preference Shares in 2017 were $36.2 million (2016 — $41.8 million; 2015 — $37.8 million). The reduction in dividends in 2017 was due to the redemption of the 7.401% and 7.250% Preference Shares.
Shareholders’ equity and financial leverage.  Total shareholders’ equity decreased by $719.8 million from $3,648.3 million as at December 31, 2016 to $2,928.5 million as at December 31, 2017. The most significant movements were:

•	a decrease of $365.4 million in retained earnings due to the net loss of $266.4 million and the payment of $92.4 million in ordinary and preference share dividends;

•	a reduction of $50.8 million in other comprehensive income;

•	the redemption of $133.2 million 5,327,500 7.401% Preference Shares;

•	the redemption of $160.0 million 6,400,000 7.250% Preference Shares; and

•	the repurchase of 648,941 ordinary shares for $30.0 million through open market and other repurchases.
As at December 31, 2017, our total shareholders’ equity included Preference Shares with a total value as measured by their respective liquidation preferences of $525.0 million (2016 — $818.2 million) less issue costs of $13.1 million (2016 — $21.1 million).
Our senior notes were the only material debt issued by Aspen Holdings as at December 31, 2017 and 2016 totaling $549.5 million and $549.3 million, respectively. In addition to the senior notes, we also reported $86.6 million (2016 — $223.4 million) of debt issued by Silverton. For further information relating to Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
Management monitors the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt and excluding loan notes issued by variable interest entities. As at December 31, 2017, the debt to capital ratio was 15.8% (2016 — 13.1%). The ratio increased due to the reduction in our retained earnings as a result of the increase in catastrophe losses impacting both our insurance and reinsurance segments, an increased frequency of large and attritional losses in our insurance segment and the redemption of the 7.401% Preference Shares and 7.250% Preference Shares in 2017. The Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. We also monitor the ratio of the total debt and the liquidation preference of our Preference Shares to total capital which was 30.5% as at December 31, 2017 (2016 — 32.1%). The ratio reduced due to the redemption of the 7.401% Preference Shares and 7.250% Preference Shares in 2017.

Diluted book value per ordinary share as at December 31, 2017 was $40.10, a decrease of 14.2% compared to $46.72 as at December 31, 2016. Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses) and non-controlling interests, divided by the number of ordinary shares in issue at the end of the period.
Balances as at December 31, 2017 and 2016 were as follows:

	As at December 31, 2017	At December 31, 2016
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,928.5	$3,648.3
Preference shares less issue expenses	(511.9)	(797.1)
Non-controlling interests	(2.7)	(1.4)
Net assets attributable to ordinary shareholders	$2,413.9	$2,849.8
Issued ordinary shares	59,474,085	59,774,464
Issued and potentially dilutive ordinary shares	60,202,409	61,001,071

Market Conditions, Rate Trends and Developments

Overall, the rate environment has improved in both our reinsurance and insurance segments following one of the costliest years of catastrophe losses on record in 2017.

We achieved an overall rate increase of approximately 6% for our reinsurance business during the January 1, 2018 renewals where we renewed approximately 50% of our annual book of reinsurance business. In addition, our Aspen Capital Markets business continues to provide investors with direct access to our underwriting expertise, and to provide brokers and clients with additional capacity. It also gives us the flexibility to manage our exposures.

While the January 1, 2018 renewals are less important for our insurance business, we achieved double digit percentage rate increases in marine and energy liability, marine hull, U.S. ocean marine and U.S. property and we obtained approximately 5% to 10% rate increases in U.S. energy and U.S. environmental. We achieved a rate increase of approximately 14% for our U.S. property book in conjunction with improved terms and conditions. Other insurance lines of business achieved up to 4% rate increases during the January 1, 2018 renewals.

Following the large catastrophe losses in 2017, we continue to seek to balance our insurance portfolio and to target the best risk-adjusted returns. As a result, we expect to reduce our exposure to major property accounts that contain considerable catastrophe accumulations. As a result of the increased frequency of large and attritional losses in our insurance segment in 2017, we have likewise taken a more risk-averse view by retaining less risk and ceding more premiums with the aim to stabilize earnings. We have also significantly reduced our voluntary participation into our internal reinsurance vehicle. As a result of these actions, we expect our net written premium to gross written premium ratio to reduce to 60% in 2018.

We continue to expect that our Effectiveness and Efficiency Program will deliver savings of approximately $30 million in 2018, $55 million in 2019 and $75 million in 2020, after which run-rate savings are expected to be approximately $80 million per year. As a result of the Effectiveness and Efficiency Program, we expect our total expense ratio to continue to decline over the next three years.

In addition, we expect the recently enacted U.S. Tax Cuts and Jobs Act of 2017 to have a modest impact on the amount of tax that we will pay. We expect that the U.S. tax bill will decrease net income by approximately $10 million or more in 2018 although the ultimate impact will depend on where our profits are generated.

See “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Recent Developments

On January 5, 2018, we notified the Prudential Regulation Authority of our intention to close Aspen U.K.’s branches in Paris, France and Cologne, Germany. We expect these branches to be closed during the first quarter of 2018.

During January 2018, we sold $206.9 million of equity securities from our investment portfolio and realized a net gain of $36.7 million.

On January 26, 2018, S&P affirmed the ratings of our Operating Subsidiaries but changed their outlook to negative from stable. On February 6, 2018, Moody’s affirmed the ratings of our Operating Subsidiaries but changed their outlook to negative from stable. Both rating agencies stated certain factors which, if not achieved, could lead the relevant rating agency to downgrade the ratings of our Operating Subsidiaries. See “Risk Factors — Our Operating Subsidiaries are rated and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease and limit our ability to pay dividends on our ordinary shares” for a discussion of some potential risks relating to our ratings.

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
Property treaty pro rata made a significant contribution to our reinsurance segment where we wrote $242.5 million in gross written premium in 2017 (2016 — $226.7 million), or 15.7% of the gross written premium in our reinsurance segment, of which $76.6 million was estimated (2016 — $53.1 million) and $165.9 million was reported by the cedants (2016 — $173.6 million). Excluding the impact of fixed costs, such as reinsurance premiums and operating expenses, we estimate that the impact of a $1.0 million increase / decrease in our estimated gross written premiums in our property treaty pro rata business would increase / decrease net income before tax by approximately $0.3 million for the year ended December 31, 2017 (2016 — $0.1 million increase /decrease).
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
We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $242.5 million (2016 — $226.7 million) in our property reinsurance treaty pro rata account as at December 31, 2017, a variation of 5% could increase or reduce net income before tax by approximately $1.2 million (2016 — $0.5 million).
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
Reserving Approach
We are required by U.S. GAAP to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses (“ultimate losses”) under the terms of our policies and agreements with our insured and reinsured customers. Our loss reserves comprise the following components:

•	the cost of claims reported to us but not yet paid known as case reserves (“case reserves”);

•	IBNR reserves to cover the anticipated cost of claims incurred but not reported. Within this, we also include the potential development of reported claims; and

•	the expenses associated with settling claims, including legal and other fees and the general expenses of administering the claims adjustment process, known as the loss adjustment expenses (“LAE”).
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
IBNR Reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition, we do not have specific information on IBNR claims so they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by class of business within each line of business. Where appropriate, analyses may be conducted on sub-sets of a class of business. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves. IBNR reserves also cover the anticipated cost of claims incurred but not reported, within this we also include any potential development of reported claims. Over recent years, we have begun to place greater reliance on our actual actuarial experience for our long-tail lines of business that we have written since our inception in 2002. We believe that our earliest accident years are now capable of providing us with meaningful actuarial indications. Estimates and judgments for new insurance and reinsurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2017.
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
There are three Reserve Committees, one for each of the insurance and reinsurance segments and a “core” committee that makes final reserving recommendations. The “core” Reserve Committee currently consists of the Group Chief Risk Officer (the chair), the Group Head of Capital Management, the Group Head of Risk, the Group Chief Financial Officer, the Insurance Chief Financial Officer and the President and Chief Underwriting Officer of Aspen Re. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each of the insurance and reinsurance reserve committees, respectively.
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
These factors are incorporated in the recommended reserve range from which management selects its best point estimate. We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. As at December 31, 2017, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $186.0 million in loss reserves which would represent 66.0% of loss before income tax for the twelve months ended December 31, 2017. As at December 31, 2016, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $152.2 million in loss reserves which would represent 72.6% of income before income tax for the twelve months ended December 31, 2016. A 5% change in our net loss reserves equates to $261.7 million and represents 5.0% of shareholders’ equity as at December 31, 2017.
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
Management’s best estimate of the net reserve for losses and loss expenses as at December 31, 2017 was $5,234.3 million. The following tables show the effect on estimated net reserves for losses and loss expenses as at December 31, 2017 of a change in two of the most critical assumptions in establishing reserves: (i) loss emergence patterns, accelerated or decelerated by three and six months; and (ii) expected loss ratios varied by plus or minus five and ten percent. Management believes that these scenarios present a reasonable range of variability around the booked reserves using standard actuarial techniques. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above.
Net reserve for losses and loss expenses as at December 31, 2017 — Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
($ in millions)
Six month acceleration	$5,097.3
Three month acceleration	$5,160.8
No change (selected)	5,234.3
Three month deceleration	$5,335.7
Six month deceleration	$5,457.4

Net reserve for losses and loss expenses as at December 31, 2017 — Sensitivity to expected loss ratios

Change in assumption	Reserve for losses and loss expenses
($ in millions)
10% favorable	$4,897.4
5% favorable	$5,065.9
No change (selected)	5,234.3
5% unfavorable	$5,405.8
10% unfavorable	$5,577.3

The most significant variance in the above scenarios (i.e., a 10% deterioration in expected loss ratio) would have the effect of increasing losses and loss expenses by $343.0 million.
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

Results of Operations
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2017, 2016 and 2015.
Consolidated Income Statement

	Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions, except for percentages)
Revenues
Gross written premiums	$3,360.9	$3,147.0	$2,997.3
Net premiums written	2,212.5	2,593.7	2,646.2
Gross premiums earned	3,209.2	3,086.3	2,856.8
Net premiums earned	2,306.6	2,637.3	2,473.3
Net investment income	189.0	187.1	185.5
Realized and unrealized investment gains	148.9	108.4	94.5
Other income	8.9	5.7	0.1
Total Revenues	2,653.4	2,938.5	2,753.4
Expenses
Insurance losses and loss adjustment expenses	1,994.7	1,576.1	1,366.2
Amortization of deferred policy acquisition costs	400.5	528.9	483.6
General, administrative and corporate expenses	502.2	490.1	424.0
Interest on long-term debt	29.5	29.5	29.5
Change in fair value of derivatives	(27.7)	24.6	(6.8)
Change in fair value of loan notes issued by variable interest entities	(21.2)	17.1	19.8
Realized and unrealized investment losses	28.4	63.2	77.5
Net realized and unrealized exchange losses/(gains)	23.9	(1.8)	21.4
Other expense	4.9	1.3	0.7
Total Expenses	2,935.2	2,729.0	2,415.9
(Loss) income from operations before income tax	(281.8)	209.5	337.5
Income tax credit (expense)	15.4	(6.1)	(14.4)
Net (Loss) Income	$(266.4)	$203.4	$323.1
Ratios
Loss ratio	86.5%	59.8%	55.2%
Expense ratio	39.2%	38.7%	36.7%
Combined ratio	125.7%	98.5%	91.9%
Gross written premiums.  The following table analyzes the overall change in gross written premiums for our two business segments in the twelve months ended December 31, 2017, 2016 and 2015:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance (1)	$1,548.5	9.6%	$1,413.2	13.2%	$1,248.9
Insurance	1,812.4	4.5%	1,733.8	(0.8)%	1,748.4
Total	$3,360.9	6.8%	$3,147.0	5.0%	$2,997.3
____________________

(1)	Includes gross written premium of $269.7 million (2016 — $178.9 million, 2015 —$Nil) related to AgriLogic.

Overall gross written premiums increased by 6.8% in 2017 compared to 2016. Gross written premiums in our reinsurance segment increased by 9.6% in 2017 compared to 2016 due to growth in agriculture insurance business written within specialty reinsurance and due to $32.3 million of reinstatement premiums associated with catastrophe losses. Gross written premiums from our insurance segment increased by 4.5% due to growth in financial and professional lines insurance partially offset by reductions in marine, aviation and energy insurance where we continue to experience challenging market conditions and in property and casualty insurance as a result of a change in our appetite for this type of business.
Overall gross written premiums in 2016 increased by 5.0% compared to 2015 due primarily to our specialty reinsurance and casualty reinsurance business lines. The increase in our specialty reinsurance business was largely due to growth in agriculture business written following our acquisition of AgriLogic in January 2016 (which was subsequently sold in December 2017) and growth in specialty marine business. The increase in casualty reinsurance lines of business was largely due to growth in our U.S. casualty treaty and international casualty business lines. Premiums from our insurance segments reduced slightly due to reductions in our property and casualty and marine, aviation and energy business lines offset by growth in financial and professional lines insurance.
Ceded written premiums. The following table analyzes the overall change in ceded written premiums for our two business segments in the twelve months ended December 31, 2017, 2016 and 2015:

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$298.5	107.3%	$144.0	50.9%	$95.4
Insurance	849.9	107.6%	409.3	60.1%	255.7
Total	$1,148.4	107.6%	$553.3	57.6%	$351.1
Total ceded written premiums in 2017 increased by $595.1 million compared to 2016. Ceded written premiums increased in both segments in part due to the purchase of a whole account quota share contract. Ceded reinsurance premiums increased for our insurance segment due to the restructure of our ceded reinsurance arrangements though the use of significant quota share reinsurance arrangements and the recognition of ceded premiums to reinstate cover following catastrophe and other large losses. Ceded reinsurance premiums also increased for our reinsurance segment due to increased reinsurance for our property catastrophe and other property business lines due to new business opportunities which were written in conjunction with an increase in retrocession, an increase in ceded reinsurance premiums following the sale of AgriLogic in December 2017 and due to the recognition of additional ceded premiums as a result of reinstating cover following catastrophe losses. Due to these changes, the retention ratio, which is defined as net written premium as a percentage of gross written premium, decreased from 82.4% in 2016 to 65.8% in 2017.
In 2016, total ceded written premiums increased by $202.2 million compared to 2015. Ceded reinsurance costs increased for our reinsurance segment due to increased ceded reinsurance for our property catastrophe business line for new business opportunities written in conjunction with an increase in retrocession costs and due to our agriculture business reported in our specialty reinsurance business line. Ceded reinsurance costs increased for our insurance segment because we restructured our ceded reinsurance arrangements to reduce earnings volatility and benefit the expense ratio. In addition, we purchased an adverse development cover in the fourth quarter of 2016 for certain casualty business which we have ceased to underwrite. These changes led the retention ratio to decrease from 88.3% in 2015 to 82.4% in 2016.
Net premiums earned.  The following table analyzes the overall change in net premiums earned for our two business segments in the twelve months ended December 31, 2017, 2016 and 2015:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance (1)	$1,206.1	2.0%	$1,181.9	10.2%	$1,072.6
Insurance	1,100.5	(24.4)%	1,455.4	3.9%	1,400.7
Total	$2,306.6	(12.5)%	$2,637.3	6.6%	$2,473.3
____________________
(1) Includes net earned premium of $198.8 million (2016 — $114.5 million, 2015 —$Nil) related to AgriLogic.

Net premiums earned decreased by $330.7 million, or 12.5%, in 2017 compared to 2016 due to a $453.6 million increase in ceded earned premiums partially offset by a $122.9 million increase in gross earned premiums. Net premiums earned increased by $164.0 million, or 6.6%, in 2016 compared to 2015 due to growth in gross earned premium and the impact from and the increases in ceded written premiums in 2016 not substantially flowing into earnings until 2017.
Losses and loss adjustment expenses.  The loss ratio for 2017 of 86.5% increased by 26.7 percentage points compared to 2016. Losses and loss adjustment expenses increased from $1,576.1 million in 2016 to $1,994.7 million in 2017. The increase in the loss ratio was largely due to a $409.6 million increase in catastrophe losses, a $59.7 million increase in large losses, a $23.9 million decrease in prior year reserve releases and a decrease in net earned premiums, as above. In 2017, net losses from major catastrophes increased by $409.6 million to $576.0 million compared with $166.4 million in 2016. Large losses in 2017 included $64.0 million of fire-related losses, a $12.6 million surety loss, an $11.1 million loss related to cyber and terrorism and a $4.8 million loss from a refinery explosion.
The loss ratio for 2016 of 59.8% increased by 4.6 percentage points compared to 2015. Losses and loss adjustment expenses increased from $1,366.2 million in 2015 to $1,576.1 million in 2016 due to an increase in large and catastrophe losses, changes in business mix towards lines which have higher non-catastrophe loss ratios and a reduction in reserve releases. In 2016, net losses from major catastrophes increased by $75.9 million to $166.4 million compared with $90.5 million in 2015. Large losses in 2016 included $32.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss.
In the reinsurance segment, the loss ratio for 2017 was 92.6% compared to 55.7% in 2016 largely due to a $352.5 million increase in catastrophe losses, a $25.3 million increase in large losses and a $5.2 million decrease in reserve releases. In 2017, we experienced $467.3 million of catastrophe losses, net of reinsurance recoveries, associated with Hurricanes Harvey, Irma and Maria, wildfires in California, earthquakes in Mexico and other weather-related events in the U.S. and Australia. In the comparable period in 2016, we experienced $114.8 million of natural catastrophe losses, net of reinsurance recoveries, associated with wildfires in Canada, earthquakes in Japan and Taiwan, Hurricane Matthew and other weather-related events in the U.S. and Europe.
In the insurance segment, the loss ratio for 2017 was 79.8% compared to 63.1% in 2016. The increase in the loss ratio was largely due to a $57.1 million increase in catastrophe losses, a $34.4 million increase in large losses, an increase in attritional losses, an $18.7 million decrease in reserve releases and a decrease in net earned premiums. In 2017, there were $108.7 million of catastrophe losses associated with Hurricanes Harvey, Irma and Maria, wildfires in California and U.S. weather-related events. The loss ratio for 2016 was 63.1% compared to 62.4% for 2015. The increase in the loss ratio in 2016 was mainly due to a decrease of $23.4 million in prior year reserve releases and a $10.7 million increase in catastrophe losses. In 2016, our insurance segment experienced $51.6 million of catastrophe losses associated with U.S. weather-related events and Hurricane Matthew.
Overall, prior year reserve releases decreased by $23.9 million from $129.3 million in 2016 to $105.4 million in 2017. The reinsurance segment had reserve releases of $81.8 million compared to $87.0 million in 2016. The reserve releases from the reinsurance segment were across all reinsurance business lines. The insurance segment had reserve releases of $23.6 million compared to $42.3 million in 2016. The reserve releases from the insurance segment were principally from marine, energy and aviation insurance.
Overall, prior year reserve releases reduced by $27.2 million from $156.5 million in 2015 to $129.3 million in 2016. The reserve releases from reinsurance were across all business lines, totaling $87.0 million. The insurance segment had reserve releases of $42.3 million compared to $65.7 million in 2015. The reserve releases from insurance were from marine, energy and aviation insurance and financial and professional lines insurance.
We have presented loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our segments. We have defined major 2017 catastrophe losses as losses associated with Hurricanes Harvey, Irma and Maria, the earthquakes in Mexico, a tornado in Mississippi, Cyclone Debbie in Australia, wildfires in California and other U.S. weather-related events. We have defined major 2016 catastrophe losses as losses associated with wildfires in North America, Hurricane Matthew and other weather-related events in the U.S., several earthquakes and a hailstorm in the Netherlands. We have defined major 2015 catastrophe losses as losses associated with winter storms in Europe, Australia and New Zealand, storms in the U.S., U.S. wildfires, the Chilean earthquake, U.K. floods and weather-related events in the Philippines.
The underlying changes in loss ratios by segment for the twelve months ended December 31, 2017, 2016 and 2015 are shown in the tables below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events incurred in those years which reflect net claims and reinstatement premium adjustments.

For the Twelve Months Ended December 31, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	92.6%	(37.7)%	54.9%
Insurance	79.8%	(10.4)%	69.4%
Total	86.5%	(24.6)%	61.9%

For the Twelve Months Ended December 31, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	55.7%	(9.7)%	46.0%
Insurance	63.1%	(3.5)%	59.6%
Total	59.8%	(6.3)%	53.5%

For the Twelve Months Ended December 31, 2015	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	45.8%	(4.6)%	41.2%
Insurance	62.4%	(2.9)%	59.5%
Total	55.2%	(3.7)%	51.5%
Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The tables below present the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2017, 2016 and 2015. We also show the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	For the Twelve Months Ended December 31, 2017
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	18.6%	18.5%	18.6%
Effect of ceded reinsurance	0.9%	(3.5)%	(1.2)%
Net policy acquisition expense ratio	19.5%	15.0%	17.4%

Gross general, administrative and corporate expense ratio (1)	10.8%	14.4%	15.6%
Effect of ceded reinsurance premiums	2.2%	8.7%	6.2%
Net general and administrative expense ratio	13.0%	23.1%	21.8%

Total net expense ratio	32.5%	38.1%	39.2%

	For the Twelve Months Ended December 31, 2016
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	18.3%	19.3%	18.9%
Effect of ceded reinsurance	0.9%	1.5%	1.2%
Net policy acquisition expense ratio	19.2%	20.8%	20.1%

Gross general, administrative and corporate expense ratio (1)	13.5%	12.9%	15.9%
Effect of ceded reinsurance premiums	1.6%	2.8%	2.7%
Net general and administrative expense ratio	15.1%	15.7%	18.6%

Total net expense ratio	34.3%	36.5%	38.7%

	For the Twelve Months Ended December 31, 2015
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	20.0%	19.3%	19.0%
Effect of ceded reinsurance	0.9%	(0.8)%	0.6%
Net policy acquisition expense ratio	20.9%	18.5%	19.6%

Gross general, administrative and corporate expense ratio (1)	12.7%	12.5%	14.8%
Effect of ceded reinsurance premiums	1.0%	2.7%	2.3%
Net general and administrative expense ratio	13.7%	15.2%	17.1%

Total net expense ratio	34.6%	33.7%	36.7%
____________________
(1) The total group general and administrative expense ratio includes corporate and non-operating expenses. Comparative ratios have been re-presented to include corporate and non-operating expenses.
Policy acquisition expenses decreased by $128.4 million in 2017 compared to 2016 as although gross policy acquisition expenses increased this was more than offset by an increase in over-rider commissions associated with the increase in ceded reinsurance. Policy acquisition expenses increased by $45.3 million in 2016 compared to 2015 due to growth in written premiums and higher profit commission accruals.
The decrease in the policy acquisition expense ratio, gross of the effect of reinsurance, to 18.6% in 2017 from 18.9% in 2016 is due to a reduction in profit commission accruals in the insurance segment partially offset by an increase in the acquisition ratio in the reinsurance segment due to an increase in profit commission accruals and the prior year benefiting from FET refunds.
The reduction in the policy acquisition expense ratio, gross of the effect of reinsurance, to 18.9% in 2016 from 19.0% in 2015 was due to FET refunds and changes in business mix toward agriculture and specialty marine business lines which have lower average commission rates.
General, administrative and corporate expenses increased by $12.1 million from $490.1 million in 2016 to $502.2 million in 2017 due to $15.2 million of costs associated with the Effectiveness and Efficiency Program, and increased costs associated with growth in our insurance business, partially offset by lower provisions for performance-related remuneration. General, administrative and corporate expenses increased by $66.1 million from $424.0 million in 2015 to $490.1 million in 2016 due to costs associated with AgriLogic which we acquired in January 2016 and subsequently sold in December 2017, costs associated with growth in our insurance and reinsurance business and reorganization costs.
Investment gains. Total net realized and unrealized investment gains for the twelve months ended December 31, 2017 were $120.5 million (2016 — losses of $45.2 million; 2015 — losses of $17.0 million).
Net investment income.  In 2017, we generated net investment income of $189.0 million, an increase of 1.0% on the prior year (2016 — $187.1 million, 2015 — $185.5 million). The increase was primarily due to the increase in the book yield of the fixed income portfolio despite a reduction in dividend income following the sale of a portion of our equity portfolio in the third quarter of 2017. The increase in investment income in 2016 compared with 2015 was primarily due to an increase in invested assets.

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
As at December 31, 2017, we held foreign exchange contracts that were not designated as hedging under ASC 815 - "Derivatives and Hedging" with a notional amount of $751.6 million (2016 — $665.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2017, the impact of foreign exchange contracts on net income was a gain of $27.7 million (December 31, 2016 — loss of $21.5 million).
As at December 31, 2017, we held foreign exchange contracts that were designated as hedging under ASC 815 with a notional amount of $60.6 million (2016 — $108.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion was a gain of $3.0 million for the twelve months ended December 31, 2017 (December 31, 2016 — gain of $0.7 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2017, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized gain of $4.4 million (December 31, 2016 — loss of $8.7 million recognized within general, administration and corporate expenses).
Interest on long-term debt. Interest on long-term debt is the interest due on our senior notes.
Income before tax. In the twelve months ended December 31, 2017, loss before tax was $281.8 million (2016 — income of$209.5 million; 2015 — income of $337.5 million), consisting of the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Underwriting (loss) income	$(499.8)	$125.7	$263.4
Corporate expenses	(58.3)	(73.8)	(63.9)
Non-operating expenses	(32.7)	(9.7)	—
Other income (expense)	4.0	4.4	(0.6)
Net investment income	189.0	187.1	185.5
Change in fair value of derivatives	27.7	(24.6)	6.8
Change in fair value of loan notes issued by variable interest entities	21.2	(17.1)	(19.8)
Realized and unrealized investment gains	148.9	108.4	94.5
Realized and unrealized investment (losses)	(28.4)	(63.2)	(77.5)
Net realized and unrealized foreign exchange (losses) gains	(23.9)	1.8	(21.4)
Interest expense	(29.5)	(29.5)	(29.5)
(Loss) income before tax	$(281.8)	$209.5	$337.5
The decrease in underwriting income in 2017 compared to 2016 was due to higher catastrophe losses, lower reserve releases, an increase in large losses, an increase in attritional losses in the insurance segment and a reduction in premiums earned offset by a reduction in expenses. The decrease in underwriting income in 2016 compared to 2015 was due to higher catastrophe losses, lower reserve releases and an increase in expenses, partially offset by growth in premiums earned.
The increase in corporate and non-operating expenses in 2017 compared to 2016 was due to $15.2 million of costs associated with implementing the Effectiveness and Efficiency Program and higher salary costs due to increased headcount as a result of growth in our insurance and reinsurance business, partially offset by reductions in performance-related remuneration provisions. The increase in corporate and non-operating expenses in 2016 compared to 2015 was due to higher salary costs due to increased headcount as result of growth in our insurance and reinsurance business and reorganization costs.
Change in fair value of derivatives. The change in fair value of derivatives in 2017 was attributable to foreign exchange contracts that had a gain of $27.7 million compared to a loss of $21.5 million in 2016 and a gain of $11.6 million in 2015. Interest rate swaps had a realized loss of $3.1 million and $4.8 million in 2016 and 2015, respectively. There was no gain or loss in 2017 because we terminated our interest rate swaps on May 6, 2016.
The $21.2 million change in fair value of loan notes issued by variable interest entities represents the proportion of profit or loss generated by Silverton attributable to third-party investors. The reduction in the value of the loan notes in 2017 is due to catastrophe losses assumed by Silverton. The increase in the value in 2016 and 2015 is due to premiums received by Silverton being greater than the losses assumed.
Income tax expense.  There was an income tax credit for the twelve months ended December 31, 2017 of $15.4 million compared to an expense of $6.1 million and $14.4 million in 2016 and 2015, respectively. The effective tax rate for the twelve months ended December 31, 2017 on our loss before tax was 5.5% (2016 — 2.9%; 2015 — 4.3%) and is representative of the geographic spread of our business between taxable and non-taxable jurisdictions.
Net income after tax.   In 2017, we had net loss after tax of $266.4 million, equivalent to $5.22 basic loss per ordinary share adjusted for the $36.2 million preference share dividends, $8.0 million of preference share redemption costs and $1.3 million non-controlling interest. Fully diluted loss per ordinary share was $5.22 for 2017. In 2016, we had net income after tax of $203.4 million, equivalent to $2.67 basic earnings per ordinary share adjusted for the $41.8 million preference share dividends and $0.1 million non-controlling interest. Fully diluted earnings per ordinary share were $2.61 in 2016. In 2015, we had net income after tax of $323.1 million, equivalent to fully diluted earnings per ordinary share of $4.54. For a more detailed description of basic and diluted earnings per ordinary share, see Note 4 of our consolidated financial statements, “Earnings per Ordinary Share.”

Underwriting Results by Business Segment
We are organized into two business segments: reinsurance and insurance. The Company has determined its reportable segments, Aspen Insurance and Aspen Re, by taking into account the manner in which management makes operating decisions and assesses operating performance.
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
We do not allocate our assets by segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of our operating segments is measured by underwriting profit or loss. See Note 5 of our consolidated financial statements, “Segment Reporting” for information on gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments.

Reinsurance
Our reinsurance segment consists of property catastrophe, other property reinsurance, casualty and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2017, 2016 and 2015 and the percentage change in gross written premiums for each line of business:

	For the Twelve Months Ended December 31,
Lines of Business	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property catastrophe reinsurance	$279.3	2.3%	$273.0	(0.5)%	$274.3
Other property reinsurance	350.3	6.7%	328.2	(8.9)%	360.3
Casualty reinsurance	319.0	(0.5)%	320.6	11.5%	287.5
Specialty reinsurance	599.9	22.1%	491.4	50.4%	326.8
Total	$1,548.5	9.6%	$1,413.2	13.2%	$1,248.9
The increase in property catastrophe reinsurance gross written premiums was primarily due to $22.2 million of reinstatement premiums associated with catastrophe losses recognized in 2017 partially offset by premium reductions due to challenging market conditions and downward revisions on premium estimates. The increase in other property reinsurance gross written premiums was largely due to reductions in premium estimates for proportional contracts in the comparative period. Gross written premiums in casualty reinsurance decreased slightly due to reductions in U.S. casualty treaty business lines. The increase in gross written premiums in specialty reinsurance was predominantly due to growth in agriculture insurance business, as well as growth in engineering and cyber business lines.
The 13.2% increase in gross written premiums for the twelve months ended December 31, 2016 compared to the equivalent period in 2015 was attributable to increased business written in our specialty reinsurance and casualty reinsurance business lines. The increase in our specialty reinsurance gross written premiums was mainly due to growth in agriculture business written following our acquisition of AgriLogic in January 2016. The increase in our casualty reinsurance gross written premiums was largely due to growth in our U.S. casualty treaty and international casualty business lines. The slight decrease in property catastrophe reinsurance gross written premiums was largely due to reductions in business written due to challenging market conditions, partially offset by new business opportunities which were written in conjunction with an increase in retrocession costs. The decrease in other property reinsurance gross written premiums was largely due to challenging market conditions and adjustments in prior year premium estimates on proportional contracts.

Ceded written premiums. Total ceded written premiums in 2017 was $298.5 million, an increase of $154.5 million compared to 2016. Ceded written premiums increased across all lines of business due to the purchase of a whole account quota share contract in the first quarter of 2017. The increase in ceded written premiums in property catastrophe and other property reinsurance was due to new business opportunities which were written in conjunction with an increase in retrocession. Ceded written premiums also increased in property catastrophe and other property reinsurance due to the recognition of ceded costs to reinstate cover following catastrophe losses. The increase in ceded written premiums in specialty reinsurance was due to an increase in retrocession costs following the sale of our agriculture business in December 2017. Total ceded written premiums in 2016 was $144.0 million, an increase of $48.6 million compared to $95.4 million in 2015. The largest increase in ceded written premiums in 2016 was in specialty reinsurance as a result of increased retrocession costs following the acquisition of AgriLogic in January 2016 and in property catastrophe reinsurance due to new business opportunities which were written in conjunction with an increase in retrocession costs.
Net premiums earned. Net premiums earned increased by $24.2 million, or 2.0%, in 2017 compared to 2016 largely due to increased business written in specialty reinsurance and inwards reinstatement premiums associated with catastrophe losses, partially offset by increased ceded costs. Net premiums earned increased by $109.3 million, or 10.2%, in 2016 compared to 2015 largely due to increased business written in specialty reinsurance and casualty reinsurance, partially offset by increased ceded costs in specialty reinsurance and property catastrophe reinsurance lines.
Losses and loss adjustment expenses. The loss ratio in 2017 of 92.6% increased by 36.9 percentage points compared to 55.7% in 2016. The increase in the loss ratio was mainly due to a $352.5 million increase in catastrophe losses. The increase in the loss ratio was compounded by a $5.2 million decrease in prior year reserve releases compared to 2016 and $25.3 million of large fire related losses, the largest of which was a fire in a chemical plant, compared with no large losses in 2016. In 2017, our reinsurance segment experienced $467.3 million of catastrophe losses, net of reinsurance recoveries, including $72.1 million from Hurricane Harvey, $119.6 million from Hurricane Irma, $57.1 million from Hurricane Maria, $16.6 million from the earthquakes in Mexico, $7.2 million from a tornado in Mississippi, $5.7 million from Cyclone Debbie in Australia, $125.8 million from the wildfires in California and $32.9 million from U.S. weather-related events.
The loss ratio in 2016 of 55.7% increased compared to 45.8% in 2015 mainly due to an increase in catastrophe losses of $65.2 million, changes in business mix towards lines which have higher non-catastrophe ratios and a $3.8 million decrease in prior year reserve releases. In 2016, our reinsurance segment experienced $114.8 million of catastrophe losses, including $35.4 million from the wildfires in Canada, $10.5 million from an earthquake in New Zealand, $9.3 million from Hurricane Matthew, $8.5 million from an earthquake in Japan, $9.2 million from U.S wildfires, $5.0 million from a hailstorm in the Netherlands, $2.3 million from an earthquake in Taiwan and $31.2 million from U.S. weather-related events.
The $5.2 million reduction in prior year reserve releases from $87.0 million in the twelve months ended December 31, 2016 to $81.8 million in the current period included a $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa and adverse development of $12.8 million in casualty reinsurance due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. The $3.8 million decrease in prior year reserve releases from $90.8 million in the twelve months ended December 31, 2015 compared to $87.0 million in 2016 was due predominantly to a decrease in reserve releases from casualty lines. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $235.5 million for the twelve months ended December 31, 2017, equivalent to 19.5% of net premiums earned (2016 — $226.4 million or 19.2% of net premiums earned; 2015 — $224.7 million or 20.9% of net premiums earned). The increase in the acquisition ratio is due to an increase in profit commission accruals and the prior period benefiting from FET refunds. The decrease in policy acquisition expense ratio in 2016 compared with 2015 was due to FET refunds and changes in business mix towards agriculture and specialty marine business lines, which have lower average commission rates, and away from other property, casualty and specialty business written on a pro rata basis which have higher average commission rates.
Our general and administrative expenses decreased by $20.9 million from $178.2 million in 2016 to $157.3 million in 2017. Our general and administrative expense ratio was 13.0% in 2017 compared to 15.1% in 2016 due to a lower provision for performance-related remuneration. Our general and administrative expense ratio of 15.1% in 2016 increased from 13.7% in 2015 due predominantly to costs associated with AgriLogic.
Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance, and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”

Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2017, 2016 and 2015 and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2017		2016		2015
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property and casualty insurance	$856.9	(0.2)%	$858.2	(3.6)%	$890.6
Marine, aviation and energy insurance	385.3	(2.8)%	396.3	(7.3)%	427.3
Financial and professional lines insurance	570.2	19.0%	479.3	11.3%	430.5
Total	$1,812.4	4.5%	$1,733.8	(0.8)%	$1,748.4
The decrease in gross written premiums in property and casualty insurance was largely attributable to reductions in primary global casualty and program business as a result of a change in our appetite for this type of business, partially offset by growth in our U.K. regional and excess casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to continued challenging market conditions in marine and energy liability and aviation business lines. The increase in gross written premiums in financial and professional lines insurance was largely attributable to growth in our management liability, surety, cyber and accident and health business lines.
The decrease in gross written premiums in 2016 compared to 2015 in property and casualty insurance was largely attributable to reductions in our global casualty, U.S. casualty and U.S. environmental business lines, partially offset by growth in our U.S. excess casualty and railroad insurance business lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely due to challenging market conditions in our marine and energy liability, U.S. inland marine, offshore energy, and energy and construction insurance business lines, partially offset by growth in our ocean cargo and aviation insurance business lines. The increase in gross written premiums in financial and professional lines insurance was largely attributable to growth in our accident and health, credit and political risks, management liability and financial institutions business lines.
Ceded written premiums. Total ceded written premiums for 2017 was $849.9 million, an increase of $440.6 million from 2016. Ceded written premiums increased as a result of the impact from restructuring our ceded reinsurance arrangements in the second half of 2016 and in particular through the use of significant quota share reinsurance arrangement which aim to reduce earnings volatility and benefit the expense ratio through an increase in over-rider commissions. Ceded written premiums also increased across all lines of business due to the purchase of a whole account quota share contract and due to the recognition of ceded costs to reinstate cover following catastrophe losses.
Ceded reinsurance for 2016 was $409.3 million, an increase of $153.6 million from 2015. Ceded reinsurance increased across all our business lines because we restructured our ceded reinsurance arrangements to seek to reduce volatility and benefit the expense ratio. In addition, we purchased an adverse development cover in the fourth quarter of 2016 for certain casualty business which we ceased to underwrite.
Net premiums earned. Net premiums earned decreased by $354.9 million, or 24.4%, in 2017 compared to 2016 due to the impact from the increase in ceded written premiums. Net premiums earned increased by $54.7 million, or 3.9%, in 2016 compared to 2015 due to written premium growth in 2016 and the impact from the increases in ceded written premiums in 2016 not flowing into earnings until 2017.
Losses and loss adjustment expenses. The loss ratio in 2017 was 79.8% compared to 63.1% in 2016. The increase in the loss ratio in 2017 was primarily due a $57.1 million increase in catastrophe losses, an $18.7 million decrease in prior year reserve releases, a $34.4 million increase in large losses, an increase in attritional losses in U.S. property, primary casualty and management liability classes and a decrease in net earned premiums. The loss ratio in 2016 increased from 62.4% in 2015 due primarily to a $23.4 million reduction in prior year reserve releases and a $10.7 million increase in catastrophe losses.
In 2017, the insurance segment experienced $108.7 million of catastrophe losses, consisting of $22.4 million from Hurricane Harvey, $20.6 million from Hurricane Irma, $13.2 million from Hurricane Maria, $10.2 million from wildfires in California, and $42.3 million from U.S. weather-related events. Large losses experienced during 2017 included $38.7 million of fire-related losses, a $12.6 million surety loss, an $11.1 million loss related to cyber and terrorism and a $4.8 million refinery explosion.
In 2016, the insurance segment experienced $51.6 million of catastrophe losses, consisting of $39.9 million associated with U.S. weather-related events and $11.7 million from Hurricane Matthew. Large losses experienced during 2016 included $32.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss.
In 2015, the insurance segment experienced $40.9 million of catastrophe losses, consisting of $25.7 million associated with U.K. floods and $15.2 million associated with U.S. storms. Large losses included $37.6 million of energy losses, $10.0 million associated with a dam collapse in Brazil and $3.0 million associated with the port explosion in Tianjin, China.

In 2017, there were reserve releases of $23.6 million compared to $42.3 million of reserve releases in 2016. The reserve releases were principally from our marine, aviation and energy business lines which included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in property and casualty insurance and financial and professional lines insurance. The reserve releases in 2016 were predominantly from marine, energy and aviation insurance and financial and professional lines insurance offsetting adverse development in our property and casualty insurance. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses.  Amortization of deferred policy acquisition costs were $165.0 million in 2017, equivalent to 15.0% of net premiums earned (2016 — $302.5 million or 20.8% of net premiums earned; 2015 — $258.9 million or 18.5% of net earned premium). The decrease in the acquisition expense ratio in 2017 compared with 2016 was due to lower profit commission accruals and an increase in over-rider commissions. The increase in the acquisition expense ratio in 2016 compared with 2015 was due to higher profit commission accruals and lower ceding commissions.
Our general and administrative expenses increased by $25.5 million to $253.9 million in 2017 from $228.4 million in 2016. Our general and administrative expense ratio was 23.1% in 2017 compared to 15.7% in 2016 due predominantly to costs associated with growth in the business. General and administrative expenses of $228.4 million in 2016 increased from $213.6 million in 2015 largely due to costs associated with growth in the business.
Balance Sheet
Total cash and investments
As at December 31, 2017 and December 31, 2016, total cash and investments, including accrued interest receivable, were $8.7 billion and $9.2 billion, respectively. Total cash and investments decreased mainly as a result of increased payments associated with the increase in ceded written premiums and due to increased claims payments during 2017. Our investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators.
As of December 31, 2017, our investments consisted of a diversified portfolio of fixed income securities including U.S. Dollar BBB Emerging Market Debt, global equities and money market funds. Our overall portfolio strategy remains focused on high quality fixed income investments.  In the third quarter of 2017, we took advantage of rising equity markets and sold $208.1 million of our equity portfolio. Proceeds from the sales were reinvested into a core fixed income strategy. As at December 31, 2017, we had a 5.8% (2016 —6.8%) position in equities, a 4.0% (2016 — 3.8%) position in U.S. Dollar BBB Emerging Market Debt and 0.2% (2016 —0.2%) in risk asset portfolio cash. As at December 31, 2017, approximately 10% of our total cash and investments, excluding catastrophe bonds and funds held by variable interest entities (the “Managed Portfolio”), was invested in equities and U.S. Dollar BBB Emerging Market Debt (2016 — 10.8%).
Book yield for the year ended December 31, 2017 on the fixed income portfolio was 2.56%, an increase of 7.0 basis points from 2.49% at December 31, 2016, as a result of rising interest rates. Our fixed income portfolio duration as at December 31, 2017 was 3.90 years compared to 3.89 as at December 31, 2016. As at December 31, 2017, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio being rated “A” or higher. As at December 31, 2016, the average credit quality of our fixed income portfolio was “AA-,” with 89.3% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
Unrealized gains in the available for sale investment portfolio, net of taxes and including equity securities, were $9.7 million as at December 31, 2017, a decrease of $12.8 million from December 31, 2016.
As at December 31, 2017, we had investments in four entities classified as other investments, equity method: a micro-insurance incubator (“MVI”), Bene Assicurazioni (“Bene”), Digital Risk Resources, LLC (“Digital Re”) and Crop Re Services LLC (“Crop Re”). For further information regarding these investments, see Note 6 of our consolidated financial statements, “Investments.”

The composition of our cash and investments as at December 31, 2017 and 2016 is summarized below:

	As at December 31, 2017		As at December 31, 2016
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed Income Securities — Available for Sale
U.S. government	$1,159.4	13.3%	$1,206.1	13.1%
U.S. agency	52.1	0.6	119.6	1.3
Municipal	54.9	0.6	24.4	0.3
Corporate	2,415.7	27.8	2,586.5	28.2
Non-U.S. government-backed corporate	91.3	1.1	89.8	1.0
Foreign government	484.9	5.6	488.7	5.3
Asset-backed	26.2	0.3	63.0	0.7
Non-agency commercial mortgage-backed	—	—	12.6	0.1
Agency mortgage-backed	946.5	10.9	1,073.9	11.7
Total Fixed Income Securities — Available for Sale	$5,231.0	60.2%	$5,664.6	61.7%
Fixed Income Securities — Trading
U.S. government	161.9	1.9%	82.4	0.9%
U.S. agency	—	—	—	—
Municipal	32.2	0.4	15.5	0.2
Corporate	1,046.3	12.0	820.6	8.9
Non-U.S. government-backed corporate	1.0	—	—	—
Foreign government	202.5	2.3	202.8	2.2
Asset-backed	9.9	0.1	14.5	0.2
Agency mortgage-backed securities	195.5	2.3	129.9	1.4
Total Fixed Income Securities — Trading	$1,649.3	19.0%	$1,265.7	13.8%
Total other investments, equity method	66.4	0.8	12.1	0.1
Total catastrophe bonds — trading	32.4	0.4	42.5	0.5
Total equity securities — trading	491.0	5.7	584.7	6.4
Total short-term investments — available for sale	89.9	1.0	145.3	1.6
Total short-term investments — trading	73.0	0.8	185.4	2.0
Total cash and cash equivalents	1,054.8	12.1	1,273.8	13.9
Total Cash and Investments	$8,687.8	100.0%	$9,174.1	100.0%

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at December 31, 2017:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,142.0	$1,142.0
Non-agency commercial	—	—	—
Total mortgage-backed securities	$—	$1,142.0	$1,142.0
Sub-prime securities. We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.
Equity securities. Equity securities are comprised of U.S. and foreign equity securities and are classified as available for sale or trading. In 2015 as a result of rebalancing equity investments across subsidiary company balance sheets, equities were sold that were classified as available for sale, with a commensurate purchase of equities designated as trading securities. As at December 31, 2015, all equity securities were classified as trading. In the fourth quarter of 2016 and third quarter of 2017, we took advantage of rising equity markets and sold $200.0 million and $208.1 million respectively, of our equity portfolio. The total investment return from the available for sale and trading equity portfolios for the twelve months ended December 31, 2017, 2016 and 2015 were as follows:

	For the Twelve Months Ended
Available for Sale Equity Portfolio	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Dividend income	$—	$—	$0.1
Realized investment gains	—	—	31.5
Change in net unrealized gains, gross of tax	—	—	(31.5)
Realized foreign exchange (losses)	—	—	(5.5)
Net unrealized foreign exchange gains	—	—	4.2
Total investment return from the available for sale equity portfolio	$—	$—	$(1.2)

	For the Twelve Months Ended
Trading Equity Portfolio	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Dividend income	$13.6	$20.4	$20.0
Realized investment gains	47.0	31.7	33.6
Change in net unrealized gains, gross of tax	21.2	9.6	(9.8)
Realized foreign exchange (losses)	(1.7)	(24.1)	(17.7)
Net unrealized foreign exchange gains/(losses)	24.8	7.8	(7.1)
Total investment return from the trading equity portfolio	$104.9	$45.4	$19.0
Valuation of Investments
Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. For a description of the framework, see Note 8 of our consolidated financial statements, “Fair Value Measurements.”
Valuation of Other Investments, Equity Method.  The value of our investments in MVI, Chaspark, Bene, Digital Re and Crop Re are based on our share of the capital position of the entities which includes income and expenses reported in quarterly management accounts. Each of MVI, Chaspark, Bene, Digital Re and Crop Re is subject to annual audit evaluating the financial statements of the entities. We periodically review the management accounts of MVI, Chaspark, Bene, Digital Re and Crop Re and evaluate the reasonableness of the valuation of our investment.
Other-than-temporary Impairment of Investments.  We review all our available for sale fixed income and equity investments on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. There was a $0.7 million OTTI charge for the twelve months ended December 31, 2017 (2016 —$Nil).
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
Reserves by segment.  As at December 31, 2017, we had total net loss and loss adjustment expense reserves of $5,234.3 million (December 31, 2016 — $4,759.2 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $6,749.5 million at the balance sheet date of December 31, 2017, a total of $3,720.8 million, or 55.1%, represented IBNR claims (December 31, 2016 — $3,044.9 million and 57.2%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at December 31, 2017 and 2016, respectively:

	As at December 31, 2017
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,186.4	$(269.3)	$2,917.1
Insurance	3,563.1	(1,245.9)	2,317.2
Total losses and loss expense reserves	$6,749.5	$(1,515.2)	$5,234.3

	At December 31, 2016
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$2,536.1	$(74.0)	$2,462.1
Insurance	2,783.8	(486.7)	2,297.1
Total losses and loss expense reserves	$5,319.9	$(560.7)	$4,759.2
The increase in reinsurance recoverables in 2017 was due predominantly to additional reinsurance purchased to reduce earnings volatility in addition to the impact from a loss portfolio transfer described in Note 12 of our consolidated financial statements, “Reserves for Losses and Loss Adjustment Expenses.” The recoveries in the reinsurance segment are generally associated with catastrophes and levels of recoveries fluctuate based on the type of catastrophe.
The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2017 and 2016 as follows:

	As at December 31, 2017
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,440.0	$1,746.4	$3,186.4	54.8%
Insurance	1,588.7	1,974.4	3,563.1	55.4%
Total losses and loss expense reserves	$3,028.7	$3,720.8	$6,749.5	55.1%

	As at December 31, 2016
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,084.2	$1,451.9	$2,536.1	57.2%
Insurance	1,190.8	1,593.0	2,783.8	57.2%
Total losses and loss expense reserves	$2,275.0	$3,044.9	$5,319.9	57.2%
Prior year loss reserves.  For the twelve months ended December 31, 2017, there was an overall reduction in our estimate of ultimate net claims to be paid in respect of prior accident years. An analysis of this reduction by business segment is as follows for each of the twelve months ended December 31, 2017, 2016 and 2015:

	For the Twelve Months Ended
Business Segment	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Reinsurance	$81.8	$87.0	$90.8
Insurance	23.6	42.3	65.7
Total losses and loss expense reserves reductions	$105.4	$129.3	$156.5

For the twelve months ended December 31, 2017. The analysis of the development by each segment is as follows:
Reinsurance. Net reserve releases of $81.8 million in 2017 were mainly as a result of favorable development across our property catastrophe and other property reinsurance lines. The specialty reinsurance business lines reported favorable development and the recognition of additional prior year ceded recoveries in respect of an offshore energy-related loss that occurred in Africa. The casualty reinsurance business line reported a net reserve release due to favorable development despite our exposure to the Ogden rate change from reinsurance of U.K. employer’s liability and U.K. public liability business and, to a lesser degree, U.K. motor liability reinsurance.
Insurance. Net reserve releases of $23.6 million in 2017 were mainly as a result of favorable development and the recognition of additional prior year ceded recoveries in our marine, aviation and energy business line in respect of an offshore energy-related loss that occurred in Africa. Net reserves were strengthened in property and casualty lines due to adverse development in our casualty lines following the change in the Ogden rate which impacted our U.K. employer’s liability and U.K. public liability business and increases in loss reserves associated with the purchase of an adverse development cover. Financial and professional lines reported an increase in prior year reserves due to adverse development in the management liability account.
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
Insurance. Net reserve releases of $42.3 million in 2017 were attributable to net reserve releases of $38.9 million from marine, aviation and energy lines and $15.3 million from financial and professional lines due to better than expected development partially offset by an $11.9 million net reserve strengthening in property and casualty lines.
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

Capital Management
The following table shows our capital structures as at December 31, 2017 compared to December 31, 2016:

	As at December 31, 2017	At December 31, 2016
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,416.6	$2,851.2
Preference shares (liquidation preferences net of issue costs)	511.9	797.1
Long-term debt	549.5	549.3
Loan Notes issued by Silverton (1)	86.6	223.4
Total capital	$3,564.6	$4,421.0
____________________

(1)	We do not consider the Loan Notes issued by Silverton to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at December 31, 2017, total shareholders’ equity was $2,928.5 million compared to $3,648.3 million as at December 31, 2016. Our total shareholders’ equity as at December 31, 2017 includes two classes of preference shares with a total value as measured by their respective liquidation preferences of $511.9 million net of share issuance costs (December 31, 2016 — $797.1 million, four classes of preference shares).
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. We also monitor the ratio of the total of debt and hybrids to total capital which was 30.5% as of December 31, 2017 (December 31, 2016 — 32.1%).
Our senior notes were the only material debt issued by Aspen Holdings as at December 31, 2017 and 2016 of $549.5 million and $549.3 million, respectively.
In addition to the senior notes issued by Aspen Holdings, we have also reported $86.6 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt and excluding loan notes issued by variable interest entities, which was 15.8% as at December 31, 2017 (December 31, 2016 — 13.1%).
The principal capital management transactions during 2017 were as follows:

•
On January 3, 2017, we elected to redeem all of the outstanding 7.401% Preference Shares. Each holder of a 7.401% Preference Share received $25 per 7.401% Preference Share, plus any declared and unpaid dividends.

•
On February 8, 2017, we replaced our existing share repurchase authorization with a new authorization of $250.0 million. The share repurchase authorization, which is effective through February 8, 2019, permits us to effect repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.

•	On April 26, 2017, we announced a 9% increase in our quarterly dividend to our ordinary shareholders from $0.22 per ordinary share to $0.24 per ordinary share.

•
On July 3, 2017, we elected to redeem all of the outstanding 7.250% Preference Shares. Each holder of a 7.250% Preference Share received $25 per 7.250% Preference Share, plus any declared and unpaid dividends.

•
For the twelve months ended December 31, 2017, we repurchased 648,941 ordinary shares in open market repurchases for a total consideration of $30.0 million at an average price of $46.23 per ordinary share. As at December 31, 2017, we had $220.0 million remaining under our $250.0 million share repurchase authorization program.

The principal capital management transactions during 2016 were as follows:

•	On April 21, 2016, we announced a 5.0% increase in our quarterly dividend to our ordinary shareholders from $0.21 per ordinary share to $0.22 per ordinary share.

•
On September 20, 2016, we issued the 5.625% Preference Shares for total net proceeds of $241.3 million, consisting of $250.0 million of total liquidation preference less $8.7 million of issue expenses. The 5.625% Preference Shares have no stated maturity but are callable at our option on or after the 10 year anniversary of the date of issuance.

•
For the twelve months ended December 31, 2016, we acquired and canceled a total of 1,595,076 ordinary shares in open market repurchases. We paid a total consideration of $75.0 million and an average price of $47.02 per ordinary share for the twelve months ended December 31, 2016. As at December 31, 2016, we had $341.3 million remaining under our then existing $500.0 million share repurchase authorization program.

Access to capital.  Our business operations are in part dependent on our financial strength, the opinions of the independent rating agencies thereof as discussed elsewhere in this report and the market’s perception thereof, as measured by total shareholders’ equity, which was $2,928.5 million as at December 31, 2017 (December 31, 2016 — $3,648.3 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. See “Risk Factors — We may repurchase additional capital in the future, which may not be available of may only be available on unfavourable terms.” We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.
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
During the year ended December 31, 2017, Aspen Holdings received dividends of $360.0 million (2016 — $234.5 million) from Aspen Bermuda and $13.6 million (2016 — $63.4 million) from Aspen European. In addition, Aspen Holdings received $18.7 million in respect of an intercompany loan from Aspen European (2016 — $21.6 million).
As at December 31, 2017, Aspen Holdings held $111.4 million (December 31, 2016 — $327.1 million) of cash, cash equivalents and investments with the reduction largely due to the costs associated with the redemption of the 7.401% Preference Shares on January 3, 2017 and the redemption of the 7.250% Preference Shares on July 3, 2017. Management considers the current cash and cash equivalents, together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings has recourse to the credit facility described below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. In line with common market practice for regulated institutions, the PRA previously requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided that such dividend payment and Aspen U.K.’s subsequent capital position are within Aspen U.K.’s board-approved solvency capital risk appetite. We do not expect to suffer tax on foreign earnings since our significant source of earnings outside of Bermuda is the U.K. and no taxes are imposed on profits repatriated from the U.K. to Bermuda. For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters.” For a discussion of the volatility and liquidity of our other investments, see Part I, Item 1A, “Risk Factors — Market and Liquidity Risks,” and for a discussion of the impact of insurance losses on our liquidity, see Part I, Item 1A, “Risk Factors — Insurance Risks” and Note 15 of our consolidated financial statements, “Statutory Requirements and Dividend Restrictions.”
Operating Subsidiaries. As at December 31, 2017, the Operating Subsidiaries held $821.7 million (December 31, 2016 — $1,409.3 million) in cash and short-term investments that are readily realizable securities. The reduction is largely due to the costs associated with the increase in ceded reinsurance and the significant level of claims activity in 2017. Management monitors the value, currency and duration of cash and investments held by its Operating Subsidiaries to ensure they are able to meet their insurance and other liabilities as they become due and, despite the year-on-year decrease, was satisfied that there was a comfortable margin of liquidity as at December 31, 2017 and for the foreseeable future.

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
Where we incur losses in currencies which are not normally held we will convert funds into the appropriate currencies to mitigate our currency risk and also make funds available to settle claims in local currencies as and when they become due. Recent examples of this have been where we have converted funds to Mexican Peso, Chilean Peso and Chinese Yuan to cover earthquake and other losses in these countries. For local regulatory reasons, we hold assets in trusts which limits our liquidity to some degree. The process of matching assets with liabilities in currency means, however, that at any one time we will hold cash and short-term assets in all major currencies which are available to settle claims.
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at December 31, 2017 and December 31, 2016:

	As at December 31, 2017	At December 31, 2016
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,455.0	$1,482.8
Third party	2,425.3	2,380.8
Letters of credit / guarantees	658.5	672.1
Investment commitment — real estate fund	100.0	—
Total restricted assets	$4,638.8	$4,535.7
Total as percent of investable assets	53.4%	49.3%
See Note 19(a), “Commitments and Contingencies — Restricted Assets” of our consolidated financial statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.
Consolidated cash flows for the twelve months ended December 31, 2017. Total net cash flow from operations for the twelve months ended December 31, 2017 was $(111.5) million, a decrease of $564.7 million from the equivalent period in 2016. The negative cash flows from operations for the twelve months ended December 31, 2017 were due to the significant increase in ceded reinsurance costs and claims activity in 2017. We paid net claims of $1,555.1 million in 2017 and generated cash inflows of $419.0 million from investing and net purchases and sales of equipment during the period. We paid ordinary share and preference share dividends of $92.4 million, and $30.0 million was used to repurchase ordinary shares. At December 31, 2017, we had a balance of cash and cash equivalents of $1,054.8 million.
Consolidated cash flows for the twelve months ended December 31, 2016. Total net cash flow from operations for the twelve months ended December 31, 2016 was $453.2 million, a decrease of $121.0 million from the equivalent period in 2015. For the twelve months ended December 31, 2016, our cash flows from operations provided us with sufficient liquidity to meet our operating requirements. We paid net claims of $1,222.8 million in 2016, and used $350.9 million in investing and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $94.5 million, and $75.0 million was used to repurchase ordinary shares. At December 31, 2016, we had a balance of cash and cash equivalents of $1,273.8 million.
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
Letter of Credit Facilities. See Note 22, “Credit Facility and Long-term Debt” of our consolidated financial statements for discussion of our credit agreements and letter of credit facilities.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations (other than our obligations to employees and our Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at December 31, 2017:

	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating lease obligations	$16.2	$16.1	$15.3	$11.0	$8.7	$78.7	$146.0
Long-term debt obligations(1)	—	—	250.0	—	—	300.0	550.0
Reserves for losses and LAE(2)	2,004.2	1,500.3	858.1	547.8	378.4	1,460.7	6,749.5
Total	$2,020.4	$1,516.4	$1,123.4	$558.8	$387.1	$1,839.4	$7,445.5
__________________

(1)
The long-term debt obligations disclosed above do not include the $29.0 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $86.6 million.

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

Off-Balance Sheet Arrangements

As at December 31, 2017, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

In November 2016, Peregrine, a subsidiary of the Company, was registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. As at December 31, 2017, Peregrine had formed four segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company's consolidated financial statements.

Effects of Inflation
Inflation may have a material effect on our consolidated results of operations by its effect on interest rates and on the cost of settling claims. The potential exists after a catastrophe or other large property loss, such as the hurricanes in 2017, for the development of inflationary pressures in a local economy as the demand for services, such as construction, typically surges. The cost of settling claims may also be increased by global commodity price inflation. We seek to take both these factors into account when setting reserves for any events where we think they may be material.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As at February 2018, although inflation is currently low, we consider that in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments. See “Risk Factors — Our results of operations and investment portfolio may be materially affected by conditions impacting the level of interest rates in the global capital markets and major economies, such as central bank policies in interest rates and the rate of inflation.”

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

	As at December 31, 2017	As at December 31, 2016
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,928.5	$3,648.3
Accumulated other comprehensive income, net of taxes	55.9	5.1
Preference shares less issue expenses	(511.9)	(797.1)
Non-controlling interest	(2.7)	(1.4)
Ordinary dividends	56.2	52.7
Adjusted total shareholders’ equity	$2,526.0	$2,907.6

Ordinary shares	59,474,085	59,774,464
Diluted ordinary shares	60,202,409	61,001,071

Book Value Per Share
Basic	$40.59	$47.68
Diluted	$40.10	$46.72
Adjusted Diluted	$41.96	$47.67
Average equity, a non-U.S. GAAP financial measure, is used in calculating ordinary shareholders return on average equity. Average equity is calculated by taking the arithmetic average of total shareholders’ equity on a monthly basis for the stated periods excluding (i) the average share of equity due to non-controlling interests and (ii) the average value of preference shares less issue expenses.

	As at December 31, 2017	As at December 31, 2016
	($ in millions)
Total shareholders’ equity	$2,928.5	$3,648.3
Non-controlling interest	(2.7)	(1.4)
Preference shares less issue expenses	(511.9)	(797.1)
Average adjustment	386.0	144.2
Average equity	$2,799.9	$2,994.0

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

	As at December 31, 2017	As at December 31, 2016
	($ in millions)
Net income after tax	$(266.4)	$203.4
Add (deduct) after tax income:
Net realized and unrealized investment (gains)	(115.8)	(41.0)
Net realized and unrealized exchange (gains)/losses	20.5	(2.5)
Changes to the fair value of derivatives	(22.0)	17.3
Amortization and other non-recurring expenses	28.0	8.7
Proportion due to non-controlling interest	(1.3)	(0.1)
Operating (loss)/income after tax and non-controlling interest	$(357.0)	$185.8
Preference Shares dividends	$(36.2)	$(41.8)
Operating (loss)/income available to ordinary shareholders	$(393.2)	$144.0

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.
Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Accordingly, our primary market risk exposure is to changes in interest rates. As interest rates rise, the market value of our fixed-income portfolio falls and the converse is also true. We manage interest rate risk by maintaining a short to medium duration to reduce the effect of interest rate changes on book value.
As at December 31, 2017, our fixed income portfolio had an approximate duration of 3.90 years. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market Value	$7,516.5	$7,375.4	$7,234.4	$7,093.3	$6,952.2
Gain/Loss	$282.1	$141.1	$—	$(141.1)	$(282.1)
Percentage of Portfolio	3.9%	2.0%	—	(1.9)%	(3.9)%
Corresponding percentage at December 31, 2016	3.9%	1.9%	—	(1.9)%	(3.9)%

Equity risk.  We have invested in equity securities which had a fair market value of $491.0 million, equivalent to 5.8% of the total of investments, cash and cash equivalents, excluding catastrophe bonds and funds held by variable interest entities (the “Managed Portfolio”), as at December 31, 2017 (2016 — 6.8%). These equity investments are exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices. We believe that the effects of diversification and the relatively small size of our investments in equities relative to total invested assets mitigate our exposure to equity price risk.
Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As at December 31, 2017, approximately 88.5% of our cash and investments was held in U.S. Dollars (2016 — 89.3%), approximately 5.7% were in British Pounds (2016 — 4.7%) and approximately 5.9% were in currencies other than the U.S. Dollar and the British Pound (2016 — 6.0%). For the twelve months ended December 31, 2017, 17.3% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2016 —12.0%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2018.
Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged which would in turn adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2017 would have impacted reported net comprehensive income by approximately $3.6 million (2016 — $2.5 million).
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
As at December 31, 2017, we held foreign exchange contracts that were not designated as hedging under ASC 815 - "Derivatives and Hedging" with an aggregate notional value of $751.6 million (2016 — $665.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2017, the impact of foreign exchange contracts on net income was a gain of $27.7 million (December 31, 2016 — loss of $21.5 million).
As at December 31, 2017, we held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate notional value of $60.6 million (2016 — $108.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion was a gain of $3.0 million for the twelve months ended December 31, 2017 (December 31, 2016 — gain of $0.7 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2017, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized gain of $4.4 million (December 31, 2016 — loss of $8.7 million).
Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2017, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2016 — “AA-”).
In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A-” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best. The total amount recoverable from reinsurers as at December 31, 2017 was $1,515.2 million (2016 — $560.7 million). Of the balance as at December 31, 2017, 6.4% of the Company's un-collateralized reinsurance recoverables were with Markel which is rated A by A.M. Best and A by S&P, 5.5% were with Munich Re which is rated A+ by

A.M. Best and AA- by S&P and 5.2% were with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P. These were our largest exposures to individual reinsurers as at December 31, 2017.

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
Changes in Internal Control Over Financial Reporting
Management’s assessment of the overall effectiveness of our internal controls over financial reporting was based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information
Section 219 of the Iran Threat Reduction and Syria Human Rights Act (“TRA”) added to Section 13(r) to the Securities Exchange Act of 1934 (15 U.S.C. § 78m) to require all issuers that file annual or quarterly reports with the Securities and Exchange Commission to disclose certain activities relating to Iran. Many of the activities that Section 13(r) requires be reported were previously subject to U.S. sanctions or prohibited by applicable local law. On January 16, 2016, the United States and the European Union eased sanctions against Iran pursuant to the Joint Comprehensive Plan of Action, and many of the reportable activities are no longer subject to U.S. sanctions and no longer prohibited by applicable local law.
Certain of our operations located outside the United States underwrite marine, energy, and aviation treaties on a worldwide basis and, as a result, underlying insurance portfolios may have exposure to the Iranian petroleum resources, refined petroleum, and petrochemical industries. For example, certain of our operations underwrite global marine hull and cargo policies that provide coverage for vessels navigating into and out of ports worldwide, including Iran. We do not believe that any coverage we provided has directly and significantly facilitated or contributed to the Iranian petroleum resources, refined petroleum, or petrochemical industry.
During the quarter ended December 31, 2017, we approved hull war policy coverage for a single insured through three separate voyages. We approved hull war policy coverage for a single voyage of the T. Sadberk carrying crude oil from Iran to Turkey under a policy issued to Ditas Deniz Isletmeciligi Ve Tankerciligi A.S. The associated premium collected by us for the hull war cover was charged at $436. We approved hull war policy coverage for a single voyage of the T. Sehemat carrying crude oil from Iran to Turkey under a policy issued to Ditas Deniz Isletmeciligi Ve Tankerciligi A.S. The associated premium collected by us for this hull war cover was charged at $491. We also approved a hull war policy coverage for a single voyage of the T. Sadberk carrying crude oil from Iran to Turkey under a policy issued to Ditas Deniz Isletmeciligi Ve Tankerciligi A.S. The associated premium for this hull war cover was charged at $654. We do not intend to specifically approve such business in the future.
Except as otherwise stated above, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r) during the quarter ended December 31, 2017. Should any other such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information called for by Item 10 is incorporated herein by reference to the section captioned “Management” of our Proxy Statement for our 2018 annual general meeting of shareholders which will be filed with the SEC.
Our Board of Directors has adopted a code of ethics entitled “Code of Business Conduct and Ethics” which applies to all of our employees, officers and directors. Copies of our Code of Business Conduct and Ethics can be found on our website at www.aspen.co and may be obtained in print, without cost, by writing to Aspen Insurance Holdings Limited, Attention: Company Secretary, 141 Front Street, Hamilton HM19, Bermuda. We intend to satisfy applicable disclosure requirements regarding amendments to, or waivers from, provisions of our Code of Conduct by posting such information on our website.
Item 11. Executive Compensation
The information called for by Item 11 is incorporated herein by reference to the sections captioned “Compensation Discussion and Analysis,” “Executive Compensation” and “Non-Employee Director Compensation” of our Proxy Statement for our 2018 annual general meeting of shareholders which will be filed with the SEC.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information called for by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to the sections captioned “Beneficial Ownership” of our Proxy Statement for our 2018 Annual General Meeting of shareholders which will be filed with the SEC.
Information required by this item relating to securities authorized for issuance under the equity compensation plans is included in the following table as at December 31, 2017:
Equity Compensation Plan Information
The table below includes securities to be issued upon exercise of outstanding options and other awards granted pursuant to our 2003 Share Incentive Plan, as amended, prior to April 24, 2013 and thereafter under our 2013 Share Incentive Plan, Amended 2006 Stock Option Plan, 2008 Employee Share Purchase Plan (the “2008 Employee Share Purchase Plan”) and 2008 Sharesave Scheme (the “2008 Sharesave Scheme” and, together with the 2008 Employee Share Purchase Plan, the “2008 Employee Purchase Plans”) as at December 31, 2017 and shares reserved for future issuance under the foregoing plans.

	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders (1)	789,775	—	1,914,461	(3) (4)
Equity compensation plans not approved by security holders	—	—	—
Total	789,775	—	1,914,461	(3) (4)
____________________

(1)
In respect of performance shares, this includes (i) 136,448 performance shares that have been earned based on applicable performance testing prior to December 31, 2017 and (ii) 208,922 performance shares that are subject to performance testing after December 31, 2017 which we have assumed will vest at 100.0% of target performance (the actual number of performance shares earned can range from 0.0% to 200.0% of target based on applicable performance testing).

(2)	The weighted average exercise price of outstanding options, warrants and rights is $Nil as there are no outstanding options.

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

(4)
Includes 626,317 ordinary shares authorized and remaining available for issuance under the 2008 Employee Purchase Plans as at December 31, 2017. Of these, 4,256 ordinary shares under the 2008 Employee Purchase Plans were subject to purchase rights as at December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information called for by Item 13 is incorporated herein by reference to the sections captioned “Related Transactions” and “Director Independence” of our Proxy Statement for our 2018 annual general meeting of shareholders which will be filed with the SEC.
Item 14. Principal Accounting Fees and Services
The information called for by Item 14 is incorporated herein by reference from the information to be included in our Proxy Statement for our 2018 annual general meeting of shareholders which will be filed with the SEC.

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

4.7
Specimen Certificate for the Company’s 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013)

4.8
Form of Certificate of Designation of the Company’s 5.625% Perpetual Non-Cumulative Preference Shares, dated September 20, 2016 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

4.9
Specimen Certificate for the Company’s 5.625% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

4.10	Form of Replacement Capital Covenant, dated November 15, 2006 (incorporated herein by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K filed on November 15, 2006)

10.1
Service Agreement, dated September 24, 2004, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*

10.2
Amendment Agreement, dated October 28, 2014, between Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2014)*

10.3
Change of Control Employment Agreement, dated February 23, 2015, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.4
Employment Agreement, dated January 12, 2004, between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*

10.5
Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.6
Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008, (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*

10.7
Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.8
Change of Control Employment Agreement, dated February 23, 2015, between Brian Boornazian, Aspen Insurance U.S. Services Inc. and the Company (Addendum to Employment Agreement) (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.9
Service Agreement, dated May 19, 2014, between Scott Kirk and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.10
Change of Control Employment Agreement, dated February 23, 2015, between Scott Kirk, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.11
Service Agreement, dated September 4, 2014, between Stephen Postlewhite and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 19, 2016)*

10.12
Change of Control Agreement, dated February 23, 2015, between Stephen Postlewhite, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 19, 2016)*

10.13
Employment Agreement, dated October 29, 2008, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.14
Amendment to Employment Agreement, dated March 11, 2013, between Thomas Lillelund and Aspen UK Services Limited (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.15
Amendment to Employment Agreement, dated May 14, 2013, between Thomas Lillelund and Aspen UK Services Limited (incorporated herein by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.16
Amendment to Employment Agreement, dated December 9, 2013, between Thomas Lillelund and Aspen UK Services Limited (incorporated herein by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.17
Change of Control Agreement, dated March 3, 2016, between Thomas Lillelund, Aspen Insurance UK Services Limited and the Company (Addendum to Employment Agreement) (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.18
Service Agreement, dated June 29, 2016, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.19
International Assignment Letter, dated June 29, 2016, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.20
Form of Retention Bonus Agreement (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.21
Appointment Letter, dated April 19, 2007, between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed on May 9, 2007)*

10.22
Appointment Letter, dated May 6, 2010 between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.23
Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended, dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.24
Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008, filed on November 10, 2008)*

10.25
Aspen Insurance Holdings Limited 2013 Share Incentive Plan (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 20, 2014)*

10.26
Aspen Insurance Holdings Limited 2016 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed on August 4, 2016)*

10.27
Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*

10.28
Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.29
Amended 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.30
Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.31
Form of 2013 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed on April 29, 2013)*

10.32
Form of 2014 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed on August 5, 2014)*

10.33
Form of 2015 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed on April 30, 2015)*

10.34
Form of 2016 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.35	Form of 2017 Performance Share Award Agreement, filed with this report*

10.36	Form of Non-Employee Director Nonqualified Share Option Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 26, 2006)*

10.37	Form of Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 7, 2007)*

10.38
Form of 2008 Non-Employee Director Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the six months ended September 30, 2008, filed on August 6, 2008)

10.39
Form of Restricted Share Unit Award Agreement (incorporated herein by reference to exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 26, 2009)

10.40
Amendment to Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)

10.41
Amendment to Form of Restricted Share Unit Award Agreement (U.S. employees employed outside the U.S.) (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2008, filed on November 10, 2008)*

10.42
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients) (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.43
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (non-U.S. recipients) (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed on May 7, 2012)*

10.44
Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.45
Form of Restricted Share Unit Award Agreement (U.K version) (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.46
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients) (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.47
Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.K. recipients) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.48	Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.K. recipients), filed with this report*

10.49	Form of Restricted Share Unit Award Agreement made as part of the annual incentive grant (U.S. recipients), filed with this report*

10.50
Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed on May 1, 2014)*

10.51
Amended and Restated Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.52
Master Confirmation, dated September 28 2007, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed on November 8, 2007)**

10.53
Supplemental Confirmation, dated as of February 26, 2013, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2013 filed on April 29, 2013)**

10.54
Amended and Restated Credit Agreement, dated as of June 12, 2013, among the Company, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2013)

10.55
First Amendment to Amended and Restated Credit Agreement, dated December 12, 2014, among the Company, various subsidiaries thereof, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2014)

10.56
Second Amended Restated Credit Agreement, dated March 27, 2017, among the Company, various subsidiaries therefor, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed on May 4, 2017)

10.57
Insurance Letters of Credit - Master Agreement, dated December 15, 2003, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.58
Assignment Agreement, dated October 11, 2006, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.59
Reinsurance Deposit Agreement, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.60
Committed Letter of Credit Facility, dated July 30, 2012, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2012)

10.61
Committed Letter of Credit Facility, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2014)

10.62
Committed Letter of Credit Facility, dated June 30, 2016, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 1 of the Company’s Current Report on Form 8-K, filed on June 30, 2016)

10.63
Amended and Restated Pledge Agreement, dated December 18, 2014, between Aspen Bermuda Limited and Citibank Europe plc, as successor by assignment to Citibank, N.A. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014)

14.1	Aspen Code of Business Conduct and Ethics, amended on July 26, 2017 (incorporated herein by reference to exhibit 14.1 to the Company’s Current Report on Form 8-K, filed on July 26, 2017)

21.1	Subsidiaries of the Company, filed with this report

23.2	Consent of KPMG LLP, filed with this report

24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

101
The following financial information from Aspen Insurance Holdings Limited’s annual report on Form 10-K for the year ended December 31, 2017 formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2017, 2016 and 2015; (ii) Consolidated Balance Sheets at December 31, 2017 and December 31, 2016; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2017, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2017, 2016 and 2015; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text and in detail***

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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

By:	/s/ Christopher O’Kane
Name: Christopher O’Kane
Title: Chief Executive Officer
Date: February 22, 2018
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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on February 22, 2018.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as at December 31, 2017.
The Company’s internal control over financial reporting as at December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG LLP’s attestation report on internal control over financial reporting appears on page F-3.

ASPEN INSURANCE HOLDINGS LIMITED
REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Aspen Insurance Holdings Limited
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and other comprehensive income, changes in shareholders’ equity and cashflows for each of the years in the three-year period ended December 31, 2017 and the related notes and financial statement schedules I - V (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP
KPMG LLP
We have served as the Company’s auditor since 2002.
London, United Kingdom
February 22, 2018

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2017, 2016 and 2015
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2017	2016	2015
Revenues
Net earned premium	$2,306.6	$2,637.3	$2,473.3
Net investment income	189.0	187.1	185.5
Realized and unrealized investment gains	148.9	108.4	94.5
Other income	8.9	5.7	0.1
Total revenues	2,653.4	2,938.5	2,753.4
Expenses
Losses and loss adjustment expenses	1,994.7	1,576.1	1,366.2
Amortization of deferred policy acquisition costs	400.5	528.9	483.6
General, administrative and corporate expenses	502.2	490.1	424.0
Interest on long-term debt	29.5	29.5	29.5
Change in fair value of derivatives	(27.7)	24.6	(6.8)
Change in fair value of loan notes issued by variable interest entities	(21.2)	17.1	19.8
Realized and unrealized investment losses	28.4	63.2	77.5
Net realized and unrealized foreign exchange losses/(gains)	23.9	(1.8)	21.4
Other expenses	4.9	1.3	0.7
Total expenses	2,935.2	2,729.0	2,415.9
(Loss)/income from operations before income tax	(281.8)	209.5	337.5
Income tax credit/(expense)	15.4	(6.1)	(14.4)
Net (loss)/income	$(266.4)	$203.4	$323.1
Amount attributable to non-controlling interest	(1.3)	(0.1)	(0.8)
Net (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(267.7)	$203.3	$322.3
Other Comprehensive (Loss)/Income:
Available for sale investments:
Reclassification adjustment for net realized (losses) on investments included in net income	$(4.0)	$(9.9)	$(37.9)
Change in net unrealized gains on available for sale securities held	(10.8)	(29.1)	(71.7)
Net change from current period hedged transactions	3.0	0.6	2.6
Change in foreign currency translation adjustment	(56.4)	(28.0)	(83.0)
Other comprehensive (loss), gross of tax	(68.2)	(66.4)	(190.0)
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	0.4	1.0	1.2
Change in net unrealized gains on available for sale securities held	1.6	0.3	3.2
Net change from current period hedged transactions	(0.4)	0.1	—
Change in foreign currency translation adjustment	15.8	0.3	10.9
Total tax on other comprehensive income	17.4	1.7	15.3
Other comprehensive (loss), net of tax	(50.8)	(64.7)	(174.7)
Total comprehensive (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(318.5)	$138.6	$147.6
Per Share Data
Weighted average number of ordinary share and share equivalents (1)
Basic	59,753,886	60,478,740	61,287,884
Diluted	59,753,886	61,860,689	62,687,503
Basic (loss)/earnings per ordinary share adjusted for preference share dividends	$(5.22)	$2.67	$4.64
Diluted (loss)/earnings per ordinary share adjusted for preference share dividends	$(5.22)	$2.61	$4.54
____________________

(1)	The basic and diluted number of ordinary shares for the twelve months ended December 31, 2017 is the same as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2017 and December 31, 2016
($ in millions, except share and per share amounts)

	As at December 31, 2017	As at December 31, 2016
ASSETS
Investments:
Fixed income maturities, available for sale (amortized cost — $5,201.2 and $5,620.1)	$5,231.0	$5,664.6
Fixed income maturities, trading at fair value (amortized cost — $1,634.9 and $1,264.8)	1,649.3	1,265.7
Equity securities, trading at fair value (cost — $414.8 and $554.3)	491.0	584.7
Short-term investments, available for sale (amortized cost — $90.0 and $145.3)	89.9	145.3
Short-term investments, trading (amortized cost — $73.0 and $185.4)	73.0	185.4
Catastrophe bonds, trading at fair value ( cost — $33.5 and $42.5)	32.4	42.5
Other investments, equity method	66.4	12.1
Total investments	7,633.0	7,900.3
Cash and cash equivalents (including cash within consolidated variable interest entities of — $166.6 and $291.3)	1,054.8	1,273.8
Reinsurance recoverables:
Unpaid losses	1,515.2	560.7
Ceded unearned premiums	515.5	255.2
Receivables:
Underwriting premiums	1,496.5	1,399.4
Other	151.1	95.5
Funds withheld	99.8	73.1
Deferred policy acquisition costs	294.3	358.4
Derivatives at fair value	6.4	7.2
Receivables for securities sold	5.3	1.6
Office properties and equipment	75.5	83.8
Tax recoverable	2.3	0.5
Deferred tax assets	28.3	—
Other assets	0.5	1.0
Intangible assets and goodwill	27.9	79.6
Total assets	$12,906.4	$12,090.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2017 and December 31, 2016
($ in millions, except share and per share amounts)

	As at December 31, 2017	At December 31, 2016
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$6,749.5	$5,319.9
Unearned premiums	1,820.8	1,618.6
Total insurance reserves	8,570.3	6,938.5
Payables
Reinsurance premiums	357.5	345.3
Deferred taxation	—	6.1
Accrued expenses and other payables	455.4	469.2
Liabilities under derivative contracts	1.0	18.4
Total payables	813.9	839.0
Loan notes issued by variable interest entities, at fair value	44.2	115.0
Long-term debt	549.5	549.3
Total liabilities	$9,977.9	$8,441.8
Commitments and contingent liabilities (see Note 19)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
59,474,085 shares of par value 0.15144558¢ each (December 31, 2016 — 59,774,464)	$0.1	$0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2016 — 11,000,000)	—	—
Nil 7.401% shares of par value 0.15144558¢ each (December 31, 2016 — 5,327,500)	—	—
Nil 7.250% shares of par value 0.15144558¢ each (December 31, 2016— 6,400,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2016 —10,000,000)	—	—
Non-controlling interest	2.7	1.4
Additional paid-in capital	954.7	1,259.6
Retained earnings	2,026.9	2,392.3
Accumulated other comprehensive income, net of taxes	(55.9)	(5.1)
Total shareholders’ equity	2,928.5	3,648.3
Total liabilities and shareholders’ equity	$12,906.4	$12,090.1

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2017, 2016 and 2015
($ in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Ordinary shares
Beginning and end of the year	$0.1	$0.1	$0.1
Preference shares
Beginning and end of the year	—	—	—
Non-controlling interest
Beginning of the year	1.4	1.3	0.5
Net change attributable to non-controlling interest for the year	1.3	0.1	0.8
End of the year	2.7	1.4	1.3
Additional paid-in capital
Beginning of the year	1,259.6	1,075.3	1,134.3
New ordinary shares issued	0.5	2.5	6.8
Ordinary shares repurchased and cancelled	(30.0)	(75.0)	(83.7)
Preference shares issued	—	241.3	—
Preference shares redeemed and cancelled	(293.2)	—	—
Preference share redemption costs(1)	8.0	—	—
Share-based compensation (2)	9.8	15.5	17.9
End of the year	954.7	1,259.6	1,075.3
Retained earnings
Beginning of the year	2,392.3	2,283.6	2,050.1
Net (loss)/income for the year	(266.4)	203.4	323.1
Dividends on ordinary shares	(56.2)	(52.7)	(50.9)
Dividends on preference shares	(36.2)	(41.8)	(37.8)
Preference share redemption costs (1)	(8.0)	—	—
Net change attributable to non-controlling interest for the year	(1.3)	(0.1)	(0.8)
Dividends due to non-controlling interest	(0.1)	(0.1)	(0.1)
Share-based payment (3)	2.8	—	—
End of the year	2,026.9	2,392.3	2,283.6
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	(27.1)	0.6	72.7
Change for the year, net of income tax	(40.6)	(27.7)	(72.1)
End of the year	(67.7)	(27.1)	0.6
Gain/(loss) on derivatives, net of taxes:
Beginning of the year	(0.5)	(1.2)	(3.8)
Net change from current period hedged transactions	2.6	0.7	2.6
End of the year	2.1	(0.5)	(1.2)
Unrealized appreciation on available for sale investments, net of taxes:
Beginning of the year	22.5	60.2	165.4
Change for the year, net of taxes	(12.8)	(37.7)	(105.2)
End of the year	9.7	22.5	60.2
Total accumulated other comprehensive (losses)/income, net of taxes	(55.9)	(5.1)	59.6

Total shareholders’ equity	$2,928.5	$3,648.3	$3,419.9
____________________

(1)
The $8.0 million reclassification from additional paid-in capital to retained earnings is the difference between the capital raised upon issuance of the 7.401% and 7.250% Perpetual Non-Cumulative Preference Shares, net of issuance costs, and the final redemption costs of $293.2 million.

(2)
The balance in 2017 includes $7.9 million reclassification from accrued expenses and other payable as a result of the classification of restricted share units as equity following the adoption of ASU 2016-09 -“Compensation — Stock Compensation”.

(3)
The $2.8 million relates to the cumulative effect-adjustment to opening retained earnings as a result of the classification of restricted share units as equity following the adoption of ASU 2016-09. The adjustment has been applied using a modified retrospective approach.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2017, 2016 and 2015
($ in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows from/(used in) operating activities:
Net (loss)/income	$(266.4)	$203.4	$323.1
Proportion due to non-controlling interest	(1.3)	(0.1)	(0.8)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	62.2	51.5	28.5
Share-based compensation	9.8	15.5	17.9
Realized and unrealized investment (gains)	(148.9)	(108.4)	(94.5)
Realized and unrealized investment losses	28.4	63.2	77.5
Change in fair value of loan notes issued by variable interest entities	(21.2)	17.1	19.8
Deferred taxes	(32.5)	9.4	(6.8)
Net realized and unrealized investment foreign exchange (gains)/losses	(15.0)	1.4	5.5
Net change from current period hedged transactions	2.6	0.7	2.6
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	1,292.2	466.2	244.5
Unearned premiums	174.1	23.9	120.4
Reinsurance recoverables:
Unpaid losses	(943.7)	(219.9)	(8.6)
Ceded unearned premiums	(257.6)	(87.6)	37.8
Other receivables	(48.2)	1.4	0.6
Deferred policy acquisition costs	69.4	2.4	(61.9)
Reinsurance premiums payable	23.8	234.0	2.7
Funds withheld	(26.7)	(37.1)	10.9
Premiums receivable	(88.7)	(271.1)	(123.7)
Income tax payable	15.9	(20.1)	(7.4)
Accrued expenses and other payable	147.0	75.7	(11.9)
Fair value of derivatives and settlement of liabilities under derivatives	(16.6)	16.4	(11.4)
Long-term debt and loan notes issued by variable interest entities	(70.6)	12.2	0.1
Other assets	0.5	3.1	9.3
Net cash (used in)/generated by operating activities	$(111.5)	$453.2	$574.2

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2017, 2016 and 2015
($ in millions)

	Twelve Months Ended December 31,
	2017	2016	2015
Cash flows (used in)/from investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,573.2)	$(2,236.7)	$(2,131.9)
(Purchases) of fixed income securities — Trading	(1,312.9)	(973.3)	(556.9)
Proceeds from sales and maturities of fixed income securities — Available for sale	2,018.8	2,307.9	1,656.3
Proceeds from sales and maturities of fixed income securities — Trading	957.6	593.7	519.9
(Purchases) of equity securities — Trading	(131.3)	(195.3)	(392.2)
Net proceeds of catastrophe bonds — Trading	7.4	12.8	(20.9)
Proceeds from sales of equity securities — Available for sale	—	—	108.6
Proceeds from sales of equity securities — Trading	316.3	372.0	270.8
(Purchases) of short-term investments — Available for sale	(130.7)	(224.6)	(212.1)
Proceeds from sale of short-term investments — Available for sale	189.5	242.9	282.6
(Purchases) of short-term investments — Trading	(96.0)	(190.6)	(45.6)
Proceeds from sale of short-term investments — Trading	212.0	14.1	36.3
Net change in (payable)/receivable for securities (purchased)/sold	(9.9)	12.7	(2.1)
Net proceeds in (purchases)/sales from other investments	(0.5)	—	—
(Net) purchases of equipment	(35.0)	(23.7)	(13.9)
Sale of investment	9.3	—	—
Other equity investments	(2.4)	(3.3)	(0.8)
Payments for acquisitions and investments, net of cash acquired	—	(59.5)	—
Net cash from/(used in) investing activities	419.0	(350.9)	(501.9)

Cash flows (used in)/from financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.5	2.5	6.8
Ordinary shares repurchased	(30.0)	(75.0)	(83.7)
Proceeds from the issuance of preference shares, net of issuance costs	—	241.3	—
Preference share redemption	(293.2)	—	—
Proceeds from loan notes issued by Silverton	—	105.0	100.0
Repayment of long-term debt issued by Silverton	(115.6)	(89.3)	(67.8)
Dividends paid on ordinary shares	(56.2)	(52.7)	(50.9)
Dividends paid on preference shares	(36.2)	(41.8)	(37.8)
Dividends paid to non-controlling interest	(0.1)	—	(0.1)
Cash paid for tax withholding purposes (1)	(9.6)	—	—
Net cash (used in)/from financing activities	(540.4)	90.0	(133.5)

Effect of exchange rate movements on cash and cash equivalents	13.9	(18.0)	(17.8)

(Decrease)/increase in cash and cash equivalents	(219.0)	174.3	(79.0)
Cash and cash equivalents at beginning of period	1,273.8	1,099.5	1,178.5
Cash and cash equivalents at end of period	$1,054.8	$1,273.8	$1,099.5

Supplemental disclosure of cash flow information:
Net cash paid during the period for income tax	$3.4	$7.0	$8.8
Cash paid during the period for interest	$29.0	$29.0	$29.0
____________________

(1)
The cash paid to the tax authority when withholding shares from employees' awards for tax-withholding purposes has been reclassified from operating activity to financing activity following the adoption of ASU 2016-09 -“Compensation — Stock Compensation”.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2017, 2016 and 2015
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
Assumptions and estimates made by management have a significant effect on the amounts reported within the consolidated financial statements. The most significant of these relate to losses and loss adjustment expenses, reinsurance recoverables, gross written premiums and commissions which have not been reported to the Company such as those relating to proportional treaty reinsurance contracts, unrecognized tax benefits, the fair value of derivatives and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary but actual results could be significantly different from those expected when the assumptions or estimates were made.

(b)	Accounting for Insurance and Reinsurance Operations
Premiums Earned. Premiums are recorded as written on the inception date of a policy. Premiums are primarily recognized as revenues proportionately over the coverage period. Premiums earned are recorded in the statements of operations, net of the cost of purchased reinsurance. Premiums written which are not yet recognized as earned premium are recorded in the consolidated balance sheet as unearned premiums, gross of any ceded unearned premiums. Written and earned premiums and the related costs include estimates for premiums which have not been finally determined. These relate mainly to contractual provisions for the payment of adjustment or additional premiums, premiums payable under proportional treaties and delegated underwriting authorities, and reinstatement premiums.
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
Reinstatement premiums on assumed excess of loss reinsurance contracts are provided based on experience under such contracts. Reinstatement premiums are the premiums charged for the restoration of the reinsurance limit of an excess of loss contract to its full amount after payment by the reinsurer of losses as a result of an occurrence. Reinstatement premiums are recognized as revenue in full at the date of loss, triggering the payment of the reinstatement premiums. The payment of reinstatement premiums provides future insurance cover for the remainder of the initial policy term. An allowance for uncollectible premiums is established for possible non-payment of premium receivables, as deemed necessary.

Outward reinsurance premiums, which are paid when the Company purchases reinsurance or retrocessional coverage, are accounted for using the same accounting methodology as the Company uses for inwards premiums. Premiums payable under reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while those arising from “risks attaching during” policies are expensed over the earnings period of the premiums receivable from the reinsured business. Premiums payable for retroactive reinsurance coverage and meeting the conditions of reinsurance accounting, are reported as reinsurance recoverables to the extent that those amounts do not exceed recorded liabilities relating to underlying reinsurance contracts. To the extent that recorded liabilities on an underlying reinsurance contract exceed premiums payable for retroactive coverage, a deferred gain is recognised.
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
Other Investments, Equity Method. Other investments represent the Company’s investments that are recorded using the equity method of accounting. Adjustments to the fair value of these investments are made based on the net asset value of the investment.
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
OTTI is deemed to occur when there is no objective evidence to support recovery in value of a security and (i) the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its cost or adjusted amortized cost basis or (ii) it is deemed probable that the Company will be unable to collect all amounts due according to the contractual terms of the individual security. In the first case, the entire unrealized loss position is taken as an OTTI charge to realized losses in earnings. In the second case, the unrealized loss is separated into the amount related to credit loss and the amount related to all other factors. The OTTI charge related to credit loss is recognized in realized losses in earnings and the amount related to all other factors is recognized in other comprehensive income. The cost basis of the investment is reduced accordingly and no adjustments to the cost basis are made for subsequent recoveries in value.

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
Intangible assets are held in the consolidated balance sheet at cost less amortization and impairment. Amortization applies on a straight-line basis in respect of assets having a finite estimated useful economic life. The Company performs a qualitative assessment annually to determine whether it is more likely than not that an intangible asset considered to have an indefinite life is impaired. Goodwill is assessed annually for impairment or more frequently if circumstance indicate an impairment may have occurred.

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
The Company had at the balance sheet date in issue two classes of preference shares. The Company has no obligation to pay interest on these securities but they carry entitlements to dividends payable at the discretion of the Board of Directors. In the event of non-payment of dividends for six consecutive periods, holders of preference shares have director appointment rights. The preference shares are therefore accounted for as equity instruments and included within total shareholders’ equity.

(k)	Accounting for Long-term Incentive Plans
The Company operates an employee share incentive plan, a non-executive director stock incentive plan and employee share purchase plans, the terms and conditions of which are described in Note 17. The Company applies a fair-value based measurement method including estimates for future forfeitures in the calculation of the compensation costs of stock options, performance shares, phantom shares and restricted share units.

(l)	Accounting for Long-term Debt Issued by Variable Interest Entities
Silverton, a consolidated variable interest entity, has issued debt instruments which are due to mature on September 17, 2018 and September 16, 2019 as further described in Note 7, “Variable Interest Entities” of these consolidated financial statements. This debt is separately identified on the Company’s balance sheet and the Company has elected to record the debt at fair value due to the potential variability over the ultimate settlement value of the debt instruments.

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
The Company accounts for the disposal of subsidiary undertakings when it ceases to control the subsidiary's assets and liabilities or the group of assets. A gain or loss is recognised and measured as the difference between the fair value of consideration received or receivable and the value of assets, liabilities and equity components de-recognized, related to that subsidiary or group of assets when deconsolidated.

(n)	New Accounting Pronouncements
New Accounting Pronouncements Adopted in 2017
On March 30, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, “Compensation — Stock Compensation” which provides guidance on several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016 and interim periods beginning after December 15, 2016. Following the adoption of this ASU, all excess tax benefits or expense related to stock-based compensation transactions are recognized prospectively as income tax benefits or expense in the Consolidated Income Statement and the excess tax benefits from stock-based compensation transactions previously included in “Financing activities” on the Consolidated Statements of Cash Flows are prospectively included on that statement as “Operating activities.” The cash paid to the tax authority for tax withholding purposes has also been reclassified from operating to financing activity in the Consolidated Statement of Cash Flows and the comparative period has been restated. This ASU also allows share withholding up to the maximum statutory withholding requirement while still avoiding liability accounting. As a result, the Company has applied the equity accounting method for its restricted share units retrospectively and has recorded a cumulative effect adjustment of $2.8 million through opening retained earnings and $7.9 million through additional paid-in capital.
On August 27, 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 204-40)” which provides U.S. GAAP guidance on management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. This ASU was effective for fiscal years beginning after December 15, 2016 and interim periods ending after December 15, 2016. This ASU did not have a material impact on the Company's consolidated financial statements.
On October 27, 2016, the FASB issued ASU 2016-17, “Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control” which introduces new variable interest entity guidance on evaluating indirect interests held by related parties under common control. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and does not have an impact on the consolidation of the Company's two investments in variable interest entities as described in Note 7.
Accounting Pronouncements Not Yet Adopted
On August 12, 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606)" which delays the effective date of ASU 2014-09 by one year. ASU 2015-14 is effective for annual periods beginning after December 15, 2017. This ASU will not have a material impact on the Company's consolidated financial statements as insurance contracts accounted for within the scope of Topic 944, Financial Services are exempt from this ASU and the Company has immaterial other revenue.
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
On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” which standardizes the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230 Statement of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will not have a material impact on the Company's consolidated statement of cash flows.
On October 24, 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which will require companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. This ASU will not have a material impact on the Company’s future financial statements and disclosures.

On March 10, 2017, FASB issued ASU 2017-7, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” which changes how employers report defined benefit pension and/or other post-retirement benefit costs in their financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods beginning after December 15, 2017. As the Company does not operate a defined benefit pension scheme, this ASU will not have a material impact on Company's consolidated financial statements and disclosures.
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
Other accounting pronouncements were issued during the year ended December 31, 2017 which were either not relevant to the Company or did not impact the Company's consolidated financial statements.

3.	Related Party Transactions
There were no related party transactions for the twelve months ended December 31, 2017 or December 31, 2016.

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/(loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the twelve months ended December 31, 2017, 2016, and 2015, respectively:

	Twelve Months Ended December 31,
	2017	2016	2015

Net (loss)/income	$(266.4)	$203.4	$323.1
Preference share dividends	(36.2)	(41.8)	(37.8)
Preference share redemption costs (1)	(8.0)	—	—
Net profit attributable to non-controlling interest	(1.3)	(0.1)	(0.8)
Basic and diluted net income available to ordinary shareholders	$(311.9)	$161.5	$284.5
Ordinary shares:
Basic weighted average ordinary shares	59,753,886	60,478,740	61,287,884
Weighted average effect of dilutive securities (2) (3)	—	1,381,949	1,399,619
Total diluted weighted average ordinary shares	59,753,886	61,860,689	62,687,503
Earnings per ordinary share:
Basic	$(5.22)	$2.67	$4.64
Diluted (3)	$(5.22)	$2.61	$4.54
 _______________

(1)
The $8.0 million deduction from net income in 2017 is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the 7.401% Preference Shares and 7.250% Preference Shares, net of issuance costs, and the final redemption costs of $293.2 million.

(2)
Dilutive securities consist of employee restricted share units and performance shares associated with the Company’s long term incentive plan, employee share purchase plans and director restricted stock units and options as described in Note 17.

(3)	The basic and diluted number of ordinary shares for 2017 is the same, as the inclusion of dilutive securities in a loss making period would be anti-dilutive.
Dividends. On February 7, 2018, the Company’s Board of Directors declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.24	March 13, 2018	February 23, 2018
5.95% Preference Shares	$0.3719	April 1, 2018	March 15, 2018
5.625% Preference Shares	$0.3516	April 1, 2018	March 15, 2018

5.	Segment Reporting
The Company has two reporting business segments: Insurance and Reinsurance. The Company has determined its reportable segments, Aspen Insurance and Aspen Reinsurance, by taking into account the manner in which management makes operating decisions and assesses operating performance. Profit or loss for each of the Company’s business segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty insurance and reinsurance. ACM forms part of our property catastrophe reinsurance line of business as it focuses primarily on property catastrophe business through the use of alternative capital. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” above.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the twelve months ended December 31, 2017, 2016 and 2015:

	Twelve Months Ended December 31, 2017
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,548.5	$1,812.4	$3,360.9
Net written premiums	1,250.0	962.5	2,212.5
Gross earned premiums	1,451.8	1,757.4	3,209.2
Net earned premiums	1,206.1	1,100.5	2,306.6
Underwriting Expenses
Losses and loss adjustment expenses	1,116.4	878.3	1,994.7
Amortization of deferred policy acquisition costs	235.5	165.0	400.5
General and administrative expenses	157.3	253.9	411.2
Underwriting (loss)	(303.1)	(196.7)	(499.8)
Corporate expenses			(58.3)
Non-operating expenses			(32.7)
Net investment income			189.0
Realized and unrealized investment gains			148.9
Realized and unrealized investment losses			(28.4)
Change in fair value of loan notes issued by variable interest entities			21.2
Change in fair value of derivatives			27.7
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange (losses)			(23.9)
Other income			8.9
Other expenses			(4.9)
Income before tax			(281.8)
Income tax credit			15.4
Net income			$(266.4)

Net reserves for loss and loss adjustment expenses	$2,917.1	$2,317.2	$5,234.3
Ratios
Loss ratio	92.6%	79.8%	86.5%
Policy acquisition expense ratio	19.5	15.0	17.4
General and administrative expense ratio (1)	13.0	23.1	21.8
Expense ratio	32.5	38.1	39.2
Combined ratio	125.1%	117.9%	125.7%
 _______________

(1)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

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

	Twelve Months Ended December 31, 2016
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,413.2	$1,733.8	$3,147.0
Net written premiums	1,269.2	1,324.5	2,593.7
Gross earned premiums	1,317.9	1,768.4	3,086.3
Net earned premiums	1,181.9	1,455.4	2,637.3
Underwriting Expenses
Losses and loss adjustment expenses	657.9	918.2	1,576.1
Amortization of deferred policy acquisition costs	226.4	302.5	528.9
General and administrative expenses	178.2	228.4	406.6
Underwriting income	119.4	6.3	125.7
Corporate expenses			(73.8)
Non-operating expenses (1)			(9.7)
Net investment income			187.1
Realized and unrealized investment gains			108.4
Realized and unrealized investment losses			(63.2)
Change in fair value of loan notes issued by variable interest entities			(17.1)
Change in fair value of derivatives			(24.6)
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange gains			1.8
Other income			5.7
Other expenses			(1.3)
Income before tax			209.5
Income tax expense			(6.1)
Net income			$203.4

Net reserves for loss and loss adjustment expenses	$2,462.1	$2,297.1	$4,759.2
Ratios
Loss ratio	55.7%	63.1%	59.8%
Policy acquisition expense ratio	19.2	20.8	20.1
General and administrative expense ratio (2)	15.1	15.7	18.6
Expense ratio	34.3	36.5	38.7
Combined ratio	90.0%	99.6%	98.5%
 ________________

(1)	Non-operating expenses includes amortization of intangibles acquired from the acquisition of AgriLogic.

(2)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

	Twelve Months Ended December 31, 2015
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,248.9	$1,748.4	$2,997.3
Net written premiums	1,153.5	1,492.7	2,646.2
Gross earned premiums	1,153.5	1,703.3	2,856.8
Net earned premiums	1,072.6	1,400.7	2,473.3
Underwriting Expenses
Losses and loss adjustment expenses	491.6	874.6	1,366.2
Amortization of deferred policy acquisition costs	224.7	258.9	483.6
General and administrative expenses	146.5	213.6	360.1
Underwriting income	209.8	53.6	263.4
Corporate expenses			(63.9)
Net investment income			185.5
Realized and unrealized investment gains			94.5
Realized and unrealized investment losses			(77.5)
Change in fair value of loan notes issued by variable interest entities			(19.8)
Change in fair value of derivatives			6.8
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange (losses)			(21.4)
Other income			0.1
Other expenses			(0.7)
Income before tax			337.5
Income tax expense			(14.4)
Net income			$323.1

Net reserves for loss and loss adjustment expenses	$2,409.5	$2,173.9	$4,583.4
Ratios
Loss ratio	45.8%	62.4%	55.2%
Policy acquisition expense ratio	20.9	18.5	19.6
General and administrative expense ratio (1)	13.7	15.2	17.1
Expense ratio	34.6	33.7	36.7
Combined ratio	80.4%	96.1%	91.9%
_______________

(1)	The general and administrative expense ratio in the total column includes corporate expenses.

Geographical Areas. The following summary presents the Company’s gross written premiums based on the location of the insured risk.

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Australia/Asia	$167.3	$140.5	$140.0
Caribbean	17.6	14.3	20.3
Europe	94.5	109.7	113.6
United Kingdom	258.3	231.4	223.6
United States & Canada(1)	1,729.3	1,597.0	1,479.5
Worldwide excluding United States (2)	88.1	90.7	107.2
Worldwide including United States(3)	868.6	837.2	793.6
Others	137.2	126.2	119.5
Total	$3,360.9	$3,147.0	$2,997.3
 ______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the twelve months ended December 31, 2017, 2016 and 2015:

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Fixed income securities — Available for sale	$133.3	$141.3	$143.4
Fixed income securities — Trading	44.0	31.6	27.8
Short-term investments — Available for sale	0.4	0.6	1.1
Short-term investments — Trading	0.8	0.2	—
Fixed term deposits (included in cash and cash equivalents)	6.2	3.4	3.0
Equity securities — Available for sale	—	—	0.1
Equity securities — Trading	13.6	20.4	20.0
Catastrophe bonds — Trading	1.8	1.6	1.9
Total	200.1	199.1	197.3
Investment expenses	(11.1)	(12.0)	(11.8)
Net investment income	$189.0	$187.1	$185.5

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the twelve months ended December 31, 2017, 2016 and 2015:

	For the Twelve Months Ended
	December 31, 2017	December 31, 2016	December 31, 2015
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$10.2	$18.6	$11.7
Fixed income securities — gross realized (losses)	(6.6)	(8.3)	(2.7)
Equity securities — gross realized gains	—	—	31.9
Equity securities — gross realized (losses)	—	—	(3.0)
Short-term investments — gross realized gains	0.1	—	—
Cash and cash equivalents — gross realized gains	0.4	0.2	—
Cash and cash equivalents — gross realized (losses)	(0.1)	(0.6)	—
Other-than-temporary impairments	(0.7)	—	—
Trading:
Fixed income securities — gross realized gains	9.7	12.6	4.9
Fixed income securities — gross realized (losses)	(4.5)	(7.3)	(6.1)
Short-term investments — gross realized gains	2.7	—	—
Cash and cash equivalents — gross realized gains	1.3	0.1	—
Cash and cash equivalents — gross realized (losses)	—	(0.3)	—
Equity securities — gross realized gains	59.0	54.1	46.0
Equity securities — gross realized (losses)	(13.7)	(46.3)	(31.7)
Catastrophe bonds — net unrealized (losses)/gains	(2.4)	—	(0.3)
Net change in gross unrealized gains (losses)	60.3	22.5	(33.1)
Other investments, equity method:
Gross realized and unrealized (loss) in MVI	(0.1)	(0.3)	—
Gross unrealized gain/(loss) in Chaspark	0.9	0.3	(0.6)
Gross realized and unrealized (loss) in Bene	(0.3)	(0.1)	—
Gross realized gain on sale of AgriLogic	4.3	—	—
Total net realized and unrealized investment gains recorded in the statement of operations	$120.5	$45.2	$17.0

Change in available for sale net unrealized gains:
Fixed income securities	(14.8)	(39.0)	(82.2)
Short-term investments	—	—	(0.1)
Equity securities	—	—	(27.3)
Total change in pre-tax available for sale unrealized gains	(14.8)	(39.0)	(109.6)
Change in taxes	2.0	1.3	4.4
Total change in net unrealized gains, net of taxes recorded in other comprehensive income	$(12.8)	$(37.7)	$(105.2)

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at December 31, 2017 and December 31, 2016:

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,166.5	$4.5	$(11.6)	$1,159.4
U.S. agency	51.8	0.5	(0.2)	52.1
Municipal	53.0	2.1	(0.2)	54.9
Corporate	2,391.4	36.1	(11.8)	2,415.7
Non-U.S. government-backed corporate	91.5	0.3	(0.5)	91.3
Non-U.S government	479.7	6.4	(1.2)	484.9
Asset-backed	26.3	—	(0.1)	26.2
Non-agency commercial mortgage-backed	—	—	—	—
Agency mortgage-backed	941.0	13.7	(8.2)	946.5
Total fixed income securities — Available for sale	5,201.2	63.6	(33.8)	5,231.0
Total short-term investments — Available for sale	90.0	—	(0.1)	89.9
Total	$5,291.2	$63.6	$(33.9)	$5,320.9

	As at December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,207.9	$9.4	$(11.2)	$1,206.1
U.S. agency	117.7	1.9	—	119.6
Municipal	23.2	1.6	(0.4)	24.4
Corporate	2,566.9	39.6	(20.0)	2,586.5
Non-U.S. government-backed corporate	89.2	0.7	(0.1)	89.8
Non-U.S government	477.7	11.8	(0.8)	488.7
Asset-backed	62.6	0.4	—	63.0
Non-agency commercial mortgage-backed	12.3	0.3	—	12.6
Agency mortgage-backed	1,062.6	19.6	(8.3)	1,073.9
Total fixed income securities — Available for sale	5,620.1	85.3	(40.8)	5,664.6
Total short-term investments — Available for sale	145.3	—	—	145.3
Total	$5,765.4	$85.3	$(40.8)	$5,809.9

There were non-cash transfers of securities from available for sale to trading of $95.1 million during the twelve months ended December 31, 2016. The transfers were made following the decision by the North Dakota regulator to reduce the held capital requirement for the recognition of ceded reinsurance recoveries from Aspen Bermuda Limited from 100% to 20%. This decision resulted in the establishment of a new reduced collateral Regulation 114 trust which was funded by non-cash transfers of securities from available for sale portfolios.

Fixed Income Securities, Short Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at December 31, 2017 and December 31, 2016:

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$162.3	$0.4	$(0.8)	$161.9
Municipal	32.4	—	(0.2)	32.2
Corporate	1,036.5	14.0	(4.2)	1,046.3
Non-U.S. government-backed corporate	1.0	—	—	1.0
Non-U.S. government	196.1	6.9	(0.5)	202.5
Asset-backed	9.9	—	—	9.9
Agency mortgage-backed	196.7	0.2	(1.4)	195.5
Total fixed income securities — Trading	1,634.9	21.5	(7.1)	1,649.3
Total short-term investments — Trading	73.0	—	—	73.0
Total equity securities — Trading	414.8	83.5	(7.3)	491.0
Total catastrophe bonds — Trading	33.5	—	(1.1)	32.4
Total	$2,156.2	$105.0	$(15.5)	$2,245.7

	As at December 31, 2016
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$82.8	$0.4	$(0.8)	$82.4
Municipal	15.7	—	(0.2)	15.5
Corporate	817.8	9.9	(7.1)	820.6
Non-U.S government	203.4	3.5	(4.1)	202.8
Asset-backed	14.5	—	—	14.5
Agency mortgage-backed	130.6	0.2	(0.9)	129.9
Total fixed income securities — Trading	1,264.8	14.0	(13.1)	1,265.7
Total short-term investments — Trading	185.4	—	—	185.4
Total equity securities — Trading	554.3	55.4	(25.0)	584.7
Total catastrophe bonds — Trading	42.5	—	—	42.5
Total	$2,047.0	$69.4	$(38.1)	$2,078.3
The Company classifies the financial instruments listed above as held for trading as this most closely reflects the facts and circumstances of the investments held.
As at December 31, 2017, the Company had a 5.8% position in equities, a 4.0% position in BBB Emerging Market Debt and 0.2% in risk asset portfolio cash, totaling approximately 10.0% of our Managed Portfolio (December 31, 2016 — 10.8%).
Catastrophe bonds. The Company has invested in catastrophe bonds with a total value of $32.4 million as at December 31, 2017. The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2018 to 2021. The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes which occur in the geographic regions of the United States, Canada, the North Atlantic, Japan or Australia.
Other Investments, equity method. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million. The Company made an additional investment of $0.1 million in the twelve months ended December 31, 2017.

On October 2, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark was received as a settlement for subrogation rights associated with a contract frustration claim settlement. In the twelve months ended December 31, 2017, the change in the value of the Company’s investment in Chaspark was an unrealized gain of $0.9 million (December 31, 2016 — unrealized gain of $0.3 million). On March 10, 2017, Aspen Recoveries Limited received cash of $9.3 million as settlement of its share of subrogation assets held by Chaspark.
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
On December 18, 2017, the Company acquired through its wholly-owned subsidiary, Aspen U.S. Holdings, a 23.2% share of Crop Re Services LLC (“Crop Re”), a newly formed U.S.-based subsidiary of CGB Diversified Services, Inc (“CGB DS”) in exchange for the sale of AG Logic Holdings, LLC (“AgriLogic”), the Company’s U.S. crop insurance business. Total consideration for the sale of AgriLogic consisted of the 23.2% share of Crop Re valued at $62.5 million and cash in the amount of $5.9 million. Crop Re is responsible for directing the placement of reinsurance on behalf of CGB DS and CGB Insurance Company (“CGBIC”), an Indiana insurance company affiliate of CGB DS and an RMA licensed crop insurer. The remaining 76.8% of Crop Re is owned by CGB DS. AAIC’s primary crop insurance coverage will be run-off and AAIC, or an affiliate of AAIC, will provide quota share reinsurance to CGBIC for both federal and state regulated crop insurance as part of Aspen’s ownership in Crop Re. The investment in Crop Re represent the Company's share of the net assets of Crop Re plus a basis difference which represents the difference between the cost of the investment and the amount of underlying equity in net assets. The Company has determined that this basis difference of $62.5 million represents the value attributable to the ability of Crop Re to direct the placement of reinsurance business under the reinsurance commitment contained within the operating agreement between Crop Re and the Company.
The investment in Crop Re is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses.
The table below shows the Company’s investments in MVI, Chaspark, Bene, Digital Re and Crop Re for the twelve months ended December 31, 2017 and 2016:

	MVI	Chaspark	Bene	Digital Re	Crop Re	Total

Opening undistributed value of investment as at January 1, 2017	$0.5	$8.4	$3.2	$—	$—	$12.1
Investment in the period	0.1	—	—	2.3	62.5	64.9
Goodwill	—	—	—	(1.8)	—	(1.8)
Distribution received	—	(9.3)	—	—	—	(9.3)
Unrealized (loss)/gain for the twelve months to December 31, 2017	(0.1)	0.9	(0.3)	—	—	0.5
Closing value of investment as at December 31, 2017	$0.5	$—	$2.9	$0.5	$62.5	$66.4

Opening undistributed value of investment as at January 1, 2016	$0.8	$8.1	$—	$—	$—	$8.9
Investment in the period	—	—	3.3	—	—	3.3
Unrealized (loss)/gain for the twelve months to December 31, 2016	(0.3)	0.3	(0.1)	—	—	(0.1)
Closing value of investment as at December 31, 2016	$0.5	$8.4	$3.2	$—	$—	$12.1

Fixed Income Securities. The scheduled maturity distribution of the Company’s available for sale fixed income securities as at December 31, 2017 and December 31, 2016 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2017
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$561.7	$562.4	AA
Due after one year through five years	2,486.7	2,492.2	AA-
Due after five years through ten years	1,092.2	1,097.4	A+
Due after ten years	93.3	106.3	A
Total — Government and corporate	4,233.9	4,258.3
Agency mortgage-backed	941.0	946.5	AA+
Asset-backed	26.3	26.2	AAA
Total fixed income securities — Available for sale	$5,201.2	$5,231.0

	At December 31, 2016
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$567.2	$570.0	AA
Due after one year through five years	2,643.7	2,671.9	AA-
Due after five years through ten years	1,172.3	1,168.1	A+
Due after ten years	99.4	105.1	A+
Total — Government and corporate	4,482.6	4,515.1
Non-agency commercial mortgage-backed	12.3	12.6	AAA
Agency mortgage-backed	1,062.6	1,073.9	AA+
Asset-backed	62.6	63.0	AAA
Total fixed income securities — Available for sale	$5,620.1	$5,664.6
Guaranteed Investments. As at December 31, 2017, the Company held no investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees. As at December 31, 2016, the Company held one municipal security guaranteed by a mono-line insurer with fair value less than $0.1 million rated “CC” or higher. The standalone rating (rating without guarantee) is determined as the senior unsecured debt rating of the issuer. Where the credit ratings were split between the two main rating agencies, Standard & Poor’s Financial Services LLC (“S&P”) and Moody’s Investors Service Inc. (“Moody’s”), the lowest rating was used. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Losses. The following tables summarize, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio as at December 31, 2017 and December 31, 2016:

	December 31, 2017
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$652.1	$(5.1)	$259.8	$(6.5)	$911.9	$(11.6)	101
U.S. agency	20.1	(0.2)	6.1	—	26.2	(0.2)	10
Municipal	28.5	(0.2)	—	—	28.5	(0.2)	9
Corporate	699.3	(3.4)	360.7	(8.4)	1,060.0	(11.8)	412
Non-U.S. government-backed corporate	43.5	(0.3)	13.3	(0.2)	56.8	(0.5)	15
Non-U.S government	206.2	(0.8)	32.0	(0.4)	238.2	(1.2)	47
Asset-backed	11.1	—	10.5	(0.1)	21.6	(0.1)	11
Agency mortgage-backed	257.6	(1.9)	301.9	(6.3)	559.5	(8.2)	156
Total fixed income securities — Available for sale	1,918.4	(11.9)	984.3	(21.9)	2,902.7	(33.8)	761
Total short-term investments — Available for sale	46.9	(0.1)	—	—	46.9	(0.1)	8
Total	$1,965.3	$(12.0)	$984.3	$(21.9)	$2,949.6	$(33.9)	769

	December 31, 2016
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$724.4	$(11.2)	$—	$—	$724.4	$(11.2)	78
U.S. agency	14.1	—	—	—	14.1	—	4
Municipal	7.7	(0.2)	0.8	(0.2)	8.5	(0.4)	6
Corporate	1,044.4	(19.4)	6.6	(0.6)	1,051.0	(20.0)	386
Non-U.S. government-backed corporate	29.6	(0.1)	—	—	29.6	(0.1)	11
Non-U.S government	143.5	(0.8)	1.0	—	144.5	(0.8)	29
Asset-backed	25.8	—	1.4	—	27.2	—	15
Agency mortgage-backed	527.6	(7.6)	27.2	(0.7)	554.8	(8.3)	148
Total fixed income securities — Available for sale	2,517.1	(39.3)	37.0	(1.5)	2,554.1	(40.8)	677
Total short-term investments — Available for sale	1.1	—	—	—	1.1	—	2
Total	$2,518.2	$(39.3)	$37.0	$(1.5)	$2,555.2	$(40.8)	679
Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its cost or amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the twelve months ended December 31, 2017 was $0.7 million (2016 — $Nil). For a more detailed description of accounting policies for OTTI, please refer to Note 2 (c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents” of these consolidated financial statements.

7.	Variable Interest Entities
As at December 31, 2017, the Company had investments in two (December 31, 2016 — three) variable interest entities (“VIE”), Peregrine Reinsurance Ltd (“Peregrine”) and Silverton Re Ltd (“Silverton”). On March 10, 2017, Aspen Recoveries Limited received cash of $9.3 million as settlement of its share of subrogation assets held by Chaspark, discussed further in Note 6, “Investments” in these consolidated financial statements.
Peregrine. In November 2016, Peregrine, a subsidiary of the Company, was registered as a segregated accounts company under the Segregated Accounts Companies Act 2000, as amended. As at December 31, 2017, Peregrine had four segregated accounts which were funded by third party investors. The segregated accounts have not been consolidated as part of the Company’s consolidated financial statements.  The Company has, however, determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is not the primary beneficiary of the four segregated accounts of Peregrine but is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the Company has included the results of the Peregrine general fund in its consolidated financial statements. The Company’s exposure to Peregrine’s general fund is not material.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which are collateralized and funded by Silverton through the issuance of one or more series of participating loan notes (collectively, the “Loan Notes”). Silverton did not issue any Loan Notes in 2017. Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and Aspen U.K., the ceding reinsurers.
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
The following tables show the total liability balance of the Loan Notes for the twelve months ended December 31, 2017 and 2016:

	For the Twelve Months Ended December 31, 2017
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$223.4	$54.5	$277.9
Total change in fair value for the period	(21.2)	(5.3)	(26.5)
Total distributed in the period	(115.6)	(28.6)	(144.2)
Total issued in the period	—	—	—
Closing balance as at December 31, 2017	$86.6	$20.6	$107.2

Liability
Loan notes (long-term liabilities)	$44.2	$10.5	$54.7
Accrued expenses (current liabilities)	42.4	10.1	52.5
Total aggregate unpaid balance as at December 31, 2017	$86.6	$20.6	$107.2

	For the Twelve Months Ended December 31, 2016
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$190.6	$44.4	$235.0
Total change in fair value for the period	17.1	4.3	21.4
Total distributed in the period	(89.3)	(19.2)	(108.5)
Total issued in the period	105.0	25.0	130.0
Closing balance as at December 31, 2016	$223.4	$54.5	$277.9

Liability
Loan notes (long-term liabilities)	$115.0	$27.0	$142.0
Accrued expenses (current liabilities)	108.4	27.5	135.9
Total aggregate unpaid balance as at December 31, 2016	$223.4	$54.5	$277.9
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
For further information regarding the Loan Notes attributable to the third-party investments in Silverton, refer to Note 8, “Fair Value Measurements” of these unaudited condensed consolidated financial statements.

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at December 31, 2017 and December 31, 2016:

	As at December 31, 2017
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,159.4	$—	$—	$1,159.4
U.S. agency	—	52.1	—	52.1
Municipal	—	54.9	—	54.9
Corporate	—	2,415.7	—	2,415.7
Non-U.S. government-backed corporate	—	91.3	—	91.3
Non-U.S. government	341.2	143.7	—	484.9
Asset-backed	—	26.2	—	26.2
Agency mortgage-backed	—	946.5	—	946.5
Total fixed income securities available for sale, at fair value	1,500.6	3,730.4	—	5,231.0
Short-term investments available for sale, at fair value	87.3	2.6	—	89.9
Held for trading financial assets, at fair value
U.S. government	161.9	—	—	161.9
Municipal	—	32.2	—	32.2
Corporate	—	1,046.3	—	1,046.3
Non-U.S. government-backed corporate	—	1.0	—	1.0
Non-U.S. government	24.5	178.0	—	202.5
Asset-backed	—	9.9	—	9.9
Agency Mortgage-Backed	—	195.5	—	195.5
Total fixed income securities trading, at fair value	186.4	1,462.9	—	1,649.3
Short-term investments trading, at fair value	73.0	—	—	73.0
Equity investments trading, at fair value	491.0	—	—	491.0
Catastrophe bonds trading, at fair value	—	32.4	—	32.4

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	6.4	—	6.4
Liabilities under derivative contracts — foreign exchange contracts	—	(1.0)	—	(1.0)
Loan notes issued by variable interest entities, at fair value	—	—	(44.2)	(44.2)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(42.4)	(42.4)
Total	$2,338.3	$5,233.7	$(86.6)	$7,485.4
Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the twelve months ended December 31, 2017 there were no transfers between Level 1, 2 and 3.
The Company settled $115.6 million Level 3 liabilities in respect of the loan notes issued by the Silverton VIE for the twelve months ended December 31, 2017. As at December 31, 2017, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted of the loan notes issued by the Silverton VIE.

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
As at December 31, 2016, the Company transferred $83.9 million of non-U.S. government securities from Level 1 to Level 2 and there were no other transfers between Levels 1 and 2 during the twelve months ended December 31, 2016. There were no transfers between Levels 2 and 3 during the twelve months ended December 31, 2016.
The Company settled $89.3 million Level 3 liabilities in respect to the loan notes issued by the Silverton VIE for the twelve months ended December 31, 2016. As at December 31, 2016, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted of the loan notes issued by the Silverton VIE.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2017:

Reconciliation of Liabilities Using Level 3 Inputs	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
	($ in millions)
Balance at the beginning of the period (1)	$223.4	$190.6
Distributed to third party	(115.6)	(89.3)
Loan notes issued during the period	—	105.0
Total change in fair value included in the statement of operations	(21.2)	17.1
Balance at the end of the period (1)	$86.6	$223.4
 ______________

(1)	The amount classified as other payables was $42.4 million and $108.4 million as at December 31, 2017 and December 31, 2016, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and are carried at fair value. As at December 31, 2017 and December 31, 2016, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at December 31, 2017, the Company obtained an average of 2.0 quotes per fixed income investment compared to 2.1 quotes at December 31, 2016. Pricing sources used in pricing fixed income investments as at December 31, 2017 and December 31, 2016 were as follows:

	As at December 31, 2017	At December 31, 2016
Index providers	84%	87%
Pricing services	11	7
Broker-dealers	5	6
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at December 31, 2017 and December 31, 2016 is provided below:

	As at December 31, 2017		At December 31, 2016
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value from Index Providers	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value from Index Providers
	($ in millions, except for percentages)
U.S. government	$1,321.3	100%	$1,288.2	100%
U.S. agency	43.4	83%	110.2	92%
Municipal	37.4	43%	28.8	72%
Corporate	3,299.6	83%	3,275.3	96%
Non-U.S. government-backed corporate	44.0	48%	44.8	50%
Non-U.S. government	399.4	58%	455.6	72%
Asset-backed	13.5	37%	32.1	41%
Non-agency commercial mortgage-backed	—	—%	12.5	98%
Agency mortgage-backed	605.0	53%	691.9	58%
Total fixed income securities	$5,763.6	84%	$5,939.4	87%

Equities	$491.0	100%	$584.7	100%
Total fixed income securities and equity investments	$6,254.6	85%	$6,524.1	88%
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
Non-U.S. Government. The issuers for securities in this category are non-U.S. governments and their agencies. The fair values of certain non-U.S. government bonds, primarily sourced from international indices, are based on unadjusted market prices in active markets and are therefore classified within Level 1. The remaining non-U.S government bonds are classified within level 2 as they are not actively traded. The fair values of the non-U.S. agency securities, again primarily sourced from international indices, are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of non-U.S. agency securities are classified within Level 2. In addition, foreign government securities include a portion of the Emerging Market Debt (“EMD”) portfolio which is also classified within Level 2.
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
Equity Securities. Equity securities include U.S. and foreign common stocks and are classified as trading and carried at fair value. As at December 31, 2017 all equity securities are classified as trading. These securities are classified within Level 1 as their fair values are based on quoted market prices in active markets from independent pricing sources. As at December 31, 2017, the Company obtained an average of 4.0 quotes per equity investment, compared to 3.9 quotes as at December 31, 2016. Pricing sources used in pricing equities as at December 31, 2017 and December 31, 2016 were all provided by index providers.

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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. During the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) loan notes with a maturity date of September 17, 2018. In the fourth quarter of 2016, Silverton issued an additional $130.0 million ($105.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2019. Silverton did not issue any Loan Notes in 2017. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as Level 3 instruments in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or a combination of Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at December 31, 2017 and December 31, 2016, respectively, are presented in the tables below:

At December 31, 2017	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$86.6	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

At December 31, 2016	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$223.4	(1)	Internal Valuation Model	Gross premiums written (O)	$38.9	$43.4
				Reserve for losses (U)	$2.7	$11.8
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$220.0	$220.0
 ______________

(1)	The amount classified as other payables was $42.4 million and $108.4 million as at December 31, 2017 and December 31, 2016, respectively.

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
Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. For more information on reinsurance recoverables, please refer to Note 20, “Concentrations of Credit Risk — Reinsurance recoverables” and Note 12, “Reserves for Losses and Loss Adjustment Expenses” of these consolidated financial statements.
The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the twelve months ended December 31, 2017, 2016 and 2015 was as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
	($ in millions)
Premiums written:
Direct	$1,812.4	$1,733.8	$1,748.4
Assumed	1,548.5	1,413.2	1,248.9
Ceded	(1,148.4)	(553.3)	(351.1)
Net premiums written	$2,212.5	$2,593.7	$2,646.2

Premiums earned:
Direct	$1,757.4	$1,768.4	$1,703.3
Assumed	1,451.8	1,317.9	1,153.5
Ceded	(902.6)	(449.0)	(383.5)
Net premiums earned	$2,306.6	$2,637.3	$2,473.3

Insurance losses and loss adjustment expenses:
Direct	$1,673.6	$1,091.9	$980.6
Assumed	1,399.9	699.6	493.0
Ceded	(1,078.8)	(215.4)	(107.4)
Net insurance losses and loss adjustment expenses	$1,994.7	$1,576.1	$1,366.2

The Company acquired retrospective reinsurance coverage during the twelve months ended December 31, 2017 as part of a loss portfolio transfer for $125.5 million which has been recognized within ceded insurance losses. For more information the loss portfolio transfer, please refer to Note 12, “Reserves for Losses and Loss Adjustment Expenses” of these consolidated financial statements.

10.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2017 and 2016:

		As at December 31, 2017			As at December 31, 2016
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$577.7	$5.0	(1)	$240.2	$5.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$173.9	$(1.0)		$425.4	$(17.7)
 ______________

(1)	Net of $0.6 million of cash collateral (December 31, 2016 — $Nil)

		As at December 31, 2017			As at December 31, 2016
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$60.6	$1.4	(1)	$—	$2.2	(1)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	—	$—		$108.6	$(0.7)
______________

(1)	Net of $Nil cash collateral (December 31, 2016 — $2.2 million).
The following table provides the unrealized and realized gains/(losses) recorded in the statements of operations and other comprehensive income for derivatives that are not designated or designated as hedging instruments under ASC 815 - "Derivatives and Hedging" for twelve months ended December 31, 2017 and 2016:

		Amount of Gain/(Loss) Recognized on Derivatives
		For the Twelve Months Ended
	Location of Gain/(Loss) Recognized on Derivatives	December 31, 2017	December 31, 2016
Derivatives not designated as hedges		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	27.7	(21.5)
Interest Rate Swaps	Change in Fair Value of Derivatives	—	(3.1)

Derivatives designated as hedges
Foreign Exchange Contracts	General, administrative and corporate expenses	4.4	(8.7)
Foreign Exchange Contracts	Net change from current period hedged transactions	3.0	0.7
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
As at December 31, 2017, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate nominal amount of $751.6 million (2016 — $665.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2017, the impact of foreign exchange contracts on net income was a gain of $27.7 million (December 31, 2016 — loss of $21.5 million).
As at December 31, 2017, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $60.6 million (2016 — $108.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion for the twelve months ended December 31, 2017 was a gain of $3.0 million (December 31, 2016 —gain of $0.7 million).

As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2017, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized gain of $4.4 million (December 31, 2016 — loss of $8.7 million recognized within change in fair value of derivatives).
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
As at December 31, 2017 and December 31, 2016, the Company no longer had outstanding interest rate swaps. There was no charge in respect of the interest rate swaps for the twelve months ended December 31, 2017 (December 31, 2016 — charge of $3.1 million).

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the twelve months ended December 31, 2017 and 2016:

	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
	($ in millions)
Balance at the beginning of the period	$358.4	$361.1
Acquisition costs deferred	336.4	526.2
Amortization of deferred policy acquisition costs	(400.5)	(528.9)
Balance at the end of the period	$294.3	$358.4

12.     Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and LAE reserves for the twelve months ended December 31, 2017, 2016 and 2015:

	As at December 31,
	2017	2016	2015
	($ in millions)
Provision for losses and LAE at the start of the year	$5,319.9	$4,938.2	$4,750.8
Less reinsurance recoverable	(560.7)	(354.8)	(350.0)
Net loss and LAE at the start of the year	4,759.2	4,583.4	4,400.8

Net loss and LAE expenses (disposed)	(125.5)	(80.1)	—
Movement in provision for losses and LAE for claims incurred:
Current year	2,100.1	1,705.4	1,522.7
Prior years	(105.4)	(129.3)	(156.5)
Total incurred	1,994.7	1,576.1	1,366.2
Losses and LAE payments for claims incurred:
Current year	(397.5)	(241.0)	(178.8)
Prior years	(1,157.6)	(981.8)	(929.7)
Total paid	(1,555.1)	(1,222.8)	(1,108.5)

Foreign exchange losses/(gains)	161.0	(97.4)	(75.1)

Net losses and LAE reserves at the end of the year	5,234.3	4,759.2	4,583.4
Plus reinsurance recoverable on unpaid losses at the end of the year	1,515.2	560.7	354.8
Provision for losses and LAE at the end of the year	$6,749.5	$5,319.9	$4,938.2
For the twelve months ended December 31, 2017, there was a reduction of $105.4 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $129.3 million for the twelve months ended December 31, 2016. The Company assumed $5.7 million of additional loss reserves in 2016 as a result of its acquisition of AgriLogic in January 2016. The Company ceded $125.5 million of reserves as part of a loss portfolio transfer agreement which includes an upper coverage limit in excess of the amount transferred, during the twelve months ended December 31, 2017 (December 31, 2016 — $85.8 million related to an adverse development cover purchased, December 31, 2015 — $Nil). For additional information on reserve releases, please refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” above.

See accompanying notes to the consolidated financial statements.

The following tables show an analysis of incurred claims and allocated loss adjustment expenses, net of reinsurance and cumulative paid claims and allocated claim adjustment expenses, net of reinsurance as at December 31, 2017, 2016, 2015, 2014 2013 and 2012. The loss development triangles are derived from all business written by the Company as although a limited number of contracts are written which have durations of greater than one year the contracts do not meet the definition of a long duration contract.

	Property Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	$ (in millions)
2012	170.7	168.6	167.3	166.2	160.6	154.7	0.3	6,872
2013		130.8	117.9	117.5	113.3	114.3	4.9	5,100
2014			166.2	157.9	134.7	135.4	3.0	8,779
2015				241.9	207.3	201.8	4.7	10,431
2016					239.9	250.7	14.7	9,514
2017						297.7	51.3	6,249
					Total	$1,154.6

	Property Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	41.5	129.6	139.2	153.4	157.5	154.9
2013		39.2	76.4	89.7	101.8	106.4
2014			40.5	87.0	114.5	124.2
2015				57.5	144.0	172.1
2016					67.3	169.7
2017						97.2
						$824.5

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				$330.1
			All outstanding liabilities before 2012, net of reinsurance			2.9
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$333.0

	Casualty Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	$ (in millions)
2012	78.6	63.4	70.5	61.7	69.6	67.2	5.2	3,536
2013		134.1	117.5	115.9	121.4	104.4	13.6	3,852
2014			146.4	128.6	140.5	130.9	20.4	4,312
2015				205.5	225.5	188.0	64.7	4,954
2016					219.4	190.6	117.9	5,084
2017						183.4	153.0	4,447
					Total	$864.5

	Casualty Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	1.3	6.7	14.3	30.0	41.3	49.7
2013		2.3	26.0	39.8	53.5	69.0
2014			2.7	13.6	33.1	60.4
2015				3.2	17.2	57.0
2016					4.2	23.1
2017						3.6
					Total	$262.8

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				$601.7
			All outstanding liabilities before 2012, net of reinsurance			43.0
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$644.7

	Marine, Aviation and Energy Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2017
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013		2014	2015	2016	2017
	$ (in millions)
2012	269.8	307.2		326.7	347.3	333.0	329.0	33.8	4,593
2013		321.4		334.2	342.9	326.3	333.3	17.4	4,979
2014				310.1	314.5	299.3	310.9	45.3	4,768
2015					297.9	301.0	283.3	37.9	4,356
2016			—			219.4	231.9	49.5	4,572
2017			—				211.5	70.0	3,993
						Total	$1,699.9

	Marine, Aviation and Energy Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	52.2	133.2	175.7	212.0	240.8	251.7
2013		41.6	131.8	205.3	235.7	265.0
2014			53.6	117.0	189.5	210.2
2015				45.1	123.7	174.9
2016					30.9	83.2
2017						40.4
					Total	$1,025.4

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				$674.5
			All outstanding liabilities before 2012, net of reinsurance			61.4
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$735.9

	Financial and Professional Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	$ (in millions)
2012	88.8	90.1	94.0	97.6	94.5	90.0	9.7	593
2013		106.6	101.2	105.6	102.3	101.6	15.2	603
2014			136.4	132.6	131.3	121.4	35.2	852
2015				175.9	177.2	187.2	76.7	1,138
2016					193.0	213.6	121.1	1,365
2017						208.6	159.4	1,743
					Total	$922.4

	Financial and Professional Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	22.8	39.6	50.8	59.5	65.4	70.7
2013		8.1	21.5	31.6	66.0	64.5
2014			3.0	30.9	54.1	72.8
2015				13.9	43.7	70.4
2016					15.4	71.7
2017						27.3
					Total	$377.4

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				$545.0
			All outstanding liabilities before 2012, net of reinsurance			27.4
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$572.4

	Property Catastrophe and Other Property Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	$ (in millions)
2012	281.3	304.2	287.2	280.0	283.4	280.4	19.3	797
2013		220.5	203.0	193.9	182.3	180.8	4.4	945
2014			191.7	180.4	164.0	152.4	4.1	1,016
2015				219.4	191.4	181.6	18.7	1,135
2016					277.9	277.8	35.1	1,297
2017						564.8	216.1	1,366
					Total	$1,637.8

	Property Catastrophe and Other Property Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	35.7	136.2	189.5	209.9	217.5	228.6
2013		34.9	100.3	149.7	162.0	166.8
2014			37.8	102.3	129.2	139.4
2015				36.2	96.9	130.0
2016					58.0	167.2
2017						124.2
					Total	$956.2

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				681.6
			All outstanding liabilities before 2012, net of reinsurance			47.9
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$729.5

	Casualty Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	$ (in millions)
2012	236.9	235.2	246.6	238.0	234.8	235.6	66.1	2,173
2013		217.5	232.9	228.4	225.8	208.4	62.2	2,034
2014			208.7	212.0	220.8	214.0	84.5	1,842
2015				197.9	205.3	214.6	103.0	1,648
2016					237.7	250.5	156.2	1,151
2017						249.5	215.9	476
					Total	$1,372.6

	Casualty Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	2.2	17.9	42.2	65.8	97.1	118.5
2013		3.5	16.0	43.2	65.5	93.7
2014			2.6	14.1	38.2	60.9
2015				3.6	18.5	39.2
2016					9.6	34.3
2017						9.1
					Total	$355.7

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				1,016.9
			All outstanding liabilities before 2012, net of reinsurance			575.6
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$1,592.5

	Specialty Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance						As at December 31, 2017
							Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	$ (in millions)
2012	178.5	201.7	191.1	177.4	176.0	176.3	10.5	739
2013		146.9	141.9	134.5	122.5	121.7	7.7	620
2014			154.4	143.4	135.2	126.0	15.6	667
2015				169.7	174.3	168.8	29.4	826
2016					243.2	244.6	49.5	844
2017						385.2	211.6	763
					Total	$1,222.6

	Specialty Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017
	($ in millions)
2012	25.7	95.8	131.2	141.4	146.9	152.2
2013		25.4	72.7	89.1	96.4	103.5
2014			17.0	57.9	83.1	91.3
2015				18.1	58.1	106.5
2016					59.6	153.1
2017						95.7
					Total	$702.3

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance				520.3
			All outstanding liabilities before 2012, net of reinsurance			55.4
		Liabilities for claims and claim adjustment expenses, net of reinsurance				$575.7

Reconciliation of Incurred and Paid Claims Development to total Provision for Losses and LAE

Twelve Months Ended December 31, 2017
($ in millions)
Net outstanding liabilities:
Insurance lines
- Property insurance lines	333.0
- Casualty insurance lines	644.7
- Marine, aviation and energy insurance lines	735.9
- Financial and professional insurance lines	572.4
Total insurance lines	2,286.0

Reinsurance lines
- Property catastrophe and other property reinsurance	729.5
- Casualty reinsurance	1,592.5
- Specialty reinsurance	575.7
Total reinsurance lines	2,897.7

Net loss and LAE	5,183.7

Reinsurance recoverable on unpaid losses:
Insurance lines	1,245.9
Reinsurance lines	269.3
Total reinsurance recoverable on unpaid losses	1,515.2

Insurance lines other than short-duration	—
Unallocated claims incurred	49.2
Other	1.4
50.6

Provision for losses and LAE at the end of the year	6,749.5

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6

Insurance	15.4%	25.3%	16.3%	12.2%	7.6%	3.4%

Reinsurance	13.2%	25.0%	17.0%	8.1%	7.1%	5.5%

13.	Income Taxes
Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under current Bermuda law, they are not taxed on any Bermudian income or capital gains and they have received an undertaking from the Bermudian Minister of Finance that, in the event of any Bermudian income or capital gains taxes being imposed, they will be exempt from those taxes until March 31, 2035. Under current Australian law, Aspen Bermuda is however subject to tax on reinsurance premium it receives from the Australian branch of Aspen U.K. and this is reflected in the tables below.
The Company’s U.S. operating companies were subject to a U.S. federal income tax rate of 34% prior to January 1, 2018. Effective January 1, 2018, following the enactment of the U.S. Tax Cuts and Jobs Act of 2017 on December 22, 2017, the Company’s U.S. operating companies will be subject to a U.S. federal income tax rate of 21%. The reduction in U.S. federal income tax has been reflected in measuring the Company’s deferred taxes.
The Company's U.K. operating companies are taxed at the U.K. corporate tax rate which reduced from 20% to 19% effective April 1, 2017. The U.K. corporate tax rate will be further decreased to 17% effective on April 1, 2020.The reduction in the U.K. corporate tax rate has been reflected in measuring the Company’s deferred taxes.
Total income tax (benefit)/expense for the twelve months ended December 31, 2017, 2016 and 2015 was allocated as follows:

	Twelve Months Ended December 31,
	2017	2016	2015
	($ in millions)
Income tax (benefit)/expense allocated to net income	$(15.4)	$6.1	$14.4
Income tax (benefit) allocated to other comprehensive income	(17.4)	(1.7)	(15.3)
Income tax (benefit) allocated directly to shareholders’ equity	—	(1.0)	(1.9)
Total income tax (benefit)/expense	$(32.8)	$3.4	$(2.8)

(Loss)/income from operations before income tax and income tax expense/(benefit) attributable to that income/(loss) for the twelve months ended December 31, 2017, 2016 and 2015 is provided in the tables below:

	Twelve Months Ended December 31, 2017
	(Loss)/income before tax	Current income tax expense/(benefit)	Deferred income tax (benefit)/expense	Total income tax (benefit)/expense
	($ in millions)
Bermuda (1)	$(130.0)	$0.9	$—	$0.9
U.S.	(140.3)	—	1.1	1.1
U.K.	15.3	14.1	(33.3)	(19.2)
Other (2)	(26.8)	2.1	(0.3)	1.8
Total	$(281.8)	$17.1	$(32.5)	$(15.4)

	Twelve Months Ended December 31, 2016
	(Loss)/income before tax	Current income tax (benefit)/expense	Deferred income tax expense	Total income tax expense
	($ in millions)
Bermuda	$259.5	$—	$—	$—
U.S.	(70.2)	—	2.5	2.5
U.K.	43.7	(3.2)	5.4	2.2
Other (2)	(23.5)	1.1	0.3	1.4
Total	$209.5	$(2.1)	$8.2	$6.1

	Twelve Months Ended December 31, 2015
	(Loss)/income before tax	Current income tax expense	Deferred income tax (benefit)	Total income tax expense/(benefit)
	($ in millions)
Bermuda (1)	$283.9	$1.4	$—	$1.4
U.S.	(32.7)	1.6	(4.1)	(2.5)
U.K.	79.9	15.5	(4.2)	11.3
Other (2)	6.4	4.8	(0.6)	4.2
Total	$337.5	$23.3	$(8.9)	$14.4
 ______________

(1)	Under Australian law, Aspen Bermuda is subject to tax on reinsurance premium it receives from the Australian branch of Aspen U.K.

(2)
Beginning from the twelve months ended December 31, 2017, the total income tax (benefit)/expense allocation table has been re-presented to show the branches of Aspen U.K. under the “Other” category with the exception of the U.S. branch which is reported under the “U.S.” category.

The tax rate in Bermuda, the Company’s country of domicile, is zero. Application of the statutory tax rate for operations in other jurisdictions produces a differential to the expected tax (benefit)/expense as shown in the table below.
The reconciliation between the income tax (benefit)/expense and the statutory rate for the Company for the twelve months ended December 31, 2017 is provided in the table below:

	Twelve Months Ended December 31,
	2017	2016	2015
Income Tax Reconciliation	($ in millions)
Expected tax (benefit)/expense	$—	$—	$—
Overseas statutory tax rates differential	(41.5)	(19.3)	6.4
Prior year adjustments (1)	1.3	3.3	(4.5)
Valuation allowance	(37.9)	21.0	11.8
Impact of unrecognized tax benefits (2)	0.1	(1.9)	—
Restricted foreign tax credits	1.6	1.9	0.6
Share-based payments	(0.9)	—	—
Foreign exchange	(2.1)	0.2	(0.4)
Non-deductible expenses	0.4	0.8	1.7
Non-taxable items	(0.9)	(0.9)	(1.3)
Impact of changes in statutory tax rates	64.5	1.0	0.1
Total income tax (benefit)/expense	$(15.4)	$6.1	$14.4
________________
(1)     The submission dates for filing income tax returns for the Company’s U.S. and U.K. operating subsidiaries are after the submission date of the Company’s Annual Report on Form 10-K (this “report”). Accordingly, the final tax liabilities may differ from the estimated tax expense included in this report and may result in prior year adjustments being reported. The prior period adjustments for the twelve months ended December 31, 2017, 2016 and 2015 predominantly relate to the determination of results under U.K. GAAP, upon which the U.K. tax returns are based. These items can only be reasonably determined on an accurate basis after this report has been filed.
(2)    For 2017, the $0.1 million charge relates to a $0.3 million credit following the conclusion of a tax examination in respect of tax deductions for certain expenses and accrued interest of $0.4 million in respect of the adjustment of equity reserves. For 2016, the $1.9 million credit relates to a $3.2 million credit following the conclusion of a tax examination in respect of tax deductions for certain interest payments and accrued interest of $1.3 million in respect of the adjustment to equity reserves. For 2015, there was $Nil impact.
Unrecognized tax benefits. As illustrated in the table below, unrecognized tax benefits totaled $11.2 million as at December 31, 2017 and relate to U.K. prior period tax positions for the year 2011. An unrecognized tax benefit of $0.3 million relating to tax deductions for certain expenses was released during the year ended December 31, 2017 following the completion of the U.K. tax authority review. If they are recognized, the unrecognized tax benefits would reduce the Company’s effective tax rate. It is possible that the unrecognized tax benefits could be eliminated following completion of tax examinations into these matters.

	Twelve Months Ended December 31,
	2017	2016
	($ in millions)
Unrecognized tax benefits balance at January 1	$10.5	$29.2
Foreign exchange re-translation	$1.0	(3.4)
Settlement in respect of tax position of prior years	$(0.3)	(15.3)
Unrecognized tax benefits balance at December 31	$11.2	$10.5
The Company accrues interest and penalties related to an underpayment of income taxes, if applicable, as income tax expenses. The Company does not believe it will be subject to any penalties in any open tax years and has not accrued any such amounts for the twelve months ended December 31, 2017 (December 31, 2016 — $Nil). During the year, interest of $0.4 million was accrued in respect of the adjustment to equity reserves (December 31, 2016 — $1.3 million). Cumulative interest accrued as at December 31, 2017 was $1.7 million (December 31, 2016 — $1.3 million)

Income tax returns that have been filed by the Company’s U.S. operating subsidiaries are subject to examination for 2014 and later tax years. The Company’s U.K. operating subsidiaries’ income tax returns are subject to examination for 2016 and later tax years. This is in addition to the U.K. tax returns against which tax benefits have not been recognized, as detailed above.
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities are presented in the following table as at December 31, 2017 and 2016:

	As at December 31,
	2017	2016
	($ in millions)
Deferred tax assets:
Share-based payments	$4.0	$5.6
Operating loss carryforwards	102.5	124.5
Loss reserves	4.3	7.8
Accrued expenses	7.9	14.4
Foreign tax credit carryforwards	4.0	2.5
Unearned premiums	11.8	20.0
Deferred policy acquisition costs	5.9	2.1
Office properties and equipment	8.0	5.6
Other temporary differences	2.9	3.8
Total gross deferred tax assets	151.3	186.3
Less valuation allowance	(104.8)	(142.5)
Net deferred tax assets	$46.5	$43.8

Deferred tax liabilities:
Equalization provision reserves	$—	$(23.0)
Intangible assets (other)	(2.0)	(2.8)
Deferred policy acquisition costs	(14.5)	(22.4)
Other temporary differences	(1.7)	(1.7)
Total gross deferred tax (liabilities)	(18.2)	(49.9)

Net deferred tax asset/(liability)	$28.3	$(6.1)
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
As at December 31, 2017, the Company had net operating losses carried forward for U.S. federal income tax purposes of $482.7 million (2016 — $343.2 million) and net operating losses carried forward for U.K. corporate tax purposes of $84.9 million (2016 — $18.2 million). The U.S. net operating losses are available to offset future U.S. federal taxable income, if any, with expiry periods between 2026 and 2036 and the U.K. net operating losses are available to offset future U.K. corporate income over an indefinite period. For U.S. federal income tax purposes, the Company also has capital loss carryforwards of $0.5 million (2016 — $0.5 million) with expiry periods between 2020 and 2022, and charitable contribution carryforwards of $0.7 million (2016 — $0.5 million) with expiry periods between 2018 and 2022. For U.K. corporate tax purposes, the Company has capital loss carryforwards of $3.8 million which is available to offset future U.K. capital gains over an indefinite period.

A full valuation allowance of $101.1 million (2016 — $139.2 million) on U.S. deferred tax assets (which includes these loss carryforwards) has been recognized at December 31, 2017 as management believes that it is more likely than not that a tax benefit will not be realized. The decrease in this portion of the valuation allowance totals $38.4 million (2016 —$20.7 million increase) with $38.4 million (2016 — $21.0 million increase) recorded in the consolidated income statement $Nil (2016 —$0.3 million decrease) recorded in other comprehensive income.
A valuation allowance of $3.7 million (2016 — $3.3 million) has been established against U.K. deferred tax assets. The increase in this portion of the valuation allowance totals $0.4 million (2016 — $2.6 million increase) with $0.4 million (2016 — $2.7 million increase) recorded in the consolidated income statement and $Nil (2016 — $Nil) recorded in other comprehensive income. The U.K. and U.S. valuation allowance combined total is $104.8 million (2016 — $142.5 million).
Included within the foreign tax credits totalling $4.0 million carried forward as at December 31, 2017, $1.2 million is due to expire in 2021. The remainder will continue to be available to carry forward indefinitely.
Aspen U.K. business includes income connected with a U.S. trade or business and therefore Aspen U.K has a branch for U.S. tax purposes (“U.S. Branch”). The U.S. Branch could become subject to an additional branch profits tax if earnings are repatriated to the Aspen U.K. head office or upon termination of the U.S. branch. However, based on the plans currently in place, the U.S. Branch profits are being, and Aspen U.K. intends they will continue to be, indefinitely reinvested in the U.S. Branch such that there is no branch profits tax liability arising in the current period or in the foreseeable future. Furthermore, based on the cumulative earnings position as at December 31, 2017, $Nil (2016 — $1.9 million) branch profits tax liability would be expected to arise. Accordingly, the Company has determined that no deferred tax liability for branch profits tax has been recognized as permitted by ASC 740.

14.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at December 31, 2017 and 2016:

	As at December 31, 2017		At December 31, 2016
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631

Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	59,474,085	90	59,774,464	91
Issued 7.401% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	—	—	5,327,500	8
Issued 7.250% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	—	—	6,400,000	10
Issued 5.95% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		122		140
Additional paid-in capital as at December 31, 2017 was $954.7 million (December 31, 2016 — $1,259.6 million). Included within additional paid-in capital is the aggregate liquidation preferences of the Company’s preference shares of $525.0 million (December 31, 2016 — $818.2 million) less issue costs of $13.1 million (December 31, 2016 — $21.1 million).

(a)    Ordinary Shares
The following table summarizes transactions in the Company’s ordinary shares during the years ended December 31, 2017 and 2016:

	Number of Ordinary Shares
	2017	2016
Ordinary shares in issue at the beginning of the year	59,774,464	60,918,373
Ordinary shares issued to employees under the 2003 and 2013 share incentive plans and/or 2008 share purchase plan	309,727	419,255
Ordinary shares issued to non-employee directors	38,835	32,241
Ordinary shares repurchased	(648,941)	(1,595,405)
Ordinary shares in issue at the end of the year	59,474,085	59,774,464
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
Ordinary Share Repurchases in 2016. During the course of 2016, the Company repurchased 1,595,076 ordinary shares for a total consideration of $75.0 million at an average price of $47.02 per ordinary share. The Company had $341.3 million remaining under its $500.0 million share repurchase authorization program in effect as at December 31, 2016.
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
Ordinary Share Repurchases in 2017. During the course of 2017, the Company repurchased 648,941 ordinary shares for a total consideration of $30.0 million at an average price of $46.23 per ordinary share. The Company had $220.0 million remaining under its $250.0 million share repurchase authorization program in effect as at December 31, 2017.
(b)    Preference Shares
Preference Shares Issuance. On September 20, 2016, the Company issued 10,000,000 shares of 5.625% Perpetual Non-Cumulative Preference Shares (the “5.625% Preference Shares”). The 5.625% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $241.3 million, consisting of $250.0 million of total liquidation preference less $8.7 million of issuance expenses. The Company used $133.2 million of the net proceeds from the offering to redeem all of the Company’s outstanding 7.401% Preference Shares (defined below) and the remainder were used in the redemption of the Company's 7.250% Preference Shares (defined below) for $160.0 million. The 5.625% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.625% Preference Shares at a redemption price of $25 per share on or after January 1, 2027. The 5.625% Preference Shares are listed on the NYSE under the symbol “AHLPRD”.
Preference Shares Redemption. On November 3, 2016, the Company issued a notice of redemption in connection with all of its issued and outstanding 7.401% Perpetual Non-Cumulative Preference Shares (the “7.401% Preference Shares”) (NYSE: AHLPRA). The redemption took place on January 3, 2017 and was conducted pursuant to the terms of the certificate of designation, dated November 15, 2006, governing the 7.401% Preference Shares. Each holder of a 7.401% Preference Share received $25 per 7.401% Preference Share, representing an aggregate amount of $133.2 million, plus all declared and unpaid dividends to the date of redemption.
On May 8, 2017, the Company issued a notice of redemption in connection with all of its issued and outstanding 7.250% Perpetual Non-Cumulative Preference Shares (the “7.250% Preference Shares”) (NYSE: AHLPRB). The redemption took place on July 3, 2017 and was conducted pursuant to the terms of the certificate of designation, dated April 11, 2012, governing the 7.250% Preference Shares. Each holder of a 7.250% Preference Share received $25 per 7.250% Preference Share, representing an aggregate amount of $160.0 million, plus all declared and unpaid dividends to the date of redemption.

15.	Statutory Requirements and Dividends Restrictions
As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. As at December 31, 2017, there were no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings. The ability of the Company’s Operating Subsidiaries to pay the Company dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies.
The company law of England and Wales prohibits Aspen U.K. or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the rules of the Prudential Regulation Authority (the “PRA”) require each insurance company within its jurisdiction to maintain its solvency margin at all times. In line with common market practice for regulated institutions, the PRA previously requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s resulting capital position are within Aspen U.K.’s board-approved solvency capital risk appetite. As at December 31, 2017, Aspen U.K. had an accumulated balance of retained losses of approximately $196.3 million and AUL had an accumulated balance of retained losses of approximately £35.9 million. In addition, Aspen U.K. held a capital contribution reserve of $470.0 million which, under certain circumstances, would also be distributable.
Aspen Bermuda must comply with the provisions of the Companies Act regulating the payment of dividends and distributions. There were no significant restrictions under company law on the ability of Aspen Bermuda to pay dividends funded from its accumulated balances of retained income as at December 31, 2017. Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. As at December 31, 2017, 25% of Aspen Bermuda’s statutory capital and surplus amounted to $448.3 million. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
Under both North Dakota and Texas law, insurance companies may only pay dividends out of earned surplus as distinguished from contributed surplus. As such, Aspen Specialty and AAIC could not pay a dividend as at December 31, 2017.
Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company, excluding its Lloyd’s syndicate, as at December 31, 2017 and December 31, 2016 were estimated as follows:

	As at December 31, 2017
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$163.5	$1,146.7	$745.8
Statutory capital and surplus	$645.5	$1,793.0	$888.6

	As at December 31, 2016
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$77.3	$1,259.4	$558.1
Statutory capital and surplus	$598.3	$2,294.4	$970.3
AUL, as the sole corporate member of our Lloyd’s Syndicate, is required to maintain Funds at Lloyd’s of $451.8 million. As at December 31, 2017, AUL had total funds at Lloyd’s of $458.7 million of which $423.6 million was provided by Aspen Bermuda.
The Bermuda Monetary Authority is the group supervisor of the Company. The laws and regulations of Bermuda require that the Company maintain a minimum amount of group statutory capital and surplus based on the enhanced capital requirement using the group standardized risk-based capital model of the Bermuda Monetary Authority. The Company is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight. The statutory capital requirements of our Operating Subsidiaries are set out above. To the extent that these requirements are met, we do not anticipate any dividend restrictions arising as a result of the Company's enhanced capital requirement.

16.	Retirement Plans
The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries up to a maximum of 20.0%. Total contributions by the Company to the retirement plans were $16.3 million in the twelve months ended December 31, 2017 (2016 — $15.4 million, 2015 — $14.9 million).

17.	Share-Based Payments
The Company has issued options and other equity incentives under three arrangements: the employee share incentive plan, the employee share purchase plans and the non-employee director stock incentive plan. When options are exercised or other equity awards (excluding phantom shares) vest, new ordinary shares are issued as the Company does not hold treasury shares. Phantom shares are settled in cash in lieu of ordinary shares upon vesting.

(a)	Employee Equity Incentives
Employee equity awards were granted under the Company’s 2003 Share Incentive Plan prior to April 24, 2013 and thereafter under the Company’s 2013 Share Incentive Plan. The total number of ordinary shares that may be issued under the 2013 Share Incentive Plan is 2,845,683 shares, which includes 595,683 shares available to grant under the 2003 Share Incentive Plan as of February 25, 2013. The number of ordinary shares that may be issued under the 2013 Share Incentive Plan is adjusted per the number of awards that may be forfeited under the 2003 Share Incentive Plan.
Restricted Share Units. Restricted share units (“RSUs”) granted to employees vest over a three-year period subject to the employee’s continued service. RSU’s granted to employees vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. Holders of RSUs will be paid one ordinary share for each RSU that vests as soon as practicable following the vesting date. Holders of RSUs generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their RSUs vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents are denominated in cash and paid in cash if and when the underlying RSUs vest.
The following table summarizes information about RSUs as at December 31, 2017 by year of grant:

	As at December 31, 2017
	Restricted Share Units
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2015 Grants	287,852	173,755	38,886	75,211
2016 Grants	328,550	104,042	40,579	183,929
2017 Grants	200,021	—	19,585	180,436
Total				439,576
The fair value of RSUs is based on the closing price on the date of the grant less a deduction for illiquidity. The fair value is expensed through the consolidated income statement evenly over the vesting period. Compensation cost in respect of RSUs charged against income was $9.4 million for the twelve months ended December 31, 2017 (2016 — $9.8 million; 2015 — $8.7 million). The total tax credit recognized by the Company in relation to RSUs in the twelve months ended December 31, 2017 was $2.3 million (2016 — $2.4 million; 2015 — $1.8 million) excluding excess tax benefits.

A summary of RSUs under the Company’s 2013 Share Incentive Plan for the twelve months ended December 31, 2017, 2016 and 2015 is presented below:

	Twelve Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Restricted share unit activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding restricted stock, beginning of period	530,340	$39.28	504,234	$40.45	519,112	$35.82
Granted	200,021	49.20	328,550	37.63	287,852	39.68
Vested	(245,704)	39.63	(246,489)	34.26	(266,944)	34.26
Forfeited	(45,081)	41.84	(55,955)	39.51	(35,786)	39.59
Outstanding restricted stock, end of period	439,576	$43.22	530,340	$39.28	504,234	$40.45

As at December 31, 2017, unrecognized compensation cost related to non-vested RSUs was $11.0 million, which is expected to be recognized over a weighted-average period of 1.6 years.
Performance Shares. Performance share awards are subject to a three-year service vesting period with a separate annual growth in diluted BVPS test for each calendar year during the vesting period. Accordingly, one-third of the award may be earned in each calendar year. Performance share awards are not entitled to dividends before they vest and are subject to the employee’s continued employment. If performance goals are achieved, the performance shares will vest up to a maximum of 200% of target.
Notwithstanding the vesting criteria for each given year, if in any given year the shares eligible for vesting are greater than 100% or the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply the limitation on 100% vesting.
The following table summarizes information about performance shares as at December 31, 2017 by year of grant:

	As at December 31, 2017
	Performance Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2015 Grants	277,585	107,882	169,703	—
2016 Grants	278,477	28,566	168,224	81,687
2017 Grants	216,878	—	89,643	127,235
Total				208,922

 The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for illiquidity and expected dividends which would not accrue during the vesting period. Net compensation costs charged against income in the twelve months ended December 31, 2017 in respect of performance shares was a credit of $0.4 million (2016 — $2.2 million debit; 2015 — $6.5 million debit). The total tax charge recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2017 was $0.1 million (2016 — $0.5 million credit; 2015 — 1.5 million credit) excluding excess tax benefits.
A summary of performance share activity under the Company’s 2013 Share Incentive Plan for the twelve months ended December 31, 2017, 2016 and 2015 is presented below:

	Twelve Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Performance Share Activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding performance shares, beginning of period	254,988	$36.92	266,424	$24.17	268,418	$25.35
Granted	216,878	47.30	278,477	34.44	277,585	38.92
Vested	—	—	(87,059)	37.30	(208,830)	38.11
Forfeited	(262,944)	40.32	(202,854)	36.93	(70,749)	30.26
Outstanding performance shares, end of period	208,922	$38.71	254,988	$36.92	266,424	$24.17

As at December 31, 2017, unrecognized compensation cost related to non-vested performance shares was $10.0 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Phantom Shares. Phantom share awards are subject to a three-year service vesting period with a separate annual growth in diluted BVPS test for each calendar year during the vesting period. One-third of the award may be earned in each calendar year with the vested amount being paid in cash in lieu of ordinary shares. As ordinary shares are not issued, phantom shares have no dilutive effect.
The following table summarizes information about phantom shares as at December 31, 2017 by year of grant:

	As at December 31, 2017
	Phantom Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2015 Grants	135,651	52,720	82,931	—
2016 Grants	147,513	15,132	96,978	35,403
2017 Grants	173,619	—	90,342	83,277
Total				118,680
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
Compensation costs charged against income in the twelve months ended December 31, 2017 in respect of phantom shares was $0.7 million (2016 — $0.7 million; 2015 — $4.3 million) with a fair value adjustment for the twelve months ended December 31, 2017 of $1.7 million (2016 — $2.9 million; 2015 — $3.2 million). The total tax credit recognized by the Company in relation to phantom share awards in the twelve months ended December 31, 2017 was $0.2 million (2016 — $0.7 million; 2015 — $1.2 million) excluding excess tax benefits.

A summary of phantom share activity under the Company’s 2013 Share Incentive Plan for the twelve months ended December 31, 2017, 2016 and 2015 is presented below:

	Twelve Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Phantom Share Activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding performance shares, beginning of period	131,464	$35.90	130,319	$38.75	143,248	$35.32
Granted	173,619	47.30	147,513	34.44	135,651	38.92
Vested	—	—	(36,159)	36.96	(151,668)	34.98
Forfeited	(186,403)	40.32	(110,209)	36.96	3,087	35.65
Outstanding performance shares, end of period	118,680	$38.71	131,464	$35.90	130,319	$38.75

As at December 31, 2017, unrecognized compensation cost related to non-vested phantom shares was $5.7 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Vesting Criteria Performance and Phantom Shares. Both performance share and phantom share awards are subject to a three- year vesting period with a separate BVPS growth test each year, adjusted to add back ordinary shares and movements in AOCI to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula and will only be issuable at the end of the three-year period. A summary of the increases in adjusted BVPS is presented below:

Year ended December 31,	Increase in BVPS
2013	6.2%
2014	13.3%
2015	10.7%
2016	5.9%
2017	—%
Options. Stock options were last granted in 2007 with an exercise price equivalent to fair value of the share on the grant date. Stock options vested over a three-year period with a ten-year contract period, with vesting dependent on time and performance conditions established at the time of grant. During the twelve months ended December 31, 2017 no options were exercised (2016 — 29,222; 2015 — 189,215). No charges against income were made in respect of employee options for the twelve months ended December 31, 2017, 2016 and 2015. The intrinsic value of options exercised in the twelve months ended December 31, 2017 was $Nil (2016 — $0.6 million; 2015 — $4.3 million).

(b)	Employee Share Purchase Plans
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme, as amended, and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period at the end of which they will be eligible to purchase ordinary shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period at the end of which they will be eligible to purchase ordinary shares at a discounted price. The purchase price will be eighty-five percent 85% of the fair market value of an ordinary share on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 46,866 ordinary shares were issued during the twelve months ended December 31, 2017 (2016 — 21,285 shares; 2015 —59,940). Compensation costs charged against income in the twelve months ended December 31, 2017 in respect of the ESPP was $0.4 million (2016 — $0.4 million; 2015 — $0.3 million). The total tax credit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2017 was $0.1 million (2016 — $0.1 million; 2015 — $0.1 million).

The fair value of the employee options granted under the ESPP was estimated on the date of grant using a modified Black-Scholes option pricing model under the following assumptions:

Grant Date	Per share weighted average fair value	Risk free interest rate	Dividend yield	Expected life	Share price volatility
	($)	(%)	(%)	(in years)	(%)
March 25, 2015	8.17	0.94	1.78	3	16.00
March 25, 2015	7.08	0.60	1.78	2	16.00
March 25, 2016	7.97	1.04	1.88	3	4.21
March 25, 2016	7.00	0.87	1.88	2	2.44
April 28, 2017	6.69	1.44	1.83	3	3.67
April 28, 2017	8.70	1.44	1.83	3	3.67
April 28, 2017	8.70	1.26	1.83	2	3.52
 (c)    Non-Employee Director Plan
On April 21, 2016, the shareholders of the Company approved the 2016 Stock Incentive Plan for Non-Employee Directors which provides for the granting of options, restricted share units or other share-based awards.
Options. No options were granted during the twelve months ended December 31, 2017, 2016 and 2015 and no options were exercised and shares issued in the twelve months ended December 31, 2017 (2016 — 4,447; 2015 — Nil). No charges or tax charges against income were made in respect of non-employee directors options for the twelve months ended December 31, 2017 (2016 — $Nil; 2015 — $Nil).

Restricted Share Units. RSUs granted to non-employee directors, including the Chairman, vest one-twelfth on each one month anniversary of the date of grant with 100% of the restricted share units becoming vested and issued on the first anniversary of the grant date or on the date of departure of a director for the amount vested through such date. The shares that are eligible to vest following final vesting date in the calendar year of the date of grant is delivered as soon as practical thereafter and the remaining shares under the RSUs are delivered on the first anniversary of the grant date. If a director leaves the Board of Directors for any reason other than “cause” (as defined in the award agreement), then the director would receive shares under the restricted share units that had vested through the date the director leaves the Board.
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

The following table summarizes information about RSUs issued to non-employee directors by year of grant as at December 31, 2017.

	As at December 31, 2017
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors
2015	27,620	27,620	—	—
2016	24,456	21,352	3,104	—
2017	22,230	17,043	1,853	3,334
Chairman
2015	12,154	12,154	—	—
2016	10,952	10,952	—	—
2017	8,892	7,410	—	1,482
Total	106,304	96,531	4,957	4,816
The fair value of the RSUs is based on the closing price on the date of the grant. Compensation cost charged against income was $1.5 million for the twelve months ended December 31, 2017 (2016 — $1.4 million; 2015 — $1.8 million). The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2017 was $Nil (2016 — $Nil; 2015 — $Nil).
A summary of RSU activity relating to non-employee directors under the Company’s 2013 Share Incentive Plan for the twelve months ended December 31, 2017, 2016 and 2015 is presented below:

	Twelve Months Ended
	December 31, 2017		December 31, 2016		December 31, 2015
Restricted share unit activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding restricted stock, beginning of period	5,171	$41.07	6,636	$45.28	6,806	$35.83
Granted	31,122	50.18	35,408	41.07	39,774	45.25
Vested	(29,624)	48.59	(33,769)	41.89	(39,944)	43.81
Forfeited	(1,853)	50.18	(3,104)	41.07	—	0.00
Outstanding restricted stock, end of period	4,816	$50.19	5,171	$41.07	6,636	$45.28

As at December 31, 2017, unrecognized compensation cost related to non-vested RSUs relating to non-employee directors was $0.2 million, which is expected to be recognized over a weighted-average period of 0.1 years.

18.	Intangible Assets
The following table provides a summary of the Company’s intangible assets for the twelve months ended December 31, 2017 and 2016:

	Twelve Months Ended December 31, 2017
	Beginning of the Year	Additions/(Disposals)	Amortization	Impairment	End of the Year
	($ in millions)
Intangible Assets
Trade Mark	$6.6	$(3.1)	$(0.5)	$(0.1)	$2.9
Insurance Licenses	16.7	—	—	—	16.7
Agency Relationships	26.2	(21.8)	(2.1)	—	2.3
Non-compete Agreements	3.3	(0.9)	(0.7)	(1.0)	0.7
Consulting Relationships	0.9	—	(0.1)	(0.8)	—
Goodwill	24.2	(18.8)	—	(1.5)	3.9
Renewal Rights	1.7	—	(0.3)	—	1.4
Total	$79.6	$(44.6)	$(3.7)	$(3.4)	$27.9

	Twelve Months Ended December 31, 2016
	Beginning of the Year	Additions	Amortization	Impairment	End of the Year
	($ in millions)
Intangible Assets
Trade Mark	$1.6	$5.5	$(0.5)	$—	$6.6
Insurance Licenses	16.6	0.1	—	—	16.7
Agency Relationships	—	28.1	(1.9)	—	26.2
Non-compete Agreements	—	3.9	(0.6)	—	3.3
Value of Business Acquired	—	1.8	(1.8)	—	—
Consulting Relationships	—	1.0	(0.1)	—	0.9
Goodwill	—	24.2	—	—	24.2
Renewal Rights	—	1.9	(0.2)	—	1.7
Total	$18.2	$66.5	$(5.1)	$—	$79.6

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
A significant proportion of the acquired business was represented by intangible assets, specifically $25.0 million for agency relationships, $4.0 million for the right to use the AgriLogic trademark, $2.9 million for non-compete agreements, $1.8 million for the value of business acquired and $1.0 million for consultancy relationships. In addition, $12.0 million of software was acquired and recognized in the balance sheet under office properties and equipment along with $0.3 million of residual net assets. The total net assets acquired of $47.0 million resulted in the Company recognizing a total of $22.1 million in goodwill for the acquisition of AgriLogic, $34.0 million of intangible assets and $21.0 million of goodwill were eligible for tax deduction over the next 15 years.
License to use the “AgriLogic” Trademark. The Company acquired the right to use the AgriLogic trademark in the United States. The Company valued the trademark at $4.0 million with an estimated economic useful life of 10 years. The Company planned to amortize the estimated value of the trademark over its estimated useful life.
Agency Relationships. The Company valued the agency relationships at $25.0 million with an estimated economic useful life of 15 years. The Company amortized the estimated value of the agency relationships over their estimated useful life.
Non-compete Agreements. The Company valued the non-compete agreements at $2.9 million with an estimated economic useful life of 5 years. The Company amortized the estimated value of the non-compete agreements over their estimated useful life.
Value of Business Acquired. The Company recognized a $1.8 million asset for value of business acquired (“VOBA”) consisting of the inforce unearned premium reserve and claims reserves at fair value.  The Company amortized the VOBA in line with the unwinding of the acquired unearned premium balances and loss reserves.  Given the short tail nature of the book, the VOBA was fully amortized in 2016.
Consulting Relationships. The Company valued the consulting relationships at $1.0 million with an estimated economic useful life of 10 years. The Company amortized the estimated value of the consulting relationships over their estimated useful life.
Goodwill. The Company valued the goodwill at $22.1 million. The goodwill was deemed to have an indefinite useful life and was planned to be assessed for impairment annually.
On December 18, 2017, Aspen U.S. Holdings sold its interest in specialist U.S. crop managing general agency business, AgriLogic, to CGB Diversified Service, Inc (“CGB DS”) in exchange for a 23.2% equity interest in Crop Re Services LLC. Aspen U.S. Holdings retained the agricultural consulting business previously integrated within AgriLogic. Intangible assets disposed of as part of the AgriLogic sale included $21.8 million for agency relationships, $3.1 million for the right to use the AgriLogic trademark, $0.9 million for non-compete agreements and $20.6 million for goodwill.
Following the sale the Company performed its annual qualitative assessment on the residual intangible assets of the agricultural consulting business and determined that it was more likely than not that the intangible assets were impaired. The Company has therefore recognized an impairment charge of $3.4 million in the year ending December 31, 2017.
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
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at December 31, 2017, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2016 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the Aspen trademark was impaired as at December 31, 2017.
Insurance Licenses. The value of the licenses as at December 31, 2017 was $16.6 million (December 31, 2016 — $16.6 million), including $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the insurance licenses were impaired as at December 31, 2017.
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
The following table details the forms and value of Company’s restricted assets as at December 31, 2017 and 2016:

	As at December 31, 2017	At December 31, 2016
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,455.0	$1,482.8
Third party	2,425.3	2,380.8
Letters of credit / guarantees(1)	658.5	672.1
Investment commitment — real estate fund	100.0	—
Total restricted assets	$4,638.8	$4,535.7

Total as percent of investable assets (2)	53.4%	49.3%
 _______________

(1)	As at December 31, 2017, the Company had pledged funds of $658.5 million and £0.0 million (December 31, 2016 — $672.0 million and £7.2 million) as collateral for the secured letters of credit.

(2)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

The Company's current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2017 and 2016, these funds amounted to approximately 53.4% of the $8.7 billion and approximately 49.3% of the $9.2 billion of investable assets held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. For more information on our credit facilities and long-term debt arrangements, please refer to Note 22, “Credit Facility and Long-term Debt” of these consolidated financial statements.
Investment commitment -real estate fund. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. As of February 22, 2018, the Company had not received a capital call. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. Investments in this fund may be redeemed on a quarterly basis with 90 days’ notice subject to available cash in the fund once the lock-up period ends two years after the capital call. If sufficient cash is not available then all requested redemptions will be made on a pro rata basis. If a redemption request has not been met in full, as of such calendar quarter, the remaining portion of the request will be redeemed in subsequent quarters. There are no assurances as to when the Company may be able to withdraw, in whole or in part, its redemption request from the fund. A lock-up period is the initial amount of time an investor is contractually required to remain invested before having the ability to redeem.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at December 31, 2017 in the amount of $458.7 million (2016 — $447.3 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2017 was £0.4 million (December 31, 2016 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.

U.S. Reinsurance Trust Fund. For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they may take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,268.4 million as at December 31, 2017 and $1,101.5 million as at December 31, 2016. As at December 31, 2017, the balance (including applicable letter of credit facilities) held in the trust was $1,350.9 million (2016 — $1,351.2 million).
Aspen Bermuda has also established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they may take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s liabilities to its U.S. cedants which was $895.5 million and $953.2 million as at December 31, 2017 and 2016, respectively. As at December 31, 2017, the balance held in the U.S. trust fund and other Aspen Bermuda trusts was $1,333.6 million (2016 — $1,267.4 million).
U.S. Surplus Lines Trust Fund. Aspen U.K. and Syndicate 4711 have also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in trust as at December 31, 2017 was $195.0 million (2016 — $185.7 million).
U.S. Regulatory Deposits. As at December 31, 2017, Aspen Specialty had a total of $6.0 million (2016 — $6.0 million) on deposit with six U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $6.1 million (2016 — $6.0 million) on deposit with twelve U.S. states.
Canadian Trust Fund. Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2017, the balance held in trust was CAD$169.9 million (2016 — CAD$249.2 million).
Australian Trust Fund. Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2017, the balance held in trust was AUD$198.7 million (2016 — AUD$137.8 million).

Swiss Trust Fund. Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2017, the balance held in trust was CHF9.8 million (2016 — CHF18.3 million).
Singapore Fund. Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singaporean insurance license and meet local solvency requirements. As at December 31, 2017, the balance in the account was SGD$120.6 million (2016 — SGD$106.4 million).

(b)Operating leases
Amounts outstanding under operating leases net of subleases as at December 31, 2017 and 2016 were:

As at December 31, 2017	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating Lease Obligations	$16.2	$16.1	$15.3	$11.0	$8.7	$78.7	$146.0

As at December 31, 2016	2017	2018	2019	2020	2021	Later Years	Total
	($ in millions)
Operating Lease Obligations	$16.1	$15.3	$14.0	$9.9	$8.7	$86.4	$150.4
Total rental and premises expenses for 2017 was $26.3 million (2016 — $24.1 million). For all leases, rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. The Company believes that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.
The total depreciation for fixed assets was $34.6 million for the twelve months ended December 31, 2017 (2016 — $22.6 million). Accumulated depreciation as at December 31, 2017 was $146.2 million (2016 — $111.6 million).

(c)	Variable interest entities
As at December 31, 2017, the Company had investments in two (December 31, 2016 — three) variable interest entities, Peregrine Reinsurance Ltd and Silverton Re Ltd.
Peregrine Reinsurance Ltd. For further information regarding the Company's investment in Peregrine Reinsurance Ltd, please refer to Note 7, “Variable Interest Entities” of these consolidated financial statements.
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
As at December 31, 2017, it was the opinion of the Company’s management based on available information that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

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
Reinsurance recoverables
The total amount recoverable by the Company from reinsurers as at December 31, 2017 was $1,515.2 million (2016 — $560.7 million). As at December 31, 2017, 6.4% of the Company’s un-collateralized reinsurance recoverables were with Markel which is rated A by A.M. Best and A by S&P, 5.5% were with Munich Re which is rated A+ by A.M. Best and AA- by S&P and 5.2% were with Lloyd’s of London Syndicates rated A by A.M. Best and A+ by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at December 31, 2017.
Underwriting premium receivables
The total underwriting premium receivable by the Company as at December 31, 2017 was $1,496.5 million (2016 — $1,399.4 million). As at December 31, 2017, $8.7 million of the total underwriting premium receivable balance has been due for settlement for more than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. A bad debt provision was included of $5.2 million as at December 31, 2017 (2016 — $5.0 million) for underwriting premiums unlikely to be collected.
Investments and cash and cash equivalents
The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. As at December 31, 2017, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, the Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.
Balances owed by brokers
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business within the three years ended December 31, 2017 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2017	2016	2015
	(in percentages)
Aon Corporation	16.4%	18.4%	18.7%
Marsh & McLennan Companies, Inc.	16.0	14.7	15.4
Willis Group Holdings, Ltd.	13.1	13.7	14.5
Other brokers/non-broker sources(1)	54.5	53.2	51.4
Total	100.0%	100.0%	100.0%

Gross written premiums ($ millions)	$3,360.9	$3,147.0	$2,997.3
 ______________

(1)	No other individual broker accounted for more than 10% of total gross written premiums.

21.	Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s AOCI that are reclassified into the audited condensed consolidated statement of operations for the twelve months ended December 31, 2017 and 2016:

	Amount Reclassified from AOCI
Details about the AOCI Components	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Affected Line Item in the Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$10.7	$18.8	Realized and unrealized investment gains
Realized (losses) on sale of securities	(6.7)	(8.9)	Realized and unrealized investment losses
	4.0	9.9	(Loss)/income from operations before income tax
Tax on net realized gains of securities	(0.4)	(1.0)	Income tax expense
	$3.6	$8.9	Net income
Realized derivatives:
Net realized (losses) on settled derivatives	4.4	(8.7)	General, administrative and corporate expenses
Tax on settled derivatives	(0.8)	—	Income tax expense
	$3.6	$(8.7)	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$7.2	$0.2	Net income

22.	Credit Facility and Long-term Debt
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
As at December 31, 2017, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
Under the Credit Agreement, the Company must not permit (a) consolidated tangible net worth to be less than approximately $2,323,100,000 plus 25% of consolidated net income and 25% of aggregate net cash proceeds from the issuance by the Company of its capital stock, in each case after January 1, 2017, (b) the ratio of its total consolidated debt to the sum of such debt plus our consolidated tangible net worth to exceed 35% or (c) any material insurance subsidiary to have a financial strength rating of less than “B++” from A.M. Best. The Credit Agreement contains other customary affirmative and negative covenants, including (subject to various exceptions) restrictions on the ability of the Company and its subsidiaries to incur indebtedness, create or permit liens on their assets, engage in mergers or consolidations, dispose of assets, pay dividends or other distributions, purchase or redeem the Company’s equity securities, make investments and enter into transactions with affiliates. In addition, the Credit Agreement has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, bankruptcy or insolvency proceedings, change of control and cross-default to other debt agreements.

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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the New LOC Facility with Citi Europe, as previously filed with the United States Securities and Exchange Commission, remain in full force and effect. As at December 31, 2017, we had $449.4 million of outstanding collateralized letters of credit under the New LOC Facility (December 31, 2016 — $463.6 million under the LOC Facility).
Long-term Debt. On December 15, 2010, the Company closed its offering of $250.0 million 6.00% coupon Senior Notes due December 15, 2020. The net proceeds from this offering, before offering expenses, were $247.5 million.
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
Silverton, our Bermuda-domiciled special purpose insurer, was established in December 2013 to provide additional collateralized capacity to support Aspen Re’s global reinsurance business. On December 23, 2014, Silverton issued $85.0 million of participating notes (of which $70.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The 2015 Loan Notes matured on September 18, 2017.
In the fourth quarter of 2015, Silverton issued $125.0 million of participating notes (of which $100.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The Company’s maximum loss exposure to Silverton in relation to the 2016 Loan Notes is its $0.2 million note holdings as at December 31, 2017 due to mature on September 17, 2018.
In the fourth quarter of 2016, Silverton issued $130.0 million of participating notes (of which $105.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The Company’s maximum loss exposure to Silverton in relation to the 2017 Loan Notes is its $20.4 million note holdings as at December 31, 2017 due to mature on September 16, 2019.
The following table summarizes our contractual obligations under the long-term debts as at December 31, 2017.

	Payments Due By Period
Contractual Basis	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in millions)
Long-term Debt Obligations	$—	$250.0	$—	$300.0	$550.0
The Senior Notes obligation disclosed above does not include the $29.0 million annual interest payable associated with the Senior Notes or the loan notes issued by Silverton. For more information on Silverton, please refer to Note 7, “Variable Interest Entities” of these consolidated financial statements.

23.	Unaudited Quarterly Financial Data
The following is a summary of the quarterly financial data for the twelve months ended December 31, 2017, 2016 and 2015.

	2017
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$581.1	$562.0	$652.5	$511.0	$2,306.6
Net investment income	47.7	47.4	46.4	47.5	189.0
Realized and unrealized investment gains	51.2	49.0	29.9	18.8	148.9
Other income	3.6	3.6	(2.2)	3.9	8.9
Total revenues	683.6	662.0	726.6	581.2	2,653.4
Expenses
Losses and loss adjustment expenses	328.2	346.1	776.2	544.2	1,994.7
Amortization of deferred policy acquisition costs	113.7	96.3	105.4	85.1	400.5
General, administrative and corporate expenses	121.3	119.9	110.9	150.1	502.2
Interest on long-term debt	7.4	7.4	7.4	7.3	29.5
Change in fair value of derivatives	(3.1)	(17.6)	(4.5)	(2.5)	(27.7)
Change in fair value of loan notes issued by variable interest entities	2.9	3.3	(9.8)	(17.6)	(21.2)
Realized and unrealized investment losses/(gains)	5.0	7.0	12.4	4.0	28.4
Net realized and unrealized foreign exchange losses/(gains)	8.9	20.6	(8.4)	2.8	23.9
Other expenses	—	2.0	—	2.9	4.9
Total expenses	584.3	585.0	989.6	776.3	2,935.2
Income from operations before income tax	99.3	77.0	(263.0)	(195.1)	(281.8)
Income tax (expense)	(2.8)	(1.2)	9.2	10.2	15.4
Net income	$96.5	$75.8	$(253.8)	$(184.9)	$(266.4)

Per Share Data
Weighted average number of ordinary share and share equivalents (1)
Basic	59,862,662	59,966,358	59,759,730	59,431,469	59,753,886
Diluted	61,196,772	61,022,981	59,795,730	59,431,469	59,753,886

Basic earnings per ordinary share adjusted for preference share dividends	$1.39	$1.09	$(4.48)	$(3.25)	$(5.22)
Diluted earnings per ordinary share adjusted for preference share dividends	$1.36	$1.07	$(4.48)	$(3.25)	$(5.22)
 _______________

(1)
The basic and diluted number of ordinary shares for the three months ended September 30, 2017 and the three and twelve months ended December 31, 2017 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

	2016
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$663.1	$680.8	$681.0	$612.4	$2,637.3
Net investment income	49.5	48.0	46.4	43.2	187.1
Realized and unrealized investment gains	65.6	45.1	26.7	(29.0)	108.4
Other income	1.4	(0.5)	1.5	3.3	5.7
Total revenues	779.6	773.4	755.6	629.9	2,938.5
Expenses
Losses and loss adjustment expenses	357.4	442.2	389.2	387.3	1,576.1
Amortization of deferred policy acquisition costs	130.2	126.7	130.9	141.1	528.9
General, administrative and corporate expenses	119.8	116.4	125.0	128.9	490.1
Interest on long-term debt	7.4	7.4	7.3	7.4	29.5
Change in fair value of derivatives	7.2	0.4	(0.6)	17.6	24.6
Change in fair value of loan notes issued by variable interest entities	4.4	(0.5)	9.8	3.4	17.1
Realized and unrealized investment losses/(gains)	20.6	8.3	5.2	29.1	63.2
Net realized and unrealized foreign exchange losses/(gains)	15.7	5.3	(10.8)	(12.0)	(1.8)
Other expenses	—	1.0	(0.9)	1.2	1.3
Total expenses	662.7	707.2	655.1	704.0	2,729.0
Income from operations before income tax	116.9	66.2	100.5	(74.1)	209.5
Income tax (expense)	(2.5)	(1.3)	(4.9)	2.6	(6.1)
Net income	$114.4	$64.9	$95.6	$(71.5)	$203.4

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	60,867,815	60,705,028	60,225,705	60,152,420	60,478,740
Diluted	62,483,938	62,192,142	61,577,018	61,198,041	61,860,689

Basic earnings per ordinary share adjusted for preference share dividends	$1.73	$0.91	$1.43	$(1.41)	$2.67
Diluted earnings per ordinary share adjusted for preference share dividends	$1.68	$0.89	$1.40	$(1.41)	$2.61

	2015
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$593.6	$609.4	$640.6	$629.7	$2,473.3
Net investment income	47.4	46.7	45.0	46.4	185.5
Realized and unrealized investment gains/(losses) (1)	57.4	13.5	10.7	12.9	94.5
Other income	3.9	(1.2)	(2.3)	(0.3)	0.1
Total revenues	702.3	668.4	694.0	688.7	2,753.4
Expenses
Losses and loss adjustment expenses	306.1	360.5	365.6	334.0	1,366.2
Amortization of deferred policy acquisition costs	119.3	114.1	132.0	118.2	483.6
General, administrative and corporate expenses	102.2	95.4	100.5	125.9	424.0
Interest on long-term debt	7.4	7.3	7.4	7.4	29.5
Change in fair value of derivatives	7.8	(2.0)	(10.1)	(2.5)	(6.8)
Change in fair value of loan notes issued by variable interest entities	2.9	3.3	8.3	5.3	19.8
Realized and unrealized investment losses/(gains)(1)	14.5	28.8	51.9	(17.7)	77.5
Net realized and unrealized foreign exchange (gains)/losses(1)	6.4	11.6	8.4	(5.0)	21.4
Other expenses	2.6	(1.8)	—	(0.1)	0.7
Total expenses	569.2	617.2	664.0	565.5	2,415.9
Income from operations before income tax	133.1	51.2	30.0	123.2	337.5
Income tax (expense)	(5.1)	(2.2)	(1.8)	(5.3)	(14.4)
Net income	$128.0	$49.0	$28.2	$117.9	$323.1

Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	62,159,303	61,408,633	60,779,295	60,784,832	61,287,884
Diluted	63,532,662	62,896,907	62,155,125	62,176,505	62,687,503

Basic earnings per ordinary share adjusted for preference share dividends	$1.91	$0.64	$0.30	$1.78	$4.64
Diluted earnings per ordinary share adjusted for preference share dividends	$1.87	$0.62	$0.30	$1.75	$4.54
_______________

(1)	Adjusted for a representation of foreign exchange in relation to investment securities from realized and unrealized exchange gains/(losses) to realized and unrealized investment gains/(losses).

24.	Subsequent Events

On January 5, 2018, we notified the Prudential Regulation Authority of our intention to close Aspen U.K.’s branches in Paris, France and Cologne, Germany. We expect these branches to be closed during the first quarter of 2018.

During January 2018, we sold $206.9 million of equity securities from our investment portfolio and realized a net gain of $36.7 million.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE I - INVESTMENTS
For the Twelve Months Ended December 31, 2017, 2016 and 2015
The Company’s investments comprise investments in subsidiaries.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2017 and 2016

	As at December 31, 2017	As at December 31, 2016
	($ in millions, except per share amounts)
ASSETS
Short-term investments (available for sale)	$—	$25.1
Fixed income maturities (trading)	79.4	145.7
Cash and cash equivalents	32.0	156.3
Investments in subsidiaries (1)	3,394.7	3,405.8
Other investments (equity method)	3.4	11.7
Eurobond issued by subsidiary	—	480.0
Long-term debt issued by Silverton	20.6	54.5
Intercompany funds due from affiliates	5.2	9.8
Other assets	8.8	8.6
Total assets	$3,544.1	$4,297.5
LIABILITIES
Accrued expenses and other payables	4.7	6.4
Intercompany funds due to affiliates	61.4	93.5
Long-term debt	549.5	549.3
Total liabilities	$615.6	$649.2
SHAREHOLDERS’ EQUITY
Ordinary Shares:
59,474,085 shares of par value 0.15144558¢ each (December 31, 2016 — 59,774,464)	$0.1	$0.1
Preference Shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2016 — 11,000,000)	—	—
Nil 7.401% shares of par value 0.15144558¢ each (December 31, 2016 — 5,327,500)	—	—
Nil 7.250% shares of par value 0.15144558¢ each (December 31, 2016 — 6,400,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2016 — 10,000,000)	—	—
Additional paid in capital	954.7	1,259.6
Retained earnings	2,026.9	2,392.3
Non-controlling interest	2.7	1.4
Accumulated other comprehensive income, net of taxes:
Unrealized gains on investments	9.7	22.5
Gain/(loss) on derivatives	2.1	(0.5)
Gains on foreign currency translation	(67.7)	(27.1)
Total accumulated other comprehensive (loss)/income	(55.9)	(5.1)
Total shareholders’ equity	2,928.5	3,648.3
Total liabilities and shareholders’ equity	$3,544.1	$4,297.5
____________________

(1)
The Company’s investment in subsidiaries are accounted for under the equity method and adjustments to the carrying value of these investments are made based on the Company’s share of capital, including share of income and expenses. Changes in the value were recognised in realized and unrealized investment gains and losses in the statement of operations.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2017, 2016 and 2015

	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries and other investments, equity method	$(590.7)	$(85.2)	$59.0
Dividend income	373.6	331.3	292.3
Interest income on Eurobond	18.7	21.1	29.5
Net realized and unrealized investment gains/(losses)	(2.3)	3.8	4.3
Other income	—	—	1.9
Total revenues	(200.7)	271.0	387.0
Expenses:
General, administrative and corporate expenses	(36.2)	(38.1)	(34.4)
Interest expense	(29.5)	(29.5)	(29.5)
Income from operations before income tax	(266.4)	203.4	323.1
Income tax	—	—	—
Net income	(266.4)	203.4	323.1
Amount attributable to non-controlling interest	(1.3)	(0.1)	(0.8)
Net (loss)/income attributable to Aspen Insurance Holdings Limited ordinary shareholders	(267.7)	203.3	322.3
Other comprehensive (loss)/income, net of taxes:
Change in unrealized gains on investments	(12.8)	(37.7)	(105.2)
Net change from current period hedged transactions	2.6	0.7	2.6
Change in foreign currency translation adjustment	(40.6)	(27.7)	(72.1)
Other comprehensive (loss)/income, net of tax	(50.8)	(64.7)	(174.7)
Comprehensive (loss)/income	$(318.5)	$138.6	$147.6

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2017, 2016 and 2015

	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016	Twelve Months Ended December 31, 2015
	($ in millions)
Cash Flows From/(Used In) Operating Activities:
Net income (1) (excluding equity in net earnings of subsidiaries)	$323.0	$289.3	$256.4
Adjustments:
Share-based compensation expenses	9.8	15.5	17.9
Realized and unrealized losses/(gains)	(2.0)	(3.2)	(4.3)
Loss on derivative contracts	(2.6)	0.5	1.2
Change in other receivables	—	—	—
Change in other assets	(0.2)	0.4	(9.0)
Change in accrued expenses and other payables	7.0	(9.3)	(36.8)
Change in intercompany activities	(27.5)	(40.7)	71.9
Net cash generated by operating activities	307.5	252.5	297.3
Cash Flows From/(Used in) Investing Activities:
Proceeds/(purchases) of short term investments	25.1	(0.1)	(25.0)
Proceeds/(purchases) of Fixed Income Securities	66.3	(145.7)	—
Investment in subsidiaries	(111.9)	(126.1)	(171.5)
Investment in long-term debt issued by Silverton	—	(25.0)	(25.0)
Repayment of loan notes issued by Silverton	13.5	19.2	20.5
Investment in Micro-insurance	(0.1)	—	(0.8)
Investment in Bene	—	(3.3)	—
Net proceeds from other investments, equity method	—	—	—
Net cash (used in) investing activities	(7.1)	(281.0)	(201.8)
Cash Flows From/(Used in) Financing Activities:
Proceeds from issuance of ordinary shares, net of issuance costs	0.5	2.5	6.8
Proceeds from issuance of preference shares, net of issuance costs	—	241.3	—
Preference shares redeemed	(293.2)	—	—
Ordinary share repurchase	(30.0)	(75.0)	(83.7)
Ordinary and preference share dividends paid	(92.4)	(94.5)	(88.7)
Proceeds from maturity of Eurobond	—	—	573.8
Eurobond purchased from subsidiary	—	—	(480.0)
Cash paid for tax withholding purposes	(9.6)	—	—
Net cash (used in)/from financing activities	(424.7)	74.3	(71.8)
Increase/(decrease) in cash and cash equivalents	(124.3)	45.8	23.7
Cash and cash equivalents — beginning of period	156.3	110.5	86.8
Cash and cash equivalents — end of period	$32.0	$156.3	$110.5

_______________
(1)    Net income has been adjusted for the proportion due to non-controlling interest.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2017, 2016 and 2015
Supplementary Information
($ in millions)

Year Ended December 31, 2017	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$263.0	$2,917.1	$1,067.3	$1,206.1		$1,116.4	$235.5	$1,250.0	$157.3
Insurance	31.3	2,317.2	268.0	1,100.5		878.3	165.0	962.5	253.9
Total	$294.3	$5,234.3	$1,335.3	$2,306.6	$189.0	$1,994.7	$400.5	$2,212.5	$411.2

Year to date December 31, 2016	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$239.6	$2,462.1	$813.3	$1,181.9		$657.9	$226.4	$1,269.2	$178.2
Insurance	118.8	2,297.1	550.1	1,455.4		918.2	302.5	1,324.5	228.4
Total	$358.4	$4,759.2	$1,363.4	$2,637.3	$187.1	$1,576.1	$528.9	$2,593.7	$406.6

Year to date December 31, 2015	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$235.2	$2,409.5	$484.2	$1,072.6		$491.6	$224.7	$1,153.5	$146.5
Insurance	125.9	2,173.9	934.1	1,400.7		874.6	258.9	1,492.7	213.6
Total	$361.1	$4,583.4	$1,418.3	$2,473.3	$185.5	$1,366.2	$483.6	$2,646.2	$360.1

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE IV - REINSURANCE
For the Twelve Months Ended December 31, 2017, 2016 and 2015

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2017	$1,812.4	$1,548.5	$(1,148.4)	$2,212.5
2016	$1,733.8	$1,413.2	$(553.3)	$2,593.7
2015	$1,748.4	$1,248.9	$(351.1)	$2,646.2

Premiums Earned

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions, except for percentages)
2017	$1,757.4	$(902.6)	$1,451.8	$2,306.6	62.9%
2016	$1,768.4	$(449.0)	$1,317.9	$2,637.3	50.0%
2015	$1,703.3	$(383.5)	$1,153.5	$2,473.3	46.6%

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2017, 2016 and 2015

 The following table shows the movement in the Company's bad debt provision during the twelve months ended December 31, 2017, 2016 and 2015:

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Provisions for Bad Debt	($ in millions)
2017
Premiums receivable from underwriting activities	$5.0	$0.2	$—	$—	$5.2
Reinsurance	$—	$—	$—	$—	$—
2016
Premiums receivable from underwriting activities	$2.6	$2.4	$—	$—	$5.0
Reinsurance	$—	$—	$—	$—	$—
2015
Premiums receivable from underwriting activities	$4.3	$—	$(1.7)	$—	$2.6
Reinsurance	$—	$—	$—	$—	$—