Form 10-Q
period 2018-06-30
ASPEN INSURANCE HOLDINGS LTD
filed 2018-08-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 ____________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As at June 30, 2018, there were 59,687,717 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2018 and December 31, 2017
($ in millions, except share and per share amounts)

	As at June 30, 2018	As at December 31, 2017
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,155.9 and $5,201.2)	$5,080.0	$5,231.0
Fixed income securities, trading at fair value (amortized cost — $1,644.6 and $1,634.9)	1,615.9	1,649.3
Equity securities, trading at fair value (cost — $0 and $414.8)	—	491.0
Short-term investments, available for sale at fair value (amortized cost — $72.2 and $90.0)	72.2	89.9
Short-term investments, trading at fair value (amortized cost — $27.4 and $73.0)	27.4	73.0
Catastrophe bonds, trading at fair value (cost — $35.8 and $33.5)	35.5	32.4
Investments, equity method	67.1	66.4
Other investments	86.2	—
Total investments	6,984.3	7,633.0
Cash and cash equivalents (including $74.5 and $166.6 within consolidated variable interest entities)	1,070.7	1,054.8
Reinsurance recoverables
Unpaid losses	1,656.4	1,515.2
Ceded unearned premiums	724.8	515.5
Receivables
Underwriting premiums	1,725.2	1,496.5
Other	175.5	151.1
Funds withheld	89.3	99.8
Deferred policy acquisition costs	298.6	294.3
Derivatives at fair value	14.1	6.4
Receivables for securities sold	2.6	5.3
Office properties and equipment	73.0	75.5
Tax recoverable	5.8	2.3
Deferred tax assets	26.9	28.3
Other assets	0.5	0.5
Intangible assets and goodwill	27.0	27.9
Total assets	$12,874.7	$12,906.4
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at June 30, 2018 and December 31, 2017
($ in millions, except share and per share amounts)

	As at June 30, 2018	As at December 31, 2017
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$6,532.8	$6,749.5
Unearned premiums	2,087.2	1,820.8
Total insurance reserves	8,620.0	8,570.3
Payables
Reinsurance premiums	596.0	357.5
Accrued expenses and other payables	336.5	455.4
Liabilities under derivative contracts	49.3	1.0
Total payables	981.8	813.9
Loan notes issued by variable interest entities, at fair value	20.3	44.2
Long-term debt	424.6	549.5
Total liabilities	$10,046.7	$9,977.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
59,687,717 shares of par value 0.15144558¢ each (December 31, 2017 - 59,474,085)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2017 — 11,000,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2017 — 10,000,000)	—	—
Non-controlling interest	3.0	2.7
Additional paid-in capital	965.4	954.7
Retained earnings	1,998.9	2,026.9
Accumulated other comprehensive income, net of taxes	(139.4)	(55.9)
Total shareholders’ equity	2,828.0	2,928.5
Total liabilities and shareholders’ equity	$12,874.7	$12,906.4
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Net earned premium	$519.5	$562.0	$1,053.0	$1,143.1
Net investment income	50.4	47.4	97.7	95.1
Realized and unrealized investment gains	3.5	49.0	104.1	100.2
Other income	2.1	3.6	4.2	7.2
Total revenues	575.5	662.0	1,259.0	1,345.6
Expenses
Losses and loss adjustment expenses	310.4	346.1	620.6	674.3
Amortization of deferred policy acquisition costs	85.9	96.3	176.7	210.0
General, administrative and corporate expenses	110.2	119.9	231.2	241.2
Interest on long-term debt	7.6	7.4	15.0	14.8
Change in fair value of derivatives	46.1	(17.6)	22.6	(20.7)
Change in fair value of loan notes issued by variable interest entities	3.4	3.3	2.4	6.2
Realized and unrealized investment losses	24.2	7.0	162.5	12.0
Realized loss on the debt extinguishment	8.6	—	8.6	—
Net realized and unrealized foreign exchange (gains)/losses	(5.2)	20.6	(0.5)	29.5
Other expenses	0.5	2.0	1.7	2.0
Total expenses	591.7	585.0	1,240.8	1,169.3
(Loss)/income from operations before income tax	(16.2)	77.0	18.2	176.3
Income tax credit/(expense)	1.5	(1.2)	(2.1)	(4.0)
Net (loss)/income	$(14.7)	$75.8	$16.1	$172.3
Amount attributable to non-controlling interest	(0.1)	(0.1)	(0.3)	(0.2)
Net (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(14.8)	$75.7	$15.8	$172.1
Other Comprehensive Income/(Loss):
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$3.3	$(0.8)	$3.2	$(1.8)
Change in net unrealized (losses)/gains on available for sale securities held	(26.1)	13.7	(108.9)	16.7
Net change from current period hedged transactions	(2.6)	2.4	(1.7)	3.7
Change in foreign currency translation adjustment	33.0	(27.6)	24.9	(44.8)
Other comprehensive income/(loss), gross of tax	7.6	(12.3)	(82.5)	(26.2)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	(0.4)	—	(0.3)	0.2
Change in net unrealized gains/(losses) on available for sale securities held	1.6	(1.1)	7.0	(1.2)
Net change from current period hedged transactions	0.5	(0.4)	0.3	(0.5)
Change in foreign currency translation adjustment	(9.6)	6.3	(8.0)	10.6
Total tax on other comprehensive income	(7.9)	4.8	(1.0)	9.1
Other comprehensive (loss), net of tax	(0.3)	(7.5)	(83.5)	(17.1)
Total comprehensive (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(15.1)	$68.2	$(67.7)	$155.0
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	59,671,684	59,966,358	59,609,271	59,914,797
Diluted	59,671,684	61,022,981	60,528,136	61,095,817
Basic (loss)/earnings per ordinary share adjusted for preference share dividends	$(0.38)	$1.09	$0.01	$2.48
Diluted (loss)/earnings per ordinary share adjusted for preference share dividends	$(0.38)	$1.07	$0.01	$2.43
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Six Months Ended June 30,
	2018	2017
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	2.7	1.4
Net change attributable to non-controlling interest for the period	0.3	0.2
End of the period	3.0	1.6
Additional paid-in capital
Beginning of the period	954.7	1,259.6
New ordinary shares issued	2.5	0.4
Ordinary shares repurchased and cancelled	—	(10.0)
Preference shares redeemed and cancelled	—	(133.2)
Preference shares redemption costs (1)	—	2.4
Share-based compensation (2)	8.2	6.0
End of the period	965.4	1,125.2
Retained earnings
Beginning of the period	2,026.9	2,392.3
Net income for the period	16.1	172.3
Dividends on ordinary shares	(28.6)	(27.6)
Dividends on preference shares	(15.2)	(21.0)
Preference shares redemption costs (1)	—	(2.4)
Net change attributable to non-controlling interest for the period	(0.3)	(0.2)
Share-based payment (3)	—	2.8
End of the period	1,998.9	2,516.2
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	(67.7)	(27.1)
Change for the period, net of income tax	16.9	(34.2)
End of the period	(50.8)	(61.3)
Loss on derivatives, net of taxes:
Beginning of the period	2.1	(0.5)
Net change from current period hedged transactions	(1.4)	3.2
End of the period	0.7	2.7
Unrealized appreciation on investments, net of taxes:
Beginning of the period	9.7	22.5
Change for the period, net of taxes	(99.0)	13.9
End of the period	(89.3)	36.4
Total accumulated other comprehensive (loss), net of taxes	(139.4)	(22.2)

Total shareholders’ equity	$2,828.0	$3,620.9

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

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows (used in) operating activities:
Net income	$16.1	$172.3
Proportion due to non-controlling interest	(0.3)	(0.2)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23.0	27.4
Share-based compensation	8.2	6.0
Realized and unrealized investment gains	(104.1)	(100.2)
Realized and unrealized investment losses	162.5	12.0
Deferred taxes	1.3	(1.7)
Change in fair value of loan notes issued by variable interest entities	2.4	6.2
Net realized and unrealized investment foreign exchange (gains)	(10.0)	(8.7)
Net change from current period hedged transactions	(1.4)	3.2
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(171.0)	166.4
Unearned premiums	283.1	339.5
Reinsurance recoverables:
Unpaid losses	(146.7)	(212.6)
Ceded unearned premiums	(210.7)	(207.5)
Other receivables	(23.5)	(9.3)
Deferred policy acquisition costs	(7.6)	(2.2)
Reinsurance premiums payable	241.7	(18.5)
Funds withheld	10.5	(16.8)
Premiums receivable	(229.5)	(213.3)
Income tax payable	(4.2)	4.3
Accrued expenses and other payables	(51.9)	(22.0)
Fair value of derivatives and settlement of liabilities under derivatives	40.6	(24.7)
Long-term debt and loan notes issued by variable interest entities	(23.9)	(4.1)
Net cash (used in) operating activities	$(195.4)	$(104.5)
See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,021.3)	$(847.6)
(Purchases) of fixed income securities — Trading	(847.2)	(556.0)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,037.5	1,039.9
Proceeds from sales and maturities of fixed income securities — Trading	825.5	497.3
(Purchases) of equity securities — Trading	(16.5)	(70.1)
Net (purchases)/sales of catastrophe bonds — Trading	(2.2)	13.8
Proceeds from sales of equity securities — Trading	505.6	58.9
(Purchases) of short-term investments — Available for sale	(32.0)	(33.2)
Proceeds from sales of short-term investments — Available for sale	49.1	138.4
(Purchases) of short-term investments — Trading	(7.3)	(21.3)
Proceeds from sales of short-term investments — Trading	51.9	135.2
Net change in (payable)/receivable for securities (purchased)/sold	19.5	20.9
Net (purchases) of other investments	(86.2)	—
Net (purchases) of equipment	(12.9)	(17.6)
Sale of investment	—	9.3
Net (purchases) of investments, equity method	(1.2)	—
Payments for acquisitions and investments, net of cash acquired	—	(2.3)
Net cash from investing activities	462.3	365.6

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.5	0.4
Ordinary shares repurchased	—	(10.0)
Preference share redemption	—	(133.2)
Repayment of long-term debt issued by Silverton	(63.7)	(114.1)
Dividends paid on ordinary shares	(28.6)	(27.6)
Dividends paid on preference shares	(15.2)	(21.0)
Cash paid for tax withholding purposes (1)	(4.4)	(9.1)
Long-term debt redeemed	(125.0)	—
Make-whole payment	(8.6)	—
Net cash (used in) financing activities	(243.0)	(314.6)

Effect of exchange rate movements on cash and cash equivalents	(8.0)	8.1

Increase/(decrease) in cash and cash equivalents	15.9	(45.4)
Cash and cash equivalents at beginning of period	1,054.8	1,273.8
Cash and cash equivalents at end of period	$1,070.7	$1,228.4

Supplemental disclosure of cash flow information:
Net cash paid (received) during the period for income tax	$5.2	$(2.6)
Cash paid during the period for interest	$15.0	$14.8

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
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
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
Assumptions and estimates made by management have a significant effect on the amounts reported within the unaudited condensed consolidated financial statements. The most significant of these assumptions and estimates relate to losses and loss adjustment expenses, reinsurance recoverables, gross written premiums and commissions which have not been reported to the Company such as those relating to proportional treaty reinsurance contracts, unrecognized tax benefits, the fair value of derivatives and the fair value of other investments. All material assumptions and estimates are regularly reviewed and adjustments made as necessary, but actual results could differ significantly from those expected when the assumptions or estimates were made.
Accounting Pronouncements Adopted in 2018
On August 12, 2015, the Financial Standards Accounting Board (“FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” which delayed the effective date of ASU 2014-09 by one year. This ASU is effective for annual periods beginning after December 15, 2017. Adoption of this ASU during the three and six months ended June 30, 2018 did not have a material impact on the Company’s consolidated financial statements because insurance contracts accounted for within the scope of Topic 944, Financial Services are exempt from this ASU and the Company has immaterial other revenue.
On January 5, 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10)” which enhances the reporting model for financial instruments. Included within the requirements of this ASU are the following: a) equity investments to be measured at fair value with changes in fair value recognized in net income; b) a simplification of the impairment assessment of equity investments without readily determinable fair values; c) public business entities to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes; and d) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments required as a result of this ASU are effective for fiscal years beginning after December 15, 2017. Adoption of this ASU during the three and six months ended June 30, 2018 did not have a material impact on the Company’s consolidated financial statements because the Company’s equity portfolio, prior to being sold, was classified as held for trading with changes in fair value recognized through net income and no valuation allowance was required in relation to deferred tax asset related to available-for-sale securities.

2018 Accounting Pronouncements Not Yet Adopted

On February 14, 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2018-02 to determine how it will be affected, but no material impact is expected on the consolidated financial statements.

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

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” which amends the scope of Topic 718 via improvements to non-employee share-based payment accounting. Amendments include allowing companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees and includes elections that offer relief to non-public companies when measuring non-employee equity share options. This ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2018-07 to determine how it will be affected, but no material impact is expected on the consolidated financial statements.
Other accounting pronouncements were issued during the three and six months ended June 30, 2018 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2018 and 2017:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$2.6	$3.3	Realized and unrealized investment gains
Realized (losses) on sale of securities	(5.9)	(2.5)	Realized and unrealized investment losses
	(3.3)	0.8	Income from operations before income tax
Tax on net realized (losses)/gains on securities	0.4	—	Income tax credit/(expense)
	$(2.9)	$0.8	Net (loss)/income
Realized derivatives:
Net realized gains on settled derivatives	$1.3	$0.9	General, administrative and corporate expenses
Tax on settled derivatives	(0.3)	(0.2)	Income tax credit/(expense)
	$1.0	$0.7	Net (loss)/income

Total reclassifications from AOCI to the statement of operations, net of income tax	$(1.9)	$1.5	Net (loss)/income

	Amount Reclassified from AOCI
Details about the AOCI Components	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$4.6	$5.6	Realized and unrealized investment gains
Realized (losses) on sale of securities	(7.8)	(3.8)	Realized and unrealized investment losses
	(3.2)	1.8	Income from operations before income tax
Tax on net realized (losses)/gains on securities	0.3	(0.2)	Income tax credit/(expense)
	$(2.9)	$1.6	Net (loss)/income
Realized derivatives:
Net realized gains on settled derivatives	$3.0	$1.2	General, administrative and corporate expenses
Tax on settled derivatives	(0.6)	(0.2)	Income tax credit/(expense)
	$2.4	$1.0	Net (loss)/income

Total reclassifications from AOCI to the statement of operations, net of income tax	$(0.5)	$2.6	Net (loss)/income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/ (loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in millions, except share and per share amounts)

Net (loss)/income	$(14.7)	$75.8	$16.1	$172.3
Preference share dividends	(7.6)	(10.5)	(15.2)	(21.0)
Preference share redemption costs (1)	—	—	—	(2.4)
Net amount attributable to non-controlling interest	(0.1)	(0.1)	(0.3)	(0.2)
Basic and diluted net (loss)/income available to ordinary shareholders (2)	$(22.4)	$65.2	$0.6	$148.7
Ordinary shares:
Basic weighted average ordinary shares	59,671,684	59,966,358	59,609,271	59,914,797
Weighted average effect of dilutive securities (2) (3)	—	1,056,623	918,865	1,181,020
Total diluted weighted average ordinary shares	59,671,684	61,022,981	60,528,136	61,095,817
(Loss)/earnings per ordinary share:
Basic	$(0.38)	$1.09	$0.01	$2.48
Diluted (2)	$(0.38)	$1.07	$0.01	$2.43

(1)
The $2.4 million deduction from net income in 2017 is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the 7.401% Perpetual Non-Cumulative Preference Shares, net of issuance costs, and the final redemption costs of $133.2 million.

(2)	The basic and diluted number of ordinary shares for the three months ended June 30, 2018 was the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

(3)
Dilutive securities consist of employee restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted share units as described in Note 14.

Dividends. On August 1, 2018, the Company’s Board of Directors (the “Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
Ordinary shares	$0.24	September 4, 2018	August 17, 2018
5.95% preference shares	$0.3719	October 1, 2018	September 15, 2018
5.625% preference shares	$0.3516	October 1, 2018	September 15, 2018

5.	Segment Reporting
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$326.0	$527.8	$853.8
Net written premiums	266.9	219.1	486.0
Gross earned premiums	366.2	479.3	845.5
Net earned premiums	289.0	230.5	519.5
Underwriting Expenses
Losses and loss adjustment expenses	167.0	143.4	310.4
Amortization of deferred policy acquisition costs	62.8	23.1	85.9
General and administrative expenses	27.9	57.2	85.1
Underwriting income	$31.3	$6.8	38.1
Corporate expenses			(16.0)
Non-operating expenses (1)			(9.1)
Net investment income			50.4
Realized and unrealized investment gains			3.5
Realized and unrealized investment losses			(24.2)
Realized loss on the debt extinguishment			(8.6)
Change in fair value of loan notes issued by variable interest entities			(3.4)
Change in fair value of derivatives			(46.1)
Interest expense on long term debt			(7.6)
Net realized and unrealized foreign exchange gains			5.2
Other income			2.1
Other expenses			(0.5)
Loss before tax			$(16.2)

Net reserves for loss and loss adjustment expenses	$2,744.1	$2,132.3	$4,876.4
Ratios
Loss ratio	57.8%	62.2%	59.7%
Policy acquisition expense ratio	21.7	10.0	16.5
General and administrative expense ratio	9.7	24.8	21.2	(2)
Expense ratio	31.4	34.8	37.7
Combined ratio	89.2%	97.0%	97.4%

(1)	Non-operating expenses includes $8.6 million of expenses related to the Company’s Effectiveness and Efficiency Program.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

	Three Months Ended June 30, 2017
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$335.6	$486.5	$822.1
Net written premiums	285.5	293.2	578.7
Gross earned premiums	320.6	429.1	749.7
Net earned premiums	272.7	289.3	562.0
Underwriting Expenses
Losses and loss adjustment expenses	152.6	193.5	346.1
Amortization of deferred policy acquisition costs	53.4	42.9	96.3
General and administrative expenses	40.7	65.7	106.4
Underwriting income/(loss)	$26.0	$(12.8)	13.2
Corporate expenses			(11.4)
Non-operating expenses			(2.1)
Net investment income			47.4
Realized and unrealized investment gains			49.0
Realized and unrealized investment losses			(7.0)
Change in fair value of loan notes issued by variable interest entities			(3.3)
Change in fair value of derivatives			17.6
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(20.6)
Other income			3.6
Other expenses			(2.0)
Income before tax			$77.0

Net reserves for loss and loss adjustment expenses	$2,445.0	$2,347.0	$4,792.0
Ratios
Loss ratio	56.0%	66.9%	61.6%
Policy acquisition expense ratio	19.6	14.8	17.1
General and administrative expense ratio	14.9	22.7	21.3	(1)
Expense ratio	34.5	37.5	38.4
Combined ratio	90.5%	104.4%	100.0%

(1)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$949.5	$1,021.1	$1,970.6
Net written premiums	691.9	429.6	1,121.5
Gross earned premiums	741.2	946.9	1,688.1
Net earned premiums	571.5	481.5	1,053.0
Underwriting Expenses
Losses and loss adjustment expenses	333.9	286.7	620.6
Amortization of deferred policy acquisition costs	118.7	58.0	176.7
General and administrative expenses	59.5	120.8	180.3
Underwriting income	$59.4	$16.0	75.4
Corporate expenses			(29.7)
Non-operating expenses (1)			(21.2)
Net investment income			97.7
Realized and unrealized investment gains			104.1
Realized and unrealized investment losses			(162.5)
Realized loss on the debt extinguishment			(8.6)
Change in fair value of loan notes issued by variable interest entities			(2.4)
Change in fair value of derivatives			(22.6)
Interest expense on long term debt			(15.0)
Net realized and unrealized foreign exchange gains			0.5
Other income			4.2
Other expenses			(1.7)
Income before tax			$18.2

Net reserves for loss and loss adjustment expenses	$2,744.1	$2,132.3	$4,876.4
Ratios
Loss ratio	58.4%	59.5%	58.9%
Policy acquisition expense ratio	20.8	12.0	16.8
General and administrative expense ratio	10.4	25.1	22.0	(2)
Expense ratio	31.2	37.1	38.8
Combined ratio	89.6%	96.6%	97.7%

(1)	Non-operating expenses includes $20.4 million of expenses related to the Company’s Effectiveness and Efficiency Program.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

	Six Months Ended June 30, 2017
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$900.9	$919.2	$1,820.1
Net written premiums	733.7	531.2	1,264.9
Gross earned premiums	648.2	852.8	1,501.0
Net earned premiums	550.2	592.9	1,143.1
Underwriting Expenses
Losses and loss adjustment expenses	295.7	378.6	674.3
Amortization of deferred policy acquisition costs	112.9	97.1	210.0
General and administrative expenses	84.6	127.5	212.1
Underwriting income/(loss)	$57.0	$(10.3)	46.7
Corporate expenses			(24.8)
Non-operating expenses			(4.3)
Net investment income			95.1
Realized and unrealized investment gains			100.2
Realized and unrealized investment losses			(12.0)
Change in fair value of loan notes issued by variable interest entities			(6.2)
Change in fair value of derivatives			20.7
Interest expense on long term debt			(14.8)
Net realized and unrealized foreign exchange (losses)			(29.5)
Other income			7.2
Other expenses			(2.0)
Income before tax			$176.3

Net reserves for loss and loss adjustment expenses	$2,445.0	$2,347.0	$4,792.0
Ratios
Loss ratio	53.7%	63.9%	59.0%
Policy acquisition expense ratio	20.5	16.4	18.4
General and administrative expense ratio	15.4	21.5	21.1	(1)
Expense ratio	35.9	37.9	39.5
Combined ratio	89.6%	101.8%	98.5%

(1)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

6.     Investments
Statements of Operations and Other Comprehensive Income
Investment Income. The following table summarizes investment income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$33.5	$33.9	$66.8	$67.8
Fixed income securities — Trading	13.2	10.4	25.2	20.5
Short-term investments — Available for sale	0.3	0.2	0.5	0.3
Short-term investments — Trading	0.1	0.3	0.3	0.5
Fixed term deposits (included in cash and cash equivalents)	4.2	1.3	6.6	2.0
Equity securities — Trading	0.7	3.7	1.9	8.9
Catastrophe bonds — Trading	0.7	0.4	1.3	0.8
Total	$52.7	$50.2	$102.6	$100.8
Investment expenses	(2.3)	(2.8)	(4.9)	(5.7)
Net investment income	$50.4	$47.4	$97.7	$95.1

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$2.6	$3.3	$4.4	$5.5
Fixed income securities — gross realized (losses)	(5.6)	(2.4)	(7.4)	(3.7)
Short-term investments — gross realized gains	—	—	—	0.1
Cash and cash equivalents — gross realized gains	—	—	0.2	—
Cash and cash equivalents — gross realized (losses)	(0.3)	(0.1)	(0.4)	(0.1)
Other-than-temporary impairments	—	(0.1)	—	(0.4)
Trading:
Fixed income securities — gross realized gains	1.0	3.5	2.6	5.3
Fixed income securities — gross realized (losses)	(3.4)	(0.4)	(10.4)	(2.4)
Short-term investments — gross realized gains	—	0.1	—	0.1
Cash and cash equivalents — gross realized (losses) gains	(0.1)	—	1.5	—
Equity securities — gross realized gains	—	4.4	94.5	8.9
Equity securities — gross realized (losses)	0.2	(3.6)	(20.1)	(5.0)
Catastrophe bonds — net unrealized (losses) gains	—	(0.1)	0.9	(0.1)
Net change in gross unrealized (losses) gains	(14.9)	38.5	(123.7)	79.4
Investments — equity method:
Gross realized and unrealized (loss) in MVI	(0.1)	(0.1)	(0.2)	(0.1)
Gross realized (loss)/gain in Chaspark	—	(0.8)	—	0.9
Gross realized and unrealized (loss) in Bene	(0.1)	(0.2)	(0.3)	(0.2)
Total net realized and unrealized investment (losses) gains recorded in the statement of operations	$(20.7)	$42.0	$(58.4)	$88.2

Change in available for sale net unrealized (losses) gains:
Fixed income securities	(22.8)	12.9	(105.7)	14.9
Total change in pre-tax available for sale unrealized (losses) gains	(22.8)	12.9	(105.7)	14.9
Change in taxes	1.2	(1.1)	6.7	(1.0)
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$(21.6)	$11.8	$(99.0)	$13.9

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at June 30, 2018 and December 31, 2017:

	As at June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,253.5	$1.6	$(25.5)	$1,229.6
U.S. agency	47.1	0.1	(0.6)	46.6
Municipal	105.1	1.7	(1.1)	105.7
Corporate	2,304.2	10.2	(47.3)	2,267.1
Non-U.S. government-backed corporate	92.2	0.1	(0.5)	91.8
Non-U.S. government	427.5	4.0	(1.3)	430.2
Asset-backed	18.7	—	(0.3)	18.4
Agency mortgage-backed	907.6	5.8	(22.8)	890.6
Total fixed income securities — Available for sale	5,155.9	23.5	(99.4)	5,080.0
Total short-term investments — Available for sale	72.2	—	—	72.2
Total	$5,228.1	$23.5	$(99.4)	$5,152.2

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,166.5	$4.5	$(11.6)	$1,159.4
U.S. agency	51.8	0.5	(0.2)	52.1
Municipal	53.0	2.1	(0.2)	54.9
Corporate	2,391.4	36.1	(11.8)	2,415.7
Non-U.S. government-backed corporate	91.5	0.3	(0.5)	91.3
Non-U.S. government	479.7	6.4	(1.2)	484.9
Asset-backed	26.3	—	(0.1)	26.2
Agency mortgage-backed	941.0	13.7	(8.2)	946.5
Total fixed income securities — Available for sale	5,201.2	63.6	(33.8)	5,231.0
Total short-term investments — Available for sale	90.0	—	(0.1)	89.9
Total	$5,291.2	$63.6	$(33.9)	$5,320.9

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at June 30, 2018 and December 31, 2017:

	As at June 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$155.6	$0.5	$(0.8)	$155.3
Municipal	78.6	—	(0.8)	77.8
Corporate	988.2	3.1	(22.8)	968.5
Non-U.S government-backed corporate	—	—	—	—
Non-U.S. government	222.3	2.0	(5.0)	219.3
Asset-backed	7.3	—	(0.1)	7.2
Agency mortgage-backed	192.6	—	(4.8)	187.8
Total fixed income securities — Trading	1,644.6	5.6	(34.3)	1,615.9
Total short-term investments — Trading	27.4	—	—	27.4
Total catastrophe bonds — Trading	35.8	0.1	(0.4)	35.5
Total	$1,707.8	$5.7	$(34.7)	$1,678.8

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$162.3	$0.4	$(0.8)	$161.9
Municipal	32.4	—	(0.2)	32.2
Corporate	1,036.5	14.0	(4.2)	1,046.3
Non-U.S. government-backed corporate	1.0	—	—	1.0
Non-U.S. government	196.1	6.9	(0.5)	202.5
Asset-backed	9.9	—	—	9.9
Agency mortgage-backed	196.7	0.2	(1.4)	195.5
Total fixed income securities — Trading	1,634.9	21.5	(7.1)	1,649.3
Total short-term investments — Trading	73.0	—	—	73.0
Total equity securities — Trading	414.8	83.5	(7.3)	491.0
Total catastrophe bonds — Trading	33.5	—	(1.1)	32.4
Total	$2,156.2	$105.0	$(15.5)	$2,245.7
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $35.5 million as at June 30, 2018.  The bonds receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2018 to 2021.  The redemption value of the bonds will adjust based on the occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, Japan or Australia.
Investments — Equity Method. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million. The Company made an additional investment of $0.1 million in the twelve months ended December 31, 2017.

On July 26, 2016, the Company purchased through its wholly-owned subsidiary, Acorn Limited, a 20% share of Bene Assicurazioni (“Bene”), an Italian-based motor insurer for a total consideration of $3.3 million. The investment is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses. The Company made an additional investment of $1.2 million in the three months ended June 30, 2018.
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
The tables below show the Company’s investments in the MVI, Bene, Digital Re and Crop Re for the three and six months ended June 30, 2018:

	For the Three Months Ended June 30, 2018
	MVI	Bene	Digital Re	Crop Re	Total
	($ in millions)
Opening undistributed value of investment	$0.4	$2.7	$0.5	$62.5	$66.1
Investment in the period	—	1.2	—	—	1.2
Realized/unrealized losses for the three months to June 30, 2018	(0.1)	(0.1)	—	—	(0.2)
Closing undistributed value of investment	$0.3	$3.8	$0.5	$62.5	$67.1

	Six Months Ended June 30, 2018
	MVI	Bene	Digital Re	Crop Re	Total
	($ in millions)
Opening undistributed value of investment	$0.5	$2.9	$0.5	$62.5	$66.4
Investment in the period	—	1.2	—	—	1.2
Realized/unrealized losses for the six months to June 30, 2018	(0.2)	(0.3)	—	—	(0.5)
Closing undistributed value of investment	$0.3	$3.8	$0.5	$62.5	$67.1

Other Investments. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. For further information, refer to Note 16 in these unaudited condensed consolidated financial statements.

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at June 30, 2018 and December 31, 2017 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at June 30, 2018
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$437.0	$437.4	AA-
Due after one year through five years	2,627.0	2,593.2	AA-
Due after five years through ten years	1,062.2	1,031.1	AA-
Due after ten years	103.4	109.3	A+
Subtotal	4,229.6	4,171.0
Agency mortgage-backed	907.6	890.6	AA+
Asset-backed	18.7	18.4	AAA
Total fixed income securities — Available for sale	$5,155.9	$5,080.0

	As at December 31, 2017
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$561.7	$562.4	AA
Due after one year through five years	2,486.7	2,492.2	AA-
Due after five years through ten years	1,092.2	1,097.4	A+
Due after ten years	93.3	106.3	A
Subtotal	4,233.9	4,258.3
Agency mortgage-backed	941.0	946.5	AA+
Asset-backed	26.3	26.2	AAA
Total fixed income securities — Available for sale	$5,201.2	$5,231.0
Guaranteed Investments. The Company held no investments which were guaranteed by mono-line insurers, excluding those with explicit government guarantees as June 30, 2018 and December 31, 2017. The Company’s exposure to other third-party guaranteed debt was primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio as at June 30, 2018 and December 31, 2017:

	As at June 30, 2018
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$808.1	$(15.8)	$256.1	$(9.7)	$1,064.2	$(25.5)	123
U.S. agency	32.9	(0.6)	—	—	32.9	(0.6)	13
Municipal	90.0	(1.1)	0.7	—	90.7	(1.1)	13
Corporate	1,556.6	(31.9)	285.3	(15.4)	1,841.9	(47.3)	682
Non-U.S. government-backed corporate	42.9	(0.2)	20.9	(0.3)	63.8	(0.5)	14
Non-U.S. government	188.9	(0.8)	59.3	(0.5)	248.2	(1.3)	57
Asset-backed	13.4	(0.2)	5.0	(0.1)	18.4	(0.3)	7
Agency mortgage-backed	407.0	(9.7)	289.4	(13.1)	696.4	(22.8)	240
Total fixed income securities — Available for sale	3,139.8	(60.3)	916.7	(39.1)	4,056.5	(99.4)	1,149
Total short-term investments — Available for sale	41.5	—	—	—	41.5	—	8
Total	$3,181.3	$(60.3)	$916.7	$(39.1)	$4,098.0	$(99.4)	1,157

	As at December 31, 2017
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$652.1	$(5.1)	$259.8	$(6.5)	$911.9	$(11.6)	101
U.S. agency	20.1	(0.2)	6.1	—	26.2	(0.2)	10
Municipal	28.5	(0.2)	—	—	28.5	(0.2)	9
Corporate	699.3	(3.4)	360.7	(8.4)	1,060.0	(11.8)	412
Non-U.S. government-backed corporate	43.5	(0.3)	13.3	(0.2)	56.8	(0.5)	15
Non-U.S. government	206.2	(0.8)	32.0	(0.4)	238.2	(1.2)	47
Asset-backed	11.1	—	10.5	(0.1)	21.6	(0.1)	11
Agency mortgage-backed	257.6	(1.9)	301.9	(6.3)	559.5	(8.2)	156
Total fixed income securities — Available for sale	1,918.4	(11.9)	984.3	(21.9)	2,902.7	(33.8)	761
Total short-term investments — Available for sale	46.9	(0.1)	—	—	46.9	(0.1)	8
Total	$1,965.3	$(12.0)	$984.3	$(21.9)	$2,949.6	$(33.9)	769

Other-Than-Temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the three and six months ended June 30, 2018 was $Nil (2017 —$0.1 million and $0.4 million). For a more detailed description of accounting policies for OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

7.	Variable Interest Entities
As at June 30, 2018, the Company had investments in two variable interest entities (“VIE”): Peregrine Reinsurance Ltd (“Peregrine”) and Silverton Re Ltd (“Silverton”).
Peregrine. In November 2016, the Company, registered Peregrine as a segregated accounts company under the Segregated Accounts Companies Act 2000, as amended. As at June 30, 2018, Peregrine had four segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company’s consolidated financial statements. The Company has, however, determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is not the primary beneficiary of the four segregated accounts of Peregrine but is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the Company has included the results of the Peregrine general fund in its consolidated financial statements. The Company’s exposure to Peregrine’s general fund is not material.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which are collateralized and funded by Silverton through the issuance of one or more series of participating loan notes (collectively, the “Loan Notes”). Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and Aspen U.K., the ceding reinsurers. Silverton was not renewed in 2017 and has not issued any Loan Notes since, in the future, any such quota share support for Aspen Re will be provided by a separate cell of Peregrine.
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
The following tables show the total liability balance of the Loan Notes for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30, 2018
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$86.6	$20.6	$107.2
Total change in fair value for the period	2.4	0.6	3.0
Total distributed in the period	(63.7)	(14.7)	(78.4)
Closing balance as at June 30, 2018	$25.3	$6.5	$31.8

Liability
Loan notes (long-term liabilities)	$20.3	$5.2	$25.5
Accrued expenses (current liabilities)	5.0	1.3	6.3
Total aggregate unpaid balance as at June 30, 2018	$25.3	$6.5	$31.8

	For the Six Months Ended June 30, 2017
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$223.4	$54.5	$277.9
Total change in fair value for the period	6.2	1.6	7.8
Total distributed in the period	(114.1)	(28.6)	(142.7)
Closing balance as at June 30, 2017	$115.5	$27.5	$143.0

Liability
Loan notes (long-term liabilities)	$110.8	$26.4	$137.2
Accrued expenses (current liabilities)	4.7	1.1	5.8
Total aggregate unpaid balance as at June 30, 2017	$115.5	$27.5	$143.0

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at June 30, 2018 and December 31, 2017:

	As at June 30, 2018
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,229.6	$—	$—	$1,229.6
U.S. agency	—	46.6	—	46.6
Municipal	—	105.7	—	105.7
Corporate	—	2,267.1	—	2,267.1
Non-U.S. government-backed corporate	—	91.8	—	91.8
Non-U.S. government	291.6	138.6	—	430.2
Asset-backed	—	18.4	—	18.4
Agency mortgage-backed	—	890.6	—	890.6
Total fixed income securities available for sale, at fair value	1,521.2	3,558.8	—	5,080.0
Short-term investments available for sale, at fair value	69.4	2.8	—	72.2
Held for trading financial assets, at fair value
U.S. government	155.3	—	—	155.3
Municipal	—	77.8	—	77.8
Corporate	—	968.5	—	968.5
Non-U.S. government-backed corporate	—	—	—	—
Non-U.S. government	47.2	172.1	—	219.3
Asset-backed	—	7.2	—	7.2
Agency mortgage-backed	—	187.8	—	187.8
Total fixed income securities trading, at fair value	202.5	1,413.4	—	1,615.9
Short-term investments trading, at fair value	23.3	4.1	—	27.4
Equity investments trading, at fair value	—	—	—	—
Catastrophe bonds trading, at fair value	—	35.5	—	35.5
Other investments (1)	—	—	—	86.2

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	14.1	—	14.1
Liabilities under derivative contracts — foreign exchange contracts	—	(49.3)	—	(49.3)
Loan notes issued by variable interest entities, at fair value	—	—	(20.3)	(20.3)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(5.0)	(5.0)
Total	$1,816.4	$4,979.4	$(25.3)	$6,770.5

(1)
Other investments represents our investment in a real estate fund and is measured at fair value using the net asset value per share practical expedient. As a result this has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets.

Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no significant transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2018.
The Company settled $63.7 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the six months ended June 30, 2018. As at June 30, 2018, there were no the assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

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
The Company settled $115.6 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the twelve months ended December 31, 2017. As at December 31, 2017, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and six months ended June 30, 2018 and 2017:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	($ in millions)
Balance at the beginning of the period	$39.8	$115.1
Distributed to third party	(17.9)	(2.9)
Total change in fair value included in the statement of operations	3.4	3.3
Balance at the end of the period (1)	$25.3	$115.5

Reconciliation of Liabilities Using Level 3 Inputs	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	($ in millions)
Balance at the beginning of the period	$86.6	$223.4
Distributed to third party	(63.7)	(114.1)
Total change in fair value included in the statement of operations	2.4	6.2
Balance at the end of the period (1)	$25.3	$115.5
(1) The amount classified within accrued expenses and other payables was $5.0 million and $4.7 million as at June 30, 2018 and June 30, 2017, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at June 30, 2018 and December 31, 2017, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at June 30, 2018 the Company obtained an average of 2.1 quotes per fixed income investment compared to 2.0 quotes as at December 31, 2017. Pricing sources used in pricing fixed income investments as at June 30, 2018 and December 31, 2017 were as follows:

	As at June 30, 2018	As at December 31, 2017
Index providers	84%	84%
Pricing services	14	11
Broker-dealers	2	5
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at June 30, 2018 and December 31, 2017 is provided below:

	As at June 30, 2018		As at December 31, 2017
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,384.9	100%	$1,321.3	100%
U.S. agency	44.8	96%	43.4	83%
Municipal	133.6	73%	37.4	43%
Corporate	3,075.1	95%	3,299.6	83%
Non-U.S. government-backed corporate	40.4	44%	44.0	48%
Non-U.S. government	342.9	53%	399.4	58%
Asset-backed	12.5	49%	13.5	37%
Agency mortgage-backed	570.3	53%	605.0	53%
Total fixed income securities	$5,604.5	84%	$5,763.6	84%
Equities	—	—%	491.0	100%
Total fixed income securities and equity investments	$5,604.5	84%	$6,254.6	85%
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
Foreign Government. The issuers for securities in this category are non-U.S. governments and their agencies. The fair values of certain non-U.S. government bonds, primarily sourced from international indices, are based on unadjusted market prices in active markets and are therefore classified within Level 1. The remaining non-U.S government bonds are classified within Level 2 as they are not as actively traded. The fair values of the non-U.S. agency securities, again primarily sourced from international indices, are priced using the spread above the risk-free yield curve. As the yields for the risk-free yield curve and the spreads for these securities are observable market inputs, the fair values of non-U.S. agency securities are classified within Level 2. In addition, foreign government securities include a portion of the Emerging Market Debt (“EMD”) portfolio which is also classified within Level 2.
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
Foreign Exchange Contracts. The foreign exchange contracts which the Company uses to mitigate currency risk are characterized as OTC due to their customized nature and the fact that they do not trade on a major exchange. These instruments trade globally in a deep, liquid market, providing substantial price transparency and accordingly are classified as Level 2.
Other investments. The Company’s other investments represent our investment in a real estate fund. Adjustments to the fair value are made based on the net asset value of the investment. The net valuation criteria established by the manager of such investments are established in accordance with the governing documents and the asset manager's valuation guidelines, which consider a two part approach: the discounted cash flows approach; and return relative to benchmarks (the performance multiple approach). Alternative valuation methodologies may be employed for investments with unusual characteristics.
Loan Notes Issued by Silverton. Silverton, a licensed special purpose insurer, is consolidated into the Company’s accounts as a VIE. In the fourth quarter of 2014, Silverton issued an additional $85.0 million ($70.0 million third-party funded) of Loan Notes with a maturity date of September 18, 2017. In the fourth quarter of 2015, Silverton issued an additional $125.0 million ($100.0 million third-party funded) of Loan Notes with a maturity date of September 17, 2018. In the fourth quarter of 2016, Silverton issued an additional $130.0 million ($105.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2019. Silverton was not renewed in 2017 and has not issued any Loan Notes since, in the future, any such quota share support for Aspen Re will be provided by a separate cell of Peregrine. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, as they are not quoted on an active market and contain significant unobservable inputs, they have been classified as a Level 3 instrument in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or a combination of Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is initially determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at June 30, 2018 and December 31, 2017 are presented in the tables below:

As at June 30, 2018	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$25.3	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

As at December 31, 2017	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$86.6	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0
(1) The amounts classified within accrued expenses and other payables were $5.0 million and $42.4 million as at June 30, 2018 and December 31, 2017, respectively.
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
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own reinsurance and insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The total amount recoverable by the Company from reinsurers as at June 30, 2018 was $1,656.4 million (December 31, 2017 — $1,515.2 million) of which $1,126.5 million was uncollateralized (December 31, 2017 — $1,001.9 million). As at June 30, 2018 16.7% (December 31, 2017 — 17.0%) of the Company’s uncollateralized reinsurance recoverables were with Munich Re which is rated A+ by A.M Best and AA- by S&P, 12.1% (December 31, 2017 — 13.8%) with Lloyd’s Syndicates which are rated A by A.M Best and A+ by S&P and 8.6% (December 31, 2017 — 7.6%) with Aioi Nissay Dowa Insurance Co which is rated A+ by A.M best and S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at June 30, 2018.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at June 30, 2018 and December 31, 2017:

		As at June 30, 2018			As at December 31, 2017
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$340.9	$14.2	(1)	$577.7	$5.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$812.4	$(49.3)		$173.9	$(1.0)

(1)	Net of $2.3 million cash collateral (December 31, 2017 — $0.6 million).

		As at June 30, 2018		As at December 31, 2017
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$114.3	$(0.1)	$60.6	$1.4

The following table provides the unrealized and realized gains recorded in the statements of operations and other comprehensive income for derivatives that are not designated or designated as hedging instruments under ASC 815 - "Derivatives and Hedging" for the three and six months ended June 30, 2018 and 2017.

		Amount of Gain Recognized on Derivatives
		Three Months Ended		Six Months Ended
	Location of Gain Recognized on Derivatives	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivatives not designated as hedges		($ in millions)		($in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	(46.1)	17.6	(22.6)	20.7

Derivatives designated as hedges
Foreign Exchange Contracts	General, administrative and corporate expenses	1.3	0.9	3.0	1.2
Foreign Exchange Contracts	Net change from current period hedged transactions	(2.6)	2.4	(1.7)	3.7

Foreign Exchange Contracts. The Company uses foreign exchange contracts to manage foreign currency risk associated with our operating expenses but also foreign exchange risk associated with net assets or liabilities in currencies other than the U.S. dollar. A foreign exchange contract involves an obligation to purchase or sell a specified currency at a future date at a price set at the time of the contract. Foreign exchange contracts will not eliminate fluctuations in the value of the Company’s assets and liabilities denominated in foreign currencies but rather allow it to establish a rate of exchange for a future point in time.
As at June 30, 2018, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $1,153.3 million (December 31, 2017 — $751.6 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and six months ended June 30, 2018, the impact of foreign exchange contracts on net income was a loss of $46.1 million (June 30, 2017 — gain of $17.6 million) and a loss of $22.6 million (June 30, 2017 — gain of $20.7 million), respectively.
As at June 30, 2018, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $114.3 million (December 31, 2017 — $60.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion for the three and six months ended June 30, 2018 was a net unrealized loss of $2.6 million (June 30, 2017 — gain of $2.4 million) and a net unrealized loss of $1.7 million (June 30, 2017 —gain of $3.7 million), respectively.
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the three and six months ended June 30, 2018, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized gain of $1.3 million (June 30, 2017 — gain of $0.9 million) and a realized gain of $3.0 million (June 30, 2017 — gain of $1.2 million), respectively.
11.     Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	($ in millions)		($ in millions)
Balance at the beginning of the period	$319.9	$367.5	$294.3	$358.4
Acquisition costs deferred	64.6	93.4	181.0	216.2
Amortization of deferred policy acquisition costs	(85.9)	(96.3)	(176.7)	(210.0)
Balance at the end of the period	$298.6	$364.6	$298.6	$364.6

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the six months ended June 30, 2018 and 2017 and the twelve months ended December 31, 2017:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	Twelve Months Ended December 31, 2017
	($ in millions)
Provision for losses and LAE at the start of the year	$6,749.5	$5,319.9	$5,319.9
Less reinsurance recoverable	(1,515.2)	(560.7)	(560.7)
Net loss and LAE at the start of the year	5,234.3	4,759.2	4,759.2

Net loss and LAE expenses (disposed)	—	—	(125.5)

Provision for losses and LAE for claims incurred:
Current year	700.8	749.2	2,100.1
Prior years	(80.2)	(74.9)	(105.4)
Total incurred	620.6	674.3	1,994.7
Losses and LAE payments for claims incurred:
Current year	(49.7)	(54.4)	(397.5)
Prior years	(874.7)	(686.7)	(1,157.6)
Total paid	(924.4)	(741.1)	(1,555.1)

Foreign exchange losses/(gains)	(54.1)	99.6	161.0

Net losses and LAE reserves at period end	4,876.4	4,792.0	5,234.3
Plus reinsurance recoverable on unpaid losses at period end	1,656.4	779.4	1,515.2
Provision for losses and LAE at the end of the relevant period	$6,532.8	$5,571.4	$6,749.5
For the six months ended June 30, 2018, there was a reduction of $80.2 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $74.9 million for the six months ended June 30, 2017. The Company ceded $125.5 million of reserves as part of an adverse development cover purchased during the twelve months ended December 31, 2017. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

The following tables show an analysis of incurred claims and allocated loss adjustment expenses, net of reinsurance and cumulative paid claims and allocated claim adjustment expenses, net of reinsurance as at June 30, 2018, December 31, 2017, 2016, 2015, 2014, 2013 and 2012. The loss development triangles are derived from all business written by the Company as although a limited number of contracts are written which have durations of greater than one year the contracts do not meet the definition of a long duration contract. The triangles should be reviewed in conjunction with the loss development triangles included in “Note 12 — Reserves for Losses and Loss Adjustment Expenses” in our 2017 Annual Report on Form 10-K filed with the SEC.

	Insurance
	Incurred Claims, IBNR and Allocated Loss Adjustment Expenses, Net of Reinsurance							As at June 30, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q2 2018
	$ (in millions)
2012	605.0	626.8	655.9	669.9	654.7	638.2	647.2	45.9	15,682
2013		689.6	667.9	679.0	660.4	650.6	651.1	32.4	14,631
2014			755.6	730.1	702.4	695.1	699.5	68.0	18,836
2015				916.0	905.9	855.1	858.1	154.4	21,132
2016					909.3	881.6	873.6	284.6	21,052
2017						896.1	847.7	175.9	20,622
2018							307.0	192.9	6,929
						Total	$4,884.2

	Insurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q2 2018
	($ in millions)
2012	117.3	307.9	378.5	452.9	502.8	524.7	531.7
2013		90.7	254.5	364.9	455.0	502.8	532.7
2014			99.5	247.5	389.8	465.9	481.0
2015				119.2	326.9	471.9	523.4
2016					117.3	346.1	415.4
2017						167.8	369.5
2018							32.2
					Total		$2,885.9

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance						$1,998.3
		All outstanding liabilities before 2012, net of reinsurance					114.0
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,112.3

	Reinsurance
	Incurred Claims, IBNR and Allocated Loss Adjustment Expenses, Net of Reinsurance							As at June 30, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q2 2018
	$ (in millions)
2012	692.8	737.3	720.9	690.6	689.4	687.9	686.7	71.2	3,838
2013		579.6	572.2	550.2	524.3	504.9	499.7	66.2	3,689
2014			550.6	529.9	514.2	487.1	477.5	82.8	3,696
2015				580.3	564.5	558.2	536.9	117.6	3,899
2016					749.1	762.8	768.9	218.1	3,709
2017						1,190.2	1,189.0	420.5	3,746
2018							362.5	289.9	1,415
				Total			$4,521.2

	Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q2 2018
	($ in millions)
2012	63.2	248.2	360.9	414.8	458.7	496.5	511.4
2013		63.2	186.8	278.4	320.1	359.9	371.6
2014			57.0	172.6	248.5	289.2	308.1
2015				57.5	171.4	272.1	306.2
2016					125.5	350.7	400.0
2017						227.9	508.1
2018							17.5
					Total		$2,422.9

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance						2,098.3
		All outstanding liabilities before 2012, net of reinsurance					619.9
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,718.2

Six Months Ended June 30, 2018
($ in millions)
Net outstanding liabilities:
Insurance lines	2,112.3
Reinsurance lines	2,718.2
Net loss and LAE	4,830.5

Reinsurance recoverable on unpaid losses:
Insurance lines	1,382.8
Reinsurance lines	273.6
Total reinsurance recoverable on unpaid losses	1,656.4

Insurance lines other than short-duration	—
Unallocated claims incurred	49.7
Other	(3.8)
45.9

Provision for losses and LAE at the end of the period	6,532.8

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at June 30, 2018 and December 31, 2017:

	As at June 30, 2018		As at December 31, 2017
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	59,687,717	90	59,474,085	90
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		122		122
Additional paid-in capital as at June 30, 2018 was $965.4 million (December 31, 2017 — $954.7 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $525.0 million (December 31, 2017 — $525.0 million) less issue costs of $13.1 million (December 31, 2017 — $13.1 million).

Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the six months ended June 30, 2018:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2017	59,474,085
Ordinary share transactions in the six months ended June 30, 2018
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	208,954
Ordinary shares issued to non-employee directors	4,678
Ordinary shares in issue as at June 30, 2018	59,687,717
Share Repurchase Authorization Program. On February 8, 2017, the Company’s Board of Directors approved a share repurchase authorization program of $250.0 million. The share repurchase authorization program, which expires on February 8, 2019, permits the Company to effect the repurchases of its ordinary shares from time to time through a combination of transactions, including open market purchases, privately negotiated transactions and accelerated share repurchase transactions. The Company did not acquire or cancel any ordinary shares for the three and six months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company acquired and canceled 197,673 ordinary shares for a total consideration of $10.0 million.
Preference Share Issuance. The Company did not issue any preference shares for the three and six months ended June 30, 2018.

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
The total number of ordinary shares that may be issued under the Company’s 2013 Share Incentive Plan is 2,845,683 ordinary shares.
Restricted Share Units. Restricted share units (“RSUs”) granted to employees typically vest over a three-year period subject to the employee’s continued service. RSUs granted to employees vest on the anniversary of the date of grant or when the Compensation Committee of the Board of Directors agrees to deliver them. Holders of RSUs will be paid one ordinary share for each RSU that vests as soon as practicable following the vesting date. Holders of RSUs generally will not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their RSUs vest and ordinary shares are issued but they are entitled to receive dividend equivalents. Dividend equivalents are denominated in cash and paid in cash if and when the underlying RSUs vest.
The fair value of the RSUs is based on the closing price on the date of the grant less a deduction for illiquidity, and is expensed through the income statement evenly over the vesting period. In the six months ended June 30, 2018, the Company granted 230,766 RSUs (2017 — 174,489) to its employees. Compensation costs charged against income in respect of RSUs granted to employees for the six months ended June 30, 2018 were $4.6 million (2017 —$5.0 million). The total tax credit recognized by the Company in relation to RSUs in the six months ended June 30, 2018 was $1.1 million (2017 — $1.2 million).
Performance Shares. Performance share awards are subject to a three-year service vesting period with a separate annual growth in diluted book value per share (“BVPS”) test for each year, adjusted to add back ordinary shares and movements in AOCI to shareholders' equity. Accordingly, one-third of the award may be earned in each calendar year. Performance share awards are not entitled to dividends before they vest and are subject to the employee’s continued employment. If performance goals are achieved, the performance shares will vest up to a maximum of 200% of target.
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
During the six months ended June 30, 2018, the Company granted 215,273 performance shares to its employees (2017 — 206,076).

The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant less a deduction for illiquidity and expected dividends which would not accrue during the vesting period. Net compensation costs charged against income in the six months ended June 30, 2018 in respect of performance shares were $2.7 million (2017 — $1.2 million). The total tax recognized by the Company in relation to performance shares in the six months ended June 30, 2018 was a tax credit of $0.6 million (2017 — $0.3 million credit), excluding excess tax benefits.
Phantom Shares. Phantom share awards are subject to a three-year service vesting period with a separate annual growth in diluted BVPS test for each year, adjusted to add back ordinary shares and movements in AOCI to shareholders' equity. One-third of the award may be earned in each calendar year with the vested amount being paid in cash in lieu of ordinary shares. As ordinary shares are not issued, phantom shares have no dilutive effect.
During the six months ended June 30, 2018, the Company granted 150,185 phantom shares to its employees (2017 — 173,619).
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
Compensation costs charged against income in the six months ended June 30, 2018 in respect of phantom shares were $1.6 million (2017 — $2.1 million). The total tax recognized by the Company in relation to phantom shares in the six months ended June 30, 2018 was $0.6 million (2017 — $0.1 million), excluding excess tax benefits.

(b)	Employee Share Purchase Plans
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”), which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. Employees can purchase the Company’s ordinary shares at a discounted price equivalent to eighty-five percent (85%) of the fair market value of the ordinary shares on the offering date which may be adjusted upon changes in capitalization of the Company. Under the ESPP, 31,684 ordinary shares were exercised and issued during the six months ended June 30, 2018 (2017 — 9,979). No ESPP options were granted in 2018. Compensation costs charged against income in the six months ended June 30, 2018 in respect of the ESPP were $0.1 million (2017 — $0.2 million). The total tax credit recognized by the Company in relation to the ESPP in the six months ended June 30, 2018 was $Nil (2017 — $Nil).
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

The following table summarizes information about RSUs issued to non-employee directors as at June 30, 2018:

	Restricted Share Units
	As at June 30, 2018	As at June 30, 2017
RSU Holder	Amount Granted	Amount Granted
Non-Employee Directors	29,025	22,230
Chairman	12,900	8,892

Compensation costs charged against income in respect of RSUs granted to non-employee directors for the six months ended June 30, 2018 were $0.8 million (2017 — $0.7 million). The total tax charge recognized by the Company in relation to non-employee RSUs in the six months ended June 30, 2018 was $Nil (2017 — $Nil).

15.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018				Three Months Ended June 30, 2017
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trademarks	$2.8	$—	$(0.1)	$2.7	$6.4	$—	$(0.1)	$6.3
Insurance Licenses	16.7	—	—	16.7	16.7	—	—	16.7
Agency Relationships	2.2	—	(0.2)	2.0	25.8	—	(0.7)	25.1
Non-compete Agreements	0.6	—	(0.1)	0.5	3.1	—	(0.1)	3.0
Consulting Relationships	—	—	—	—	0.9	—	(0.1)	0.8
Goodwill	3.9	—	—	3.9	26.0	—	—	26.0
Renewal Rights	1.3	—	(0.1)	1.2	1.6	—	(0.1)	1.5
Total	$27.5	$—	$(0.5)	$27.0	$80.5	$—	$(1.1)	$79.4

	Six Months Ended June 30, 2018				Six Months Ended June 30, 2017
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trademarks	$2.9	$—	$(0.2)	$2.7	$6.6	$—	$(0.3)	$6.3
Insurance Licenses	16.7	—	—	16.7	16.7	—	—	16.7
Agency Relationships	2.3	—	(0.3)	2.0	26.2	—	(1.1)	25.1
Non-compete Agreements	0.7	—	(0.2)	0.5	3.3	—	(0.3)	3.0
Consulting Relationships	—	—	—	—	0.9	—	(0.1)	0.8
Goodwill	3.9	—	—	3.9	24.2	1.8	—	26.0
Renewal Rights	1.4	—	(0.2)	1.2	1.7	—	(0.2)	1.5
Total	$27.9	$—	$(0.9)	$27.0	$79.6	$1.8	$(2.0)	$79.4

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
Following the sale the Company performed its annual qualitative assessment on the residual intangible assets of the agricultural consulting business and determined that it was more likely than not that the intangible assets were impaired. The Company therefore recognized an impairment charge of $3.4 million in the year ended December 31, 2017.
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
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at June 30, 2018, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2017 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the Company’s licenses as at June 30, 2018 was $16.6 million (December 31, 2017 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Goodwill. On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Aspen U.S. Holdings, a 49% share of Digital Re. The Company valued the goodwill at $1.8 million. The goodwill is deemed to have an indefinite useful life and will be assessed for impairment annually.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders. The following table details the forms and value of the Company’s restricted assets as at June 30, 2018 and December 31, 2017:

	As at June 30, 2018	As at December 31, 2017
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,154.5	$1,455.0
Third party	2,431.1	2,425.3
Letters of credit / guarantees (1)	840.3	658.5
Investment commitment — real estate fund	13.8	100.0
Other investments — real estate fund	86.2	—
Total restricted assets	$4,525.9	$4,638.8
Total as percent of investable assets(2)	56.0%	53.4%

(1)	As at June 30, 2018, the Company had pledged funds in the amount of $840.3 million (December 31, 2017 — $658.5 million) as collateral for the secured letters of credit.

(2)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

Real Estate Fund. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. As of June 30, 2018, the Company had a remaining capital call of $13.8 million outstanding.

Investments in this real estate fund may be redeemed on a quarterly basis with 90 days’ notice subject to available cash in the fund once the lock-up period ends two years after the capital call. If sufficient cash is not available then all requested redemptions will be made on a pro rata basis. If a redemption request has not been met in full, as of such calendar quarter, the remaining portion of the request will be redeemed in subsequent quarters. There are no assurances as to when the Company may be able to withdraw, in whole or in part, its redemption request from the fund. A lock-up period is the initial amount of time an investor is contractually required to remain invested before having the ability to redeem.
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at June 30, 2018 in the amount of $494.2 million (December 31, 2017 — $458.7 million).
The amounts provided as Funds at Lloyd’s are drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at June 30, 2018 was £0.4 million (December 31, 2017 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
Credit Agreement. On March 27, 2017, Aspen Holdings and certain of its direct or indirect subsidiaries (collectively, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement (the “Credit Agreement”) with various lenders and Barclays Bank plc, as administrative agent. The Credit Agreement will be used by the Borrowers to finance the working capital needs of the Company and its subsidiaries, for letters of credit in connection with the insurance and reinsurance businesses of the Company and its subsidiaries and for other general corporate purposes. Initial availability under the Credit Agreement is $200 million and the Company has the option (subject to obtaining commitments from acceptable lenders) to increase the Credit Agreement by up to $100 million. The Credit Agreement will expire on March 27, 2022.
As at June 30, 2018, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
Other Credit Facilities. On June 29, 2018, Aspen Bermuda and Citibank Europe plc (“Citi Europe”) amended the committed letter of credit facility, dated June 30, 2012, as amended on June 30, 2014 and June 30, 2016, (the “LOC Facility”). The amendment to the LOC facility extends the term of the LOC Facility to June 30, 2020 and provides a maximum aggregate amount of up to $550.0 million. Under the LOC Facility, Aspen Bermuda will pay to Citi Europe (a) a letter of credit fee based on the available amounts of each letter of credit and (b) a commitment fee, which varies based upon usage, on the unutilized portion of the LOC Facility. Aspen Bermuda will also pay interest on the amount drawn by any beneficiary under the LOC Facility at a rate per annum of LIBOR plus 1% (plus reserve asset costs, if any) from the date of drawing until the date of reimbursement by Aspen Bermuda. In addition, Aspen Bermuda and Citi Europe entered into an uncommitted letter of credit facility whereby Aspen Bermuda has the ability to request letters of credit under this facility subject to the prior approval of Citi Europe. The fee associated with the uncommitted facility is a letter of credit fee based on the available amounts of each letter of credit issued under the uncommitted facility. Both the LOC Facility and the uncommitted facility are used to secure obligations of Aspen Bermuda to its policyholders. In addition to these facilities, we also use regulatory trusts to secure our obligations to policyholders.
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the LOC Facility with Citi Europe, as previously filed with the SEC, remain in full force and effect. As at June 30, 2018, we had $444.2 million of outstanding collateralized letters of credit under the LOC Facility (December 31, 2017 — $449.4 million under the LOC Facility).

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at June 30, 2018 were:

	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating Lease Obligations	$9.1	$15.9	$15.4	$10.9	$8.9	$74.6	$134.8

(c)	Contingent liabilities
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
As at June 30, 2018 and December 31, 2017, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

17.	Subsequent Events
On August 2, 2018 we announced our decision to cease underwriting international professional indemnity, marine hull and aviation on the Lloyd’s platform.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2017 Annual Report on Form 10-K filed with the SEC.
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
Overview
Key results for the three months ended June 30, 2018 include:

•
Gross written premiums of $853.8 million for the second quarter of 2018, an increase of 3.9% from the second quarter of 2017. Gross written premiums in reinsurance decreased by 2.9% mainly due to a reduction in specialty reinsurance. Gross written premiums in insurance increased by 8.5% due to growth across all lines of business;

•
There were $18.2 million, or 3.5 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the second quarter of 2018 compared with $37.4 million, or 6.7 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries in the second quarter of 2017;

•
Net favorable development on prior year loss reserves of $42.5 million for the second quarter of 2018 had a favorable impact of 8.2 percentage points on the combined ratio, compared with a net favorable development on prior year loss reserves of $48.7 million in the second quarter of 2017, which had a favorable impact of 8.7 percentage points on the combined ratio;

•	Combined ratio of 97.4% for the second quarter of 2018 compared with 100.0% for the second quarter of 2017;

•	Realized and unrealized foreign exchange gains of $5.2 million for the second quarter of 2018 compared with losses of $20.6 million in the second quarter of 2017;

•
A loss of $46.1 million in the second quarter of 2018 compared with a gain of $17.6 million in the second quarter of 2017 in respect of foreign exchange contracts not designated as hedging instruments primarily due to changes in exchange rates between the U.S. Dollar and the Euro and British Pound;

•
An unrealized translation gain, net of taxes recognized in accumulated other comprehensive income, of $23.4 million in the second quarter of 2018 compared with a loss of $21.3 million in the second quarter of 2017, due predominantly to changes in exchange rates between the U.S. Dollar and the Euro and British Pound;

•
Realized and unrealized investment losses of $20.7 million for the second quarter of 2018 compared with gains of $42.0 million in the second quarter of 2017 due to mark to market changes in the valuation of our fixed income trading portfolios;

•	Realized loss on debt extinguishment of $8.6 million associated with the redemption of $125.0 million of our 6.00% senior notes;

•	Diluted net (loss) per ordinary share of $(0.38) for the quarter ended June 30, 2018 compared with diluted net income per ordinary share of $1.07 for the second quarter of 2017;

•	Annualized net (loss)/income return on average ordinary shareholders’ equity of (4.0)% for the second quarter of 2018 compared with 8.8% for the second quarter of 2017; and

•	Diluted book value per ordinary share(1) of $38.21 as at June 30, 2018, a 4.7% reduction from December 31, 2017, mainly due to a $100.5 million reduction in shareholders’ equity.
(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity decreased by $31.0 million to $2,828.0 million during the three months ended June 30, 2018. The most significant movements were:

•
a $36.7 million decrease in retained earnings for the period primarily related to a $14.7 million net loss, the payment of $14.3 million of ordinary share dividends and $7.6 million of preference share dividends; and

•
a $0.3 million reduction in accumulated other comprehensive income which included a $21.6 million net unrealized loss on investments, a $23.4 million net gain in foreign currency translation and a $2.1 million net loss in the value of hedged foreign exchange contracts

Ordinary shareholders’ equity as at June 30, 2018 and December 31, 2017 were:

	As at June 30, 2018	As at December 31, 2017
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,828.0	$2,928.5
Preference shares less issue expenses	(511.9)	(511.9)
Non-controlling interests	(3.0)	(2.7)
Net assets attributable to ordinary shareholders	$2,313.1	$2,413.9
Issued ordinary shares	59,687,717	59,474,085
Issued and potentially dilutive ordinary shares	60,533,602	60,202,409
Outlook and Trends
Gross written premiums in reinsurance decreased by approximately 3% compared to the second quarter of 2017 due to lower gross written premiums in our specialty reinsurance sub-segment where we have reduced exposure to areas, such as engineering and trade credit, where we believe ceding commissions are too high. Rates in reinsurance were positive but narrowing in the first half of 2018 and flat on average at the July 1 renewals.
Gross written premiums in insurance increased by approximately 8% compared to the second quarter of 2017 as a result of growth in all sub-segments. Rates increased on average by 4.8% at the July 1 renewals. The U.S. property business that we have renewed so far in 2018 had an average rate increase of approximately 12.1%. The current U.S. property book is subject to a 61% quota share although we anticipate retaining more of it as the book improves. As we continue to reposition the insurance segment, we have decided to no longer underwrite international professional indemnity, marine hull and aviation on the Lloyd’s platform.
In both segments we have reduced our net retentions through the purchase of additional reinsurance as part of our strategy to reduce volatility and our exposures to 1-in-100 and 1-in-250 cat events relative to total shareholders’ equity.
We continue to be on track to achieve our targeted savings of $30.0 million in 2018 from our operational and efficiency program.
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
Results of Operations for the Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017
The following is a discussion and analysis of our consolidated results of operations for the three months ended June 30, 2018 and 2017, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $31.7 million, or 3.9%, in the second quarter of 2018 compared to the second quarter of 2017. Gross written premiums from our reinsurance segment decreased by $9.6 million, or 2.9%, in the second quarter of 2018 compared to the second quarter of 2017 largely due to a reduction in specialty reinsurance. Gross written premiums from our insurance segment increased by $41.3 million, or 8.5%, in the second quarter of 2018 compared to the second quarter of 2017 due to growth across all insurance business lines.
The table below shows our gross written premiums and the percentage change in gross written premiums for each business segment for the three months ended June 30, 2018 and 2017:

Business Segment	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% increase/(decrease)
	($ in millions)	($ in millions)
Reinsurance	$326.0	$335.6	(2.9)%
Insurance	527.8	486.5	8.5%
Total	$853.8	$822.1	3.9%
Ceded reinsurance. Total reinsurance ceded in the second quarter of 2018 was $367.8 million, an increase of $124.4 million from the second quarter of 2017. Ceded reinsurance costs increased by $115.4 million in our insurance segment primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. Ceded reinsurance costs increased by $9.0 million in our reinsurance segment due predominantly to increased ceded reinsurance for our property catastrophe business lines where business previously ceded to Silverton, a consolidated entity, is now ceded to Peregrine, a non-consolidated entity, as well as due to an increase in ceded reinsurance premiums following the sale of AgriLogic in December 2017. The changes in our reinsurance program reduced our retention ratio (defined as net written premium as a percentage of gross written premium) by 13.5 percentage points to 56.9% in the second quarter of 2018 compared to 70.4% in the second quarter of 2017.
Net premiums earned. Net premiums earned in the second quarter of 2018 decreased by 7.6% from the second quarter of 2017 primarily due to changes to the ceded reinsurance program listed above. The reduction in net premiums earned was a result of a $138.3 million increase in ceded earned reinsurance premiums partially offset by a $95.8 million increase in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio for the quarter decreased by 1.9 percentage points from 61.6% in the second quarter of 2017 to 59.7% in the second quarter of 2018. The increase in the loss ratio was largely due to a $42.5 million reduction in net earned premiums and a $6.2 million decrease in net favorable development on prior year loss reserves partially offset by a $19.9 million decrease in large losses and a $19.2 million decrease in catastrophe losses.
In the reinsurance segment, the loss ratio for the three months ended June 30, 2018 was 57.8% compared to 56.0% in the equivalent period in 2017. The increase in the loss ratio for the quarter was largely due to a $29.3 million increase in ceded earned premiums and a $1.1 million decrease in prior year reserve releases partially offset by a $3.3 million decrease in large losses and a $0.2 million decrease in catastrophe losses. In the second quarter of 2018, we experienced $10.1 million of catastrophe losses, net of reinsurance recoveries, from U.S. weather-related events. We experienced $10.3 million of natural catastrophe losses in the equivalent quarter of 2017, primarily from U.S. and Australian weather-related events. In the second quarter of 2018, we experienced a $7.6 million loss from a dam construction project and a $5.6 million fire-related loss compared with $16.5 million of fire-related losses in the comparative period in 2017. Reserve releases for the current quarter were predominantly from our property reinsurance lines, while reserve releases in the comparative quarter in 2017 were a result of favorable development across all reinsurance business lines and included a $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa.
In the insurance segment, the loss ratio decreased to 62.2% in the second quarter of 2018 from 66.9% in the second quarter of 2017 largely due to a $19.0 million decrease in catastrophe losses and a $16.6 million decrease in large losses partially offset by a $5.1 million decrease in prior year reserve releases and a $109.0 million increase in ceded earned premiums. The increase in ceded earned premiums was primarily due to an increase in the proportion of business ceded to our quota share programs which produced a proportionate increase in ceded reinsurance recoveries. In the second quarter of 2018, we experienced $8.1 million of natural catastrophe losses, net of reinsurance recoveries, from weather-related events in the U.S. and the U.K. We experienced $27.1 million of natural catastrophe losses due to U.S. weather-related events in the equivalent quarter of 2017. In the second quarter of 2018, we experienced no large losses, while in the comparative period in 2017 we experienced a $6.8 million surety loss and a $9.8 million U.S. fire-related loss. Prior year reserve releases decreased from $16.1 million in the second quarter of 2017 to $11.0 million in the current period. Reserve releases in the current quarter were from property, casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines. Releases in the comparative quarter in 2017 were principally from our marine, aviation and energy lines which included a $15.4 million of reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio.
The tables below show our loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined second quarter 2018 catastrophe losses as losses associated with U.S. and the U.K weather-related events. We defined catastrophe losses in the second quarter of 2017 as losses associated with U.S. and Australian weather-related events. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended June 30, 2018	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	57.8%	(3.5)%	54.3%
Insurance	62.2%	(3.5)%	58.7%
Total	59.7%	(3.5)%	56.2%

For the Three Months Ended June 30, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	56.0%	(3.8)%	52.2%
Insurance	66.9%	(9.4)%	57.5%
Total	61.6%	(6.7)%	54.9%

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	20.5%	19.5%	19.9%	19.8%	19.6%	18.9%
Effect of ceded reinsurance	1.2	(9.5)	(3.4)	(0.2)	(4.8)	(1.8)
Net policy acquisition expense ratio	21.7%	10.0%	16.5%	19.6%	14.8%	17.1%

Gross general, administrative and corporate expense ratio (1)	7.6	11.9	13.0	12.7	15.3	16.0
Effect of ceded reinsurance premiums	2.1	12.9	8.2	2.2	7.4	5.3
Net general and administrative expense ratio	9.7%	24.8%	21.2%	14.9%	22.7%	21.3%

Total net expense ratio	31.4%	34.8%	37.7%	34.5%	37.5%	38.4%

(1)	The total group general and administrative expense ratio includes corporate and non-operating expenses. Comparative ratios have been re-presented to include corporate and non-operating expenses.
The net policy acquisition expense ratio for the second quarter of 2018 decreased compared to the second quarter of 2017 as a result of an increase in over-rider commissions associated with increased ceded reinsurance and a reduction in the gross policy acquisition ratio due to a change in business mix in the reinsurance segment, partially offset by a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic.
General, administrative and corporate expenses decreased by $9.7 million from $119.9 million in the second quarter of 2017 to $110.2 million in the second quarter of 2018. The total general, administrative and corporate expense ratio, before the effect of reinsurance, for the second quarter of 2018 decreased by 3.0 percentage points from the second quarter 2017 due predominantly to a reduction in administration costs in the reinsurance segment following the sale of AgriLogic, a reduction in the operating expenses in the insurance segment and a reduction in accruals for performance-related pay.
Net investment income. Net investment income for the second quarter of 2018 was $50.4 million, a 6.3% increase compared to $47.4 million in the second quarter of 2017, due to an increase in income from our fixed income portfolios.
Change in fair value of derivatives. In the three months ended June 30, 2018, we experienced a loss of $46.1 million (2017 — gain of $17.6 million) in respect of foreign exchange contracts not designated as hedging instruments due predominantly to changes in exchange rates between the U.S. Dollar and the Euro and British Pound and a gain of $1.3 million (2017 — gain of $0.9 million) in respect of foreign exchange contracts designated as hedging instruments.

(Loss)/income before tax. In the second quarter of 2018, loss before tax was $16.2 million (2017 — income of $77.0 million) consisting of the amounts set out in the table below:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017
	($ in millions)
Underwriting income	$38.1	$13.2
Corporate expenses	(16.0)	(11.4)
Amortization and non-recurring expenses	(9.1)	(2.1)
Net other income	1.6	1.6
Net investment income	50.4	47.4
Change in fair value of derivatives	(46.1)	17.6
Change in fair value of loan notes issued by variable interest entities	(3.4)	(3.3)
Realized and unrealized investment gains	3.5	49.0
Realized and unrealized investment (losses)	(24.2)	(7.0)
Realized (loss) on the debt extinguishment	(8.6)	—
Net realized and unrealized foreign exchange gains/(losses)	5.2	(20.6)
Interest expense	(7.6)	(7.4)
(Loss)/income before tax	$(16.2)	$77.0
Realized and unrealized investment (losses)/gains. Total realized and unrealized investment losses recorded in the statement of operations for the three months ended June 30, 2018 were $20.7 million (2017 — $42.0 million gain). For more detail, please refer to Note 6 of the unaudited condensed consolidated financial statements contained in this report.
Realized loss on debt extinguishment. On June 18, 2018, we redeemed $125.0 million of our 6.00% senior notes. The redemption resulted in a realized loss, or make-whole payment, of $8.6 million.
Taxes. Income tax credit for the three months ended June 30, 2018 was $1.5 million (2017 — $1.2 million expense) equating to an estimated effective tax rate of 9.3% (2017 — 1.6%). The increase in the tax rate for the three months ended June 30, 2018 was due to the introduction of the U.S. Base Erosion Anti-abuse Tax (“BEAT”) on premium ceded from U.S. subsidiaries to non-U.S. related parties. In addition, the tax rate for the three months ended June 30, 2017 benefited from a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation.” For further information, refer to Part I, Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC.
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
Net (loss)/income after tax. Net loss after tax for the three months ended June 30, 2018 was $14.7 million, equivalent to a basic loss per ordinary share of $0.38 adjusted for the $7.6 million preference share dividends and $0.1 million non-controlling interest. Basic and fully diluted loss per ordinary share was $0.38 for the three months ended June 30, 2018. Net income after tax for the three months ended June 30, 2017 was $75.8 million, equivalent to basic earnings per ordinary share of $1.09 after deducting $10.5 million preference share dividends and $0.1 million non-controlling interest. Fully diluted earnings per ordinary share were $1.07 for the three months ended June 30, 2017.
Other comprehensive income. We recorded a $0.3 million reduction in our total other comprehensive income for the three months ended June 30, 2018 (2017 — reduction of $7.5 million), net of taxes. The reduction was mainly due to a $21.6 million net unrealized loss in the available for sale investment portfolio (2017 — $11.8 million net unrealized gain), a $23.4 million net unrealized gain in foreign currency translation (2017 — $21.3 million net unrealized loss), and a $2.1 million net loss in the value of hedged foreign exchange contracts (2017 — $2.0 million net increase).
Non-controlling interest. In the three months ended June 30, 2018, we recorded an increase of $0.1 million (2017 — $0.1 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary shares and preference shares in the three months ended June 30, 2018 were $21.9 million (2017 — $24.9 million). The reduction in dividends paid during the second quarter of 2018 was due to a decrease in the number of preference shares in issue.

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
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements included in this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended June 30, 2018 and 2017. The contributions of each business segment to gross written premiums in the three months ended June 30, 2018 and 2017 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$326.0	38.2%	$335.6	40.8%
Insurance	527.8	61.8	486.5	59.2
Total	$853.8	100.0%	$822.1	100.0%

Reinsurance
The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our reinsurance segment decreased by 2.9% in the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The table below shows the gross written premiums and the percentage change in gross written premiums for each line of business for the three months ended June 30, 2018 and 2017:

Lines of Business	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$77.2	$72.4	6.6%
Other property reinsurance	86.6	79.7	8.7%
Casualty reinsurance	58.4	53.1	10.0%
Specialty reinsurance	103.8	130.4	(20.4)%
Total	$326.0	$335.6	(2.9)%
The increase in property catastrophe reinsurance gross written premiums was primarily due to a stronger rate environment following the catastrophe events which occurred in the second half of 2017. The increase in other property reinsurance and casualty reinsurance gross written premiums was largely due to favorable adjustments to prior year premium estimates. The decrease in gross written premiums in specialty reinsurance was largely due to the planned reduction in engineering and mortgage business.
Losses and loss adjustment expenses. The loss ratio for the three months ended June 30, 2018 was 57.8% compared to 56.0% in the equivalent period in 2017. The increase in the loss ratio was mainly attributable to a $29.3 million increase in ceded earned premiums (which is predominantly excess of loss cover) and a $1.1 million decrease in prior year reserve releases partially offset by a $3.3 million decrease in large losses and a $0.2 million decrease in catastrophe losses. In the second quarter of 2018, we experienced a $7.6 million loss from a dam construction project and a $5.6 million fire-related loss, compared with $16.5 million of fire-related losses in the comparative period in 2017.
In the second quarter of 2018, we experienced $10.1 million of catastrophe losses, net of reinsurance recoveries, from U.S. weather-related events compared to $10.3 million of catastrophe losses due to U.S. and Australian weather-related events in the equivalent quarter of 2017.
Prior year reserve releases decreased from $32.6 million in the second quarter of 2017 to $31.5 million in the current period. Prior year reserve releases for the current quarter were predominantly from our property reinsurance lines, while in the comparative period in 2017 releases were a result of favorable development across all of reinsurance business lines and included a $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $62.8 million for the three months ended June 30, 2018, equivalent to 21.7% of net earned premiums, compared to $53.4 million, or 19.6% of net earned premiums, for the equivalent period in 2017. The increase in the acquisition expense ratio was mainly attributable to a $29.3 million increase in ceded earned premiums as well as a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic. In the three months ended June 30, 2018, general and administrative expenses reduced to $27.9 million compared with $40.7 million in the equivalent period in 2017 primarily due to a reduction in headcount and associated administration costs following the sale of AgriLogic and a reduction in accruals for performance-related pay. The general and administrative expense ratio decreased to 9.7% in the second quarter of 2018 from 14.9% in the equivalent period in 2017 due to the reduction in expenses partially offset by the impact on net earned premiums from ceding a greater proportion of written premiums to third parties.

Insurance
The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2017 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment increased by 8.5% in the second quarter of 2018 compared to the three months ended June 30, 2017. The table below shows our gross written premiums and the percentage change in gross written premiums for each line of business for the three months ended June 30, 2018 and 2017:

Lines of Business	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$263.2	$249.3	5.6%
Marine, aviation and energy insurance	109.6	92.7	18.2%
Financial and professional lines insurance	155.0	144.5	7.3%
Total	$527.8	$486.5	8.5%

The increase in property and casualty insurance gross written premiums was largely attributable to an increase in U.K. regional and excess casualty business lines offsetting reductions in U.S. regional lines. The increase in gross written premiums in marine, aviation and energy insurance was largely attributable to growth in U.S. inland marine, marine and energy liability and aviation business lines. The increase in gross written premiums in financial and professional lines was largely attributable to growth in U.S. professional lines with smaller increase in crisis management and accident and health offsetting reductions in cyber and management liability lines.
Losses and loss adjustment expenses. The loss ratio decreased to 62.2% in the second quarter of 2018 from 66.9% in the second quarter of 2017 largely due to a $19.0 million decrease in catastrophe losses and a $16.6 million reduction in large losses partially offset by a $5.1 million decrease in prior year reserve releases and a $109.0 million increase in ceded earned premiums.
In the second quarter of 2018, we experienced $8.1 million of catastrophe losses, net of reinsurance recoveries, from weather-related events in the U.S. and the U.K. compared to $27.1 million of catastrophe losses due to U.S. weather-related events in the equivalent quarter of 2017. In the second quarter of 2018, we experienced no large losses while in the comparative period we experienced a $6.8 million surety loss and a $9.8 million U.S. fire-related loss.
Prior year reserve releases decreased from $16.1 million in the second quarter of 2017 to $11.0 million in the current period. Reserve releases in the current quarter were from property, casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines. In the comparative quarter in 2017, releases were principally from our marine, aviation and energy lines which included an additional $15.4 million of reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $23.1 million for the three months ended June 30, 2018 equivalent to 10.0% of net earned premiums compared to $42.9 million, or 14.8% of net earned premiums in the second quarter of 2017. The reduction in acquisition ratio was largely due to an increase in over-rider commissions associated with an increase in ceded reinsurance. General and administrative expenses decreased by $8.5 million from $65.7 million in the second quarter of 2017 to $57.2 million in the current quarter due to a reduction in accruals for performance-related pay and lower consulting costs.

Results of Operations for the Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017
The following is a discussion and analysis of our consolidated results of operations for the six months ended June 30, 2018 and 2017, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to our business segments.
Gross written premiums. Gross written premiums increased by $150.5 million, or 8.3%, in the first half of 2018 compared to the equivalent period in 2017. Gross written premiums from our reinsurance segment increased by 5.4% in the first half of 2018 compared to the equivalent period in 2017 mainly due to growth in property catastrophe reinsurance and agriculture business written within specialty reinsurance. Gross written premiums from our insurance segment increased by 11.1% in the first half of 2018 compared to the equivalent period in 2017 due to growth across all insurance business lines with the most significant increase in financial and professional lines.
The table below shows our gross written premiums for each business segment and the percentage change in gross written premiums for each business segment for the six months ended June 30, 2018 and 2017:

Business Segment	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% increase
	($ in millions)	($ in millions)
Reinsurance	$949.5	$900.9	5.4%
Insurance	1,021.1	919.2	11.1%
Total	$1,970.6	$1,820.1	8.3%
Ceded reinsurance. Total reinsurance ceded for the first half of 2018 increased by $293.9 million to $849.1 million compared to the first half of 2017. Ceded reinsurance costs increased by $203.5 million for our insurance segment primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. Ceded reinsurance costs increased by $90.4 million in our reinsurance segment due to increased ceded reinsurance for our property catastrophe business lines where business previously ceded to Silverton, a consolidated entity, is now ceded to Peregrine, a non-consolidated entity, as well as due to an increase in ceded reinsurance premiums following the sale of AgriLogic in December 2017. The changes in our reinsurance program reduced our retention ratio (defined as net written premium as a percentage of gross written premium) by 12.6% to 56.9% in the first half of 2018 compared to 69.5% in the first half of 2017.
Net earned premiums. Net earned premiums in the first six months of 2018 decreased by 7.9% compared to the first six months of 2017 due to the increase in ceded reinsurance listed above. The reduction in net earned premiums was largely due to a $277.2 million increase in ceded earned reinsurance premiums partially offset by a $187.1 million increase in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio decreased by 0.1 percentage points from 59.0% in the first six months of 2017 to 58.9% in the first six months of 2018. The increase in the loss ratio was largely due to a $90.1 million reduction in net earned premiums and a $5.3 million reduction in prior year reserve releases partially offset by a $24.1 million decrease in catastrophe losses.
In the reinsurance segment, the loss ratio for the six months ended June 30, 2018 was 58.4% compared to 53.7% in the equivalent period in 2017 largely due to a $71.7 million increase in ceded earned premiums and a $14.9 million decrease in reserve releases partially offset by a $10.0 million decrease in catastrophe losses. In the first half of 2018, we experienced $24.9 million of catastrophe losses, net of reinsurance recoveries, including $3.9 million from Storm Friederike, and $21.0 million from U.S. weather-related events. In the comparable period in 2017, we experienced $34.9 million of catastrophe losses, net of reinsurance recoveries, including $7.5 million from a tornado in Mississippi, $5.4 million from Cyclone Debbie in Australia and $19.5 million from other weather-related events. Reserve releases decreased from $53.8 million in the first half of 2017 to $38.9 million in the current period. For the six months ended June 30, 2018, reserve releases were across our property reinsurance and specialty lines. The comparative period in 2017 experienced favorable development across all reinsurance business lines including an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa and despite $12.8 million of adverse development in our casualty reinsurance lines due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate.

In the insurance segment, the loss ratio for the first half of 2018 was 59.5% compared to 63.9% in the comparative period in 2017. The decrease in the loss ratio was largely due to $20.2 million increase in prior year reserve releases, a $20.0 million decrease in large losses and a $14.1 million decrease in catastrophe losses which more than offset the impact from a $205.5 million increase in ceded earned premiums. In the first six months of 2018, there were $17.5 million of catastrophe losses from U.S. weather-related events compared to $31.6 million associated with U.S. weather-related events in the first half of 2017. In the first half of 2018, we experienced a $6.6 million trade credit loss and a $4.8 million fire-related loss while large losses in the comparative period in 2017 included a $4.8 million loss from a refinery explosion, a $6.8 million surety loss and $19.8 million of losses from several fires. Prior year reserve releases increased by $20.2 million from $21.1 million in the first half of 2017 to $41.3 million in the equivalent period in 2018. The reserve releases in the six-month period ended June 30, 2018 were from property, casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines while releases in the comparative period in 2017 were principally from our marine, aviation and energy business line and included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in our casualty lines due to a change in the Ogden rate.
We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The tables below show the loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we defined the 2018 catastrophe losses in the first six months of 2018 as losses associated with Storm Friederike and U.K. and U.S. weather-related events. We defined major 2017 catastrophe losses in the first six months of 2017 as losses associated with the tornado in Mississippi, Cyclone Debbie in Australia and other U.S. weather-related events.
The underlying changes in loss ratios by business segment are shown in the tables below for the six months ended June 30, 2018 and 2017. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if applicable, from catastrophe loss events.

For the Six Months Ended June 30, 2018	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	58.4%	(4.4)%	54.0%
Insurance	59.5%	(3.6)%	55.9%
Total	58.9%	(4.0)%	54.9%

For the Six Months Ended June 30, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	53.7%	(6.3)%	47.4%
Insurance	63.9%	(5.3)%	58.6%
Total	59.0%	(5.8)%	53.2%
Reserve releases in our reinsurance segment decreased from $53.8 million in the first half of 2017 to $38.9 million in the equivalent period in 2018. Reserve releases in the insurance segment increased from $21.1 million in the first half of 2017 to $41.3 million in the first half of 2018. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.

Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and, general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	19.2%	18.9%	19.0%	20.1%	18.7%	19.3%
Effect of ceded reinsurance	1.6	(6.9)	(2.2)	0.4	(2.3)	(0.9)
Net policy acquisition expense ratio	20.8%	12.0%	16.8%	20.5%	16.4%	18.4%

Gross general, administrative and corporate expense ratio (1)	8.0	12.8	13.7	13.1	15.0	16.1
Effect of ceded reinsurance premiums	2.4	12.3	8.3	2.3	6.5	5.0
Net general and administrative expense ratio	10.4%	25.1%	22.0%	15.4%	21.5%	21.1%

Total net expense ratio	31.2%	37.1%	38.8%	35.9%	37.9%	39.5%

(1)	The total group general and administrative expense ratio includes corporate and non-operating expenses. Comparative ratios have been re-presented to include corporate and non-operating expenses.
Policy acquisition expenses decreased by $33.3 million in the first half of 2018 compared with the equivalent period in 2017 due to an increase in over-rider commissions associated with the increase in ceded reinsurance. The decrease in the policy acquisition expense ratio, before the effect of reinsurance, was due to a change in the mix of business written in the reinsurance segment partially offset by a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic.
General, administrative and corporate expenses decreased by $10.0 million in the first half of 2018 compared to the first half of 2017. The general, administrative and corporate expense ratio, before the effect of ceded reinsurance, decreased by 2.4 percentage points compared to the prior period in 2017 due predominantly to a reduction in administration costs in the reinsurance segment following the sale of AgriLogic, a reduction in the operating expenses in the insurance segment and a reduction in accruals for performance-related pay in both segments.
Net investment income. Net investment income for the first half of 2018 was $97.7 million, an increase of 2.7% compared to $95.1 million in the first half of 2017 due to increased income from our fixed income portfolios.
Change in fair value of derivatives. In the six months ended June 30, 2018, we experienced a loss of $22.6 million (2017 — gain of $20.7 million) in respect of foreign exchange contracts not designated as hedging instruments and a gain of $3.0 million (2017 — gain of $1.2 million) in respect of foreign exchange contracts designated as hedging instruments.

Income before tax. In the six months ended June 30, 2018, income before tax was $18.2 million (2017 — $176.3 million) consisting of the amounts set out in the table below:

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	($ in millions)
Underwriting income	$75.4	$46.7
Corporate expenses	(29.7)	(24.8)
Non-operating expenses	(21.2)	(4.3)
Other income	2.5	5.2
Net investment income	97.7	95.1
Change in fair value of derivatives	(22.6)	20.7
Change in fair value of loan notes issued by variable interest entities	(2.4)	(6.2)
Realized and unrealized investment gains	104.1	100.2
Realized and unrealized investment losses	(162.5)	(12.0)
Realized loss on the debt extinguishment	(8.6)	—
Net realized and unrealized foreign exchange gains/(losses)	0.5	(29.5)
Interest expense	(15.0)	(14.8)
Income before tax	$18.2	$176.3
Realized and unrealized investment (losses)/gains. In the six months ended June 30, 2018, we recorded a net change in gross realized and unrealized losses in the statement of operations of $58.4 million (2017 — $88.2 million gains) driven primarily by mark to market losses in our fixed income portfolios. For more detail, refer to Note 6 of the unaudited condensed consolidated financial statements included in this report.
Realized loss on debt extinguishment. On June 18, 2018, we redeemed $125.0 million of our 6.00% senior notes. The redemption resulted in a realized loss, or make-whole payment, of $8.6 million.
Taxes. Income tax charge for the six months ended June 30, 2018 was $2.1 million (2017 — $4.0 million expense) equating to an estimated effective tax rate of 11.5% (2017 — 2.3%). The increase in the tax rate for the six months ended June 30, 2018 was due to the introduction of the BEAT on premium ceded from U.S. subsidiaries to non-U.S. related parties. In addition, the tax rate for the six months ended June 30, 2017 benefited from a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation” and a tax credit regarding deductions available for certain research and development expenditure.
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
Net income after tax. Net income after tax for the six months ended June 30, 2018 was $16.1 million, equivalent to basic loss per share of $0.01 adjusted for the $15.2 million preference share dividends and $0.3 million non-controlling interest. Basic and fully diluted loss per ordinary share was $0.01 for the six months ended June 30, 2018. Net income after tax for the six months ended June 30, 2017 was $172.3 million, equivalent to basic earnings per ordinary share of $2.48, adjusted for the $21.0 million preference share dividends, $2.4 million of preference share redemption costs and $0.2 million of non-controlling interest. Fully diluted earnings per ordinary share were $2.43 for the six months ended June 30, 2017.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the six months ended June 30, 2018 and 2017 was $Nil and $0.4 million, respectively. For a more detailed description of OTTI, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K filed with the SEC.
Other comprehensive (loss). We recorded a reduction in our total other comprehensive income for the six months ended June 30, 2018 of $83.5 million (2017 — reduction of $17.1 million), net of taxes. This consisted of a $101.9 million net unrealized loss on the available for sale investment portfolio (2017 — $15.5 million net unrealized gain), a $2.9 million reclassification of net realized loss to net income (2017 — $1.6 million reclassified net realized loss), a net unrealized gain in foreign currency translation of $16.9 million (2017 — $34.2 million net unrealized loss) and a net unrealized loss on hedged derivative contracts of $1.4 million (2017 — gains of $3.2 million).

Non-controlling interest. In the six months ended June 30, 2018, we recorded an increase of $0.3 million (2017 — $0.2 million) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary and preference shares in the six months ended June 30, 2018 were $28.6 million and $15.2 million, respectively (2017 — $27.6 million and $21.0 million).
Underwriting Results by Business Segments —For the Six Months Ended June 30, 2018
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the six months ended June 30, 2018 and 2017. The contributions of each business segment to gross written premiums in the six months ended June 30, 2018 and 2017 were as follows:

	Gross Written Premiums
Business Segment	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	($ in millions)	(% of gross written premiums)	($ in millions)	(% of gross written premiums)
Reinsurance	$949.5	48.2%	$900.9	49.5%
Insurance	1,021.1	51.8	919.2	50.5
Total	$1,970.6	100.0%	$1,820.1	100.0%
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment for the six months ended June 30, 2018 increased by 5.4% compared to the six months ended June 30, 2017. The table below shows our gross written premiums for each line of business and the percentage change in gross written premiums for each line of business for the six months ended June 30, 2018 and 2017:

Lines of Business	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$228.4	$203.1	12.5%
Other property reinsurance	191.4	198.6	(3.6)%
Casualty reinsurance	201.7	196.8	2.5%
Specialty reinsurance	328.0	302.4	8.5%
Total	$949.5	$900.9	5.4%
The increase in property catastrophe gross written premiums was primarily due to a stronger rate environment following the catastrophe events which occurred in the second half of 2017 and a decision to write more European business. The decrease in other property reinsurance gross written premiums was due to a reduction in risk excess and pro rata premiums. The increase in gross written premiums in casualty reinsurance was largely due to favorable adjustments to prior year premium estimates. The increase in gross written premiums in specialty reinsurance was largely due to growth in agriculture business which included a fronting arrangement written as part of the sale of AgriLogic which offset reductions in engineering and mortgage business.
Losses and loss adjustment expenses. The loss ratio for the six months ended June 30, 2018 was 58.4% compared to 53.7% in the equivalent period in 2017 due to a $71.7 million increase in ceded earned premiums (which is predominantly excess of loss cover) and a $14.9 million decrease in reserve releases partially offset by a $10.0 million decrease in catastrophe losses and a $1.1 million decrease in large losses.
In the first half of 2018, we experienced $24.2 million of large losses compared to $25.3 million of fire-related losses in the first half of 2017. In the first half of 2018, we experienced $24.9 million of catastrophe losses, net of reinsurance recoveries, including $3.9 million from Storm Friederike and $21.0 million from U.S. weather-related events. In the comparable period in 2017, we experienced $34.9 million of catastrophe losses, net of reinsurance recoveries, including $7.5 million from a tornado in Mississippi, $5.4 million from Cyclone Debbie in Australia and $19.5 million from other weather-related events. Reserve releases decreased from $53.8 million in the first half of 2017 to $38.9 million in the current period. The comparative period included an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $118.7 million for the six months ended June 30, 2018 equivalent to 20.8% of net premiums earned compared to $112.9 million, or 20.5% of net premiums earned, in the equivalent period in 2017. The increase in the acquisition ratio was due predominantly to the impact on net earned premiums from ceding a greater proportion of written premiums to third parties as well as a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic.
The general and administrative expense ratio of 10.4% for the six months ended June 30, 2018 decreased from 15.4% for the comparative period in 2017 due predominantly to a reduction in administration costs following the sale of AgriLogic.
Insurance
Gross written premiums. Gross written premiums in our insurance segment for the six months ended June 30, 2018 increased by 11.1% compared to the six months ended June 30, 2017. The table below shows our gross written premiums for each line of business and the percentage change in gross written premiums for each line for the six months ended June 30, 2018 and 2017:

Lines of Business	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$494.5	$460.4	7.4%
Marine, aviation and energy insurance	211.1	198.5	6.3%
Financial and professional lines insurance	315.5	260.3	21.2%
Total	$1,021.1	$919.2	11.1%

The increase in property and casualty gross written premiums was largely attributable to an increase in U.K. regional and excess casualty business lines. The increase in gross written premiums was largely attributable to growth in U.S. inland marine, marine and energy liability and aviation business lines. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in U.S. professional lines, accident and health, crisis management and credit and political risk business lines.
Losses and loss adjustment expenses. The loss ratio of 59.5% for the first half of 2018 decreased from 63.9% for the comparable period in 2017 due to a $20.2 million increase in prior year reserve releases, a $14.1 million decrease in catastrophe losses and a $20.0 million decrease in large losses partially offset by a $205.5 million increase in ceded earned premiums. In the first half of 2018, we experienced $17.5 million of catastrophe losses, net of reinsurance recoverables, due to U.S. weather-related events compared to $31.6 million due to U.S. weather-related events in the first half of 2017. Large losses in the current period included a $6.6 million trade credit loss and a $4.8 million fire-related loss. In the comparative period of 2017, large losses included a $4.8 million from a refinery explosion, a $6.8 million surety loss and $19.8 million of losses from several fires.
Prior year reserve releases increased by $20.2 million from $21.1 million in the first half of 2017 to $41.3 million in the current period. Reserve releases in the current period were from property, casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines, while releases in the comparative period in 2017 were principally from our marine, aviation and energy business lines and included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in our casualty lines due to a change in the Ogden rate. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the six months ended June 30, 2018 decreased to 12.0% of net premiums earned compared to 16.4% in the comparable period of 2017 largely due to an increase in over-rider commissions associated with an increase in ceded reinsurance. Our general and administrative expenses in the first half of 2018 decreased by $6.7 million to $120.8 million from $127.5 million in the comparable period of 2017 due to reductions in direct costs and accruals for performance-related pay and lower consulting costs.

Cash and Investments
As at June 30, 2018 and December 31, 2017, total cash and investments were $8.1 billion and $8.7 billion, respectively. The composition of our investment portfolio is summarized below:

	As at June 30, 2018		As at December 31, 2017
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,229.6	15.3%	$1,159.4	13.3%
U.S. agency	46.6	0.6	52.1	0.6
Municipal	105.7	1.3	54.9	0.6
Corporate	2,267.1	28.1	2,415.7	27.8
Non-U.S. government-backed corporate	91.8	1.1	91.3	1.1
Non-U.S. government	430.2	5.3	484.9	5.6
Asset-backed	18.4	0.2	26.2	0.3
Agency mortgage-backed	890.6	11.1	946.5	10.9
Total fixed income securities — available for sale	$5,080.0	63.0%	$5,231.0	60.2%
Fixed income securities — trading
U.S. government	155.3	1.9	161.9	1.9
Municipal	77.8	1.0	32.2	0.4
Corporate	968.5	12.1	1,046.3	12.0
Non-U.S. government-back corporate	—	—	1.0	—
Non-U.S. government	219.3	2.7	202.5	2.3
Asset-backed	7.2	0.1	9.9	0.1
Agency mortgage-backed	187.8	2.3	195.5	2.3
Total fixed income securities — trading	$1,615.9	20.1%	$1,649.3	19.0%
Total investments, equity method	67.1	0.8	66.4	0.8
Total other investments (1)	86.2	1.1	—	—
Total catastrophe bonds — trading	35.5	0.4	32.4	0.4
Total equity securities — trading	—	—	491.0	5.7
Total short-term investments — available for sale	72.2	1.0	89.9	1.0
Total short-term investments — trading	27.4	0.3	73.0	0.8
Total cash and cash equivalents	1,070.7	13.3	1,054.8	12.1
Total cash and investments	$8,055.0	100.0%	$8,687.8	100.0%

(1)	Total other investments represents our investment in a real estate fund. For further information, refer to Note 6 of the unaudited condensed consolidated financial statements contained in this report.
Fixed Income Securities. As at June 30, 2018, the average credit quality of our fixed income portfolio was “AA-,” with 89.2% of the portfolio rated “A” or higher. As at December 31, 2017, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lower rating was used. Our fixed income portfolio duration was 3.88 years as at June 30, 2018 compared to 3.90 years as at December 31, 2017.
Mortgage-Backed Securities. As at June 30, 2018, our mortgage-backed portfolio contained agency mortgage-backed securities rated “AA+” with a fair value of $1.1 billion.

Equity Securities. Equity securities consisted of U.S. and foreign equity securities and were held in the trading portfolio. In the first quarter of 2018 we took advantage of rising equity markets and sold our remaining equity portfolio. The total investment return from the trading equity portfolios for the three and six months ended June 30, 2018 and 2017 was as follows:

	For the Three Months Ended		For the Six Months Ended
Trading Equity Portfolio	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)		($ in millions)
Dividend income (1)	$0.7	$3.7	$1.9	$8.9
Net realized investment gains	0.1	1.6	69.5	5.3
Net unrealized (losses) gains, gross of tax	—	18.9	(75.7)	42.6
Net realized foreign exchange gains (losses)	0.1	(0.8)	4.9	(1.4)
Net unrealized foreign exchange (losses) gains	(0.1)	9.8	(0.6)	16.3
Total investment return from the trading equity portfolio	$0.8	$33.2	$—	$71.7

(1)	The dividend income is due to a withholding tax refund received during the three months ended June 30, 2018.

Reserves for Losses and Loss Adjustment Expenses
As at June 30, 2018, we had total net loss and loss adjustment expense reserves of $4,876.4 million (December 31, 2017 — $5,234.3 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at June 30, 2018 and December 31, 2017, respectively:

	As at June 30, 2018
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,017.7	$(273.6)	$2,744.1
Insurance	3,515.1	(1,382.8)	2,132.3
Total losses and loss expense reserves	$6,532.8	$(1,656.4)	$4,876.4

	As at December 31, 2017
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,186.4	$(269.3)	$2,917.1
Insurance	3,563.1	(1,245.9)	2,317.2
Total losses and loss expense reserves	$6,749.5	$(1,515.2)	$5,234.3
For the six months ended June 30, 2018, there was an $80.2 million reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years. Below is an analysis of this reduction by business segment for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended		For the Six Months Ended
Business Segment	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	($ in millions)		($ in millions)
Reinsurance	$31.5	$32.6	$38.9	$53.8
Insurance	11.0	16.1	41.3	21.1
Total losses and loss expense reserves reductions	$42.5	$48.7	$80.2	$74.9

The key elements which gave rise to the net favorable development during the three months ended June 30, 2018 were as follows:
Reinsurance. Net reserve releases were $31.5 million in the current quarter as a result of favorable development in property reinsurance and other property reinsurance lines.
Insurance. Net reserve releases were $11.0 million in the current quarter mainly as a result of favorable development in property and casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines.
The key elements which gave rise to the net favorable development during the six months ended June 30, 2018 were as follows:
Reinsurance. Net reserve releases were $38.9 million in the period as a result of favorable development in property reinsurance, other property reinsurance and specialty reinsurance lines.
Insurance. Net reserve releases were $41.3 million in the period mainly as a result of favorable development in property and casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2017 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at June 30, 2018 compared to December 31, 2017:

	As at June 30, 2018	As at December 31, 2017
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,316.1	$2,416.6
Preference shares (liquidation preferences net of issue costs)	511.9	511.9
Long-term debt	424.6	549.5
Loan Notes issued by Silverton(1)	25.3	86.6
Total capital	$3,277.9	$3,564.6

(1)	We do not consider the Loan Notes issued by Silverton to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at June 30, 2018, total shareholders’ equity was $2,828.0 million compared to $2,928.5 million as at December 31, 2017. Our total shareholders’ equity as at June 30, 2018 included two classes of preference shares with a total value as measured by their respective liquidation preferences of $511.9 million net of share issuance costs (December 31, 2017 — $511.9 million, two classes of preference shares).
On January 3, 2017, we elected to redeem all of the outstanding 7.401% Perpetual Non-Cumulative Preference Shares (the “7.401% Preference Shares”). Each holder of a 7.401% Preference Share received $25 per 7.401% Preference Share, plus any declared and unpaid dividends.
On February 8, 2017, the Board of Directors approved a share repurchase authorization program of $250 million. The share repurchase authorization, which is effective through February 8, 2019, permits us to effect repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt and excluding Loan Notes issued by Silverton. As at June 30, 2018, this ratio was 28.8% (December 31, 2017 — 30.5%).
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at June 30, 2018 and December 31, 2017, the value of the debt less amortization expenses was $424.6 million and $549.5 million, respectively. The reduction in debt was due to the redemption of $125.0 million of our senior notes on June 18, 2018. The redemption resulted in a realized loss, or make-whole payment of $8.6 million. Management monitors the ratio of debt to total capital which was 13.1% as at June 30, 2018 (December 31, 2017 — 15.8%).

In addition, we have also reported Loan Notes issued by Silverton. The fair value of the Loan Notes issued by Silverton as at June 30, 2018 was $25.3 million (December 31, 2017 — $86.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2017 Annual Report on Form 10-K filed with the SEC and Note 7 of the unaudited condensed consolidated financial statements contained in this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $2,828.0 million as at June 30, 2018 (December 31, 2017 — $2,928.5 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and preference shares are listed on the New York Stock Exchange.

Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.
Holding Company. We monitor the ability of Aspen Holdings to service debt, finance dividend payments to ordinary and preference shareholders and provide financial support to the Operating Subsidiaries. As at June 30, 2018, Aspen Holdings held $112.4 million of cash, cash equivalents and investments (December 31, 2017 — $111.4 million). Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
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
Operating Subsidiaries. As at June 30, 2018, the Operating Subsidiaries held $903.7 million (December 31, 2017 — $821.7 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at June 30, 2018 and for the foreseeable future.
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
Consolidated Cash Flows for the Six Months Ended June 30, 2018. Total net cash flow used in operations for the six months ended June 30, 2018 was $195.4 million, a $90.9 million increase from the cash flow used in the comparative period in 2017. The increase in cash flow is mainly attributable to increases in ceded reinsurance and an increase in paid claims. For the six months ended June 30, 2018, the cash flow used in operations required funds to be realized from the investment portfolio.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 16 of the unaudited condensed consolidated financial statements contained in this report.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at June 30, 2018:

	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating Lease Obligations	$9.1	$15.9	$15.4	$10.9	$8.9	$74.6	$134.8
Long-Term Debt Obligations(1)	—	—	125.0	—	—	300.0	425.0
Reserves for losses and LAE(2)	1,206.7	1,747.8	975.5	632.7	421.3	1,548.8	6,532.8
Total	$1,215.8	$1,763.7	$1,115.9	$643.6	$430.2	$1,923.4	$7,092.6

(1)
The long-term debt obligations disclosed above do not include $21.5 million of annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $25.3 million.

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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at June 30, 2018, we consider that although inflation is currently low, in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.

Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that reflect our current views with respect to future events. Statements that use the terms “believe,” “do not believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “on track,” and similar expressions of a future or forward-looking nature are intended to identify forward-looking statements. We intend these forward-looking statements to be covered by the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.
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

•	potential uncertainties relating to reinsurance recoveries, reinstatement premiums and other factors inherent in loss estimation;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	our ability to successfully develop and execute our operating effectiveness and efficiency program;

•	our ability to successfully implement steps to further optimize the business portfolio, ensure capital efficiency and enhance investment returns;

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

•	the United Kingdom’s decision to withdraw from the European Union;

•	a decline in our Operating Subsidiaries’ ratings with S&P, A.M. Best or Moody’s;

•	loss of one or more of our senior underwriters or key personnel;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	decreased demand for our insurance or reinsurance products;

•	cyclical changes in the insurance and reinsurance industry;

•	the models we use to assess our exposure to losses from future natural catastrophes (“catastrophes”) contain inherent uncertainties and our actual losses may differ significantly from expectations;

•	our capital models may provide materially different indications than actual results;

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

•	consolidation in the insurance and reinsurance industry;

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

Reconciliation of Non-U.S. GAAP Financial Measures
Average equity, a non-U.S. GAAP financial measure, is used in calculating ordinary shareholders’ return on average equity. Average equity is calculated by taking the arithmetic average of total shareholders’ equity on a monthly basis for the stated periods excluding (i) the average share of equity due to non-controlling interests and (ii) the average value of preference shares less issue expenses.

	As at June 30, 2018	As at December 31, 2017
	($ in millions)
Total shareholders' equity	$2,828.0	$2,928.5
Total non-controlling interest	(3.0)	(2.7)
Total preference shares	(511.9)	(511.9)
Average adjustment	15.5	386.0
Average equity	$2,328.6	$2,799.9

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

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
	($ in millions)
Net income	$16.1	$172.3
Add (deduct) after tax income:
Net realized and unrealized investment losses/(gains)	58.1	(101.7)
Net realized and unrealized exchange (gains)/losses	(0.5)	8.1
Changes to the fair value of derivatives	17.7	16.5
Realized loss on the debt extinguishment	8.6	—
Amortization and other non-recurring expenses	19.3	3.8
Proportion due to non-controlling interest	(0.3)	(0.2)
Operating income after tax and non-controlling interest	119.0	98.8
Preference shares dividends	(15.2)	(21.0)
Net income available to ordinary shareholders	$103.8	$77.8

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.
Interest rates risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We manage interest rate risk by maintaining a short to medium duration portfolio to reduce the effect of interest rate changes on book value.
As at June 30, 2018, our fixed income portfolio (including cash and accrued interest within the managed portfolios) had an approximate duration of 3.88 years. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value	7,304.1	7,167.6	7,031.2	6,894.8	6,758.4
Gain/(loss)	272.8	136.4	—	(136.4)	(272.8)
Percentage of portfolio	3.9%	1.9%	—%	(1.9)%	(3.9)%
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at June 30, 2018, 88.6% (December 31, 2017 — 88.5%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.2% (December 31, 2017 — 5.7%) were in British Pounds and 6.2% (December 31, 2017 — 5.9%) were in other currencies. For the six months ended June 30, 2018, 18.1% (December 31, 2017 — 17.3%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2018.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using appropriate historic or current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Taking into account the impact from foreign exchange contracts to manage foreign currency risk, management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at June 30, 2018 would have impacted net reportable British Pound net assets by approximately $12.8 million for the six months ended June 30, 2018 (December 31, 2017 — approximately $3.6 million).
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
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at June 30, 2018, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2017 — “AA-”).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and six months ended June 30, 2018. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and six months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
During the quarter ended June 30, 2018, the Company did not repurchase any of its ordinary shares.
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
For the quarter ended June 30, 2018, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
10.1
Outsourcing Agreement, dated April 20, 2018, between Aspen Insurance UK Services Limited, Aspen Insurance U.S. Services, Inc., Aspen Bermuda Limited and Genpact International, Inc. (incorporated herein by reference to exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on April 26, 2018)

10.2
International Assignment Letter, executed on June 6, 2018, between Mr. Christopher O’Kane and Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 of the Current Report on Form 8-K filed with the SEC on June 8, 2018)

10.3
Settlement Agreement, dated May 9, 2018, between Mr. Stephen Postlewhite and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 of the Current Report on Form 8-K/A filed with the SEC on July 5, 2018)

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended June 30, 2018 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2018 and 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	August 8, 2018	By:
Christopher O’Kane
Chief Executive Officer

Date:	August 8, 2018	By:
Grahame Dawe
Chief Accounting Officer