Form 10-Q
period 2018-09-30
ASPEN INSURANCE HOLDINGS LTD
filed 2018-10-31
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No  ☒
As at September 30, 2018, there were 59,697,669 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share, outstanding.

INDEX

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements	3
	Unaudited Condensed Consolidated Balance Sheets as at September 30, 2018 and December 31, 2017	3
	Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017	5
	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Nine Months Ended September 30, 2018 and 2017	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017	7
	Notes to the Unaudited Condensed Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	48
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	73
Item 4.	Controls and Procedures	74
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	75
Item 1A.	Risk Factors	75
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	76
Item 3.	Defaults Upon Senior Securities	76
Item 4.	Mine Safety Disclosures	76
Item 5.	Other Information	76
Item 6.	Exhibits	77
SIGNATURES		78
CERTIFICATIONS

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2018 and December 31, 2017
($ in millions, except share and per share amounts)

	As at September 30, 2018	As at December 31, 2017
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,273.4 and $5,201.2)	$5,176.4	$5,231.0
Fixed income securities, trading at fair value (amortized cost — $1,434.2 and $1,634.9)	1,407.2	1,649.3
Equity securities, trading at fair value (cost — $0 and $414.8)	—	491.0
Short-term investments, available for sale at fair value (amortized cost — $120.4 and $90.0)	120.4	89.9
Short-term investments, trading at fair value (amortized cost — $4.3 and $73.0)	4.3	73.0
Catastrophe bonds, trading at fair value (cost — $37.7 and $33.5)	37.4	32.4
Investments, equity method	66.9	66.4
Other investments	100.5	—
Total investments	6,913.1	7,633.0
Cash and cash equivalents (including $41.0 and $166.6 within consolidated variable interest entities)	1,026.6	1,054.8
Reinsurance recoverables
Unpaid losses	1,767.1	1,515.2
Ceded unearned premiums	666.5	515.5
Receivables
Underwriting premiums	1,700.1	1,496.5
Other	202.2	151.1
Funds withheld	91.6	99.8
Deferred policy acquisition costs	290.1	294.3
Derivatives at fair value	6.4	6.4
Receivables for securities sold	7.7	5.3
Office properties and equipment	75.0	75.5
Tax recoverable	24.3	2.3
Deferred tax assets	26.3	28.3
Other assets	0.5	0.5
Intangible assets and goodwill	26.7	27.9
Total assets	$12,824.2	$12,906.4
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at September 30, 2018 and December 31, 2017
($ in millions, except share and per share amounts)

	As at September 30, 2018	As at December 31, 2017
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$6,726.2	$6,749.5
Unearned premiums	1,974.4	1,820.8
Total insurance reserves	8,700.6	8,570.3
Payables
Reinsurance premiums	586.4	357.5
Accrued expenses and other payables	333.6	455.4
Liabilities under derivative contracts	3.1	1.0
Total payables	923.1	813.9
Loan notes issued by variable interest entities, at fair value	—	44.2
Long-term debt	424.7	549.5
Total liabilities	$10,048.4	$9,977.9
Commitments and contingent liabilities (see Note 16)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
59,697,669 shares of par value 0.15144558¢ each (December 31, 2017 - 59,474,085)	$0.1	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2017 — 11,000,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2017 — 10,000,000)	—	—
Non-controlling interest	2.9	2.7
Additional paid-in capital	966.0	954.7
Retained earnings	1,962.0	2,026.9
Accumulated other comprehensive income, net of taxes	(155.2)	(55.9)
Total shareholders’ equity	2,775.8	2,928.5
Total liabilities and shareholders’ equity	$12,824.2	$12,906.4
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
($ in millions, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues
Net earned premium	$623.2	$652.5	$1,676.2	$1,795.6
Net investment income	48.0	46.4	145.7	141.5
Realized and unrealized investment gains	1.8	29.9	105.9	130.1
Other income	1.4	(2.2)	5.6	5.0
Total revenues	674.4	726.6	1,933.4	2,072.2
Expenses
Losses and loss adjustment expenses	431.1	776.2	1,051.7	1,450.5
Amortization of deferred policy acquisition costs	101.0	105.4	277.7	315.4
General, administrative and corporate expenses	160.4	110.9	391.6	352.1
Interest on long-term debt	5.4	7.4	20.4	22.2
Change in fair value of derivatives	(7.2)	(4.5)	15.4	(25.2)
Change in fair value of loan notes issued by variable interest entities	1.7	(9.8)	4.1	(3.6)
Realized and unrealized investment losses	2.7	12.4	165.2	24.4
Realized loss on the debt extinguishment	—	—	8.6	—
Net realized and unrealized foreign exchange losses/(gains)	9.5	(8.4)	9.0	21.1
Other expenses	0.4	—	2.1	2.0
Total expenses	705.0	989.6	1,945.8	2,158.9
(Loss) from operations before income tax	(30.6)	(263.0)	(12.4)	(86.7)
Income tax credit	15.5	9.2	13.4	5.2
Net (loss)/income	$(15.1)	$(253.8)	$1.0	$(81.5)
Amount attributable to non-controlling interest	0.1	(0.6)	(0.2)	(0.8)
Net (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(15.0)	$(254.4)	$0.8	$(82.3)
Other Comprehensive Income/(Loss):
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$0.3	$(1.0)	$3.5	$(2.8)
Change in net unrealized (losses)/gains on available for sale securities held	(21.3)	1.3	(130.2)	18.0
Net change from current period hedged transactions	(0.5)	(0.4)	(2.2)	3.3
Change in foreign currency translation adjustment	2.0	(4.9)	26.9	(49.7)
Other comprehensive (loss), gross of tax	(19.5)	(5.0)	(102.0)	(31.2)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	(0.1)	0.2	(0.4)	0.4
Change in net unrealized gains/(losses) on available for sale securities held	1.4	(0.6)	8.4	(1.8)
Net change from current period hedged transactions	0.1	—	0.4	(0.5)
Change in foreign currency translation adjustment	2.3	2.3	(5.7)	12.9
Total tax on other comprehensive income	3.7	1.9	2.7	11.0
Other comprehensive (loss), net of tax	(15.8)	(3.1)	(99.3)	(20.2)
Total comprehensive (loss) attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(30.8)	$(257.5)	$(98.5)	$(102.5)
Per Share Data
Weighted average number of ordinary share and share equivalents
Basic	59,692,623	59,759,730	59,637,361	59,862,540
Diluted	59,692,623	59,759,730	59,637,361	59,862,540
Basic (loss) per ordinary share adjusted for preference share dividends	$(0.38)	$(4.48)	$(0.37)	$(1.99)
Diluted (loss) per ordinary share adjusted for preference share dividends	$(0.38)	$(4.48)	$(0.37)	$(1.99)
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Nine Months Ended September 30,
	2018	2017
Ordinary shares
Beginning and end of the period	$0.1	$0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	2.7	1.4
Net change attributable to non-controlling interest for the period	0.2	0.8
End of the period	2.9	2.2
Additional paid-in capital
Beginning of the period	954.7	1,259.6
New ordinary shares issued	2.6	0.4
Ordinary shares repurchased and cancelled	—	(30.0)
Preference shares redeemed and cancelled	—	(293.2)
Preference shares redemption costs (1)	—	8.0
Share-based compensation (2)	8.7	7.0
End of the period	966.0	951.8
Retained earnings
Beginning of the period	2,026.9	2,392.3
Net income/(loss) for the period	1.0	(81.5)
Dividends on ordinary shares	(42.9)	(42.0)
Dividends on preference shares	(22.8)	(28.7)
Preference shares redemption costs (1)	—	(8.0)
Net change attributable to non-controlling interest for the period	(0.2)	(0.8)
Share-based payment (3)	—	2.8
End of the period	1,962.0	2,234.1
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	(67.7)	(27.1)
Change for the period, net of income tax	21.2	(36.8)
End of the period	(46.5)	(63.9)
Loss on derivatives, net of taxes:
Beginning of the period	2.1	(0.5)
Net change from current period hedged transactions	(1.8)	2.8
End of the period	0.3	2.3
Unrealized appreciation on investments, net of taxes:
Beginning of the period	9.7	22.5
Change for the period, net of taxes	(118.7)	13.8
End of the period	(109.0)	36.3
Total accumulated other comprehensive (loss), net of taxes	(155.2)	(25.3)

Total shareholders’ equity	$2,775.8	$3,162.9

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

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows (used in)/from operating activities:
Net income/(loss)	$1.0	$(81.5)
Proportion due to non-controlling interest	(0.2)	(0.8)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	32.0	39.7
Share-based compensation	8.7	7.0
Realized and unrealized investment gains	(105.9)	(130.1)
Realized and unrealized investment losses	165.2	24.4
Deferred taxes	1.9	(5.6)
Change in fair value of loan notes issued by variable interest entities	4.1	(3.6)
Net realized and unrealized investment foreign exchange losses/(gains)	6.3	(10.7)
Net change from current period hedged transactions	(1.8)	2.8
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	29.4	1,045.5
Unearned premiums	172.0	278.1
Reinsurance recoverables:
Unpaid losses	(258.4)	(797.9)
Ceded unearned premiums	(153.0)	(188.9)
Other receivables	(50.5)	(70.1)
Deferred policy acquisition costs	0.6	9.6
Reinsurance premiums payable	233.4	108.3
Funds withheld	8.2	(27.0)
Premiums receivable	(219.4)	(133.3)
Income tax payable	(23.0)	(1.0)
Accrued expenses and other payables	(31.3)	13.0
Fair value of derivatives and settlement of liabilities under derivatives	2.1	(16.7)
Long-term debt and loan notes issued by variable interest entities	(44.2)	(13.4)
Net cash (used in)/from operating activities	$(222.8)	$47.8
See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,435.3)	$(1,239.4)
(Purchases) of fixed income securities — Trading	(1,037.8)	(1,125.1)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,327.0	1,581.9
Proceeds from sales and maturities of fixed income securities — Trading	1,223.5	763.9
(Purchases) of equity securities — Trading	(16.5)	(111.5)
Net (purchases)/sales of catastrophe bonds — Trading	(4.0)	8.7
Proceeds from sales of equity securities — Trading	505.6	301.2
(Purchases) of short-term investments — Available for sale	(85.8)	(42.7)
Proceeds from sales of short-term investments — Available for sale	55.9	156.4
(Purchases) of short-term investments — Trading	(8.3)	(68.7)
Proceeds from sales of short-term investments — Trading	76.2	167.8
Net change in (payable)/receivable for securities (purchased)/sold	6.0	20.6
Net (purchases) of other investments	(100.0)	—
Net (purchases) of equipment	(20.8)	(26.7)
Sale of investment	—	9.3
Net (purchases) of investments, equity method	(1.3)	(0.1)
Payments for acquisitions and investments, net of cash acquired	—	(2.3)
Net cash from investing activities	484.4	393.3

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.6	0.4
Ordinary shares repurchased	—	(30.0)
Preference share redemption	—	(293.2)
Repayment of long-term debt issued by Silverton	(78.4)	(115.9)
Dividends paid on ordinary shares	(42.9)	(42.0)
Dividends paid on preference shares	(22.8)	(28.7)
Cash paid for tax withholding purposes (1)	(4.6)	(9.5)
Long-term debt redeemed	(125.0)	—
Make-whole payment	(8.6)	—
Net cash (used in) financing activities	(279.7)	(518.9)

Effect of exchange rate movements on cash and cash equivalents	(10.1)	13.3

Decrease in cash and cash equivalents	(28.2)	(64.5)
Cash and cash equivalents at beginning of period	1,054.8	1,273.8
Cash and cash equivalents at end of period	$1,026.6	$1,209.3

Supplemental disclosure of cash flow information:
Net cash paid/(received) during the period for income tax	$5.2	$(0.2)
Cash paid during the period for interest	$20.4	$22.2

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

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	History, Organization and Business Combination
History and Organization. Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 as a holding company headquartered in Bermuda. We underwrite specialty insurance and reinsurance on a global basis through our Operating Subsidiaries (as defined below) based in Bermuda, the United States and the United Kingdom: Aspen Insurance UK Limited (“Aspen U.K.”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL” and managed by Aspen Managing Agency Limited (“AMAL”)) (United Kingdom), Aspen Bermuda Limited (“Aspen Bermuda”) (Bermuda), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen American Insurance Company (“AAIC”) (United States) (collectively, the “Operating Subsidiaries”). We also have branches in Australia, Canada, Ireland, Singapore, Switzerland and the United Arab Emirates. We established Aspen Capital Management, Ltd. and other related entities (collectively, “ACM”) to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors direct access to our underwriting expertise. References to the “Company,” the “Group,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.
Business Combination. On August 28, 2018, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Highlands Holdings, Ltd., a Bermuda exempted company (“Highlands”), and Highlands Merger Sub, Ltd., a Bermuda exempted company and wholly owned subsidiary of Highlands (“Merger Sub”). Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, and in the related statutory merger agreement, the Company will merge with and into Merger Sub in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Highlands. Highlands and Merger Sub are affiliates of certain investment funds managed by affiliates of Apollo Global Management, LLC (“Apollo”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each ordinary share of the Company issued and outstanding immediately prior to such time (other than ordinary shares owned by Aspen as treasury shares, owned by any subsidiary of the Company or owned by Highlands, Merger Sub or or any subsidiary of Highlands, which will be canceled as set forth in the Merger Agreement) will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes. Each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) will remain issued and outstanding following the Merger. The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividend on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
The Merger is expected to close in the first half of 2019, subject to shareholder and regulatory approvals, and other closing conditions as set forth in the Merger Agreement including, among others, the maintenance of certain financial strength ratings of certain of the Company’s insurance subsidiaries. The Merger Agreement also contains certain termination rights, including Highlands’ right to terminate if the Company suffers aggregate losses exceeding $350 million resulting from certain catastrophic events occurring between July 1, 2018 and January 31, 2019.
Additional information about the Merger is set forth in the Company's Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 28, 2018 and the exhibits thereto, including the Merger Agreement, and the Company's preliminary proxy statement on Schedule 14A filed with the SEC on September 22, 2018.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2017 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 22, 2018 (File No. 001-31909).
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
Accounting Pronouncements Adopted in 2018
On August 12, 2015, the Financial Standards Accounting Board (“FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” which delayed the effective date of ASU 2014-09 by one year. This ASU is effective for annual periods beginning after December 15, 2017. Adoption of this ASU during the three and nine months ended September 30, 2018 did not have a material impact on the Company’s consolidated financial statements because insurance contracts accounted for within the scope of Topic 944, Financial Services are exempt from this ASU and the Company has immaterial other revenue.
On January 5, 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10)” which enhances the reporting model for financial instruments. Included within the requirements of this ASU are the following: a) equity investments to be measured at fair value with changes in fair value recognized in net income; b) a simplification of the impairment assessment of equity investments without readily determinable fair values; c) public business entities to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes; and d) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments required as a result of this ASU are effective for fiscal years beginning after December 15, 2017. Adoption of this ASU during the three and nine months ended September 30, 2018 did not have a material impact on the Company’s consolidated financial statements because the Company’s equity portfolio, prior to being sold, was classified as held for trading with changes in fair value recognized through net income and no valuation allowance was required in relation to deferred tax asset related to available-for-sale securities.
On February 28, 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)” which amends multiple areas in Subtopic 825-10 via improvements to clarify the Codification or to correct unintended application of guidance. This ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. Adoption of this ASU during the three and nine months ended September 30, 2018 did not have a material impact on the Company’s consolidated financial statements.
2018 Accounting Pronouncements Not Yet Adopted

On February 14, 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2018-02 to determine how it will be affected but no material impact is expected on the consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” which amends the scope of Topic 718 via improvements to non-employee share-based payment accounting. Amendments include allowing companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees and includes elections that offer relief to non-public companies when measuring non-employee equity share options. This ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2018-07 to determine how it will be affected but no material impact is expected on the consolidated financial statements.

On July 30, 2018, the FASB issued ASU 2018-11, “Targeted Improvements (Topic 984)” which amends the transitional guidance of ASU 2016-2, “Leases (Topic 842)” providing an alternative transition method to the existing modified retrospective method, allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018, aligned to the effective date and transition requirements of ASU 2016-2. ASU 2016-2 is expected to have a material impact on the Company’s consolidated financial statements, by increasing the Company’s assets and liabilities as all leases greater than twelve months will be recognized on the balance sheet as a right of use asset and lease liability.

On August 28, 2018, the FASB issued ASU 2018-13, “Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (Topic 820)” which amends the disclosure requirements on fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. This ASU will not have a material impact on the Company’s consolidated financial results but it will have an impact on the disclosures in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for periods beginning after December 15, 2019.
Other accounting pronouncements were issued during the three and nine months ended September 30, 2018 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2018 and 2017:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$0.8	$2.6	Realized and unrealized investment gains
Realized (losses) on sale of securities	(1.1)	(1.6)	Realized and unrealized investment losses
	(0.3)	1.0	Income from operations before income tax
Tax on net realized (losses)/gains on securities	0.1	(0.2)	Income tax credit/(expense)
	$(0.2)	$0.8	Net (loss)/income
Realized derivatives:
Net realized gains on settled derivatives	$(2.7)	$1.2	General, administrative and corporate expenses
Tax on settled derivatives	0.5	(0.2)	Income tax credit/(expense)
	$(2.2)	$1.0	Net (loss)/income

Total reclassifications from AOCI to the statement of operations, net of income tax	$(2.4)	$1.8	Net (loss)/income

	Amount Reclassified from AOCI
Details about the AOCI Components	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$5.4	$8.2	Realized and unrealized investment gains
Realized (losses) on sale of securities	(8.9)	(5.4)	Realized and unrealized investment losses
	(3.5)	2.8	Income from operations before income tax
Tax on net realized (losses)/gains on securities	0.4	(0.4)	Income tax credit/(expense)
	$(3.1)	$2.4	Net (loss)/income
Realized derivatives:
Net realized gains on settled derivatives	$0.3	$2.4	General, administrative and corporate expenses
Tax on settled derivatives	(0.1)	(0.5)	Income tax credit/(expense)
	$0.2	$1.9	Net (loss)/income

Total reclassifications from AOCI to the statement of operations, net of income tax	$(2.9)	$4.3	Net (loss)/income

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/ (loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per ordinary share for the three and nine months ended September 30, 2018 and 2017, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions, except share and per share amounts)

Net (loss)/income	$(15.1)	$(253.8)	$1.0	$(81.5)
Preference share dividends	(7.6)	(7.7)	(22.8)	(28.7)
Preference share redemption costs (1)	—	(5.6)	—	(8.0)
Net amount attributable to non-controlling interest	0.1	(0.6)	(0.2)	(0.8)
Basic and diluted net (loss) available to ordinary shareholders (2)	$(22.6)	$(267.7)	$(22.0)	$(119.0)
Ordinary shares:
Basic weighted average ordinary shares	59,692,623	59,759,730	59,637,361	59,862,540
Weighted average effect of dilutive securities (2) (3)	—	—	—	—
Total diluted weighted average ordinary shares	59,692,623	59,759,730	59,637,361	59,862,540
(Loss)/earnings per ordinary share:
Basic	$(0.38)	$(4.48)	$(0.37)	$(1.99)
Diluted (2)	$(0.38)	$(4.48)	$(0.37)	$(1.99)

(1)
The $8.0 million deduction from net income in 2017 is attributable to the reclassification from additional paid-in capital to retained earnings representing the difference between the capital raised upon issuance of the 7.401% and 7.250% Perpetual Non-Cumulative Preference Shares, net of issuance costs, and the final redemption costs of $293.2 million.

(2)	The basic and diluted number of ordinary shares was the same because the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

(3)
Dilutive securities consist of employee restricted share units and performance shares associated with the Company’s long-term incentive plan, employee share purchase plans and director restricted share units as described in Note 14.

Dividends. On October 24, 2018, the Company’s Board of Directors (the “Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
5.95% preference shares	$0.3719	January 1, 2019	December 15, 2018
5.625% preference shares	$0.3516	January 1, 2019	December 15, 2018
The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividend on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.

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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$396.4	$476.8	$873.2
Net written premiums	356.4	222.5	578.9
Gross earned premiums	475.3	498.3	973.6
Net earned premiums	388.5	234.7	623.2
Underwriting Expenses
Losses and loss adjustment expenses	281.5	149.6	431.1
Amortization of deferred policy acquisition costs	75.7	25.3	101.0
General and administrative expenses	34.7	58.7	93.4
Underwriting (loss)/income	$(3.4)	$1.1	(2.3)
Corporate expenses			(16.0)
Non-operating expenses (1)			(51.0)
Net investment income			48.0
Realized and unrealized investment gains			1.8
Realized and unrealized investment losses			(2.7)
Change in fair value of loan notes issued by variable interest entities			(1.7)
Change in fair value of derivatives			7.2
Interest expense on long term debt			(5.4)
Net realized and unrealized foreign exchange losses			(9.5)
Other income			1.4
Other expenses			(0.4)
(Loss) before tax			$(30.6)

Net reserves for loss and loss adjustment expenses	$2,829.1	$2,130.0	$4,959.1
Ratios
Loss ratio	72.5%	63.7%	69.2%
Policy acquisition expense ratio	19.5	10.8	16.2
General and administrative expense ratio	8.9	25.0	25.7	(2)
Expense ratio	28.4	35.8	41.9
Combined ratio	100.9%	99.5%	111.1%

(1)
Non-operating expenses includes $11.1 million of expenses related to the Company’s operating effectiveness and efficiency program (the “Effectiveness and Efficiency Program”) and $38.6 million of advisor fees related to the Merger.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

	Three Months Ended September 30, 2017
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$431.5	$421.0	$852.5
Net written premiums	363.6	243.8	607.4
Gross earned premiums	464.0	449.3	913.3
Net earned premiums	382.0	270.5	652.5
Underwriting Expenses
Losses and loss adjustment expenses	502.2	274.0	776.2
Amortization of deferred policy acquisition costs	61.5	43.9	105.4
General and administrative expenses	32.8	59.4	92.2
Underwriting (loss)	$(214.5)	$(106.8)	(321.3)
Corporate expenses			(13.5)
Non-operating expenses(1)			(5.2)
Net investment income			46.4
Realized and unrealized investment gains			29.9
Realized and unrealized investment losses			(12.4)
Change in fair value of loan notes issued by variable interest entities			9.8
Change in fair value of derivatives			4.5
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange gains			8.4
Net other expense			(2.2)
(Loss) before tax			$(263.0)

Net reserves for loss and loss adjustment expenses	$2,865.8	$2,255.3	$5,121.1
Ratios
Loss ratio	131.5%	101.3%	119.0%
Policy acquisition expense ratio	16.1	16.2	16.2
General and administrative expense ratio	8.6	22.0	17.0	(2)
Expense ratio	24.7	38.2	33.2
Combined ratio	156.2%	139.5%	152.2%

(1)	Non-operating expenses includes $4.1 million of expenses related to the Company’s Effectiveness and Efficiency Program.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,345.9	$1,497.9	$2,843.8
Net written premiums	1,048.3	652.1	1,700.4
Gross earned premiums	1,216.5	1,445.2	2,661.7
Net earned premiums	960.0	716.2	1,676.2
Underwriting Expenses
Losses and loss adjustment expenses	615.4	436.3	1,051.7
Amortization of deferred policy acquisition costs	194.4	83.3	277.7
General and administrative expenses	94.2	179.5	273.7
Underwriting income	$56.0	$17.1	73.1
Corporate expenses			(45.7)
Non-operating expenses (1)			(72.2)
Net investment income			145.7
Realized and unrealized investment gains			105.9
Realized and unrealized investment losses			(165.2)
Realized loss on the debt extinguishment			(8.6)
Change in fair value of loan notes issued by variable interest entities			(4.1)
Change in fair value of derivatives			(15.4)
Interest expense on long term debt			(20.4)
Net realized and unrealized foreign exchange gains			(9.0)
Other income			5.6
Other expenses			(2.1)
(Loss) before tax			$(12.4)

Net reserves for loss and loss adjustment expenses	$2,829.1	$2,130.0	$4,959.1
Ratios
Loss ratio	64.1%	60.9%	62.7%
Policy acquisition expense ratio	20.3	11.6	16.6
General and administrative expense ratio	9.8	25.1	23.4	(2)
Expense ratio	30.1	36.7	40.0
Combined ratio	94.2%	97.6%	102.7%

(1)	Non-operating expenses includes $31.5 million of expenses related to the Company’s Effectiveness and Efficiency Program and $38.6 million of advisor fees related to the Merger.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

	Nine Months Ended September 30, 2017
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,332.4	$1,340.2	$2,672.6
Net written premiums	1,097.3	775.0	1,872.3
Gross earned premiums	1,112.2	1,302.1	2,414.3
Net earned premiums	932.2	863.4	1,795.6
Underwriting Expenses
Losses and loss adjustment expenses	797.9	652.6	1,450.5
Amortization of deferred policy acquisition costs	174.4	141.0	315.4
General and administrative expenses	117.4	186.9	304.3
Underwriting (loss)	$(157.5)	$(117.1)	(274.6)
Corporate expenses			(38.3)
Non-operating expenses(1)			(9.5)
Net investment income			141.5
Realized and unrealized investment gains			130.1
Realized and unrealized investment losses			(24.4)
Change in fair value of loan notes issued by variable interest entities			3.6
Change in fair value of derivatives			25.2
Interest expense on long term debt			(22.2)
Net realized and unrealized foreign exchange (losses)			(21.1)
Other income			5.0
Other expenses			(2.0)
(Loss) before tax			$(86.7)

Net reserves for loss and loss adjustment expenses	$2,865.8	$2,255.3	$5,121.1
Ratios
Loss ratio	85.6%	75.6%	80.8%
Policy acquisition expense ratio	18.7	16.3	17.6
General and administrative expense ratio	12.6	21.6	19.6	(2)
Expense ratio	31.3	37.9	37.2
Combined ratio	116.9%	113.5%	118.0%

(1)	Non-operating expenses includes $4.1 million of expenses related to the Company’s Effectiveness and Efficiency Program.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

6.     Investments
Statements of Operations and Other Comprehensive Income
Investment Income. The following table summarizes investment income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Fixed income securities — Available for sale	$33.0	$32.9	$99.8	$100.7
Fixed income securities — Trading	12.5	11.1	37.7	31.6
Short-term investments — Available for sale	0.4	0.1	0.9	0.4
Short-term investments — Trading	0.1	—	0.4	0.5
Fixed term deposits (included in cash and cash equivalents)	3.5	2.1	10.1	4.1
Equity securities — Trading	—	2.8	1.9	11.7
Catastrophe bonds — Trading	0.5	0.5	1.8	1.3
Other investments, at fair value	0.5	—	0.5	—
Total	$50.5	$49.5	$153.1	$150.3
Investment expenses	(2.5)	(3.1)	(7.4)	(8.8)
Net investment income	$48.0	$46.4	$145.7	$141.5

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$0.8	$2.3	$5.2	$7.8
Fixed income securities — gross realized (losses)	(1.1)	(1.6)	(8.5)	(5.3)
Short-term investments — gross realized gains	—	—	—	0.1
Short-term investments — gross realized (losses)	(0.1)	—	(0.1)	—
Cash and cash equivalents — gross realized gains	—	0.3	0.2	0.3
Cash and cash equivalents — gross realized (losses)	—	—	(0.4)	(0.1)
Other-than-temporary impairments	—	(0.1)	—	(0.5)
Trading:
Fixed income securities — gross realized gains	1.0	3.0	3.6	8.3
Fixed income securities — gross realized (losses)	(4.1)	(0.2)	(14.5)	(2.6)
Short-term investments — gross realized gains	—	1.9	—	2.0
Short-term investments — gross realized (losses)	(1.4)	—	(1.4)	—
Cash and cash equivalents — gross realized gains	—	1.3	1.5	1.3
Cash and cash equivalents — gross realized (losses)	(0.2)	—	(0.2)	—
Equity securities — gross realized gains	—	46.1	94.5	55.0
Equity securities — gross realized (losses)	—	(7.4)	(20.1)	(12.4)
Catastrophe bonds — net unrealized (losses) gains	—	(3.1)	0.9	(3.2)
Net change in gross unrealized gains (losses)	4.5	(25.0)	(119.2)	54.4
Investments — equity method:
Gross realized and unrealized (loss) in MVI	—	—	(0.2)	(0.1)
Gross realized (loss)/gain in Chaspark	—	—	—	0.9
Gross realized and unrealized (loss) in Bene	(0.3)	—	(0.6)	(0.2)
Total net realized and unrealized investment (losses) gains recorded in the statement of operations	$(0.9)	$17.5	$(59.3)	$105.7

Change in available for sale net unrealized (losses) gains:
Fixed income securities	(21.0)	0.3	(126.7)	15.2
Total change in pre-tax available for sale unrealized (losses) gains	(21.0)	0.3	(126.7)	15.2
Change in taxes	1.3	(0.4)	8.0	(1.4)
Total change in net unrealized gains, net of taxes, recorded in other comprehensive income	$(19.7)	$(0.1)	$(118.7)	$13.8

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at September 30, 2018 and December 31, 2017:

	As at September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,420.1	$0.8	$(33.1)	$1,387.8
U.S. agency	47.1	0.1	(0.8)	46.4
Municipal	51.9	1.7	(1.5)	52.1
Corporate	2,305.9	8.0	(47.9)	2,266.0
Non-U.S. government-backed corporate	91.4	0.1	(0.7)	90.8
Non-U.S. government	404.1	3.1	(1.8)	405.4
Asset-backed	18.7	—	(0.2)	18.5
Agency mortgage-backed	934.2	4.3	(29.1)	909.4
Total fixed income securities — Available for sale	5,273.4	18.1	(115.1)	5,176.4
Total short-term investments — Available for sale	120.4	—	—	120.4
Total	$5,393.8	$18.1	$(115.1)	$5,296.8

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,166.5	$4.5	$(11.6)	$1,159.4
U.S. agency	51.8	0.5	(0.2)	52.1
Municipal	53.0	2.1	(0.2)	54.9
Corporate	2,391.4	36.1	(11.8)	2,415.7
Non-U.S. government-backed corporate	91.5	0.3	(0.5)	91.3
Non-U.S. government	479.7	6.4	(1.2)	484.9
Asset-backed	26.3	—	(0.1)	26.2
Agency mortgage-backed	941.0	13.7	(8.2)	946.5
Total fixed income securities — Available for sale	5,201.2	63.6	(33.8)	5,231.0
Total short-term investments — Available for sale	90.0	—	(0.1)	89.9
Total	$5,291.2	$63.6	$(33.9)	$5,320.9

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at September 30, 2018 and December 31, 2017:

	As at September 30, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$167.2	$—	$(1.3)	$165.9
Municipal	21.7	—	(1.0)	20.7
Corporate	892.4	2.7	(20.2)	874.9
Non-U.S government-backed corporate	—	—	—	—
Non-U.S. government	229.8	2.4	(4.7)	227.5
Asset-backed	5.0	—	(0.1)	4.9
Agency mortgage-backed	118.1	—	(4.8)	113.3
Total fixed income securities — Trading	1,434.2	5.1	(32.1)	1,407.2
Total short-term investments — Trading	4.3	—	—	4.3
Total catastrophe bonds — Trading	37.7	0.1	(0.4)	37.4
Total	$1,476.2	$5.2	$(32.5)	$1,448.9

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$162.3	$0.4	$(0.8)	$161.9
Municipal	32.4	—	(0.2)	32.2
Corporate	1,036.5	14.0	(4.2)	1,046.3
Non-U.S. government-backed corporate	1.0	—	—	1.0
Non-U.S. government	196.1	6.9	(0.5)	202.5
Asset-backed	9.9	—	—	9.9
Agency mortgage-backed	196.7	0.2	(1.4)	195.5
Total fixed income securities — Trading	1,634.9	21.5	(7.1)	1,649.3
Total short-term investments — Trading	73.0	—	—	73.0
Total equity securities — Trading	414.8	83.5	(7.3)	491.0
Total catastrophe bonds — Trading	33.5	—	(1.1)	32.4
Total	$2,156.2	$105.0	$(15.5)	$2,245.7
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $37.4 million as at September 30, 2018.  The bonds are either zero-coupon notes or receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2018 to 2021.  The redemption value of the bonds will adjust based on the occurrence or aggregate occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, South America, Europe, Japan or Australia.
Investments — Equity Method. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million. The Company made an additional investment of $0.1 million in the twelve months ended December 31, 2017 and further investment of $0.1 million in the nine months ended September 30, 2018.

On July 26, 2016, the Company purchased through its wholly-owned subsidiary, Acorn Limited (“Acorn”), a 20% share of Bene Assicurazioni (“Bene”), an Italian-based motor insurer for a total consideration of $3.3 million. The investment is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses. The Company made an additional investment of $1.2 million in the nine months ended September 30, 2018.
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
On September 18, 2018, Aspen U.S. Holdings sold a 60% interest in AgriLogic Consulting, LLC, its agricultural consulting business, to CGB DS and an individual investor. The Company’s residual 40% interest in AgriLogic Consulting, LLC, is valued at $Nil.
The tables below show the Company’s investments in the MVI, Bene, Digital Re and Crop Re for the three and nine months ended September 30, 2018:

	For the Three Months Ended September 30, 2018
	MVI	Bene	Digital Re	Crop Re	Total
	($ in millions)
Opening undistributed value of investment	$0.3	$3.8	$0.5	$62.5	$67.1
Investment in the period	—	—	—	—	—
Realized/unrealized losses for the three months to September 30, 2018	0.1	(0.3)	—	—	(0.2)
Closing undistributed value of investment	$0.4	$3.5	$0.5	$62.5	$66.9

	Nine Months Ended September 30, 2018
	MVI	Bene	Digital Re	Crop Re	Total
	($ in millions)
Opening undistributed value of investment	$0.5	$2.9	$0.5	$62.5	$66.4
Investment in the period	0.1	1.2	—	—	1.3
Realized/unrealized losses for the nine months to September 30, 2018	(0.2)	(0.6)	—	—	(0.8)
Closing undistributed value of investment	$0.4	$3.5	$0.5	$62.5	$66.9

Other Investments. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. On September 19, 2018, the Company received a demand for the final capital call of $13.8 million and paid the capital on September 28, 2018. For further information, refer to Note 16 in these unaudited condensed consolidated financial statements.
Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at September 30, 2018 and December 31, 2017 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at September 30, 2018
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$445.6	$445.5	AA-
Due after one year through five years	2,720.5	2,680.5	AA-
Due after five years through ten years	1,044.4	1,008.5	AA-
Due after ten years	110.0	114.0	A+
Subtotal	4,320.5	4,248.5
Agency mortgage-backed	934.2	909.4	AA+
Asset-backed	18.7	18.5	AAA
Total fixed income securities — Available for sale	$5,273.4	$5,176.4

	As at December 31, 2017
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$561.7	$562.4	AA
Due after one year through five years	2,486.7	2,492.2	AA-
Due after five years through ten years	1,092.2	1,097.4	A+
Due after ten years	93.3	106.3	A
Subtotal	4,233.9	4,258.3
Agency mortgage-backed	941.0	946.5	AA+
Asset-backed	26.3	26.2	AAA
Total fixed income securities — Available for sale	$5,201.2	$5,231.0
Guaranteed Investments. The Company held no investments which were guaranteed by mono-line insurers, excluding those with explicit government guarantees as September 30, 2018 and December 31, 2017. The Company’s exposure to other third-party guaranteed debt was primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio as at September 30, 2018 and December 31, 2017:

	As at September 30, 2018
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$827.9	$(15.3)	$457.3	$(17.8)	$1,285.2	$(33.1)	140
U.S. agency	25.5	(0.4)	13.1	(0.4)	38.6	(0.8)	15
Municipal	33.3	(1.1)	7.2	(0.4)	40.5	(1.5)	13
Corporate	1,466.5	(28.7)	416.7	(19.2)	1,883.2	(47.9)	725
Non-U.S. government-backed corporate	43.2	(0.3)	25.4	(0.4)	68.6	(0.7)	15
Non-U.S. government	193.8	(0.9)	50.1	(0.9)	243.9	(1.8)	61
Asset-backed	13.4	(0.2)	5.0	—	18.4	(0.2)	7
Agency mortgage-backed	426.3	(10.2)	360.0	(18.9)	786.3	(29.1)	265
Total fixed income securities — Available for sale	3,029.9	(57.1)	1,334.8	(58.0)	4,364.7	(115.1)	1,241
Total short-term investments — Available for sale	76.4	—	—	—	76.4	—	13
Total	$3,106.3	$(57.1)	$1,334.8	$(58.0)	$4,441.1	$(115.1)	1,254

	As at December 31, 2017
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$652.1	$(5.1)	$259.8	$(6.5)	$911.9	$(11.6)	101
U.S. agency	20.1	(0.2)	6.1	—	26.2	(0.2)	10
Municipal	28.5	(0.2)	—	—	28.5	(0.2)	9
Corporate	699.3	(3.4)	360.7	(8.4)	1,060.0	(11.8)	412
Non-U.S. government-backed corporate	43.5	(0.3)	13.3	(0.2)	56.8	(0.5)	15
Non-U.S. government	206.2	(0.8)	32.0	(0.4)	238.2	(1.2)	47
Asset-backed	11.1	—	10.5	(0.1)	21.6	(0.1)	11
Agency mortgage-backed	257.6	(1.9)	301.9	(6.3)	559.5	(8.2)	156
Total fixed income securities — Available for sale	1,918.4	(11.9)	984.3	(21.9)	2,902.7	(33.8)	761
Total short-term investments — Available for sale	46.9	(0.1)	—	—	46.9	(0.1)	8
Total	$1,965.3	$(12.0)	$984.3	$(21.9)	$2,949.6	$(33.9)	769

Other-Than-Temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the three and nine months ended September 30, 2018 was $Nil (2017 —$0.1 million and $0.5 million). For a more detailed description of accounting policies for OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.

7.	Variable Interest Entities
As at September 30, 2018, the Company had investments in two variable interest entities (“VIE”): Peregrine Reinsurance Ltd (“Peregrine”) and Silverton Re Ltd (“Silverton”).
Peregrine. In November 2016, the Company, registered Peregrine as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. As at September 30, 2018, Peregrine had four segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company’s consolidated financial statements. The Company has, however, determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is not the primary beneficiary of the four segregated accounts of Peregrine but is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the Company has included the results of the Peregrine general fund in its consolidated financial statements. The Company’s exposure to Peregrine’s general fund is not material.
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
All proceeds from the issuance of the Loan Notes were deposited into separate collateral accounts for each series of Loan Notes to fund Silverton’s obligations under a retrocession property quota share agreement entered into with Aspen Bermuda or Aspen Bermuda and Aspen U.K., as the case may be. The holders of the Loan Notes participate in any profit or loss generated by Silverton attributable to the operations of the respective Silverton segregated account. Any existing value of the Loan Notes will be returned to the noteholders in installments after the expiration of the risk period of the retrocession agreement issued by Silverton for the related series of Loan Notes with the final payment being contractually due on the respective maturity dates.
The following tables show the total liability balance of the Loan Notes for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30, 2018
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$86.6	$20.6	$107.2
Total change in fair value for the period	4.1	1.0	5.1
Total distributed in the period	(78.4)	(18.7)	(97.1)
Closing balance as at September 30, 2018	$12.3	$2.9	$15.2

Liability
Loan notes (long-term liabilities)	$—	$—	$—
Accrued expenses (current liabilities)	12.3	2.9	15.2
Total aggregate unpaid balance as at September 30, 2018	$12.3	$2.9	$15.2

	For the Nine Months Ended September 30, 2017
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$223.4	$54.5	$277.9
Total change in fair value for the period	(3.6)	(0.9)	(4.5)
Total distributed in the period	(115.9)	(28.8)	(144.7)
Closing balance as at September 30, 2017	$103.9	$24.8	$128.7

Liability
Loan notes (long-term liabilities)	$101.5	$24.2	$125.7
Accrued expenses (current liabilities)	2.4	0.6	3.0
Total aggregate unpaid balance as at September 30, 2017	$103.9	$24.8	$128.7
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at September 30, 2018 and December 31, 2017:

	As at September 30, 2018
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,387.8	$—	$—	$1,387.8
U.S. agency	—	46.4	—	46.4
Municipal	—	52.1	—	52.1
Corporate	—	2,266.0	—	2,266.0
Non-U.S. government-backed corporate	—	90.8	—	90.8
Non-U.S. government	270.4	135.0	—	405.4
Asset-backed	—	18.5	—	18.5
Agency mortgage-backed	—	909.4	—	909.4
Total fixed income securities available for sale, at fair value	1,658.2	3,518.2	—	5,176.4
Short-term investments available for sale, at fair value	109.9	10.5	—	120.4
Held for trading financial assets, at fair value
U.S. government	165.9	—	—	165.9
Municipal	—	20.7	—	20.7
Corporate	—	874.9	—	874.9
Non-U.S. government-backed corporate	—	—	—	—
Non-U.S. government	49.4	178.1	—	227.5
Asset-backed	—	4.9	—	4.9
Agency mortgage-backed	—	113.3	—	113.3
Total fixed income securities trading, at fair value	215.3	1,191.9	—	1,407.2
Short-term investments trading, at fair value	0.5	3.8	—	4.3
Equity investments trading, at fair value	—	—	—	—
Catastrophe bonds trading, at fair value	—	37.4	—	37.4
Other investments (1)	—	—	—	100.5

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	6.4	—	6.4
Liabilities under derivative contracts — foreign exchange contracts	—	(3.1)	—	(3.1)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(12.3)	(12.3)
Total	$1,983.9	$4,765.1	$(12.3)	$6,837.2

(1)
Other investments represents our investment in a real estate fund and is measured at fair value using the net asset value per share practical expedient. As a result this has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets. The investment the real estate fund is subject to restrictions as detailed in Note 16.

Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no significant transfers between Level 1, Level 2 and Level 3 during the nine months ended September 30, 2018.
The Company settled $78.4 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the nine months ended September 30, 2018. As at September 30, 2018, there were no the assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

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

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three and nine months ended September 30, 2018 and 2017:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	($ in millions)
Balance at the beginning of the period	$25.3	$115.1
Distributed to third party	(14.7)	(1.4)
Total change in fair value included in the statement of operations	1.7	(9.8)
Balance at the end of the period (1)	$12.3	$103.9

Reconciliation of Liabilities Using Level 3 Inputs	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	($ in millions)
Balance at the beginning of the period	$86.6	$223.4
Distributed to third party	(78.4)	(115.9)
Total change in fair value included in the statement of operations	4.1	(3.6)
Balance at the end of the period (1)	$12.3	$103.9

(1)	The amount classified within accrued expenses and other payables was $12.3 million and $2.4 million as at September 30, 2018 and September 30, 2017, respectively.

Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at September 30, 2018 and December 31, 2017, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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
As at September 30, 2018 the Company obtained an average of 2.2 quotes per fixed income investment compared to 2.0 quotes as at December 31, 2017. Pricing sources used in pricing fixed income investments as at September 30, 2018 and December 31, 2017 were as follows:

	As at September 30, 2018	As at December 31, 2017
Index providers	85%	84%
Pricing services	13	11
Broker-dealers	2	5
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at September 30, 2018 and December 31, 2017 is provided below:

	As at September 30, 2018		As at December 31, 2017
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,553.6	100%	$1,321.3	100%
U.S. agency	44.6	96%	43.4	83%
Municipal	22.3	31%	37.4	43%
Corporate	2,980.9	95%	3,299.6	83%
Non-U.S. government-backed corporate	40.0	44%	44.0	48%
Non-U.S. government	360.4	57%	399.4	58%
Asset-backed	7.7	33%	13.5	37%
Agency mortgage-backed	553.1	54%	605.0	53%
Total fixed income securities	$5,562.6	85%	$5,763.6	84%
Equities	—	—%	491.0	100%
Total fixed income securities and equity investments	$5,562.6	85%	$6,254.6	85%
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
Other investments. The Company’s other investments represent our investment in a real estate fund. Adjustments to the fair value are made based on the net asset value of the investment. The net valuation criteria established by the manager of such investments are established in accordance with the governing documents and the asset manager’s valuation guidelines, which consider a two part approach: the discounted cash flows approach and the performance multiple approach, which uses a multiple/capitalization rate derived from market metrics from comparable companies or assets to produce operating performance metrics. Alternative valuation methodologies may be employed for investments with unusual characteristics.
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
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or a combination of Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is initially determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at September 30, 2018 and December 31, 2017 are presented in the tables below:

As at September 30, 2018	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$12.3	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

As at December 31, 2017	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$86.6	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0
(1) The amounts classified within accrued expenses and other payables were $12.3 million and $42.4 million as at September 30, 2018 and December 31, 2017, respectively.
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
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own reinsurance and insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The total amount recoverable by the Company from reinsurers as at September 30, 2018 was $1,767.1 million (December 31, 2017 — $1,515.2 million) of which $1,237.8 million was uncollateralized (December 31, 2017 — $1,001.9 million). As at September 30, 2018 16.8% (December 31, 2017 — 17.0%) of the Company’s uncollateralized reinsurance recoverables were with Munich Re which is rated A+ by A.M Best and AA- by S&P, 14.1% (December 31, 2017 — 13.8%) with Lloyd’s Syndicates which are rated A by A.M Best and A+ by S&P and 8.9% (December 31, 2017 — 7.6% with Aioi Nissay Dowa Insurance Company) with Scor Global P&C SE which is rated A+ by A.M Best and AA- by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at September 30, 2018.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at September 30, 2018 and December 31, 2017:

		As at September 30, 2018			As at December 31, 2017
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$661.5	$7.0		$577.7	$5.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$544.4	$(3.1)	(1)	$173.9	$(1.0)

(1)	Net of $0.5 million cash collateral (December 31, 2017 — $0.6 million).

		As at September 30, 2018		As at December 31, 2017
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$30.9	$(0.6)	$60.6	$1.4

The following table provides the unrealized and realized gains recorded in the statements of operations and other comprehensive income for derivatives that are not designated or designated as hedging instruments under ASC 815 - “Derivatives and Hedging” for the three and nine months ended September 30, 2018 and 2017.

		Amount of Gain Recognized on Derivatives
		Three Months Ended		Nine Months Ended
	Location of Gain Recognized on Derivatives	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivatives not designated as hedges		($ in millions)		($in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	7.2	4.5	(15.4)	25.2

Derivatives designated as hedges
Foreign Exchange Contracts	General, administrative and corporate expenses	(2.7)	1.2	0.3	2.4
Foreign Exchange Contracts	Net change from current period hedged transactions	(0.5)	(0.4)	(2.2)	3.3

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
As at September 30, 2018, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $1,205.9 million (December 31, 2017 — $751.6 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three and nine months ended September 30, 2018, the impact of foreign exchange contracts on net income was a gain of $7.2 million (September 30, 2017 — gain of $4.5 million) and a loss of $15.4 million (September 30, 2017 — gain of $25.2 million), respectively.
As at September 30, 2018, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $30.9 million (December 31, 2017 — $60.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion for the three and nine months ended September 30, 2018 was a net unrealized loss of $0.5 million (September 30, 2017 — loss of $0.4 million) and a net unrealized loss of $2.2 million (September 30, 2017 —gain of $3.3 million), respectively.
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the three and nine months ended September 30, 2018, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized loss of $2.7 million (September 30, 2017 — gain of $1.2 million) and a realized gain of $0.3 million (September 30, 2017 — gain of $2.4 million), respectively.
11.     Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	($ in millions)		($ in millions)
Balance at the beginning of the period	$298.6	$364.6	$294.3	$358.4
Acquisition costs deferred	92.5	94.9	273.5	311.1
Amortization of deferred policy acquisition costs	(101.0)	(105.4)	(277.7)	(315.4)
Balance at the end of the period	$290.1	$354.1	$290.1	$354.1

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the nine months ended September 30, 2018 and 2017 and the twelve months ended December 31, 2017:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Twelve Months Ended December 31, 2017
	($ in millions)
Provision for losses and LAE at the start of the year	$6,749.5	$5,319.9	$5,319.9
Less reinsurance recoverable	(1,515.2)	(560.7)	(560.7)
Net loss and LAE at the start of the year	5,234.3	4,759.2	4,759.2

Net loss and LAE expenses (disposed)	—	(125.7)	(125.5)

Provision for losses and LAE for claims incurred:
Current year	1,151.4	1,543.3	2,100.1
Prior years	(99.7)	(92.8)	(105.4)
Total incurred	1,051.7	1,450.5	1,994.7
Losses and LAE payments for claims incurred:
Current year	(93.5)	(150.4)	(397.5)
Prior years	(1,170.1)	(947.7)	(1,157.6)
Total paid	(1,263.6)	(1,098.1)	(1,555.1)

Foreign exchange losses/(gains)	(63.3)	135.2	161.0

Net losses and LAE reserves at period end	4,959.1	5,121.1	5,234.3
Plus reinsurance recoverable on unpaid losses at period end	1,767.1	1,369.5	1,515.2
Provision for losses and LAE at the end of the relevant period	$6,726.2	$6,490.6	$6,749.5
For the nine months ended September 30, 2018, there was a reduction of $99.7 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $92.8 million for the nine months ended September 30, 2017. The Company ceded $125.5 million of reserves as part of an adverse development cover purchased during the twelve months ended December 31, 2017. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” below.

The following tables show an analysis of incurred claims and allocated loss adjustment expenses, net of reinsurance and cumulative paid claims and allocated claim adjustment expenses, net of reinsurance as at September 30, 2018, December 31, 2017, 2016, 2015, 2014, 2013 and 2012. The loss development triangles are derived from all business written by the Company as although a limited number of contracts are written which have durations of greater than one year the contracts do not meet the definition of a long duration contract. The triangles should be reviewed in conjunction with the loss development triangles included in “Note 12 — Reserves for Losses and Loss Adjustment Expenses” in our 2017 Annual Report on Form 10-K filed with the SEC.

	Insurance
	Incurred Claims, IBNR and Allocated Loss Adjustment Expenses, Net of Reinsurance							As at September 30, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q3 2018
	$ (in millions)
2012	603.9	625.8	654.8	668.7	653.6	637.1	644.3	27.2	15,726
2013		688.3	666.7	677.9	659.2	649.4	651.7	34.4	14,661
2014			754.2	728.7	701.0	693.7	696.7	51.9	18,872
2015				913.8	903.6	852.8	864.4	124.8	21,221
2016					907.3	879.6	885.7	264.7	21,224
2017						894.2	815.6	158.6	21,367
2018							469.4	289.8	12,316
						Total	$5,027.8

	Insurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q3 2018
	($ in millions)
2012	117.1	307.5	377.9	452.1	502.0	523.8	530.4
2013		90.4	253.9	364.2	454.2	501.9	537.4
2014			99.4	247.1	389.2	465.1	507.8
2015				119.0	326.0	470.6	544.5
2016					117.1	345.5	448.2
2017						167.5	400.2
2018							54.5
					Total		$3,023.0

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance						$2,004.8
		All outstanding liabilities before 2012, net of reinsurance					101.3
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,106.1

	Reinsurance
	Incurred Claims, IBNR and Allocated Loss Adjustment Expenses, Net of Reinsurance							As at September 30, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q3 2018
	$ (in millions)
2012	691.8	736.3	720.0	689.6	688.3	686.8	680.4	59.5	3,875
2013		578.6	571.0	548.8	523.1	503.8	497.8	59.0	3,737
2014			549.4	528.4	512.8	485.6	480.3	76.4	3,769
2015				578.5	562.7	556.6	537.8	103.7	4,006
2016					747.8	761.3	764.3	190.5	3,901
2017						1,187.2	1,185.0	339.2	4,165
2018							652.2	517.9	1,971
				Total			$4,797.8

	Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	Q3 2018
	($ in millions)
2012	63.0	247.7	360.4	414.2	458.1	495.8	514.0
2013		63.1	186.4	277.8	319.4	359.1	376.4
2014			56.9	172.1	247.8	288.4	314.4
2015				57.4	170.9	271.5	317.6
2016					125.5	350.5	420.7
2017						227.7	573.4
2018							39.0
					Total		$2,555.5

	All outstanding liabilities for 2012 and subsequent years, net of reinsurance						2,242.3
		All outstanding liabilities before 2012, net of reinsurance					569.1
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$2,811.4

Nine Months Ended September 30, 2018
($ in millions)
Net outstanding liabilities:
Insurance lines	2,106.1
Reinsurance lines	2,811.4
Net loss and LAE	4,917.5

Reinsurance recoverable on unpaid losses:
Insurance lines	1,448.6
Reinsurance lines	318.5
Total reinsurance recoverable on unpaid losses	1,767.1

Insurance lines other than short-duration	—
Unallocated claims incurred	47.3
Other	(5.7)
41.6

Provision for losses and LAE at the end of the period	6,726.2

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at September 30, 2018 and December 31, 2017:

	As at September 30, 2018		As at December 31, 2017
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631
Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	59,697,669	90	59,474,085	90
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		122		122
Additional paid-in capital as at September 30, 2018 was $966.0 million (December 31, 2017 — $954.7 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $525.0 million (December 31, 2017 — $525.0 million) less issue costs of $13.1 million (December 31, 2017 — $13.1 million).

Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the nine months ended September 30, 2018:

Number of Ordinary Shares
Ordinary shares in issue as at December 31, 2017	59,474,085
Ordinary share transactions in the nine months ended September 30, 2018
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	218,906
Ordinary shares issued to non-employee directors	4,678
Ordinary shares in issue as at September 30, 2018	59,697,669
Share Repurchase Authorization Program. On February 8, 2017, the Company’s Board of Directors approved a share repurchase authorization program of $250.0 million. The share repurchase authorization program, which expires on February 8, 2019, permits the Company to effect the repurchases of its ordinary shares from time to time through a combination of transactions, including open market purchases, privately negotiated transactions and accelerated share repurchase transactions. Under the Merger Agreement, the Company agreed not to redeem, purchase or otherwise acquire any outstanding ordinary shares unless Highlands consents in writing, except as otherwise set forth in the Merger Agreement.
The Company did not acquire or cancel any ordinary shares for the three and nine months ended September 30, 2018. The Company acquired and canceled 451,268 and 648,941 ordinary shares for the three and nine months ended September 30, 2017, respectively. The total consideration paid for the three and nine months ended September 30, 2017 was $20.0 million and $30.0 million, respectively, and the average price per ordinary share for the three and nine months ended September 30, 2017 was $44.32 and $46.23, respectively.
Preference Share Issuance. The Company did not issue any preference shares for the three and nine months ended September 30, 2018. The Company redeemed the outstanding 7.250% Perpetual Non-Cumulative Preference Shares on July 3, 2017.

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
The fair value of the RSUs is based on the closing price on the date of the grant less a deduction for illiquidity and is expensed through the income statement evenly over the vesting period. In the nine months ended September 30, 2018, the Company granted 230,766 RSUs (2017 — 200,021) to its employees. Compensation costs charged against income in respect of RSUs granted to employees for the nine months ended September 30, 2018 were $6.8 million (2017 —$7.2 million). The total tax credit recognized by the Company in relation to RSUs in the nine months ended September 30, 2018 was $1.6 million (2017 — $1.7 million).
Performance Shares. Performance share awards are subject to a three-year service vesting period with a separate annual growth in diluted book value per share (“BVPS”) test for each year, adjusted to add back ordinary shares and movements in AOCI to shareholders’ equity. Accordingly, one-third of the award may be earned in each calendar year. Performance share awards are not entitled to dividends before they vest and are subject to the employee’s continued employment. If performance goals are achieved, the performance shares will vest up to a maximum of 200% of target.

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
During the nine months ended September 30, 2018, the Company granted 215,273 performance shares to its employees (2017 — 216,878). The fair value of performance share awards is based on the value of the closing ordinary share price on the date of the grant less a deduction for illiquidity and expected dividends which would not accrue during the vesting period. Net compensation costs charged against income in the nine months ended September 30, 2018 in respect of performance shares were $0.7 million (2017 — $0.4 million). The total tax recognized by the Company in relation to performance shares in the nine months ended September 30, 2018 was a tax credit of $0.1 million (2017 — $0.1 million credit), excluding excess tax benefits.
Phantom Shares. Phantom share awards are subject to a three-year service vesting period with a separate annual growth in diluted BVPS test for each year, adjusted to add back ordinary shares and movements in AOCI to shareholders’ equity. One-third of the award may be earned in each calendar year with the vested amount being paid in cash in lieu of ordinary shares. As ordinary shares are not issued, phantom shares have no dilutive effect.
During the nine months ended September 30, 2018, the Company granted 150,185 phantom shares to its employees (2017 — 173,619). The fair value of the phantom shares is based on the closing share price on the date of the grant less a deduction for illiquidity. The fair value is expensed through the consolidated income statement evenly over the vesting period. As the payment to beneficiaries will ultimately be in cash rather than ordinary shares, an adjustment is required each quarter to revalue the accumulated liability to the balance sheet date fair value. Compensation costs charged against income in the nine months ended September 30, 2018 in respect of phantom shares were $0.1 million (2017 — $0.7 million). The total tax recognized by the Company in relation to phantom shares in the nine months ended September 30, 2018 was $0.1 million (2017 — $0.2 million), excluding excess tax benefits.

(b)	Employee Share Purchase Plans
Employee Share Purchase Plans. On April 30, 2008, the shareholders of the Company approved the Employee Share Purchase Plan, the 2008 Sharesave Scheme and the International Employee Share Purchase Plan (collectively, the “ESPP”) which are implemented by a series of consecutive offering periods as determined by the Board of Directors. In respect of the ESPP, employees can save up to $500 per month over a two-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. In respect of the 2008 Sharesave Scheme, employees can save up to £500 per month over a three-year period, at the end of which they are eligible to purchase the Company’s ordinary shares at a discounted price. Employees can purchase the Company’s ordinary shares at a discounted price equivalent to eighty-five percent (85%) of the fair market value of the ordinary shares on the offering date which may be adjusted upon changes in capitalization of the Company. Under the Merger Agreement, the Company agreed not to commence any offering period to purchase the Company’s ordinary shares that would begin after the end of any offering period in effect as of the date of the Merger Agreement, not accept payroll deductions to be used to purchase ordinary shares under the ESPP after the end of any offering period in effect as of the date of the Merger Agreement and ensure that no new participants be permitted to participate in the ESPP and that existing participants may not increase their elections with respect to any offering period in effect as of the date of the Merger Agreement.
Under the ESPP, 35,098 ordinary shares were exercised and issued during the nine months ended September 30, 2018 (2017 — 10,545). No ESPP options were granted in 2018. Compensation costs charged against income in the nine months ended September 30, 2018 in respect of the ESPP were $0.1 million (2017 — $0.3 million). The total tax credit recognized by the Company in relation to the ESPP in the nine months ended September 30, 2018 was $Nil (2017 — $Nil).

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
The following table summarizes information about RSUs issued to non-employee directors as at September 30, 2018:

	Restricted Share Units
	As at September 30, 2018	As at September 30, 2017
RSU Holder	Amount Granted	Amount Granted
Non-Employee Directors	29,025	22,230
Chairman	12,900	8,892
Compensation costs charged against income in respect of RSUs granted to non-employee directors for the nine months ended September 30, 2018 were $1.1 million (2017 — $1.1 million). The total tax charge recognized by the Company in relation to non-employee RSUs in the nine months ended September 30, 2018 was $Nil (2017 — $Nil).

15.	Intangible Assets and Goodwill
The following tables provide a summary of the Company’s intangible assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018				Three Months Ended September 30, 2017
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trademarks	$2.7	$—	$—	$2.7	$6.3	$—	$(0.3)	$6.0
Insurance Licenses	16.7	—	—	16.7	16.7	—	—	16.7
Agency Relationships	2.0	—	(0.1)	1.9	25.1	—	(0.5)	24.6
Non-compete Agreements	0.5	—	(0.1)	0.4	3.0	—	(0.3)	2.7
Consulting Relationships	—	—	—	—	0.8	—	(0.1)	0.7
Goodwill	3.9	—	—	3.9	26.0	—	—	26.0
Renewal Rights	1.2	—	(0.1)	1.1	1.5	—	(0.1)	1.4
Total	$27.0	$—	$(0.3)	$26.7	$79.4	$—	$(1.3)	$78.1

	Nine Months Ended September 30, 2018				Nine Months Ended September 30, 2017
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trademarks	$2.9	$—	$(0.2)	$2.7	$6.6	$—	$(0.6)	$6.0
Insurance Licenses	16.7	—	—	16.7	16.7	—	—	16.7
Agency Relationships	2.3	—	(0.4)	1.9	26.2	—	(1.6)	24.6
Non-compete Agreements	0.7	—	(0.3)	0.4	3.3	—	(0.6)	2.7
Consulting Relationships	—	—	—	—	0.9	—	(0.2)	0.7
Goodwill	3.9	—	—	3.9	24.2	1.8	—	26.0
Renewal Rights	1.4	—	(0.3)	1.1	1.7	—	(0.3)	1.4
Total	$27.9	$—	$(1.2)	$26.7	$79.6	$1.8	$(3.3)	$78.1

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
On September 18, 2018, Aspen U.S. Holdings sold a 60% interest in AgriLogic Consulting, LLC, its agricultural consulting business, to CGB DS and an individual investor, recognizing no gain or loss on disposal and de-consolidation. Intangible assets of the consulting business had previously been fully impaired.
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
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at September 30, 2018, the value of the license to use the Aspen trademark was $1.6 million

(December 31, 2017 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the Company’s licenses as at September 30, 2018 was $16.6 million (December 31, 2017 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Goodwill. On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Aspen U.S. Holdings, a 49% share of Digital Re. The Company valued the goodwill at $1.8 million. The goodwill is deemed to have an indefinite useful life and will be assessed for impairment annually.

16.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders. The following table details the forms and value of the Company’s restricted assets as at September 30, 2018 and December 31, 2017:

	As at September 30, 2018	As at December 31, 2017
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,154.5	$1,455.0
Third party	2,431.1	2,425.3
Letters of credit / guarantees (1)	840.3	658.5
Investment commitment — real estate fund	—	100.0
Other investments — real estate fund	100.5	—
Total restricted assets	$4,526.4	$4,638.8
Total as percent of investable assets(2)	56.0%	53.4%

(1)	As at September 30, 2018, the Company had pledged funds in the amount of $840.3 million (December 31, 2017 — $658.5 million) as collateral for the secured letters of credit.

(2)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

Real Estate Fund. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. On September 19, 2018, the Company received a demand for the final capital call of $13.8 million and paid the capital on September 28, 2018.
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
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at September 30, 2018 in the amount of $494.2 million (December 31, 2017 — $458.7 million).
The amounts provided as Funds at Lloyd’s are drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at September 30, 2018 was £0.4 million (December 31, 2017 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
As at September 30, 2018, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
On August 28, 2018, the Borrowers entered into a Waiver to Credit Agreement with various lenders and Barclays Bank plc, as administrative agent, to waive any Default or Event of Default that would result from any Change of Control caused by the Merger.
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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the LOC Facility with Citi Europe, as previously filed with the SEC, remain in full force and effect. As at September 30, 2018, we had $444.2 million of outstanding collateralized letters of credit under the LOC Facility (December 31, 2017 — $449.4 million under the LOC Facility).

(b)	Operating leases
Amounts outstanding under operating leases net of subleases as at September 30, 2018 were:

	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.6	$16.0	$15.4	$10.9	$8.9	$74.6	$132.4

(c)	Contingent liabilities
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
As at September 30, 2018 and December 31, 2017, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.
If the Merger is consummated, each RSU, performance share and phantom share that is outstanding immediately prior to the Merger shall, to the extent not vested, become fully vested, and shall be canceled and converted into the right to receive $42.75 without interest in accordance with the terms of the Merger Agreement. In addition, if the Merger is consummated it could trigger certain change in control agreements with members of management which could result in potential change in control payments to those members of management.

17.	Subsequent Events

On October 10, 2018, a large storm system (Hurricane Michael) made landfall on the Florida Panhandle and caused substantial wind damage over a wide area. Based solely on the Company’s modeled loss projections, industry loss estimates and exposure analysis as of the date of this report, the Company’s preliminary assessment of pre-tax losses associated with Hurricane Michael, excluding potential crop reinsurance losses, is not expected to exceed $40 million, net of outwards reinsurance and reinstatement premiums. The Company’s actual losses from Hurricane Michael may differ materially from this preliminary estimate due to limitations in one or more of the models and because, as a recent large storm event, this preliminary estimate is not based on the actual terms and conditions of individual treaties and policies expected to be impacted, future loss information expected to follow from clients and brokers, further market intelligence, or any loss reports. The final settlement of claims associated with Hurricane Michael is likely to take place over a considerable period of time.

See “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2018 and 2017. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2017, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2017 Annual Report on Form 10-K filed with the SEC.
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
Overview
Key results for the three months ended September 30, 2018 include:

•
Gross written premiums of $873.2 million for the third quarter of 2018, an increase of 2.4% from the third quarter of 2017. Gross written premiums in reinsurance decreased by 8.1% mainly due to a reduction in property catastrophe reinsurance. Gross written premiums in insurance increased by 13.3% due to growth in property and casualty, and financial and professional lines;

•
There were $56.4 million, or 9.4 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the third quarter of 2018 compared with $360.3 million, or 55.9 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the third quarter of 2017;

•
Net favorable development on prior year loss reserves of $19.5 million for the third quarter of 2018 had a favorable impact of 3.2 percentage points on the combined ratio, compared with a net favorable development on prior year loss reserves of $17.9 million in the third quarter of 2017, which had a favorable impact of 2.8 percentage points on the combined ratio;

•	Combined ratio of 111.1% for the third quarter of 2018 compared with 152.2% for the third quarter of 2017;

•	Realized and unrealized foreign exchange losses of $9.5 million for the third quarter of 2018 compared with gains of $8.4 million in the third quarter of 2017;

•
A gain of $7.2 million in the third quarter of 2018 compared with a gain of $4.5 million in the third quarter of 2017 in respect of foreign exchange contracts not designated as hedging instruments primarily due to changes in exchange rates between the U.S. Dollar and the Euro and British Pound;

•
Realized and unrealized investment losses of $0.9 million for the third quarter of 2018 compared with gains of $17.5 million in the third quarter of 2017 due to mark to market changes in the valuation of our fixed income trading portfolios;

•
A tax credit of $15.5 million in the third quarter of 2018 compared with a credit of $9.2 million in the third quarter of 2017, the increase owing to the successful conclusion of a U.K. tax inquiry and the subsequent release of a $12.5 million tax provision;

•	Diluted net (loss) per ordinary share of $(0.38) for the quarter ended September 30, 2018 compared with diluted net (loss) per ordinary share of $(4.48) for the third quarter of 2017;

•	Annualized net (loss) return on average ordinary shareholders’ equity of (4.0)% for the third quarter of 2018 compared with (37.6)% for the third quarter of 2017; and

•	Diluted book value per ordinary share(1) of $37.46 as at September 30, 2018, a 6.6% reduction from December 31, 2017 mainly due to a $152.7 million reduction in shareholders’ equity.
(1) Diluted book value per ordinary share is based on total shareholders’ equity less preference shares (liquidation preference less issue expenses) and non-controlling interest, divided by the total number of issued and potentially dilutive ordinary shares at the end of the period.

Total shareholders’ equity decreased by $52.2 million to $2,775.8 million during the three months ended September 30, 2018. The most significant movements were as follows:

•
a $36.9 million decrease in retained earnings for the period primarily related to a $15.1 million net loss which included $38.6 million of advisor fees associated with the Merger and the payment of $14.3 million of ordinary share dividends and $7.6 million of preference share dividends; and

•
a $15.8 million reduction in accumulated other comprehensive income which included a $19.7 million net unrealized loss on investments, a $4.3 million net gain in foreign currency translation and a $0.4 million net loss in the value of hedged foreign exchange contracts

Ordinary shareholders’ equity as at September 30, 2018 and December 31, 2017 were:

	As at September 30, 2018	As at December 31, 2017
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,775.8	$2,928.5
Preference shares less issue expenses	(511.9)	(511.9)
Non-controlling interests	(2.9)	(2.7)
Net assets attributable to ordinary shareholders	$2,261.0	$2,413.9
Issued ordinary shares	59,697,669	59,474,085
Issued and potentially dilutive ordinary shares	60,356,378	60,202,409
Merger Agreement
On August 28, 2018, the Company entered into a definitive agreement and plan of merger (the “Merger Agreement”) with Highlands Holdings, Ltd., a Bermuda exempted company (“Highlands”), and Highlands Merger Sub, Ltd., a Bermuda exempted company and wholly owned subsidiary of Highlands (“Merger Sub”). Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, and in the related statutory merger agreement, the Company will merge with and into Merger Sub in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Highlands. Highlands and Merger Sub are affiliates of certain investment funds managed by affiliates of Apollo Global Management, LLC (“Apollo”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each ordinary share of the Company issued and outstanding immediately prior to such time (other than ordinary shares owned by Aspen as treasury shares, owned by any subsidiary of the Company or owned by Highlands, Merger Sub or or any subsidiary of Highlands, which will be canceled as set forth in the Merger Agreement) will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes. Each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) will remain issued and outstanding following the Merger. The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividend on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
The Merger is expected to close in the first half of 2019, subject to shareholder and regulatory approvals, and other closing conditions as set forth in the Merger Agreement including, among others, the maintenance of certain financial strength ratings of certain of the Company’s insurance subsidiaries. The Merger Agreement also contains certain termination rights, including Highlands’ right to terminate if the Company suffers aggregate losses exceeding $350 million resulting from certain catastrophic events occurring between July 1, 2018 and January 31, 2019.
Additional information about the Merger is set forth in the Company's Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on August 28, 2018 and the exhibits thereto, including the Merger Agreement, and the Company's preliminary proxy statement on Schedule 14A filed with the SEC on September 22, 2018.
Outlook and Trends
Overall, we are continuing to see rate increases in both our reinsurance and insurance segments, although the increase varies by line and geography.
In the reinsurance segment rates increased by approximately 3% in the year to date, with the largest rate increase of approximately 5% in property catastrophe reinsurance. Rates in property reinsurance increased by approximately 2% in the year to date, with rate increases of approximately 3% in casualty reinsurance and specialty reinsurance.

In the insurance segment rates increased by approximately 4% in the year to date, with the largest rate increase of approximately 8% in marine, aviation and energy insurance. Rates in property and casualty insurance increased by approximately 4% in the year to date while rates in financial and professional line were broadly flat.
In 2018, both business segments have reduced net retentions compared to 2017 through the purchase of additional reinsurance as part of our strategy to reduce volatility and our exposures to 1-in-100 and 1-in-250 catastrophe events relative to total shareholders’ equity.
We continue to be on track to achieve our targeted savings of $30.0 million in 2018 from our operating effectiveness and efficiency program (the “Effectiveness and Efficiency Program”).
See “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this report. Please also refer to Note 17 to our unaudited condensed consolidated financial statements included in this report for a discussion of the Company’s initial assessment of potential losses from Hurricane Michael that made landfall on the Florida Panhandle following the end of the third quarter of 2018.

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
Results of Operations for the Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017
The following is a discussion and analysis of our consolidated results of operations for the three months ended September 30, 2018 and 2017, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums increased by $20.7 million, or 2.4%, in the third quarter of 2018 compared to the third quarter of 2017. Gross written premiums from our reinsurance segment decreased by $35.1 million, or 8.1%, in the third quarter of 2018 compared to the third quarter of 2017 largely due to a reduction in property catastrophe reinsurance. Gross written premiums from our insurance segment increased by $55.8 million, or 13.3%, in the third quarter of 2018 compared to the third quarter of 2017 due to growth in our property and casualty, and financial and professional lines.
The table below shows our gross written premiums and the percentage change in gross written premiums for each business segment for the three months ended September 30, 2018 and 2017:

Business Segment	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% increase/(decrease)
	($ in millions)	($ in millions)
Reinsurance	$396.4	$431.5	(8.1)%
Insurance	476.8	421.0	13.3%
Total	$873.2	$852.5	2.4%
Ceded reinsurance. Total reinsurance ceded in the third quarter of 2018 was $294.3 million, an increase of $49.2 million from the third quarter of 2017. Ceded reinsurance costs increased by $77.1 million in our insurance segment primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. Ceded reinsurance costs decreased by $27.9 million in our reinsurance segment due to a reduction in the proportion of business ceded from our specialty reinsurance lines following the sale of AgriLogic in December 2017. The changes in our reinsurance program reduced our retention ratio (defined as net written premium as a percentage of gross written premium) by 4.9 percentage points to 66.3% in the third quarter of 2018 compared to 71.2% in the third quarter of 2017.

Net premiums earned. Net premiums earned in the third quarter of 2018 decreased by 4.5% from the third quarter of 2017 primarily as a result of an $89.6 million increase in ceded earned reinsurance premiums partially offset by a $60.3 million increase in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio for the quarter decreased by 49.8 percentage points from 119.0% in the third quarter of 2017 to 69.2% in the third quarter of 2018. The decrease in the loss ratio was largely due to a $311.6 million decrease in catastrophe losses and a $1.6 million increase in net favorable development on prior year loss reserves, partially offset by a $29.3 million reduction in net earned premiums and $15.1 million of fire-related losses in the U.K. compared with no large losses in 2017.
In the reinsurance segment, the loss ratio for the three months ended September 30, 2018 was 72.5% compared to 131.5% in the equivalent period in 2017. The decrease in the loss ratio for the quarter was largely due to a $243.0 million decrease in catastrophe losses partially offset by a $9.6 million decrease in prior year reserve releases and a $4.8 million increase in ceded earned premiums. In the third quarter of 2018, we experienced $53.2 million of catastrophe losses, net of reinsurance recoveries, including $27.9 million from Typhoon Jebi, $6.2 million from Hurricane Florence and $19.5 million from U.S. and Asian weather-related events. In the equivalent quarter of 2017, we experienced $296.2 million of natural catastrophe losses, net of reinsurance recoveries, including $90.5 million from Hurricane Harvey, $121.3 million from Hurricane Irma, $50.8 million from Hurricane Maria, $19.5 million from the earthquakes in Mexico and $14.1 million from weather-related events in the U.S., Australia and Asia. Reserve releases for the current quarter were predominantly from our other property reinsurance lines while releases in the comparative period in 2017 were a result of favorable development across all reinsurance business lines.
In the insurance segment, the loss ratio decreased to 63.7% in the third quarter of 2018 from 101.3% in the third quarter of 2017 largely due to a $68.6 million decrease in catastrophe losses and an $11.2 million increase in prior year reserve releases, partially offset by an $84.8 million increase in ceded earned premiums and $15.1 million of fire-related losses in the third quarter of 2018. The increase in ceded earned premiums was primarily due to an increase in the proportion of business ceded to our quota share programs which produced a proportionate increase in ceded reinsurance recoveries. In the third quarter of 2018, we experienced $8.0 million of natural catastrophe losses, net of reinsurance recoveries, including $5.7 million from Hurricane Florence and $3.1 million from U.S. weather-related events. In the equivalent quarter of 2017, we experienced $76.6 million of natural catastrophe losses, net of reinsurance recoveries, including $23.4 million from Hurricane Harvey, $21.1 million from Hurricane Irma, $15.2 million from Hurricane Maria and $16.9 million from U.S. weather-related events. In the third quarter of 2018 we experienced $15.1 million of fire related losses in the U.K. compared with no large losses in 2017. Prior year reserve releases increased from $0.7 million in the third quarter of 2017 to $11.9 million in the current period. Reserve releases in the current quarter were from marine, aviation and energy and from financial and professional lines offsetting strengthening in property and casualty lines. Releases in the comparative quarter in 2017 were principally from our marine, aviation and energy business lines, partially offset by reserve strengthening in financial and professional lines and strengthening in property and casualty lines following the purchase of an adverse development cover. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The tables below show our loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined third quarter 2018 catastrophe losses as losses associated with Hurricane Florence, Typhoon Jebi and U.S. and Asian weather-related events. We defined catastrophe losses in the third quarter of 2017 as losses associated with Hurricanes Harvey, Irma and Maria, the earthquakes in Mexico, and U.S., Australian and Asian weather-related events. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended September 30, 2018	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	72.5%	(13.0)%	59.5%
Insurance	63.7%	(3.4)%	60.3%
Total	69.2%	(9.4)%	59.8%

For the Three Months Ended September 30, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	131.5%	(74.6)%	56.9%
Insurance	101.3%	(30.3)%	71.0%
Total	119.0%	(55.9)%	63.1%

Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	18.0%	18.8%	18.4%	15.0%	17.9%	16.2%
Effect of ceded reinsurance	1.5	(8.0)	(2.2)	1.1	(1.7)	—
Net policy acquisition expense ratio	19.5%	10.8%	16.2%	16.1%	16.2%	16.2%

Gross general, administrative and corporate expense ratio (1)	7.3	11.8	16.5	7.1	13.2	12.1
Effect of ceded reinsurance premiums	1.6	13.2	9.2	1.5	8.8	4.9
Net general and administrative expense ratio	8.9%	25.0%	25.7%	8.6%	22.0%	17.0%

Total net expense ratio	28.4%	35.8%	41.9%	24.7%	38.2%	33.2%

(1)	The total group general and administrative expense ratio includes corporate and non-operating expenses. Comparative ratios have been re-presented to include corporate and non-operating expenses.
The net policy acquisition expense ratio for the third quarter of 2018 was unchanged from the third quarter of 2017. The increase in the net policy acquisition expense ratio in the reinsurance segment followed a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic. The reduction in net policy acquisition expense ratio in the insurance segment was due to an increase in over-rider commissions associated with increased ceded reinsurance.
General, administrative and corporate expenses increased by $49.5 million from $110.9 million in the third quarter of 2017 to $160.4 million in the third quarter of 2018. The total general, administrative and corporate expense ratio, before the effect of reinsurance, for the third quarter of 2018 increased by 4.4 percentage points from the third quarter 2017 due predominantly to the recognition of $38.6 million of advisor fees related to the Merger and a $7.2 million increase in other non-operating costs which includes costs associated with the Effectiveness and Efficiency Program. The reduction in administration costs in the reinsurance segment following the sale of AgriLogic was offset by an increase in accruals for performance-related pay. The reduction in the operating expenses in the insurance segment was due to a reduction in accruals for performance-related pay.
Net investment income. Net investment income for the third quarter of 2018 was $48.0 million, a 3.5% increase compared to $46.4 million in the third quarter of 2017, due to an increase in income from our fixed income portfolios.
Change in fair value of derivatives. In the three months ended September 30, 2018, we experienced a gain of $7.2 million (2017 — gain of $4.5 million) in respect of foreign exchange contracts not designated as hedging instruments due predominantly to changes in exchange rates between the U.S. Dollar and the Euro and British Pound and a loss of $2.7 million (2017 — gain of $1.2 million) in respect of foreign exchange contracts designated as hedging instruments.

(Loss)/income before tax. In the third quarter of 2018, loss before tax was $30.6 million (2017 — loss of $263.0 million) consisting of the amounts set out in the table below:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017
	($ in millions)
Underwriting (loss)	$(2.3)	$(321.3)
Corporate expenses	(16.0)	(13.5)
Amortization and non-recurring expenses	(51.0)	(5.2)
Net other income	1.0	(2.2)
Net investment income	48.0	46.4
Change in fair value of derivatives	7.2	4.5
Change in fair value of loan notes issued by variable interest entities	(1.7)	9.8
Realized and unrealized investment gains	1.8	29.9
Realized and unrealized investment (losses)	(2.7)	(12.4)
Net realized and unrealized foreign exchange gains/(losses)	(9.5)	8.4
Interest expense	(5.4)	(7.4)
(Loss) before tax	$(30.6)	$(263.0)
Realized and unrealized investment (losses)/gains. Total realized and unrealized investment losses recorded in the statement of operations for the three months ended September 30, 2018 were $0.9 million (2017 — $17.5 million gains). For more detail, please refer to Note 6 of the unaudited condensed consolidated financial statements contained in this report.
Taxes. Income tax credit for the three months ended September 30, 2018 was $15.5 million (2017 — $9.2 million credit) equating to an effective tax rate of 50.7% (2017 — 3.5%). The increase in the tax credit for the three months ended September 30, 2018 was due to the successful conclusion of a U.K. tax inquiry which enabled the release of a $12.5 million provision and associated interest we had been holding against the potential disallowance of a prior period adjustment. The tax credit was partially offset by the introduction of U.S. Base Erosion Anti-abuse Tax (“BEAT”) on premium ceded from U.S. subsidiaries to non-U.S. related parties. For further information, refer to Part I, Item 1A, “Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC.
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
Net (loss) after tax. Net loss after tax for the three months ended September 30, 2018 was $15.1 million, equivalent to a basic loss per ordinary share of $0.38 adjusted for the $7.6 million preference share dividends and $0.1 million non-controlling interest. Basic and fully diluted loss per ordinary share was $0.38 for the three months ended September 30, 2018. Net loss after tax for the three months ended September 30, 2017 was $253.8 million, equivalent to basic loss per ordinary share of $4.48 after deducting $7.7 million preference share dividends, $5.6 million of costs in relation to the redemption of the 7.250% Preference Shares and $0.6 million non-controlling interest. Basic and fully diluted loss per ordinary share was $4.48 for the three months ended September 30, 2017.
Other comprehensive income. We recorded a $15.8 million reduction in our total other comprehensive income for the three months ended September 30, 2018 (2017 — reduction of $3.1 million), net of taxes. The reduction was mainly due to a $19.7 million net unrealized loss in the available for sale investment portfolio (2017 — $0.1 million net unrealized loss), a $4.3 million net unrealized gain in foreign currency translation (2017 — $2.6 million net unrealized loss) and a $0.4 million net loss in the value of hedged foreign exchange contracts (2017 — $0.4 million net change).
Non-controlling interest. In the three months ended September 30, 2018, we recorded a decrease of $0.1 million (2017 — $0.6 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary and preference shares in the three months ended September 30, 2018 were $14.3 million and $7.6 million, respectively (2017 — $14.4 million and $7.7 million). The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividend on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.

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
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements included in this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended September 30, 2018 and 2017. The contributions of each business segment to gross written premiums in the three months ended September 30, 2018 and 2017 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$396.4	45.4%	$431.5	50.6%
Insurance	476.8	54.6	421.0	49.4
Total	$873.2	100.0%	$852.5	100.0%

Reinsurance
The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2017 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our reinsurance segment decreased by 8.1% in the three months ended September 30, 2018 compared to the three months ended September 30, 2017. The table below shows the gross written premiums and the percentage change in gross written premiums for each line of business for the three months ended September 30, 2018 and 2017:

Lines of Business	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$34.6	$63.3	(45.3)%
Other property reinsurance	84.9	88.1	(3.6)%
Casualty reinsurance	74.1	75.8	(2.2)%
Specialty reinsurance	202.8	204.3	(0.7)%
Total	$396.4	$431.5	(8.1)%
The decrease in property catastrophe reinsurance gross written premiums was due to action taken on under-performing accounts, rate pressure and the recognition of $19.9 million of reinstatement premiums associated with the catastrophe events which occurred in the three months ended September 30, 2017 compared with $4.8 million of reinstatement premiums associated with the catastrophe events which occurred in the three months ended September 30, 2018. The decrease in other property reinsurance, casualty reinsurance and specialty reinsurance gross written premiums was due to adverse adjustments to prior year premium estimates.
Losses and loss adjustment expenses. The loss ratio for the three months ended September 30, 2018 was 72.5% compared to 131.5% in the equivalent period in 2017. The decrease in the loss ratio for the quarter was largely due to a $243.0 million decrease in catastrophe losses partially offset by a $9.6 million decrease in prior year reserve releases and a $4.8 million increase in ceded earned premiums.
In the third quarter of 2018, we experienced $53.2 million of catastrophe losses, net of reinsurance recoveries, including $27.9 million from Typhoon Jebi, $6.2 million from Hurricane Florence and $19.5 million from U.S. and Asian weather-related events. In the third quarter of 2017 we experienced $296.2 million of catastrophe losses, net of reinsurance recoveries, including $90.5 million from Hurricane Harvey, $121.3 million from Hurricane Irma, $50.8 million from Hurricane Maria, $19.5 million from the earthquakes in Mexico and $14.1 million from weather-related events in the U.S., Australia and Asia.
Prior year reserve releases decreased from $17.2 million in the third quarter of 2017 to $7.6 million in the current period. Prior year reserve releases for the current quarter were predominantly from our property reinsurance lines, while in the comparative period in 2017 releases were a result of favorable development across all of reinsurance business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $75.7 million for the three months ended September 30, 2018, equivalent to 19.5% of net earned premiums, compared to $61.5 million, or 16.1% of net earned premiums, for the equivalent period in 2017. The increase in the acquisition expense ratio was mainly attributable to a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic and a $4.8 million increase in ceded earned premiums. In the three months ended September 30, 2018, general and administrative expenses increased to $34.7 million compared with $32.8 million in the equivalent period in 2017 primarily due to an increase in accruals for performance-related pay partially offset by a reduction in headcount and associated administration costs following the sale of AgriLogic. The general and administrative expense ratio increased to 8.9% in the third quarter of 2018 from 8.6% in the equivalent period in 2017 due to the increase in expenses and the impact on net earned premiums from ceding a greater proportion of written premiums to third parties.

Insurance
The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2017 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment increased by 13.3% in the third quarter of 2018 compared to the three months ended September 30, 2017. The table below shows our gross written premiums and the percentage change in gross written premiums for each line of business for the three months ended September 30, 2018 and 2017:

Lines of Business	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$213.2	$194.6	9.6%
Marine, aviation and energy insurance	80.8	86.0	(6.0)%
Financial and professional lines insurance	182.8	140.4	30.2%
Total	$476.8	$421.0	13.3%

The increase in property and casualty insurance gross written premiums was largely attributable to an increase in U.S. property and excess casualty business lines offsetting reductions in U.K. regional lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to reductions in U.S. onshore energy and construction, international upstream energy and aviation business lines. The increase in gross written premiums in financial and professional lines was largely attributable to growth in U.S. professional lines with smaller increases in management liability and accident and health offsetting reductions in surety and cyber business lines.
Losses and loss adjustment expenses. The loss ratio decreased to 63.7% in the third quarter of 2018 from 101.3% in the third quarter of 2017 largely due to a $68.6 million decrease in catastrophe losses and an $11.2 million increase in prior year reserve releases partially offset by an $84.8 million increase in ceded earned premiums.
In the third quarter of 2018, we experienced $8.0 million of catastrophe losses, net of reinsurance recoveries, including $5.7 million from Hurricane Florence and $3.1 million from U.S. weather-related events, compared to $76.6 million of catastrophe losses, net of reinsurance recoveries, in the third quarter of 2017, including $23.4 million from Hurricane Harvey, $21.1 million from Hurricane Irma, $15.2 million from Hurricane Maria and $16.9 million from U.S. weather-related events. In the third quarter of 2018 we experienced $15.1 million of fire-related losses in the U.K. compared with no large losses in 2017.
Prior year reserve releases increased from $0.7 million in the third quarter of 2017 to $11.9 million in the third quarter of 2018. Reserve releases in the third quarter of 2018 were from marine, aviation and energy lines and in financial and professional lines offsetting strengthening in property and casualty lines. In the comparative quarter in 2017, releases were principally from our marine, aviation and energy business lines, which offset reserve strengthening in financial and professional lines and property and casualty lines associated with the purchase of an adverse development cover. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $25.3 million for the three months ended September 30, 2018, equivalent to 10.8% of net earned premiums, compared to $43.9 million, or 16.2% of net earned premiums, in the third quarter of 2017. The reduction in acquisition ratio was largely due to an increase in over-rider commissions associated with an increase in ceded reinsurance. General and administrative expenses decreased by $0.7 million from $59.4 million in the third quarter of 2017 to $58.7 million in the third quarter of 2018 due primarily to a reduction in accruals for performance-related pay.

Results of Operations for the Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017
The following is a discussion and analysis of our consolidated results of operations for the nine months ended September 30, 2018 and 2017, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to our business segments.
Gross written premiums. Gross written premiums increased by $171.2 million, or 6.4%, in the first nine months of 2018 compared to the equivalent period in 2017. Gross written premiums from our reinsurance segment increased by 1.0% in the first nine months of 2018 compared to the equivalent period in 2017 mainly due to growth in agriculture business written within specialty reinsurance. Gross written premiums from our insurance segment increased by 11.8% in the first nine months of 2018 compared to the equivalent period in 2017 due to growth across all insurance business lines with the most significant increase in financial and professional lines.
The table below shows our gross written premiums for each business segment and the percentage change in gross written premiums for each business segment for the nine months ended September 30, 2018 and 2017:

Business Segment	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% increase
	($ in millions)	($ in millions)
Reinsurance	$1,345.9	$1,332.4	1.0%
Insurance	1,497.9	1,340.2	11.8%
Total	$2,843.8	$2,672.6	6.4%
Ceded reinsurance. Total reinsurance ceded for the first nine months of 2018 increased by $343.1 million to $1,143.4 million compared to the first nine months of 2017. Ceded reinsurance costs increased by $280.6 million in our insurance segment primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. Ceded reinsurance costs increased by $62.5 million in our reinsurance segment due to increased ceded reinsurance for our property catastrophe business lines where business previously ceded to Silverton, a consolidated entity, is now ceded to Peregrine, a non-consolidated entity, as well as due to an increase in ceded reinsurance premiums following the sale of AgriLogic in December 2017. The changes in our reinsurance program reduced our retention ratio (defined as net written premium as a percentage of gross written premium) by 10.3% to 59.8% in the first nine months of 2018 compared to 70.1% in the first nine months of 2017.
Net earned premiums. Net earned premiums in the first nine months of 2018 decreased by 6.6% compared to the first nine months of 2017 due to a $366.8 million increase in ceded earned reinsurance premiums partially offset by a $247.4 million increase in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio decreased by 18.1 percentage points from 80.8% in the first nine months of 2017 to 62.7% in the first nine months of 2018. The decrease in the loss ratio was largely due to a $333.2 million decrease in catastrophe losses partially offset by a $119.4 million reduction in net earned premiums and a $6.9 million reduction in prior year reserve releases.
In the reinsurance segment, the loss ratio for the nine months ended September 30, 2018 was 64.1% compared to 85.6% in the equivalent period in 2017 largely due to a $251.7 million decrease in catastrophe losses and a $1.1 million decrease in large losses, partially offset by a $76.5 million increase in ceded earned premiums and a $24.5 million decrease in reserve releases. In the first nine months of 2018, we experienced $78.1 million of catastrophe losses, net of reinsurance recoveries, including $27.9 million from Typhoon Jebi, $6.2 million from Hurricane Florence, $3.5 million from Storm Friederike and $40.5 million from other U.S. and Asian weather-related events. In the comparable period in 2017, we experienced $329.8 million of catastrophe losses, net of reinsurance recoveries, including $90.5 million from Hurricane Harvey, $121.3 million from Hurricane Irma, $50.8 million from Hurricane Maria, $19.5 million from the earthquakes in Mexico, $7.2 million from a tornado in Mississippi, $5.2 million from Cyclone Debbie in Australia and $32.9 million from other weather-related events. Reserve releases decreased from $71.0 million in the first nine months of 2017 to $46.5 million in the current period. For the nine months ended September 30, 2018, reserve releases were across our property catastrophe reinsurance, other property reinsurance and specialty reinsurance lines. The comparative period in 2017 experienced favorable development across all reinsurance business lines, including an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa, despite $12.8 million of adverse development in our casualty reinsurance lines due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate.
In the insurance segment, the loss ratio for the first nine months of 2018 was 60.9% compared to 75.6% in the comparative period in 2017. The decrease in the loss ratio was largely due to an $81.5 million decrease in catastrophe losses, a $31.4 million increase in prior year reserve releases and a $4.9 million decrease in large losses, all of which offset the impact of a $290.3 million increase in ceded earned premiums. In the first nine months of 2018, there were $25.5 million of catastrophe losses, including $6.3 million from U.K. winter storms, $5.7 million from Hurricane Florence and $13.5 million from other U.S. weather-related events. In the first nine months of 2017, there were $107.0 million of catastrophe losses, net of reinsurance recoveries, including $23.4 million from Hurricane Harvey, $21.1 million from Hurricane Irma, $15.2 million from Hurricane Maria and $47.3 million from U.S. weather-related events. In the first nine months of 2018, we experienced a $6.6 million trade credit loss and $19.9 million of fire-related losses while large losses in the comparative period in 2017 included a $4.8 million loss from a refinery explosion, a $6.8 million surety loss and $19.8 million of losses from several fires. Prior year reserve releases increased by $31.4 million from $21.8 million in the first nine months of 2017 to $53.2 million in the equivalent period in 2018. The reserve releases in the nine-month period ended September 30, 2018 were from property and casualty, and marine, aviation and energy lines offsetting strengthening in financial and professional lines. Reserve releases in the comparative period in 2017 were principally from our marine, aviation and energy lines and included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in our property and casualty lines due to a change in the Ogden rate.
We monitor the loss ratio as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The tables below show the loss ratios including and excluding the impact from natural catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we defined the 2018 catastrophe losses in the first nine months of 2018 as losses associated with Hurricane Florence, Typhoon Jebi, Storm Friederike, U.K. winter storms and other U.S. and Asian weather-related events. We defined 2017 catastrophe losses in the first nine months of 2017 as losses associated with Hurricanes Harvey, Irma and Maria, the earthquakes in Mexico, a tornado in Mississippi, Cyclone Debbie in Australia and other U.S. weather-related events.
The underlying changes in loss ratios by business segment are shown in the tables below for the nine months ended September 30, 2018 and 2017. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net claims and reinstatement premiums, if applicable, from catastrophe loss events.

For the Nine Months Ended September 30, 2018	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	64.1%	(7.9)%	56.2%
Insurance	60.9%	(3.6)%	57.3%
Total	62.7%	(6.0)%	56.7%

For the Nine Months Ended September 30, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	85.6%	(34.3)%	51.3%
Insurance	75.6%	(12.9)%	62.7%
Total	80.8%	(23.9)%	56.9%
Reserve releases in our reinsurance segment decreased from $71.0 million in the first nine months of 2017 to $46.5 million in the equivalent period in 2018. Reserve releases in the insurance segment increased from $21.8 million in the first nine months of 2017 to $53.2 million in the first nine months of 2018. Refer to “Reserves for Losses and Loss Adjustment Expenses” below for a description of the key elements giving rise to these reserve releases.

Expense ratio. We monitor the expense ratio as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for each of the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	18.7%	18.9%	18.8%	18.1%	18.3%	18.2%
Effect of ceded reinsurance	1.6	(7.3)	(2.2)	0.6	(2.0)	(0.6)
Net policy acquisition expense ratio	20.3%	11.6%	16.6%	18.7%	16.3%	17.6%

Gross general, administrative and corporate expense ratio (1)	7.7	12.4	14.7	10.6	14.4	14.6
Effect of ceded reinsurance premiums	2.1	12.7	8.7	2.0	7.2	5.0
Net general and administrative expense ratio	9.8%	25.1%	23.4%	12.6%	21.6%	19.6%

Total net expense ratio	30.1%	36.7%	40.0%	31.3%	37.9%	37.2%

(1)	The total group general and administrative expense ratio includes corporate and non-operating expenses. Comparative ratios have been re-presented to include corporate and non-operating expenses.
Policy acquisition expenses decreased by $37.7 million in the first nine months of 2018 compared with the equivalent period in 2017 due to an increase in over-rider commissions associated with the increase in ceded reinsurance. The increase in the policy acquisition expense ratio, before the effect of reinsurance, was due to a change in the mix of business written in the insurance segment and a shift in expenses for crop business in the reinsurance segment from operating expenses to acquisition expenses following the sale of AgriLogic.
General, administrative and corporate expenses increased by $39.5 million in the first nine months of 2018 compared to the first nine months of 2017. The general, administrative and corporate expense ratio, before the effect of ceded reinsurance, increased by 0.1 percentage point compared to the prior period in 2017 due to an increase in accruals for performance-related pay in the reinsurance segment which was partially offset by reductions in administration costs in the reinsurance segment following the sale of AgriLogic, and by reductions in operating expenses in the insurance segment primarily due to lower accruals for performance-related pay. Expenses increased due to the recognition of $38.6 million of advisor fees related to the Merger and a $24.1 million increase in other non-operating costs which includes costs associated with the Effectiveness and Efficiency Program.
Net investment income. Net investment income for the first nine months of 2018 was $145.7 million, an increase of 3.0% compared to $141.5 million in the first nine months of 2017 due to increased income from our fixed income portfolios.
Change in fair value of derivatives. In the nine months ended September 30, 2018, we experienced a loss of $15.4 million (2017 — gain of $25.2 million) in respect of foreign exchange contracts not designated as hedging instruments and a gain of $0.3 million (2017 — gain of $2.4 million) in respect of foreign exchange contracts designated as hedging instruments.

Loss before tax. In the nine months ended September 30, 2018, loss before tax was $12.4 million (2017 — $86.7 million loss) consisting of the amounts set out in the table below:

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	($ in millions)
Underwriting income/(loss)	$73.1	$(274.6)
Corporate expenses	(45.7)	(38.3)
Non-operating expenses	(72.2)	(9.5)
Other income	3.5	3.0
Net investment income	145.7	141.5
Change in fair value of derivatives	(15.4)	25.2
Change in fair value of loan notes issued by variable interest entities	(4.1)	3.6
Realized and unrealized investment gains	105.9	130.1
Realized and unrealized investment losses	(165.2)	(24.4)
Realized loss on the debt extinguishment	(8.6)	—
Net realized and unrealized foreign exchange gains/(losses)	(9.0)	(21.1)
Interest expense	(20.4)	(22.2)
Loss before tax	$(12.4)	$(86.7)
Realized and unrealized investment (losses)/gains. In the nine months ended September 30, 2018, we recorded a net change in gross realized and unrealized losses in the statement of operations of $59.3 million (2017 — $105.7 million gains) driven primarily by mark to market losses in our fixed income portfolios. For more detail, refer to Note 6 of the unaudited condensed consolidated financial statements included in this report.
Realized loss on debt extinguishment. On June 18, 2018, we redeemed $125.0 million of our 6.00% Senior Notes due 2020 resulting in a realized loss, or make-whole payment, of $8.6 million.
Taxes. Income tax credit for the nine months ended September 30, 2018 was $13.4 million (2017 — $5.2 million credit) equating to an effective tax rate of 108.1% (2017 — 6.0%). The increase in the tax rate for the nine months ended September 30, 2018 was due to the successful conclusion of a U.K. tax inquiry which enabled the release of a $12.5 million provision we had been holding against the potential disallowance of a prior period adjustment. The tax credit was partially offset by the introduction of U.S. Base Erosion Anti-abuse Tax (“BEAT”) on premium ceded from U.S. subsidiaries to non-U.S. related parties. In addition, the tax rate for the nine months ended September 30, 2017 benefited from a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation” and a tax credit regarding deductions available for certain research and development expenditure.
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
Net income/(loss) after tax. Net income after tax for the nine months ended September 30, 2018 was $1.0 million, equivalent to $0.37 basic loss per ordinary share adjusted for the $22.8 million preference share dividends and $0.2 million non-controlling interest. Fully diluted loss per ordinary share was $0.37 for the nine months ended September 30, 2018. Net loss after tax for the nine months ended September 30, 2017 was $81.5 million, equivalent to a basic loss per ordinary share of $1.99, adjusted for the $28.7 million preference share dividends, $8.0 million of costs associated with the redemption of the 7.401% and 7.250% preference shares and $0.8 million of non-controlling interest. Basic and fully diluted loss per ordinary share was $1.99 for the nine months ended September 30, 2017.
Other-than-temporary impairments. A security is impaired when its fair value is below its amortized cost. We review our aggregate investment portfolio, including equities, on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the nine months ended September 30, 2018 and 2017 was $Nil and $0.5 million, respectively. For a more detailed description of OTTI, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K filed with the SEC.
Other comprehensive (loss). We recorded a reduction in our total other comprehensive income for the nine months ended September 30, 2018 of $99.3 million (2017 — reduction of $20.2 million), net of taxes. This consisted of a $121.8 million net unrealized loss on the available for sale investment portfolio (2017 — $16.2 million net unrealized gain), a $3.1 million reclassification of net realized loss to net income (2017 — $2.4 million reclassified net realized gains), a net unrealized gain in foreign currency translation of $21.2 million (2017 — $36.8 million net unrealized loss) and a net unrealized loss on hedged derivative contracts of $1.8 million (2017 — gains of $2.8 million).
Non-controlling interest. In the nine months ended September 30, 2018, we recorded an increase of $0.2 million (2017 — $0.8 million) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary and preference shares in the nine months ended September 30, 2018 were $42.9 million and $22.8 million, respectively (2017 — $42.0 million and $28.7 million). The Merger Agreement restricts us from declaring or paying any dividends other than the quarterly dividend on our ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
Underwriting Results by Business Segments —For the Nine Months Ended September 30, 2018
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements of this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the nine months ended September 30, 2018 and 2017. The contributions of each business segment to gross written premiums in the nine months ended September 30, 2018 and 2017 were as follows:

	Gross Written Premiums
Business Segment	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	($ in millions)	(% of gross written premiums)	($ in millions)	(% of gross written premiums)
Reinsurance	$1,345.9	47.3%	$1,332.4	49.9%
Insurance	1,497.9	52.7	1,340.2	50.1
Total	$2,843.8	100.0%	$2,672.6	100.0%
Reinsurance
Gross written premiums. Gross written premiums in our reinsurance segment for the nine months ended September 30, 2018 increased by 1.0% compared to the nine months ended September 30, 2017. The table below shows our gross written premiums for each line of business and the percentage change in gross written premiums for each line of business for the nine months ended September 30, 2018 and 2017:

Lines of Business	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% increase/ (decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$263.0	$266.4	(1.3)%
Other property reinsurance	276.3	286.7	(3.6)%
Casualty reinsurance	275.8	272.6	1.2%
Specialty reinsurance	530.8	506.7	4.8%
Total	$1,345.9	$1,332.4	1.0%
The decrease in property catastrophe gross written premiums was primarily due to the recognition of $19.9 million of reinstatement premiums associated with the catastrophe events which occurred in the nine months ended September 30, 2017 compared with $4.8 million of reinstatement premiums associated with the catastrophe events which occurred in the nine months ended September 30, 2018. The decrease in other property reinsurance gross written premiums was due to a reduction in risk excess and pro rata premiums. The increase in gross written premiums in casualty reinsurance was largely due to favorable adjustments to prior year premium estimates. The increase in gross written premiums in specialty reinsurance was largely due to growth in agriculture business which included a fronting arrangement written as part of the sale of AgriLogic which offset reductions in engineering and mortgage business.
Losses and loss adjustment expenses. The loss ratio for the nine months ended September 30, 2018 was 64.1% compared to 85.6% in the equivalent period in 2017 due to a $251.7 million decrease in catastrophe losses and a $1.1 million decrease in large losses, partially offset by a $24.5 million decrease in reserve releases and a $76.5 million increase in ceded earned premiums which were predominantly excess of loss cover.
In the first nine months of 2018, we experienced $24.2 million of large losses compared to $25.3 million of fire-related losses in the first nine months of 2017. In the first nine months of 2018, we experienced $78.1 million of catastrophe losses, net of reinsurance recoveries, including $27.9 million from Typhoon Jebi, $6.2 million from Hurricane Florence, $3.5 million from Storm Friederike and $40.5 million from other U.S. and Asian weather-related events. In the comparable period in 2017, we experienced $329.8 million of catastrophe losses, net of reinsurance recoveries, including $90.5 million from Hurricane Harvey, $121.3 million from Hurricane Irma, $50.8 million from Hurricane Maria, $19.5 million from the earthquakes in Mexico, $7.2 million from a tornado in Mississippi, $5.2 million from Cyclone Debbie in Australia and $32.9 million from other U.S. weather-related events.
Reserve releases decreased from $71.0 million in the first nine months of 2017 to $46.5 million in the current period. The comparative period included an additional $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $194.4 million for the nine months ended September 30, 2018 equivalent to 20.3% of net premiums earned compared to $174.4 million, or 18.7% of net premiums earned, in the equivalent period in 2017. The increase in the acquisition ratio was due predominantly to the impact on net earned premiums from ceding a greater proportion of written premiums to third parties as well as a shift in expenses for crop business from operating expenses to acquisition expenses following the sale of AgriLogic.
The general and administrative expense ratio of 9.8% for the nine months ended September 30, 2018 decreased from 12.6% in the comparative period in 2017 due predominantly to a reduction in administration costs following the sale of AgriLogic.
Insurance
Gross written premiums. Gross written premiums in our insurance segment for the nine months ended September 30, 2018 increased by 11.8% compared to the nine months ended September 30, 2017. The table below shows our gross written premiums for each line of business and the percentage change in gross written premiums for each line for the nine months ended September 30, 2018 and 2017:

Lines of Business	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	% increase/ (decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$707.7	$655.0	8.0%
Marine, aviation and energy insurance	291.9	284.5	2.6%
Financial and professional lines insurance	498.3	400.7	24.4%
Total	$1,497.9	$1,340.2	11.8%

The increase in property and casualty gross written premiums was largely attributable to an increase in U.K. regional and excess casualty business lines. The increase in marine, aviation and energy gross written premiums was largely attributable to growth in U.S. inland marine, marine and energy liability and aviation business lines which occurred before certain of these lines were curtailed in the third quarter of 2018. The increase in gross written premiums in financial and professional insurance was largely attributable to growth in U.S. professional lines, accident and health, crisis management and credit and political risk business lines.
Losses and loss adjustment expenses. The loss ratio of 60.9% for the first nine months of 2018 decreased from 75.6% for the comparable period in 2017 due to an $81.5 million decrease in catastrophe losses, a $31.4 million increase in prior year reserve releases and a $4.9 million decrease in large losses, partially offset by a $290.3 million increase in ceded earned premiums. In the first nine months of 2018, we experienced $25.5 million of catastrophe losses, net of reinsurance recoverables, due to $6.3 million from U.K. winter storms, $5.7 million from Hurricane Florence and $13.5 million from other U.S. and Asian weather-related events. In the first nine months of 2017, there were $107.0 million of catastrophe losses, including $23.4 million from Hurricane Harvey, $21.1 million from Hurricane Irma, $15.2 million from Hurricane Maria and $47.3 million from U.S. weather-related events. Large losses in the current period included a $6.6 million trade credit loss and $19.9 million of fire-related losses. In the comparative period of 2017, large losses included a $4.8 million loss from a refinery explosion, a $6.8 million surety loss and $19.8 million of losses from several fires.
Prior year reserve releases increased by $31.4 million from $21.8 million in the first nine months of 2017 to $53.2 million in the current period. Reserve releases in the current period were from property and casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines. Reserve releases in the comparative period in 2017 were principally from our marine, aviation and energy business lines and included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa, partially offset by adverse development in our financial and professional lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”

Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs for the nine months ended September 30, 2018 decreased to 11.6% of net premiums earned compared to 16.3% in the comparable period of 2017 largely due to an increase in over-rider commissions associated with an increase in ceded reinsurance. Our general and administrative expenses in the first nine months of 2018 decreased by $7.4 million to $179.5 million from $186.9 million in the comparable period of 2017 due to reductions in direct costs, accruals for performance-related pay and lower consulting costs.
Cash and Investments
As at September 30, 2018 and December 31, 2017, total cash and investments were $7.9 billion and $8.7 billion, respectively. The composition of our investment portfolio is summarized below:

	As at September 30, 2018		As at December 31, 2017
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,387.8	17.5%	$1,159.4	13.3%
U.S. agency	46.4	0.6	52.1	0.6
Municipal	52.1	0.7	54.9	0.6
Corporate	2,266.0	28.5	2,415.7	27.8
Non-U.S. government-backed corporate	90.8	1.1	91.3	1.1
Non-U.S. government	405.4	5.1	484.9	5.6
Asset-backed	18.5	0.2	26.2	0.3
Agency mortgage-backed	909.4	11.5	946.5	10.9
Total fixed income securities — available for sale	$5,176.4	65.2%	$5,231.0	60.2%
Fixed income securities — trading
U.S. government	165.9	2.1	161.9	1.9
Municipal	20.7	0.3	32.2	0.4
Corporate	874.9	10.9	1,046.3	12.0
Non-U.S. government-back corporate	—	—	1.0	—
Non-U.S. government	227.5	2.9	202.5	2.3
Asset-backed	4.9	0.1	9.9	0.1
Agency mortgage-backed	113.3	1.4	195.5	2.3
Total fixed income securities — trading	$1,407.2	17.7%	$1,649.3	19.0%
Total investments, equity method	66.9	0.8	66.4	0.8
Total other investments (1)	100.5	1.3	—	—
Total catastrophe bonds — trading	37.4	0.5	32.4	0.4
Total equity securities — trading	—	—	491.0	5.7
Total short-term investments — available for sale	120.4	1.5	89.9	1.0
Total short-term investments — trading	4.3	0.1	73.0	0.8
Total cash and cash equivalents	1,026.6	12.9	1,054.8	12.1
Total cash and investments	$7,939.7	100.0%	$8,687.8	100.0%

(1)	Total other investments represents our investment in a real estate fund. For further information, refer to Note 6 of the unaudited condensed consolidated financial statements contained in this report.
Fixed Income Securities. As at September 30, 2018, the average credit quality of our fixed income portfolio was “AA-,” with 89.1% of the portfolio rated “A” or higher. As at December 31, 2017, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lower rating was used. Our fixed income portfolio duration was 3.70 years as at September 30, 2018 compared to 3.90 years as at December 31, 2017.

Mortgage-Backed Securities. As at September 30, 2018, our mortgage-backed portfolio contained agency mortgage-backed securities rated “AA+” with a fair value of $1.0 billion.
Equity Securities. Equity securities consisted of U.S. and foreign equity securities and were held in the trading portfolio. In the first quarter of 2018 we took advantage of rising equity markets and sold our remaining equity portfolio. The total investment return from the trading equity portfolios for the three and nine months ended September 30, 2018 and 2017 was as follows:

	For the Three Months Ended		For the Nine Months Ended
Trading Equity Portfolio	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Dividend income	$—	$2.8	$1.9	$11.7
Net realized investment gains	—	38.4	69.5	43.7
Net unrealized (losses) gains, gross of tax	—	(34.4)	(75.7)	8.2
Net realized foreign exchange gains (losses)	—	0.1	4.9	(1.3)
Net unrealized foreign exchange (losses) gains	—	6.6	(0.6)	22.9
Total investment return from the trading equity portfolio	$—	$13.5	$—	$85.2

Reserves for Losses and Loss Adjustment Expenses
As at September 30, 2018, we had total net loss and loss adjustment expense reserves of $4,959.1 million (December 31, 2017 — $5,234.3 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at September 30, 2018 and December 31, 2017, respectively:

	As at September 30, 2018
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,147.6	$(318.5)	$2,829.1
Insurance	3,578.6	(1,448.6)	2,130.0
Total losses and loss expense reserves	$6,726.2	$(1,767.1)	$4,959.1

	As at December 31, 2017
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,186.4	$(269.3)	$2,917.1
Insurance	3,563.1	(1,245.9)	2,317.2
Total losses and loss expense reserves	$6,749.5	$(1,515.2)	$5,234.3
For the nine months ended September 30, 2018, there was a $99.7 million reduction of our estimate of the ultimate net claims to be paid in respect of prior accident years. Below is an analysis of this reduction by business segment for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended		For the Nine Months Ended
Business Segment	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	($ in millions)		($ in millions)
Reinsurance	$7.6	$17.2	$46.5	$71.0
Insurance	11.9	0.7	53.2	21.8
Total losses and loss expense reserves reductions	$19.5	$17.9	$99.7	$92.8

The key elements which gave rise to the net favorable development during the three months ended September 30, 2018 were as follows:
Reinsurance. Net reserve releases were $7.6 million in the current quarter as a result of favorable development in other property reinsurance, casualty reinsurance and specialty reinsurance lines.
Insurance. Net reserve releases were $11.9 million in the current quarter mainly as a result of favorable development in marine, aviation and energy and in financial and professional lines offsetting strengthening in property and casualty lines.
The key elements which gave rise to the net favorable development during the nine months ended September 30, 2018 were as follows:
Reinsurance. Net reserve releases were $46.5 million in the period as a result of favorable development in property catastrophe reinsurance, other property reinsurance and specialty reinsurance lines offsetting strengthening in casualty reinsurance lines.
Insurance. Net reserve releases were $53.2 million in the period mainly as a result of favorable development in property and casualty and marine, aviation and energy lines offsetting strengthening in financial and professional lines.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2017 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at September 30, 2018 compared to December 31, 2017:

	As at September 30, 2018	As at December 31, 2017
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,263.9	$2,416.6
Preference shares (liquidation preferences net of issue costs)	511.9	511.9
Long-term debt	424.7	549.5
Loan Notes issued by Silverton(1)	12.3	86.6
Total capital	$3,212.8	$3,564.6

(1)	We do not consider the Loan Notes issued by Silverton to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at September 30, 2018, total shareholders’ equity was $2,775.8 million compared to $2,928.5 million as at December 31, 2017. Our total shareholders’ equity as at September 30, 2018 included two classes of preference shares with a total value as measured by their respective liquidation preferences of $511.9 million net of share issuance costs (December 31, 2017 — $511.9 million, two classes of preference shares).
On January 3, 2017, we elected to redeem all of the outstanding 7.401% Perpetual Non-Cumulative Preference Shares (the “7.401% Preference Shares”). Each holder of a 7.401% Preference Share received $25 per 7.401% Preference Share, plus any declared and unpaid dividends.
On July 3, 2017, we elected to redeem all of the outstanding 7.250% Perpetual Non-Cumulative Preference Shares (the “7.250% Preference Shares”). Each holder of a 7.250% Preference Share received $25 per 7.250% Preference Share, plus any declared and unpaid dividends.
On February 8, 2017, the Board of Directors approved a share repurchase authorization program of $250 million. The share repurchase authorization, which is effective through February 8, 2019, permits us to effect repurchases from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions. Under the Merger Agreement, we agreed not to redeem, purchase or otherwise acquire any outstanding ordinary shares unless Highlands consents in writing, except as otherwise set forth in the Merger Agreement.
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt and excluding Loan Notes issued by Silverton. As at September 30, 2018, this ratio was 29.3% (December 31, 2017 — 30.5%).

Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at September 30, 2018 and December 31, 2017, the value of the debt less amortization expenses was $424.7 million and $549.5 million, respectively. The reduction in debt was due to the redemption of $125.0 million of our senior notes on June 18, 2018. The redemption resulted in a realized loss, or make-whole payment of $8.6 million. Management monitors the ratio of debt to total capital which was 13.3% as at September 30, 2018 (December 31, 2017 — 15.8%).
In addition, we have also reported Loan Notes issued by Silverton. The fair value of the Loan Notes issued by Silverton as at September 30, 2018 was $12.3 million (December 31, 2017 — $86.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2017 Annual Report on Form 10-K filed with the SEC and Note 7 of the unaudited condensed consolidated financial statements contained in this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $2,775.8 million as at September 30, 2018 (December 31, 2017 — $2,928.5 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and preference shares are listed on the New York Stock Exchange.

Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.
Holding Company. We monitor the ability of Aspen Holdings to service debt, finance dividend payments to ordinary and preference shareholders and provide financial support to the Operating Subsidiaries. As at September 30, 2018, Aspen Holdings held $114.6 million of cash, cash equivalents and investments (December 31, 2017 — $111.4 million). Management considers the current cash, cash equivalents and investments taken together with dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. The liquidity requirements of Aspen Holdings have reduced given that, under the Merger Agreement, Aspen is restricted from declaring or paying any dividends other than the quarterly dividend on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain adequate capital requirements to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. In line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K., such as Aspen U.K., previously requested that it be afforded the opportunity to provide a prior “non-objection” to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s resulting capital position are within Aspen U.K.’s board-approved solvency capital risk appetite.
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
Operating Subsidiaries. As at September 30, 2018, the Operating Subsidiaries held $932.7 million (December 31, 2017 — $821.7 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at September 30, 2018 and for the foreseeable future.
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
Consolidated Cash Flows for the Nine Months Ended September 30, 2018. Total net cash flow used in operations for the nine months ended September 30, 2018 was $222.8 million, a $270.6 million increase from the $47.8 million of cash flow generated from operating activities in the comparative period in 2017. The increase in cash flow used in operations is mainly attributable to increases in ceded reinsurance costs and an increase in paid claims. For the nine months ended September 30, 2018, the cash flow used in operations required funds to be realized from the investment portfolio.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 16 of the unaudited condensed consolidated financial statements contained in this report.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at September 30, 2018:

	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating Lease Obligations	$6.6	$16.0	$15.4	$10.9	$8.9	$74.6	$132.4
Long-Term Debt Obligations(1)	—	—	125.0	—	—	300.0	425.0
Reserves for losses and LAE(2)	840.5	1,920.5	1,067.3	694.2	473.3	1,730.4	6,726.2
Total	$847.1	$1,936.5	$1,207.7	$705.1	$482.2	$2,105.0	$7,283.6

(1)
The long-term debt obligations disclosed above do not include $21.5 million of annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $12.3 million.

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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at September 30, 2018, we consider that although inflation is currently low, there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
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

All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events and are subject to a number of risks, uncertainties, assumptions and other factors, many of which are outside Aspen’s control, that could cause actual results to differ materially from such statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the Securities and Exchange Commission, including, but not limited to, the following:

•	Aspen’s and Highlands’ ability to consummate the Merger;

•	the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement under its terms by either party;

•
required governmental approvals for the Merger may not be obtained or may not be obtained on terms expected or on the anticipated schedule, and adverse regulatory conditions may be imposed in connection with any such governmental approvals;

•	Aspen’s shareholders may fail to approve the Merger;

•	Highlands or Aspen may fail to satisfy other conditions required for the completion of the Merger or may not be able to meet expectations regarding the timing of completion of the Merger;

•
operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, reinsurers or suppliers) may be greater than expected following the announcement of the Merger;

•	our ability to retain, hire or motivate key personnel due to the uncertainty regarding the Merger;

•	the amount of the costs, fees, expenses and other charges related to the Merger may be greater than expected;

•	the outcome of any legal proceedings, to the extent initiated against Aspen or others following the announcement of the Merger;

•
the actual development of losses and expenses impacting estimates for Typhoon Jebi and Hurricane Florence that occurred in the third quarter of 2018 and subsequently Hurricane Michael in the fourth quarter of 2018, the Northern and Southern California wildfires that occurred in the fourth quarter of 2017 and Hurricanes Harvey, Irma and Maria and the earthquakes in Mexico that occurred in the third quarter of 2017;

•
the impact of complex and unique causation and coverage issues associated with the attribution of losses to wind or flood damage or other perils such as fire or business interruption relating to such events;

•	potential uncertainties relating to reinsurance recoveries, reinstatement premiums and other factors inherent in loss estimation;

•	the reliability of, and changes in assumptions to, natural and man-made catastrophe pricing, accumulation and estimated loss models;

•	our ability to successfully develop and execute our Effectiveness and Efficiency Program;

•	our ability to successfully implement steps to further optimize the business portfolio, ensure capital efficiency and enhance investment returns;

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

	As at September 30, 2018	As at December 31, 2017
	($ in millions)
Total shareholders’ equity	$2,775.8	$2,928.5
Total non-controlling interest	(2.9)	(2.7)
Total preference shares	(511.9)	(511.9)
Average adjustment	41.6	386.0
Average equity	$2,302.6	$2,799.9

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations. It represents after-tax operational results excluding, as applicable, after-tax: net realized and unrealized gains or losses on investments, net realized and unrealized foreign exchange gains or losses, changes to the fair value of derivatives and amortization of intangible assets and other non-recurring income or expenses which includes adviser fees associated with the Merger Agreement. We exclude these amounts from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in its operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
	($ in millions)
Net income/(loss)	$1.0	$(81.5)
Add (deduct) after tax income:
Net realized and unrealized investment losses/(gains)	58.7	(101.8)
Net realized and unrealized exchange (gains)/losses	7.1	17.2
Changes to the fair value of derivatives	11.7	(19.7)
Realized loss on the debt extinguishment	8.6	—
Amortization and other non-recurring expenses	69.1	8.2
Proportion due to non-controlling interest	(0.2)	(0.8)
Operating income after tax and non-controlling interest	156.0	(178.4)
Preference shares dividends	(22.8)	(28.7)
Net income/(loss) available to ordinary shareholders	$133.2	$(207.1)

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
As at September 30, 2018, our fixed income portfolio (including cash and accrued interest within the managed portfolios) had an approximate duration of 3.7 years. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value	7,304.1	7,167.6	7,031.2	6,894.8	6,758.4
Gain/(loss)	272.8	136.4	—	(136.4)	(272.8)
Percentage of portfolio	3.9%	1.9%	—%	(1.9)%	(3.9)%
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at September 30, 2018, 88.5% (December 31, 2017 — 88.5%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.0% (December 31, 2017 — 5.7%) were in British Pounds and 6.5% (December 31, 2017 — 5.9%) were in other currencies. For the nine months ended September 30, 2018, 16.9% (December 31, 2017 — 17.3%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2018.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using appropriate historic or current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Taking into account the impact from foreign exchange contracts to manage foreign currency risk, management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at September 30, 2018 would have impacted net reportable British Pound net assets by approximately $12.5 million for the nine months ended September 30, 2018 (December 31, 2017 — approximately $3.6 million).
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
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at September 30, 2018, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2017 — “AA-”).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three and nine months ended September 30, 2018. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three and nine months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

You should carefully consider the risk factors and all other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the SEC and supplemented by the following risk factors and other information in this report. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided above in this report.

Failure to consummate the Merger within the expected time frame or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the Merger will be consummated. The Merger is subject to the satisfaction or waiver of a number of conditions, including the approval by the Company’s shareholders and the receipt of required approvals from governmental regulators, which make the completion and timing of the completion of the merger uncertain. In addition, the Company’s regulators could impose additional requirements or obligations on Aspen or Highlands as conditions for their approvals, which conditions may constitute a burdensome condition under the terms of the Merger Agreement that would permit Highlands to refuse to consummate the Merger. The closing conditions for the Merger may not be satisfied, or satisfied on a timely basis, if at all. Failure to complete the Merger could have material and adverse effects on the Company.
If the Merger is not completed on a timely basis, or at all, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may be subject to a number of risks, including the following:

•
Our current stock price reflects a market assumption that the Merger will occur. In addition, as a result of the announcement of the Merger Agreement, trading in our common shares has increased substantially. If the Merger is not consummated, the investment goals of our shareholders may be materially different than those of our shareholders on a pre-Merger announcement basis;

•	Under certain circumstances, we may be required to pay Highlands a termination fee in the amount of $82.9 million, which may affect our financial condition and results of operations; and

•	The Merger may not be completed as a result of the occurrence of an event, change or other circumstances that have a material adverse effect on our business;
The announcement of the Merger may adversely affect our business, financial condition and results of operations.
We are subject to business uncertainties and contractual restrictions while the Merger is pending and uncertainty about the effect of the Merger on our employees and the brokers, insurers, cedants, customers and other third parties with whom we have a business relationship may have an adverse effect on our business, operations and financial condition regardless of whether or not the Merger is completed. These risks including the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	Our ratings may be adversely affected, which could have an adverse effect on our business, financial condition and operating results;

•
Brokers, insurers, cedants, customers and other third parties with whom we have a business relationship may delay or defer certain business decisions or might decided to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our ordinary shares;

•
The manner in which brokers, insurers, cedants and other third parties perceive the Company may be negatively impacted, which in turn could affect our ability to compete for or write new business or obtain renewals in the marketplace;

•
Current and prospective employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract and retain employees who generate and service our business;

•	Time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to our existing business or to pursuing other beneficial opportunities; and

•
We could be subject to litigation related to the Merger, including litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement.

In addition, we expect to pay significant costs relating to the Merger, such as financial, legal, accounting advisory and printing fees, whether or not the Merger is completed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company did not repurchase any of its ordinary shares during the quarter ended September 30, 2018.
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
For the quarter ended September 30, 2018, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

Item 6. Exhibits
(a) The following sets forth those exhibits filed pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 27, 2018, by and among Aspen Insurance Holdings Limited, Highlands Holdings, Ltd, and Highlands Merger Sub, Ltd (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on August 28, 2018).

10.1
Outsourcing Agreement, dated as of August 31, 2018, between Aspen Insurance UK Services Limited, Aspen Insurance U.S. Services Inc., Aspen Bermuda Limited and Cognizant Worldwide Limited (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on September 7, 2018).

10.2
Letter, dated August 29, 2018, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on August 31, 2018).

10.3
Retention Letter, dated August 13, 2018, between Scott Kirk and Aspen Insurance Holdings Limited (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on August 14, 2018).

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

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended September 30, 2018 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the nine months ended September 30, 2018 and 2017; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	October 31, 2018	By:
Christopher O’Kane
Chief Executive Officer

Date:	October 31, 2018	By:
Grahame Dawe
Chief Accounting Officer