Form 10-K
period 2018-12-31
ASPEN INSURANCE HOLDINGS LTD
filed 2019-02-13
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________

Form 10-K
 ____________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _____________
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the ordinary shares held by non-affiliates of the registrant, as of June 30, 2018, was approximately $2.4 billion based on the closing price of the ordinary shares on the New York Stock Exchange on that date, assuming solely for the purpose of this calculation that all directors and employees of the registrant were “affiliates.” The determination of affiliate status is not necessarily a conclusive determination for other purposes and such status may have changed since June 30, 2018.
As of February 11, 2019, there were 59,862,693 outstanding ordinary shares, with a par value of 0.15144558¢ per ordinary share.

ASPEN INSURANCE HOLDINGS LIMITED
FORM 10-K

Aspen Holdings and Subsidiaries
Unless the context otherwise requires, references in this Annual Report on Form 10-K (this “report”) to the “Company,” the “Aspen Group,” “we,” “us” or “our” refer to Aspen Insurance Holdings Limited (“Aspen Holdings”) or Aspen Holdings and its subsidiaries, which consist of: Aspen Insurance UK Limited (“Aspen U.K.”), Aspen (UK) Holdings Limited (“Aspen U.K. Holdings”), Aspen (US) Holdings Limited (“Aspen U.S. Holdings”), Aspen Insurance UK Services Limited (“Aspen U.K. Services”), AIUK Trustees Limited (“AIUK Trustees”), Aspen Bermuda Limited (“Aspen Bermuda”), Aspen Underwriting Limited (“AUL”, corporate member of Lloyd’s Syndicate 4711, “Syndicate 4711”), Aspen European Holdings Limited (“Aspen European”), Aspen Managing Agency Limited (“AMAL”), Aspen Singapore Pte. Ltd. (“Aspen Singapore”), Aspen U.S. Holdings, Inc. (“Aspen U.S. Holdings”), Aspen Specialty Insurance Company (“Aspen Specialty”), Aspen Specialty Insurance Management, Inc. (“Aspen Management”), Aspen Re America, Inc. (“Aspen Re America”), Aspen Insurance U.S. Services Inc. (“Aspen U.S. Services”), Aspen Specialty Insurance Solutions LLC (“ASIS”), Acorn Limited (“Acorn”), Blue Waters Insurers, Corp. (“Blue Waters”), APJ Continuation Limited (“APJ”), APJ Asset Protection Jersey Limited (“APJ Jersey”), Aspen UK Syndicate Services Limited (“AUKSSL”, formerly APJ Services Limited), Aspen Risk Management Limited (“ARML”), Aspen American Insurance Company (“AAIC”), Aspen Recoveries Limited (“Aspen Recoveries”), Aspen Capital Management, Ltd (“ACM”), Silverton Re Ltd. (“Silverton”), Aspen Capital Advisors Inc. (“Aspen Advisors”), Peregrine Reinsurance Ltd (“Peregrine”) and Aspen Cat Fund Limited (“ACF”), Aspen Insurance Ireland Holdings Limited (“Aspen Ireland Holdings”), Aspen Insurance Ireland Designated Activity Company (“Aspen Ireland DAC”) and any other direct or indirect subsidiary collectively, as the context requires. Aspen U.K., Aspen Bermuda, Aspen Specialty, AAIC and AUL (as corporate member of Syndicate 4711 which is managed by AMAL) are our principal operating subsidiaries and each referred to herein as an “Operating Subsidiary” and collectively referred to as the “Operating Subsidiaries.” References in this report to “U.S. Dollars,” “dollars,” “$” or “¢” are to the lawful currency of the United States of America, references to “British Pounds,” “pounds,” “GBP” or “£” are to the lawful currency of the United Kingdom and references to “euros” or “€” are to the lawful currency adopted by certain member states of the European Union (the “E.U.”), unless the context otherwise requires.
Cautionary Statement Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are made pursuant to the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts. In particular, statements that use the words such as “believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “predict,” “potential,” “on track” or their negatives or variations and similar terminology and words of similar import generally involve forward-looking statements.
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events that are subject to a number of risks, uncertainties, assumptions and other factors, many of which are outside our control that could cause actual results to differ materially from such forward-looking statements. Accordingly, there are important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. We believe that these factors include, but are not limited to, those set forth in Item 1A under “Risk Factors” as those factors may be updated from time to time in our periodic filings with the United States Securities and Exchange Commission (the “SEC”) which are accessible on the SEC’s website at http://www.sec.gov.
The inclusion of forward-looking statements in this report should not be considered as a representation by us that current plans or expectations will be achieved. Forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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
Our goal is to generate superior value and long-term return on capital for our shareholders while ensuring that we have sufficient capital and liquidity to meet our obligations. We believe our global underwriting talent and product capabilities, coupled with our focus on expense discipline and risk management, position us to achieve this goal.
Business Combination
On August 27, 2018, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Highlands Holdings, Ltd., a Bermuda exempted company (“Highlands”), and Highlands Merger Sub, Ltd., a Bermuda exempted company and wholly-owned subsidiary of Highlands (“Merger Sub”). Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, and in the related statutory merger agreement, the Company will merge with and into Merger Sub in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Highlands. Highlands and Merger Sub are affiliates of certain investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager. As previously announced, Christopher O’Kane will step down from his position as Group Chief Executive Officer and director of the Board of Directors of the Company (the “Board”) on or shortly after the completion of the Merger and, subject to and contingent upon the Merger, will be replaced by Mark Cloutier.
Pursuant to the Merger Agreement, at the effective time of the Merger, each ordinary share of the Company issued and outstanding immediately prior to such time (other than ordinary shares owned by Aspen as treasury shares, owned by any subsidiary of the Company or owned by Highlands, Merger Sub or any of their respective subsidiaries, which will be canceled as set forth in the Merger Agreement) will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes. At the effective time of the Merger, each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) will remain issued and outstanding. The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividends on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
All required regulatory approvals in connection with the Merger have been obtained and we anticipate that the Merger will be completed shortly. The Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the maintenance of certain financial strength ratings of the Operating Subsidiaries. The Merger Agreement also contains certain termination rights, including Highlands’ right to terminate if we suffered aggregate net losses exceeding $350 million resulting from certain catastrophic events occurring between July 1, 2018 and January 31, 2019. We do not believe that the net catastrophe losses arising from such catastrophic events during the specified period exceeded $350 million. For further details on the potential risks related to the Merger, refer to Part I, Item 1A, “Risk Factors — Risks Relating to the Merger.”
For further details on the Merger, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspen’s Year In Review” and Note 19 of our consolidated financial statements, “Commitments and Contingencies — Contingent Liabilities.”
Reportable Segments
We manage our insurance and reinsurance businesses as two distinct business segments, Aspen Insurance and Aspen Reinsurance (“Aspen Re”), to enhance and better serve our global customer base. Financial data relating to our two business segments is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 5 of our consolidated financial statements, “Segment Reporting.”
Aspen Reinsurance. Aspen Re consists of (i) property catastrophe reinsurance, (ii) other property reinsurance, (iii) casualty reinsurance, and (iv) specialty reinsurance. Aspen Capital Markets forms part of the property catastrophe reinsurance line of business as it focuses primarily on property catastrophe business through the use of alternative capital. Aspen Re is led by Emil Issavi, President and Chief Underwriting Officer of Aspen Re.

In Aspen Re, property reinsurance business is assumed by Aspen Bermuda, Aspen U.K. and AUL (which is the sole corporate member of Syndicate 4711 at Lloyd’s of London (“Lloyd’s”) managed by AMAL) and written by teams located in Bermuda, Singapore, Switzerland, the United Kingdom, the United States, the United Arab Emirates and Australia. The property reinsurance business written in the United States is written exclusively by Aspen Re America as reinsurance intermediary.
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

Business Segments
We are organized into two business segments, namely Aspen Re and Aspen Insurance. We have determined our reportable segments, Aspen Re and Aspen Insurance, by taking into account the manner in which management makes operating decisions and assesses operating performance. Profit or loss for each of the business segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
We provide additional disclosures for corporate and other (non-operating) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Aspen Group, certain strategic and non-recurring costs, changes in fair value of derivatives or loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses, and income taxes, none of which are allocated to the business segments. Corporate expenses are not allocated to our business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our business segment operations. We do not allocate our assets by business segment as we evaluate underwriting results of each business segment separately from the results of our investment portfolio.
The table below sets forth the gross written premiums by business segment for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Business Segment	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Reinsurance	$1,495.7	43.4%	$1,548.5	46.1%	$1,413.2	44.9%
Insurance	1,951.2	56.6	1,812.4	53.9	1,733.8	55.1
Total	$3,446.9	100.0%	$3,360.9	100.0%	$3,147.0	100.0%

For a review of our results by business segment, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Reinsurance
Aspen Re consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance, and specialty reinsurance. In addition, Aspen Capital Markets forms part of property catastrophe reinsurance as it focuses primarily on property catastrophe business through the use of alternative capital. Aspen Capital Markets leverages the Company’s underwriting and analytical expertise and earns management and performance fees from the Company and other third party investors primarily through the management of ILS funds.

The reinsurance business we write can be analyzed by geographic region, reflecting the location of the reinsured risks, as set forth in the table below for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$141.3	9.4%	$139.7	9.0%	$117.3	8.3%
Caribbean	3.7	0.2	10.1	0.7	10.0	0.7
Europe (excluding U.K.)	75.0	5.0	82.0	5.3	99.1	7.0
United Kingdom	9.2	0.6	14.2	0.9	14.1	1.0
United States & Canada (1)	741.2	49.7	774.2	50.0	698.4	49.4
Worldwide excluding United States (2)	33.9	2.3	35.7	2.3	36.5	2.6
Worldwide including United States (3)	387.8	25.9	392.9	25.4	357.6	25.3
Others	103.6	6.9	99.7	6.4	80.2	5.7
Total	$1,495.7	100.0%	$1,548.5	100.0%	$1,413.2	100.0%
_______________

(1)
“United States and Canada” consists of individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere. It also includes gross written premium of $259.7 million related to CGB Diversified Services, Inc. (“CGB DS”) and $33.1 million related to AG Logic Holdings, LLC and its affiliates (“AgriLogic”) which we purchased in January 2016 and sold in December 2017 as part of our strategic partnership with CGB DS (2017 — $269.7 million, 2016 —$178.9 million AgriLogic). For more information on CGB DS, refer to “— Specialty Reinsurance” below.

(2)	“Worldwide excluding the United States” consists of individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” consists of individual policies that insure risks wherever they may be across the world but specifically includes the United States.
Aspen Re’s gross written premiums by principal line of business were as follows for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property catastrophe reinsurance	$262.8	17.6%	$279.3	18.0%	$273.0	19.3%
Other property reinsurance	346.0	23.1	350.3	22.6	328.2	23.2
Casualty reinsurance	328.1	21.9	319.0	20.6	320.6	22.7
Specialty reinsurance (1)	558.8	37.4	599.9	38.8	491.4	34.8
Total	$1,495.7	100.0%	$1,548.5	100.0%	$1,413.2	100.0%
 `1
_______________

(1)	Includes gross written premium of $259.7 million related to CGB DS and $33.1 million related to AgriLogic (2017 — $269.7 million, 2016 —$178.9 million related to AgriLogic).
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
Aspen Capital Markets provides quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. In 2018, quota share support for Aspen Re was provided by separate cells of Peregrine. For more information on Peregrine, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”

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
Specialty Reinsurance: Specialty reinsurance is written on an excess of loss and proportional basis and consists of credit and surety reinsurance, agriculture reinsurance, mortgage reinsurance and insurance, marine, aviation, terrorism, engineering, cyber and other specialty lines. Our credit and surety reinsurance business consists of trade credit, surety (mainly European, Japanese and Latin American risks) and mortgage reinsurance and insurance and political risks. Our specialty agricultural reinsurance business covers crop and multi-peril business. Other specialty lines include reinsurance treaties and some insurance policies covering policyholders’ interests in marine, energy, aviation liability, space, contingency, terrorism, engineering, nuclear and personal accident. In addition, specialty reinsurance included admitted and direct U.S. crop insurance. U.S. crop insurance business previously written via AgriLogic is written on a reinsurance basis through our strategic partnership with CGB DS via Crop Re Services LLC (“Crop Re”), a Delaware limited liability company responsible for directing the placement of reinsurance on behalf of CGB DS and CGB Insurance Company (“CGBIC”), an Indiana insurance company affiliate of CGB DS and an RMA licensed crop insurer. For more information on Crop Re, see Note 6 of our consolidated financial statements, “Investments.” We have also increased our capacity through other collateralized reinsurance arrangements via Aspen Capital Markets.
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

Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. The insurance business we write can be analyzed by geographic region, reflecting the location of the insured risk, as set forth in the table below for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Australia/Asia	$34.6	1.8%	$27.6	1.5%	$23.2	1.3%
Caribbean	4.0	0.2	7.5	0.4	4.3	0.2
Europe (excluding U.K.)	17.6	0.9	12.5	0.7	10.6	0.6
United Kingdom	280.9	14.4	244.1	13.5	217.3	12.5
United States & Canada (1)	1,134.7	58.1	955.1	52.7	898.6	51.8
Worldwide excluding United States (2)	36.2	1.9	52.4	2.9	54.2	3.2
Worldwide including United States (3)	388.0	19.9	475.7	26.2	479.6	27.7
Others	55.2	2.8	37.5	2.1	46.0	2.7
Total	$1,951.2	100.0%	$1,812.4	100.0%	$1,733.8	100.0%
_______________

(1)	“United States and Canada” consists of individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” consists of individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” consists of individual policies that insure risks wherever they may be across the world but specifically includes the United States.

Our gross written premiums by our principal line of business within our insurance segment were as follows for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Property and casualty insurance	$903.9	46.3%	$856.9	47.2%	$858.2	49.5%
Marine, aviation and energy insurance	368.4	18.9	385.3	21.3	396.3	22.9
Financial and professional lines insurance	678.9	34.8	570.2	31.5	479.3	27.6
Total	$1,951.2	100.0%	$1,812.4	100.0%	$1,733.8	100.0%
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
Commercial Liability: Commercial liability is primarily written in the United Kingdom and provides employers’ liability coverage, products and public liability coverage for insureds domiciled in the United Kingdom and Ireland. The U.K. regional team also covers directors’ and officers’ (“D&O”) and professional indemnity, predominantly to small and medium corporates. On August 2, 2018, we announced our decision to cease underwriting international professional indemnity on the Lloyd’s platform.

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
Environmental Liability: The environmental account primarily provides contractors’ pollution liability and pollution legal liability across industry segments that have environmental regulatory drivers and contractual requirements for coverage, including real estate and public entities, contractors and engineers, energy contractors and environmental contractors and consultants. The business is written in both the primary and excess insurance markets in the United States, Canada and the United Kingdom.
Railroad Liability: Our railroad liability business was established in 2016 and consists of primary and excess liability business for freight, commuter and excursion railroads. It also provides general liability coverage to the railroad support industry (contractors, repair shops and products manufacturers) as well as contingent liability for railcar fleet owners/managers and railroad protective liability in the United States.
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
Marine, Aviation and Energy Insurance: Our marine, aviation and energy insurance line consists of marine and energy liability, onshore energy physical damage, offshore energy physical damage, marine hull, specie and inland and ocean marine, written on a primary, excess, quota share, program and facultative basis.
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
Marine Hull: The marine hull team insures physical damage to ships (including war and associated perils) and related marine assets. Effective August 2018, we ceased underwriting marine hull on the Lloyd’s platform although we continue to write hull-related risks in our U.S. ocean marine business.
Specie: The specie business line focuses on the insurance of high value property items on an all risks basis, including fine art, general and bank related specie, jewelers’ block and armored car.
Inland and Ocean Marine: The inland and ocean marine team writes business principally covering builders’ construction risk, contractors’ equipment, and global transportation exposures such as marine cargo and hull, inland transit, warehousing and war, in addition to exhibition, fine arts and museums insurance. The book also consists of our Managing General Agent, Blue Waters Insurers, Corp., which consists of inland, ocean marine and cargo business in Puerto Rico.
Aviation: In August 2018, we decided to no longer underwrite aviation business. Prior to August 2018, the aviation team wrote physical damage insurance on hulls and spares (including war and associated perils), aviation hull deductible cover and comprehensive legal liability for airlines, smaller operators of airline equipment, airports and associated business and non-critical component part manufacturers.
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
Professional Liability: Our professional liability business is written out of the United States (including errors and omissions (“E&O”)) and Bermuda and is written on both a primary and excess of loss basis. We insure a wide range of professions including lawyers, accountants, architects, engineers, doctors and medical technicians. This account also includes a portfolio of technology liability and data protection insurance. The data protection insurance covers firms for first party costs and third party liabilities associated with their breach of contractual or statutory data protection obligations. Prior to August 2018, we previously wrote professional liability on the Lloyd’s platform focusing on risks in the United Kingdom with some European, Australian and Canadian business.
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
Underwriting. Our underwriting activities are managed in two product areas: reinsurance and insurance. For a discussion of our business and business segments, refer to “Business — General” and “Business — Business Segments” above.
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
We have reinsurance covers in place for the majority of our insurance classes of business on an excess-of-loss basis and/or proportional treaty basis. The excess of loss covers provide protection in various layers and excess of varying attachment points according to the scope of cover provided. In 2018, we increased proportional reinsurance protection compared to our previous coverage in 2017. In 2019 we expect to purchase less proportional reinsurance protection and more excess-of-loss protection compared to 2018.
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
On April 25, 2018, Kendall Re Ltd. (“Kendall Re”), a Bermuda exempted company licensed and registered as a special purpose insurer under the Bermuda Insurance Act 1978 and related regulations, issued $225.0 million Series 2018-1 Class A Principal At-Risk Variable Rate Notes due May 6, 2021 under a variable rate note program from which the proceeds will be used to provide Aspen Bermuda with fully-collateralized retrocessional reinsurance protections against losses from a range of international perils, including U.S. named storms, U.S. and Canada earthquakes, U.S. severe thunderstorms, U.S. wildfires, U.S. winter storms and European windstorms. Additionally, Aspen Re continues to purchase quota share protection for worldwide catastrophe losses through Aspen Capital Markets and other collateralized reinsurance arrangements.
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
Risk Management
We have a comprehensive risk management framework that defines the corporate risk appetite, risk strategy and the policies required to monitor, manage and mitigate the risk inherent in our business. In doing so, we aim to comply with corporate governance and industry best practice and to monitor risks against six main risk objectives: (i) ensuring losses remain within planned limits, (ii) ensuring volatility of results fall within planned limits, (iii) compliance with existing and emerging regulatory requirements,

(iv) preserving rating agency credit ratings, (v) maintaining adequate solvency and liquidity, and (vi) avoiding any reputational risk. Below is a summary of our current risk governance arrangements and risk management strategy:
Risk Governance
Board of Directors.  The Board considers effective identification, measurement, monitoring, management and reporting of the risks facing our business to be key elements of its responsibilities and those of the Group Chief Executive Officer and management. Matters relating to risk management that are reserved for the Board include approval of the internal controls and risk management framework and any changes to the Aspen Group’s risk appetite statement and key risk limits. The Board also receives reports at each scheduled meeting from the Group Chief Risk Officer and the Chair of the Risk Committee as well as training in risk management processes including the design, operation, use and limitations of the internal model. The internal model is an economic capital model which has been developed internally for use in certain business decision-making processes, the assessment of risk-based capital requirements and for various regulatory purposes. As a result of these arrangements and processes, the Board, assisted by management and the Board Committees, is able to exercise effective oversight of the operation of the risk management strategy described in “— Risk Management Strategy” below.
Board Committees.  The Board delegates oversight of the management of certain key risks to its Risk, Audit and Investment Committees. Each of the committees is chaired by an independent director of the Company who also reports to the Board on the committees’ discussions and matters arising.
Risk Committee:  The purpose of the Risk Committee is to assist the Board in its oversight duties in respect of the management of risk, including:

•	making recommendations to the Board regarding management’s proposals for the risk management framework, risk appetite, key risk limits and the use of our internal model;

•	monitoring compliance with the agreed Aspen Group risk appetite and key risk limits; and

•	oversight of the stress and scenario testing process established by management.
Audit Committee:  The Audit Committee is primarily responsible for assisting the Board in its oversight of the integrity of the financial statements. The Audit Committee is also responsible for reviewing the adequacy and effectiveness of the Company’s internal controls and receives regular reports from both internal and external auditors. In addition, the Audit Committee oversees the Company’s compliance with applicable laws and regulations.
Investment Committee:  The Investment Committee is primarily responsible for setting and monitoring the Aspen Group’s investment risk and asset allocation policies and ensuring that the Chair of the Risk Committee is kept informed of such matters.
Management Committees.  The Aspen Group also has a number of executive management committees which have oversight of certain risk management processes including the following:
Group Executive Committee:  The Group Executive Committee is the main executive committee responsible for advising the Group Chief Executive Officer on matters relating to the strategy and conduct of the Aspen Group’s business.
Capital and Risk Principles Committee:  The primary purpose of the Capital and Risk Principles Committee is to assist the Group Chief Executive Officer and the Group Chief Risk Officer in their oversight duties in respect of the design and operation of the Aspen Group’s risk management systems. In particular, it has specific responsibilities in relation to the internal model and for the establishment of risk limits for accumulating underwriting exposures and monitoring solvency and liquidity requirements.
Reserve Committee:  The Reserve Committee is responsible for managing reserving risk and making recommendations to the Group Chief Executive Officer and the Group Chief Financial Officer relating to the appropriate level of reserves to include in the Aspen Group’s financial statements.
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
Group Operations Committee: The purpose of the Group Operations Committee is to oversee the Aspen Group’s operational support functions to ensure that they are strategically aligned to provide coordinated, efficient and cost effective operational support to the execution of the Aspen Group’s underwriting plans.

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

•	identifying material risks to the achievement of the Aspen Group’s objectives including emerging risks;

•	the articulation at Group level of our risk appetite and a consistent set of key risk limits for each material component of risk;

•	the cascading of risk appetite and key risk limits for material risks to each operating subsidiary and, where appropriate, risk accepting business units;

•	measuring, monitoring, managing and reporting risk positions and trends;

•	the use, subject to an understanding of its limitations, of the internal model to test strategic and tactical business decisions and to assess compliance with the risk appetite statement; and

•
stress and scenario testing, including reverse stress testing, designed to help us better understand and develop contingency plans for the likely effects of extreme events or combinations of events on capital adequacy and liquidity.

Risk Appetite Statement.  The risk appetite statement is a central component of the Aspen Group’s overall risk management framework and is approved by the Board. It sets out, at a high level, how we think about risk in the context of our business model, Aspen Group objectives and strategy. It sets out boundary conditions and limits for the level of risk we assume, together with a statement of the reward we aim to receive for this level of risk. Our risk appetite statement comprises the following components:

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
Risk Components.  The main types of risks that we face are summarized as follows:
Insurance risk:  The risk that underwriting results vary from their expected amounts, including the risk that reserves established in respect of prior periods differ significantly from the level of reserves included in the Aspen Group’s financial statements.
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
Emerging risk:  The risk that events or issues not previously identified or fully understood impact the operations or financial results of the Aspen Group.
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
The following tables show our gross written premiums by broker for each of our business segments for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Reinsurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Aon Corporation	$363.7	24.3%	$374.5	24.2%	$394.6	27.9%
Marsh & McLennan Companies, Inc.	312.1	20.9	321.8	20.8	285.1	20.2
Willis Group Holdings, Ltd.	282.2	18.9	315.8	20.4	291.8	20.6
Others (1)	537.7	35.9	536.4	34.6	441.7	31.2
Total	$1,495.7	100.0%	$1,548.5	100.0%	$1,413.2	100.0%
_______________

(1)
Includes gross written premium of $259.7 million related to CGB DS and $33.1 million related to AgriLogic (2017 — $269.7 million, 2016 —$178.9 million related to AgriLogic which we purchased in January 2016 and sold in December 2017) as part of our strategic partnership with CGB DS.

	Twelve Months Ended December 31, 2018		Twelve Months Ended December 31, 2017		Twelve Months Ended December 31, 2016
Insurance	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total	Gross Written Premiums	% of Total
	($ in millions, except for percentages)
Marsh & McLennan Companies, Inc.	$230.9	11.9%	$214.3	11.8%	$177.1	10.2%
Aon Corporation	180.8	9.3	176.5	9.7	183.1	10.6
Willis Group Holdings, Ltd.	145.1	7.4	123.4	6.8	137.8	7.9
Brown & Brown Inc	121.9	6.2	57.3	3.2	44.2	2.5
Ryan Specialty	101.1	5.2	94.7	5.2	89.9	5.2
AmWINS Group Inc	86.4	4.4	86.8	4.8	66.6	3.8
CRC Swett	78.8	4.0	87.3	4.8	75.4	4.3
Arthur J Gallagher (UK) Limited	70.8	3.6	69.7	3.8	45.1	2.6
Jardine Lloyd Thompson Ltd.	58.5	3.0	56.6	3.1	47.7	2.8
Others	876.9	45.0	845.8	46.8	866.9	50.1
Total	$1,951.2	100.0%	$1,812.4	100.0%	$1,733.8	100.0%

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
Reserves
Under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) and applicable insurance laws and regulations in the countries in which we operate, we are required to establish loss reserves for the estimated unpaid portion of the ultimate liability for losses and loss expenses under the terms of our policies and agreements with our insured and reinsured customers. The process of estimating these reserves involves a considerable degree of judgment and, as of any given date, is inherently uncertain. For a full discussion regarding our loss and loss expenses reserving process, refer to Part II, Item 7, “Management’s Discussion and

Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserving Approach” and Part II, Item 8, “Financial Statements and Supplementary Data” and Item 1A, “Risk Factors — Insurance Risks — Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves.”
Investments
Our current investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators. To enhance investment returns where possible, we tactically adjust the duration of the investment portfolio and asset allocation taking into account the average liability duration of our reinsurance and insurance risks and our views of interest rates, the yield curve, credit spreads and markets for different assets.
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
In 2018, we engaged BlackRock Financial Management Inc., Alliance Capital Management L.P., DWS Investment Management Americas Inc., Pacific Investment Management Company LLC, Goldman Sachs Asset Management L.P. and Conning Asset Management Limited to provide investment advisory and management services for our portfolio of fixed income and equity investments. We have agreed to pay investment management fees based on the average market values of total assets held under management at the end of each calendar quarter. These agreements may be terminated generally by either party on short notice without penalty.
For additional information concerning our investments, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 6 of our consolidated financial statements, “Investments,” and Note 8 of our consolidated financial statements, “Fair Value Measurements.” For additional information concerning Other-Than-Temporary Impairment of Investments, refer to Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents.”
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
We compete with major U.S., U.K., Bermudian, European and other international insurers and reinsurers and underwriting syndicates from Lloyd’s, some of which have longer operating histories, more capital and/or more favorable ratings than we do, as well as greater marketing, management and business resources. We also compete with capital market participants that create alternative products, such as catastrophe bonds, that are intended to compete with traditional reinsurance products. In addition to asset managers and reinsurers who provide collateralized reinsurance and retrocessional coverage, the availability of these non-traditional products could reduce the demand for both traditional insurance and reinsurance products.
Our competitors include, but are not limited to, American International Group, Inc., Arch Capital Group Ltd., Axis Capital Holdings Limited, Chubb Limited, Sompo International, Everest Re Group Limited, Hannover Re, Lancashire Holdings Limited, Munich Re, PartnerRe Ltd., QBE Insurance Group Limited, Renaissance Re Holdings Ltd., SCOR SA, Swiss Re, Validus Holdings Ltd. (a subsidiary of AIG), XL Catlin (a subsidiary of AXA XL and AXA SA), MS Amlin plc and various Lloyd’s syndicates and Government-sponsored insurers and reinsurers.

Ratings
Ratings by independent agencies are an important factor in establishing the competitive position of (re)insurance companies and are important to our ability to market and sell our products and services. Rating organizations continually review the financial positions of insurers, including us. As at February 11, 2019, the financial strength ratings of our Operating Subsidiaries were as follows:

Rating Agency	Rating	Rated Operating Subsidiary	Agency’s Rating Definition	Ranking of Rating

Standard & Poor’s Financial Services LLC (“S&P”)	A (Strong - Negative outlook)	Aspen U.K and Aspen Bermuda	Strong capacity to meet financial commitments but somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than those in higher-rated categories	The ‘A’ grouping is the third highest of twelve major rating categories.

A.M. Best	A (Excellent) (Stable)	Aspen U.K., Aspen Bermuda, Aspen Specialty and AAIC	An excellent ability to meet ongoing insurance obligations	The ‘A’ grouping is the second highest of seven major rating categories.

Moody’s Investors Service, Inc. (“Moody’s”)	A2 (Negative outlook)	Aspen U.K and Aspen Bermuda	Considered upper-medium grade and subject to low credit risk
The ‘A’ grouping is the third highest of nine major rating categories. Each of the second through seventh categories has an appended numerical modifier of ‘1’, ‘2’ and ‘3’, indicating that the obligation ranks in the higher end, mid-category or lower end, respectively, of the rating category.

The rating agencies published updated reviews of our ratings following our announcement of the Merger. On August 28, 2018, S&P affirmed the ratings of the applicable Operating Subsidiaries and affirmed their outlook as negative. S&P stated that the negative outlook indicates the possibility that they may decrease the ratings of the applicable Operating Subsidiaries by one level if we do not improve our underwriting performance during the next two years. On August 29, 2018, Moody’s affirmed the ratings of the applicable Operating Subsidiaries and affirmed their outlook as negative. Moody’s noted that our business fundamentals will remain the key drivers for such ratings over the next twelve to eighteen months. On August 29, 2018, A.M. Best placed the ratings of the applicable Operating Subsidiaries under review with developing implications. A.M. Best stated that it needs to assess the impact of the planned change in ownership on our balance sheet strength, operating performance and business profile and the ratings will be addressed pending the completion of the Merger.
These ratings reflect the respective opinions of S&P, A.M. Best, and Moody regarding the ability of the relevant Operating Subsidiary to pay claims and are not evaluations directed to our investors or recommendations to buy, sell or hold our securities. These ratings are subject to periodic review by, and may be revised downward or revoked at the sole discretion of, S&P, A.M. Best, and Moody’s, respectively.
For a discussion of some potential risks relating to the ratings of our Operating Subsidiaries, refer to Part I, Item 1A, “Risk Factors — Risks Relating to the Merger — A condition of the Merger is the maintenance of financial strength ratings of our Operating Subsidiaries and Highlands may become entitled to terminate the Merger Agreement if we receive a clear indication from A.M. Best or S&P that such agency intends to downgrade the financial strength rating of our Operating Subsidiaries and if Highlands exercises such right it could adversely affect our business, financial condition and results of operations” and “Risk Factors — Strategic Risks — Our Operating Subsidiaries are rated and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.”

Employees
As at December 31, 2018, we employed 1,151 persons in the following countries:

Country	As at December 31, 2018	As at December 31, 2017
United Kingdom	611	686
United States	429	499
Bermuda	45	55
Switzerland	21	32
Singapore	26	33
Ireland	9	11
United Arab Emirates	7	8
France	—	4
Germany	—	3
Australia	3	3
Total	1,151	1,334

We believe that relations with our employees, none of which are subject to collective bargaining agreements, are good.

Regulatory Matters
General
The business of insurance and reinsurance is regulated in most countries, although the degree and type of regulation varies significantly from one jurisdiction to another. The discussion below summarizes the material laws and regulations applicable to our Operating Subsidiaries and, where relevant, Peregrine, Silverton and Aspen Capital Markets. Our Operating Subsidiaries have met or exceeded the solvency margins and ratios applicable to them under relevant law and regulation as at December 31, 2018 and December 31, 2017.
Bermuda Regulation
The Insurance Act 1978, as amended (the “Insurance Act”), regulates insurance companies and insurance intermediaries in Bermuda, and it provides that no person may carry on any insurance business in or from within Bermuda unless registered as an insurer or intermediary by the Bermuda Monetary Authority (the “BMA”) under the Insurance Act. The Insurance Act applies to both insurance and reinsurance business. We have one Bermuda-based Operating Subsidiary, Aspen Bermuda, a Class 4 insurer under the Insurance Act. We also have Peregrine and Silverton licensed as Special Purpose Insurers (“SPI”) under the Insurance Act. We also have a Bermuda-based insurance management subsidiary, ACM, which is registered under the Insurance Act as an insurance manager and as an insurance agent.
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
Group Supervision.  The BMA has implemented a framework for group supervision. The BMA may, in respect of an insurance group, determine whether it is appropriate for it to be the group supervisor of that group. For purposes of the Insurance Act, an insurance group is defined as a group of companies that conducts insurance business. If the BMA determines that it is the group supervisor, it designates a specified insurer that is a member of the insurance group as the “designated insurer” to facilitate and maintain compliance by the group with the Group Rules (as defined below). Pursuant to the Insurance Act, the BMA acts as the group supervisor of the Aspen Group and has designated Aspen Bermuda as the designated insurer.
In carrying out its functions, the BMA makes rules for assessing the financial situation and the solvency position of the Aspen Group and/or its members and rules in respect of the system of governance and risk management of the insurance group and supervisory reporting and disclosures of the insurance group.

The current supervision, solvency and public disclosure rules (together, the “Group Rules”) apply to the Aspen Group so long as the BMA remains our group supervisor. Through the Group Rules, the BMA may take action which affects the Company. The most significant requirements of the Group Rules are set out below.
Group Financial Statements and Group Statutory Financial Return. Every insurance group is required to prepare an annual group statutory financial return which must be submitted to the BMA by the designated insurer within five months after its financial year end (unless specifically extended by the BMA for a longer period not exceeding eight months).
The group statutory financial return must consist of the following documents: a cover sheet, an insurance group business solvency certificate, statutory financial statements, particulars of ceded reinsurance comprising of the top ten unaffiliated reinsurers for which the group has the highest recoverable balances and any reinsurer with recoverable balances exceeding 15% of the insurance group’s statutory capital and surplus, any adjustments applied to the group financial statements by the group to produce the economic balance sheet in the form of a reconciliation, a list of non-insurance financial regulated entities owned by the group and particulars of qualifying members as defined within the Group Rules. The Group Rules prescribe the rules pertaining to the preparation and substance of the group statutory financial statements (which include, in statutory form, a group balance sheet, a group income statement, a group statement of capital and surplus, and notes thereto).
Every insurance group must prepare and submit, on an annual basis, consolidated audited financial statements including notes to the financial statements of the parent company of the group prepared under GAAP Standards (“Group Financial Statements”). The Group Financial Statements must be audited annually by the group’s approved auditor who must prepare an auditor’s report in accordance with generally accepted auditing standards. The designated insurer is required to file with the BMA annually the audited Group Financial Statements within five months from the end of the relevant financial year, or such longer period as permitted by the BMA not exceeding eight months. The Group Financial Statements are published by the BMA on its website.
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
Every insurance group must maintain available capital and surplus in an amount equal to or exceeding its Enhanced Capital Requirement (“ECR”). An insurance group’s ECR is to be calculated at the end of its relevant year by reference to either the BSCR Model or a BMA approved group internal capital model. For the financial year ending December 31, 2018, Aspen Holdings has relied on the BSCR model.
The BMA expects insurance groups to operate at or above a group Target Capital Level (“TCL”) which exceeds the Group ECR. The TCL for insurance groups is set at 120% of its Group ECR. The Aspen Group holds capital in excess of its TCL as at December 31, 2018.
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
A supervisory college was held by relevant regulators of the Aspen Group (i.e., the BMA, the PRA, North Dakota and Texas) in July 2018. Supervisory colleges are a regular part of the group supervision process and are intended to facilitate supervision on a group and legal entity level by allowing involved supervisors from various jurisdictions to acquire a better understanding of the group with respect to risk exposures and inherent risks, financial position and soundness, capital adequacy, business activities, risk management and governance systems. Similar to prior supervisory colleges, the BMA did not identify any material issues although it asked to be appraised of certain matters relating to the Aspen Group’s strategy, solvency and risk management.
Local Entity Supervision.  Aspen Bermuda, as an insurer carrying on general insurance business under the Insurance Act, is registered as a Class 4 insurer. In addition, the Insurance Act outlines provisions for SPIs, such as Peregrine and Silverton, insurance managers and insurance agents.
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
Further, any registered insurer that is a Class 3A, 3B, or Class 4 insurer, such as Aspen Bermuda, is required to maintain a head office in Bermuda and direct and manage its insurance business from Bermuda. The Bermuda Insurance Act provides that in considering whether an insurer satisfies the requirements of having its head office in Bermuda, the BMA may consider (i) where the underwriting, risk management and operational decision making occurs; (ii) whether senior executives who are responsible for, and involved in, the decision making are located in Bermuda; and (iii) where meetings of the board of directors occur. The BMA will also consider (i) the location where management meets to effect policy decisions; (ii) the residence of the officers, insurance managers or employees; and (iii) the residence of one or more directors in Bermuda.
Approved Independent Auditor. The Insurance Act generally requires all insurers to appoint an independent auditor who will annually audit and report on the insurer’s statutory financial statements and statutory financial return, with the exception of SPIs who may file an application under the Insurance Act to have the requirement of filing annual audited financial statements with the BMA waived. Aspen Bermuda, as a Class 4 insurer, must appoint an independent auditor who will annually audit and report on the GAAP financial statements and the statutory financial return of the insurer, both of which are required to be filed annually with the BMA. The independent auditor must be approved by the BMA.
Loss Reserve Specialist. Class 4 insurers are required to submit an opinion of their BMA approved loss reserve specialist with their capital and solvency return in respect of their EBS technical provisions.
Annual Financial Statements and Annual Statutory Financial Return. As prescribed by the Insurance Act, Aspen Bermuda, a Class 4 insurer, must prepare an annual statutory financial return which shall consist of an insurer information sheet, a report of the approved independent auditor on the statutory financial statements, a statutory balance sheet, a statutory statement of income, a statutory statement of capital and surplus, notes to the statutory financial statements and a statutory declaration of compliance.

In addition to preparing statutory financial statements, Aspen Bermuda must file audited financial statements prepared in accordance with GAAP in respect of each financial year. Such statements must be filed with the BMA within a period of four months from the end of the financial year or such longer period, not exceeding seven months, as the BMA may determine. The audited financial statements will be published by the BMA.
Annual Capital and Solvency Return. Class 4 insurers are required to file a capital and solvency return in respect of their general business which must consist of the following documents: a CSR declaration, the BSCR and associated schedules, a Commercial Insurer’s Solvency Self-Assessment (“CISSA”), a Financial Condition Report and an opinion of a BMA approved Loss Reserve Specialist on the economic balance sheet technical provisions. The Insurance (Prudential Standards) (Class 4 and 3B Solvency Requirement) Rules 2008 require that the insurer perform the CISSA, which provided a determination of both the quality and quantity of the capital required to adequately cover material risks, at least annually. The CISSA allows the BMA to obtain an insurer’s view of the capital resources required to achieve its business objectives and to assess the company’s governance, risk management and controls surrounding this process. The CSR declaration must be signed by two directors of the company, one of which may be the Chief Executive Officer and either the Chief Risk Officer or the Chief Financial Officer. The CSR must be filed within four months after the end of the financial year or such longer period, not exceeding seven months, as the BMA may determine.
Public Disclosures. Commercial insurers are required to prepare an FCR providing details of, among other things, measures governing the business operations, corporate governance framework and solvency and financial performance of the insurer. Where the commercial insurer is part of an insurance group, the BMA, as Group Supervisor, may waive the submission of the legal entity FCR and may require the submission of the Group FCR which must clearly include information specific to the insurer. Aspen Bermuda has been granted a waiver for the submission of the legal entity FCR for the financial year ending December 31, 2018.
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
In order to minimize the risk of a shortfall in capital arising from an unexpected adverse deviation, the BMA expects that insurers operate at or above a threshold captive level (termed the target capital level (“TCL”)), which exceeds an insurer’s ECR. The TCL for a Class 4 insurer is set at 120% of ECR. Aspen Bermuda holds capital in excess of its TCL as at December 31, 2018.
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
An inspector may examine on oath any past or present officer, employee or insurance manager of the insurer under investigation in relation to its business and apply to the court in Bermuda for an order that other persons may also be examined on any matter relevant to the investigation. It is the duty of any insurer in relation to whose affairs an inspector has been appointed and of any past or present officer, employee or insurance manager of such insurer to produce to the inspector on request all books, records and documents relating to the insurer which are in its custody or control and to assist the inspector in connection with the investigation.

If the BMA believes there is a risk of an insurer becoming insolvent or being in breach of the Insurance Act or any conditions imposed upon its registration under the Insurance Act, the BMA may, among other things, direct the insurer: (i) not to take on any new insurance business; (ii) not to vary any insurance contract if the effect would be to increase its liabilities; (iii) not to make certain investments; (iv) to realize certain investments; (v) to maintain in or transfer to the custody of a specified bank certain assets; (vi) not to declare or pay any dividends or other distributions, or to restrict the making of such payments; (vii) to limit its premium income; (viii) to remove a controller or officer; and/or (ix) to file a petition for the winding up of the insurer.

The BMA has the power to assist other regulatory authorities, including foreign insurance regulatory authorities, with their investigations involving insurance and reinsurance companies in Bermuda if it is satisfied that the assistance being requested is in connection with the discharge of regulatory responsibilities and that such cooperation is in the public interest.
Restrictions on Dividends, Distributions and Reduction of Capital.  Our Bermuda subsidiaries must comply with the provisions of the Bermuda Companies Act 1981, as amended (the “Companies Act”), regulating the payment of dividends and distributions. A Bermuda company may not declare or pay a dividend or make a distribution out of contributed surplus if there are reasonable grounds for believing that: (i) the company is, or would after the payment be, unable to pay its liabilities as they become due; or (ii) the realizable value of the company’s assets would thereby be less than its liabilities. Further, as mandated by the Insurance Act, an insurer may not declare or pay any dividends during any financial year if it would cause the insurer to fail to meet its relevant margins, and an insurer which fails to meet its relevant margins on the last day of any financial year may not, without the approval of the BMA, declare or pay any dividends during the next financial year. In addition, as a Class 4 insurer, Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. Further, Aspen Bermuda must obtain the prior approval of the BMA before reducing by 15% or more its total statutory capital as set out in its previous year’s financial statements.
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
Aspen Bermuda is required to notify the BMA in writing in the event of any person becoming or ceasing to be a controller, a controller being a managing director, chief executive of the insurer or of another company of which it is a subsidiary, or other person in accordance with whose directions or instructions the directors or controllers of the insurer or of another company of which it is a subsidiary are accustomed to act, including any person who holds, or is entitled to exercise, 10% or more of the voting shares or voting power or is able to exercise a significant influence over the management of Aspen Bermuda. Peregrine and Silverton are required to file with the annual statutory financial statements a list of every person who has become or ceased to be a shareholder controller, director or other officer during the financial year.
Each of Aspen Holdings and Aspen Bermuda is required to notify the BMA in writing in the event any person has become or ceased to be an officer of it, an officer being a director, chief executive or senior executive performing duties of underwriting, actuarial, risk management, compliance, internal audit, finance or investment matters. ACM is required to notify the BMA in writing in the event any person becomes or ceases to be a shareholder controller or officer of ACM within 14 days of such change.
Applications were made to the BMA with respect to each of Aspen Bermuda, Peregrine, Silverton and ACM pursuant to change of controller and officer notifications under the Insurance Act in connection with the Merger. The BMA provided its approval in early 2019.
Notification of Material Change. No insurer shall take any steps to give effect to a material change, unless it has first served such notice on the BMA that it intends to effect such material change and before the end of 30 days, either the BMA has notified such company in writing that it has no objection to such change or that period has lapsed without the BMA having issued a notice of objection.
Designated insurers are also required to give notice to the BMA if any member of its group intends to give effect to any material change as defined under the Insurance Act. The designated insurer shall notify the BMA of any material change, effected by a member of the group, within 30 days of such material change taking effect.

An application was made to the BMA on behalf of Aspen Bermuda pursuant to a material change notification under the Insurance Act in connection with the Merger. The BMA provided its approval in early 2019.
The Bermuda Insurance Code of Conduct. All Bermuda insurers are required to comply with the BMA’s Insurance Code of Conduct (the “Bermuda Insurance Code”) which was last amended in July 2015. The Bermuda Insurance Code is divided into six categories, including: (i) Proportionality Principle; (ii) Corporate Governance; (iii) Risk Management; (iv) Governance Mechanism; (v) Outsourcing; and (vi) Market Discipline and Disclosure. These categories contain the duties, requirements and compliance standards to be adhered to by all insurers under the Insurance Act. Failure to comply with these requirements will be a factor taken into account by the BMA in determining whether an insurer is conducting its business in a sound and prudent manner under the Insurance Act and could result in the BMA exercising its powers of intervention and will be a factor in calculating the operational risk charge applicable in accordance with that insurer’s risk based capital model.
In 2016, the BMA introduced an Insurance Manager Code of Conduct (the “Manager Code”) that insurance managers such as ACM are required to comply with. The Manager Code establishes duties, requirements and standards to be complied with by insurance managers registered under the Insurance Act, including the procedures and principles to be observed by such persons.
U.K. and E.U. Regulation
General. U.K. insurance companies are regulated by the Prudential Regulation Authority (the “PRA”) and the Financial Conduct Authority (the “FCA”). The PRA is responsible for the prudential regulation of banks, building societies, credit unions, insurers and major investment firms and the FCA is responsible, among other things, for the regulation of the conduct of business of financial services firms. Aspen U.K. is authorized by the PRA to effect and carry out (re)insurance contracts in the U.K. in all classes of general (non-life) business and is regulated by both the PRA and the FCA for prudential and conduct of business matters, respectively.
An insurance company with authorization to write insurance business in the U.K. may currently provide cross-border services in other member states of the European Economic Area (“EEA”) subject to having notified the appropriate EEA host state regulator via the PRA prior to commencement of the provision of services and the appropriate EEA host state regulator not having good reason to refuse consent. As an alternative, such an insurance company may establish a branch office within another EEA member state, subject to it also notifying the appropriate EEA host state regulator via the PRA. Aspen U.K. notified the Financial Services Authority (the “FSA”) (the PRA’s predecessor) of its intention to write insurance and reinsurance business in all other EEA member states. As a result, Aspen U.K. is licensed to write insurance business under the “freedom of services” within all EEA member states and under the “freedom of establishment” rights in Ireland (freedom of services and freedom of establishment rights together, “Passporting Rights”) contained in the European Council’s Insurance Directives. As a general insurer, Aspen U.K. is able to carry out reinsurance business on a cross-border services basis across the EEA. The PRA is responsible for the prudential regulation of Aspen U.K.’s European branch and the FCA and the Central Bank of Ireland (CBI) is responsible for the conduct of business regulation of the Irish branch.
Following the United Kingdom’s decision to withdraw from the E.U. (“Brexit”), our U.K. operations may lose their EEA financial services Passporting Rights, depending on the U.K.’s withdrawal agreement or any transitional arrangements. Aspen will utilize the newly established Lloyd’s Brussels Subsidiary through Aspen Managing Agency Limited (“AMAL”). The Lloyd’s Brussels Subsidiary is a Lloyd’s insurance company set up in Belgium to ensure Lloyd’s partners can continue to access the market across the EEA. The Lloyd’s Brussels Subsidiary is authorized and regulated by the National Bank of Belgium and regulated by the Financial Services and Markets Authority. The Lloyd’s Brussels Subsidiary commenced writing all non-life risks from non-U.K. EEA countries from January 1, 2019.
To further mitigate against the risks of Brexit, we submitted an application to the Central Bank of Ireland for authorization of a new insurance subsidiary in Dublin, Republic of Ireland. Aspen Ireland will ensure that we can continue serving partners and clients in the EEA following the U.K.’s exit from the E.U. Subject to regulatory approval, it is anticipated that Aspen Ireland will be operational during the first half of 2019.
Depending on the outcome of political negotiations associated with Brexit, it may be necessary for Aspen to undertake portfolio transfers of its EEA insurance policies to allow for contract continuity post-Brexit. Such an undertaking would involve the transfer of all non-U.K. EEA underwriting liabilities existing in relevant insurance classes in Aspen U.K. to Aspen Ireland and allow these liabilities to continue to be administered post-Brexit. A similar transfer of EEA insurance policies would be required between Lloyd’s and Lloyd’s Brussels Subsidiary.
For more information on the uncertainty surrounding the implementation and effect of Brexit, refer to Part I, Item 1A, “Risk Factors — Regulatory Risks — The United Kingdom’s decision to withdraw from the E.U. could adversely impact our business, results of operations and financial condition” below.
Supervision.  The PRA’s most recent review of Aspen U.K. was in April 2018 when they undertook their Periodic Summary Meeting. During 2018, the PRA has focused on underwriting performance in the wider specialty insurance market. Aspen maintains an ongoing dialogue with the PRA on this topic. The FCA last conducted a review of Aspen U.K. in February 2015 and no material issues were raised as a result of this review.
Restrictions on Dividend Payments.  The company law of England and Wales prohibits English companies, including Aspen U.K., AMAL and AUL, from declaring dividends to their shareholders unless they have profits available for distribution. The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory rules impose no statutory restrictions on a general insurer’s ability to declare a dividend, the PRA’s rules require each authorized insurance company within its jurisdiction to maintain its solvency margin at all times. In line with common market practice for regulated institutions, the PRA previously requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s resulting capital position are within Aspen U.K.’s board-approved solvency capital risk appetite.
Solvency Requirements. Under the E.U. directive covering the capital adequacy, risk management and regulatory reporting for insurers (the “Solvency II Directive”), an insurer has the option of seeking the approval of a full or partial internal model from its regulator or to use a standard formula to calculate its capital requirements. On December 5, 2015, Aspen U.K. received approval from the PRA to use an agreed Internal Model to calculate its Solvency Capital Requirement (“SCR”) for Aspen U.K. and Aspen European from January 1, 2016. Aspen U.K. is required to ensure that the Internal Model operates properly on a continuous basis and that it continues to comply with the “Solvency Capital Requirements — Internal Models” provisions as set out in the PRA rulebook and Solvency II Delegated Acts. If Aspen U.K. fails to comply with these requirements, the PRA may revoke its approval for Aspen U.K. to use the Internal Model or apply a capital buffer to the SCR calculated by the Internal Model. Aspen U.K. must maintain the ability to calculate its SCR using the Standard Formula as prescribed by European Insurance and Occupational Pensions Authority (“EIOPA”) in accordance with the Solvency II Directive.
On February 11, 2019, Aspen European and Aspen Holdings (acting as guarantor of Aspen European) entered into an LOC facility agreement with National Australia Bank Limited, London Branch, for the purpose of obtaining a letter of credit in favor of Aspen U.K. for a sum not to exceed $100 million. This facility enables Aspen U.K. to use a letter of credit as Tier 2 Ancillary Own Funds to meet its internal risk appetite requirements above its SCR. Up to 50% of the SCR can be covered by Tier 2 capital as represented by the Ancillary Own Funds. In the event Aspen U.K. demands payment of cash funds under this facility, Aspen Holdings as guarantor would be required to repay the letter of credit.
Aspen U.K. is required to maintain a minimum margin of solvency equivalent to its SCR at all times, the calculation of which depends on the type and amount of insurance business written. The financial resources maintained in support of the SCR must be adequate, both as to amount and quality, to ensure that there is no significant risk that Aspen U.K.’s liabilities cannot be met as they fall due. If the PRA considers that there are insufficient capital resources, it can advise an insurer of the amount and quality of capital resources it considers necessary for that insurer. For more information regarding the risks associated with Solvency II, refer to Part I, Item 1A, “Risk Factors — Regulatory Risks — The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses.”

Under the Solvency II regime, solvency requirements apply to both Aspen U.K. and Aspen European. Aspen U.K. is also required to meet local capital requirements for its branches in Canada, Singapore, Australia and its insurance activities in Switzerland. Aspen U.K. holds capital in excess of all of its regulatory capital requirements as at December 31, 2018.
Solvency II Regime Reports and Returns. Under the Solvency II regime, Aspen U.K. is required to disclose to the PRA quarterly and annually Quantitative Reporting Templates (“QRTs”) and, at least every three years, a narrative Regular Supervisory Report (“RSR”). The QRTs report quantitative information on a Solvency II and local GAAP basis including, among other things, the balance sheet and own funds, Solvency II capital position, invested assets, premiums, claims and technical provisions, reinsurance and group specific information. The RSR includes both qualitative and quantitative information and is more forward-looking. Aspen U.K. must also complete a set of annual National Specific Templates (“NSTs”) which are only applicable to solo firms (i.e., specific companies as against groups). An annual Solvency and Financial Condition Report (“SFCR”), which must include a mixture of narrative information and a sub-set of the QRTs, must also be submitted and posted on Aspen’s website. Similarly, Aspen U.K. must submit an annual Own Risk and Solvency Assessment (“ORSA”) to the PRA. The ORSA report is produced annually and provides a summary of all of the activity and processes during the preceding year to assess and report on risks and ensure that our overall solvency needs are met at all times including a forward-looking assessment. It also explains the linkages between business strategy, business planning and capital and risk management processes. In 2016, the PRA granted Aspen U.K. a waiver for five years absolving it from the requirement to produce the QRTs, RSR, SFCR and ORSA at EEA-sub-group level due to Aspen Bermuda being subject to equivalent group supervision.
There are additional returns required by local regulators for Aspen U.K.’s branches in Australia, Canada, Ireland, Singapore and Switzerland.
Change of Control Prior Notifications.  The PRA and the FCA regulate the acquisition of “control” of any U.K. insurance company and Lloyd’s managing agent which are authorized under the Financial Services and Markets Act 2000 (“FSMA”). Any legal entity or individual that (together with any person with whom it or he is “acting in concert”) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance company or Lloyd’s managing agent, or their parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance company or Lloyd’s managing agent or their parent company, would be considered to have acquired “control” for the purposes of the relevant legislation, as would a person who had significant influence over the management of such authorized insurance company or their parent company by virtue of his shareholding or voting power in either. A purchaser of 10% or more of the ordinary shares of the Company would therefore be considered to have acquired “control” of Aspen U.K. or AMAL. Under FSMA, any person proposing to acquire “control” over a U.K. authorized insurance company must give prior notification to the PRA and the FCA of his intention to do so. The PRA and the FCA would then have upwards of sixty working days to consider that person’s application to acquire “control.” Failure to make the relevant prior application could result in action being taken against Aspen U.K. or AMAL (as relevant) by the PRA and the FCA. Failure to make the relevant prior application would constitute criminal offense. A person who is already deemed to have “control” will require prior approval of the PRA and the FCA if such person increases their level of “control” beyond certain percentages. These percentages are 20%, 30% and 50%. Similar requirements apply in relation to the acquisition of control of a U.K. authorized person which is an insurance intermediary (such as AUKSSL and ARML) except that the threshold triggering the requirement for prior approval is 20% of the shares or voting power in the insurance intermediary or its parent company. The approval of the Council of Lloyd’s is also required in relation to the change of control of a Lloyd’s managing agent or member. Broadly, Lloyd’s applies the same tests in relation to control as are set out in FSMA (see above) and in practice coordinates its approval process with that of the PRA. Change of control applications have been filed by Highlands in connection with the Merger and those applications were approved in early 2019.
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
Senior Managers and Certification Regime. In December 2018, the FCA and PRA extended the application of the Senior Managers & Certification Regime, which previously applied to U.K.-regulated entities in the banking sector, to insurers, reinsurers, Lloyd’s managing agencies, insurance intermediaries and other U.K.-regulated entities. The Senior Managers & Certification Regime (“SM&CR”) is an enhanced individual accountability framework which builds upon and replaces the existing regulatory framework of the Senior Insurance Managers Regime. The SM&CR seeks to ensure that senior persons who are effectively running insurance firms, or who have responsibility for other key functions at those firms, meet standards of fitness and propriety for acting with integrity, honesty and skill and that senior management be responsible for compliance with U.K. regulatory requirements.
Insurance Distribution Directive. On October 1, 2018, the Insurance Distribution Directive (“IDD”) replaced the Insurance Mediation Directive (“IMD”). While IMD only applied to insurance intermediaries, IDD applies to all those who conduct insurance distribution to customers, such as insurers (i.e., Aspen U.K.), Lloyd’s managing agencies (i.e., AMAL), insurance intermediaries (i.e., AUKSSL and ARML) and firms such as banks or retailers who provide insurance alongside their primary business and whose customers range from individual consumers to large multinational organizations. The main provisions of IDD include remuneration disclosure, cross-selling limitations and professional training requirements.
Branch Regulations
Switzerland
General.  Aspen U.K. established a branch in Zurich, Switzerland in 2007 to write property and casualty reinsurance. The Federal Office of Private Insurance, a predecessor to the Financial Markets Supervisory Authority (“FINMA”) confirmed that such reinsurance operations were not subject to its supervision under the Insurance Supervision Act (Switzerland), so long as the Swiss branch only writes reinsurance.
In 2010, Aspen U.K. received approval from FINMA to establish an insurance branch in Zurich, Switzerland. The activities of the Switzerland insurance branch are regulated by FINMA pursuant to the Insurance Supervision Act (Switzerland). In 2016, it was confirmed that FINMA was obliged to supervise the reinsurance operations of Aspen U.K.’s Swiss branch as a result of having both insurance and reinsurance operations in Switzerland. Effective 2017, we decided to no longer write insurance business via the insurance branch in Switzerland.
Supervision.  FINMA conducted a review of Aspen U.K.’s Swiss operations in November 2018. No material issues were identified.
Singapore
General.  In 2008, Aspen U.K. received approval from the Monetary Authority of Singapore (“MAS”) to establish a reinsurance branch in Singapore. The activities of the Singapore branch are regulated by the MAS pursuant to The Insurance Act of Singapore. Aspen U.K. is also registered by the Accounting and Corporate Regulatory Authority (“ACRA”) as a foreign company in Singapore and in that capacity is separately regulated by ACRA pursuant to The Companies Act of Singapore. AMAL set up a subsidiary company, Aspen Singapore Pte. Ltd. (“ASPL”), to access insurance business in Singapore and regulatory approval for ASPL to act as an intermediary was received from MAS in 2015. ASPL was incorporated by ACRA in 2015 as a local company regulated by the Companies Act of Singapore.
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
Supervision.  OSFI carried out an inspection visit to the Canadian branch of Aspen U.K. in September 2014. No material issues were identified. OSFI has informed us that it plans to conduct a review of our Canadian branch in April 2019.
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
Supervision.  APRA undertook a review of Aspen U.K.’s Australian branch in November 2018. No material issues were identified.

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

Dubai

General. AUKSSL established a branch in Dubai through which it places reinsurance business into Aspen U.K. The Dubai Financial Services Authority (“DFSA”) confirmed its approval of the branch in 2015. The DFSA undertook a review of AUKSSL’s Dubai branch in June 2018. No material issues were identified.
Lloyd’s Regulation
General.  We participate in the Lloyd’s market through our ownership of AMAL and AUL. AMAL is the managing agent for Syndicate 4711. AUL provides underwriting capacity to Syndicate 4711 and is a Lloyd’s corporate member. AMAL is authorized by the PRA and regulated by the FCA and the PRA. AMAL received FSA (predecessor to the PRA and FCA) authorization in 2008. Our Lloyd’s operations are also subject to supervision by the Council of Lloyd’s. AMAL received authorization from Lloyd’s for Syndicate 4711 in 2008. The PRA and the FCA have been granted broad authorization and intervention powers as they relate to the operations of all insurers, including Lloyd’s syndicates, operating in the U.K. The Lloyd’s market is authorized by the PRA and regulated by both the PRA and the FCA and is required to implement certain rules prescribed by the PRA and the FCA, which it does by the powers it has under the Lloyd’s Act 1982 relating to the operation of the Lloyd’s market. Lloyd’s prescribes, in respect of its managing agents and corporate members, certain minimum standards relating to their management and control, solvency and various other requirements. The PRA and the FCA directly monitor Lloyd’s managing agents’ compliance with their own regulatory requirements. If it appears to the PRA or the FCA that either Lloyd’s is not fulfilling its regulatory responsibilities or that managing agents are not complying with the applicable regulatory rules and guidance, they may intervene in accordance with their powers under the FSMA. By entering into a membership agreement with Lloyd’s, AUL undertakes to comply with all Lloyd’s byelaws and regulations as well as the provisions of the Lloyd’s Acts and FSMA that are applicable to it. The operation of Syndicate 4711, as well as AMAL and their respective directors, are subject to the Lloyd’s supervisory regime.
Supervision.  AMAL was in scope for the PRA Periodic Summary Meeting performed in April 2018. The small number of actions arising from the review have been completed.
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
If a member of Lloyd’s is unable to pay its debts to policyholders, such debts may be payable by the Lloyd’s Central Fund, which in many respects acts as an equivalent to a state guaranty fund in the United States. If Lloyd’s determines that the Central

Fund needs to be increased, it has the power to assess premium levies on current Lloyd’s members. The Council of Lloyd’s has discretion to call or assess up to 3% of a member’s underwriting capacity in any one year as a Central Fund contribution. Our syndicate capacity for the 2019 underwriting year is $611.3 million (2018 underwriting year — $736.0 million). Above this level, it requires consent of members voting at a general meeting.
Jersey Regulation
General.  In 2010, we purchased APJ Jersey, a Jersey registered insurance company which is subject to the jurisdiction of the Jersey Financial Services Commission (“JFSC”). The JFSC sets the solvency regime for insurance companies under its jurisdiction. APJ Jersey holds funds in excess of the minimum requirement.
Supervision.  JFSC undertook a review of APJ Jersey in March 2013. No material matters were identified.
U.S. Regulation
General. AAIC is a Texas-domiciled insurance company and is licensed to write insurance on an admitted basis in 50 U.S. states, the District of Columbia, Puerto Rico and the U.S. Virgin Islands. In addition, AAIC is a certified surety company approved by the U.S. Department of the Treasury.
We also write surplus lines policies through Aspen Specialty, Aspen U.K. and AMAL. Aspen Specialty is an insurance company domiciled and licensed in North Dakota and is therefore subject to North Dakota laws and regulations applicable to domestic insurers. Although Aspen Specialty is not licensed in any other state, it is eligible to write surplus lines policies on a non-admitted basis in all other U.S. states and the District of Columbia. Aspen Specialty accepts business only through licensed surplus lines brokers and does not market directly to the public.
Aspen U.K. is not licensed to write insurance on an admitted basis in any state in the U.S. but, as an alien insurer, it is eligible to write surplus lines business in all 50 U.S. states, the District of Columbia and other U.S. jurisdictions based on its listing in the Quarterly Listing of Alien Insurers of the International Insurers Department (“IID”) of the National Association of Insurance Commissioners (“NAIC”). Pursuant to IID requirements, Aspen U.K. has established a U.S. surplus lines trust fund with a U.S. bank to secure U.S. surplus lines policies. Syndicate 4711 also appears on the IID listing. As of December 31, 2018, Aspen U.K.’s and Syndicate 4711’s surplus lines trust funds were $198.8 million.
Following the enactment of the Non-Admitted and Reinsurance Reform Act (the “NRRA”) as part of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), no U.S. state can prohibit a surplus lines broker from placing business with a non-admitted insurer domiciled outside the U.S., such as Aspen U.K., that appears on the IID. IID listed insurers are required to report and continually maintain a capital and/or surplus amount of $45 million. As a matter of U.S. federal law, this means that Aspen U.K. should be surplus lines eligible in every U.S. state, even in states where Aspen U.K. has not previously been an eligible surplus lines insurer. Some states have developed eligibility standards and filing requirements separate from the IID listing, and our satisfaction of this additional listing or filing requirement is necessary to maintain our eligibility and acceptance by surplus lines brokers in those states.
Aspen Specialty, Aspen U.K. and AMAL are subject to limited state insurance regulations in states where they are surplus lines eligible. Specifically, rate and form regulations otherwise applicable to admitted insurers generally do not apply to Aspen Specialty, Aspen U.K. and AMAL’s surplus lines transactions. In addition, because Aspen U.K. and AMAL are not licensed under the laws of any U.S. state, U.S. solvency regulation tools otherwise applicable to admitted insurers do not generally apply to Aspen U.K. and AMAL. However, Aspen U.K. and AMAL are subject to federal and state incidental regulations in areas such as those pertaining to federal and state reporting related to terrorism coverage and post-disaster emergency orders. We monitor federal and state regulations and directives and comply as necessary for all affected subsidiaries.
Aspen Management is a Massachusetts corporation licensed as a surplus lines broker in Massachusetts, Connecticut, Georgia, New York and Texas. ASIS is a California limited liability company licensed as a surplus lines broker in California. Aspen Management and ASIS serve as surplus lines brokers only for companies within the Aspen Group and do not act on behalf of non-Aspen third parties or market directly to the public.
Aspen Re America is a Delaware corporation and functions as a reinsurance intermediary with offices in Connecticut, Florida, Georgia, Illinois and New York. Aspen Re America acts as a reinsurance intermediary for Aspen U.K. and as an approved Lloyd’s coverholder for the purpose of accessing certain non-U.S. business for AMAL only. Aspen Re America does not provide reinsurance intermediary services for non-Aspen third parties or market directly to the public.
Aspen U.S. Services is a Delaware corporation that provides administrative and technical services to our U.S. entities, primarily from our Rocky Hill, Connecticut office. It is authorized to contract such business in the various states where we have physical offices. No filings are required with state insurance departments.

In December 2017, Aspen U.S. Holdings sold all AgriLogic subsidiaries, except AgriLogic Consulting, to CGB DS, a Louisiana corporation, in exchange for a 23.2% stake in the newly formed company, Crop Re, a Delaware limited liability company responsible for directing the placement of reinsurance on behalf of CGB DS and CGBIC, an Indiana insurance company affiliate of CGB DS and a Risk Management Agency licensed crop insurer. The remaining 76.8% of Crop Re is owned by CGB DS. AAIC’s primary crop insurance coverage will be run-off and AAIC, or an affiliate of AAIC, will provide quota share reinsurance to CGBIC for both federal and state regulated crop insurance as part of Aspen’s ownership in Crop Re. For more information on Crop Re, refer to Note 6 of our consolidated financial statements, “Investments.” Effective February 1, 2018, Aspen U.S. Holdings sold 50% of AgriLogic Consulting to one of the original founders of AgriLogic and 10% to CGB DS in exchange for a percentage of future cash flows of AgriLogic Consulting. Aspen U.S. Holdings retains a 40% interest in AgriLogic Consulting.
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
Change of Control Prior Notifications.  Before a person can acquire control of a U.S. domestic insurer or its holding company (or any person controlling such domestic insurer or holding company), such as the Company, prior written approval must generally be obtained from the insurance commissioner of the state where the insurer is domiciled. A person is generally presumed to have acquired “control” if it acquires, directly or indirectly, 10% or more of the voting securities of a U.S. domestic insurer or its holding company. This statutory presumption of control may be rebutted by a showing that control does not exist in fact.
Prior to granting approval of a “Form A” application to acquire control of a domestic insurer or its holding company, the domiciliary state insurance commissioner will consider such factors as the financial strength of the proposed acquirer, the integrity and management of the acquirer’s board of directors and executive officers, the acquirer’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. These laws also require prior notice of a proposed divestiture of a controlling interest in a domestic insurer or its holding company. These laws may discourage potential acquisition or divestiture proposals and may delay, deter or prevent a change of control involving us, including through unsolicited transactions that some or all of our shareholders might consider to be desirable.
In connection with the Merger, Highlands filed a Form A change of control application with the Texas Department of Insurance in respect to AAIC in October 2018 and made a similar change of control filing in November 2018 with the North Dakota Insurance Department with respect to Aspen Specialty. North Dakota approved the Aspen Specialty change of control in November 2018 and Texas approved the AAIC change of control in February 2019.
State Insurance Regulation.  State insurance authorities have broad authority to regulate admitted insurance business, including licensing, admitted assets, capital and surplus, market conduct, regulating unfair trade and claims practices, establishing reserve requirements or solvency standards, filing of rates and forms and regulating investments and dividends.
AAIC and Aspen Specialty prepare statutory financial statements in accordance with Statutory Accounting Principles (“SAP”) and procedures prescribed or permitted by applicable domiciliary states. State insurance laws and regulations require Aspen Specialty and AAIC to file statutory financial statements with insurance departments in every state where they are licensed. State insurance departments also conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies licensed in their states. Coordinated financial examinations are generally carried out every five years by the insurance departments of the domiciliary states under guidelines promulgated by the NAIC. In 2014, AAIC and ASIC completed Texas and North Dakota financial examinations for the five-year period ending December 31, 2012 and no material issues were identified. A routine financial examination of AAIC and ASIC commenced in late 2017 for the period January 1, 2013 through December 31, 2017 for which no report has yet been issued.
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
U.S. GAAP is concerned with a company’s solvency but it is also concerned with other financial measurements, such as income and cash flows. Accordingly, U.S. GAAP gives more consideration to appropriate matching of revenue and expenses and accounting for management’s stewardship of assets than does SAP. As a direct result, different assets and liabilities and different amounts of assets and liabilities will be reflected in financial statements prepared in accordance with U.S. GAAP as opposed to SAP.
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
The dividend limitations imposed by the North Dakota and Texas insurance laws are based on the financial results of Aspen Specialty and AAIC determined by using SAP accounting practices, which differ in certain respects from accounting principles used in financial statements prepared in conformity with U.S. GAAP. The significant differences relate to deferred acquisition expenses, deferred income taxes, required investment reserves, reserve calculation assumptions and surplus notes. Since both North Dakota and Texas law require insurance companies to pay dividends out of earned surplus as distinguished from contributed surplus, neither Aspen Specialty nor AAIC could pay a dividend as of December 31, 2018.
Own Risk and Solvency Assessment (ORSA). The North Dakota and Texas insurance laws require an insurer, or the insurance group, to conduct an internal own risk and solvency assessment at least annually of such insurer’s material risks in normal and stressed environments and submit an annual summary report, which is a confidential assessment of the material and relevant risks associated with such insurer’s business plan, as well as the sufficiency of its capital resources to support these risks. We have filed the annual required summary report of our own risk and solvency assessment with the Texas Department of Insurance, our lead U.S. insurance regulator.
Cybersecurity Regulations. In 2017, new cybersecurity rules took effect for financial institutions, insurers and certain other companies supervised by the New York Department of Financial Services (the “NYDFS Cybersecurity Regulation”), such as AAIC, which is licensed in New York. The NYDFS Cybersecurity Regulation imposes significant regulatory burdens intended to protect the confidentiality, integrity and availability of information systems.
In 2017, the NAIC also adopted the Insurance Data Security Model Law (the “Cybersecurity Model Law”). The Cybersecurity Model Law requires insurers, insurance producers and other entities required to be licensed under state insurance laws to comply with certain requirements under state insurance laws, such as developing and maintaining a written information security program, conducting risk and overseeing the data security practices of third-party vendors. The Cybersecurity Model Law closely resembles the NYDFS Cybersecurity Regulation and has been adopted by several U.S. states. If all U.S. states fail to enact the Cybersecurity Model Law within the next five years, federal legislation in this area may be enacted to pre-empt state law.

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

Additionally, since February 2016, the NAIC has been developing a methodology for the calculation of group capital for all entities in an insurance holding company system. The goal is to provide a simple method for U.S. regulators to aggregate the available capital and the minimum capital of each entity in a group in a way that applies to all companies regardless of their structure. One conceptual issue with the group capital calculation is its intended use, which regulators have still not articulated, other than characterizing it as “another regulatory tool,” rather than a regulatory requirement. While the group capital calculation is still under discussion and will be field tested by volunteers in 2019, it is expected that the new group capital calculation tool will use a risk-based capital aggregation methodology.
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
In addition to the regulatory requirements imposed by the jurisdictions in which they are licensed, reinsurers’ business operations are affected by regulatory requirements in various U.S. states governing “credit for reinsurance” laws imposed on ceding companies. In general, a ceding company which obtains reinsurance from a reinsurer that is licensed, accredited, authorized or approved by the jurisdiction or state in which the reinsurer is domiciled is permitted to take a credit on its statutory financial statements in an aggregate amount equal to the liability for unearned premiums (which are that portion of premiums written which applies to the unexpired portion of the policy period) and loss reserves and loss adjustment expense reserves ceded to the reinsurer. However, cedants are permitted to take a credit to statutory surplus resulting from reinsurance obtained from a non-licensed and non-accredited reinsurer only to the extent that the reinsurer provides a letter of credit, trust account or other acceptable security arrangement.
For its U.S. reinsurance activities, Aspen U.K. has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen U.K. to post contract-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities collateralized under this arrangement. The total market value of assets in the Aspen U.K. multi-beneficiary trust were $1,336.4 million as at December 31, 2018 and $1,350.9 million as at December 31, 2017. For its U.S. reinsurance activities, Aspen Bermuda likewise has established and must maintain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they are able to take financial statement credit for reinsurance without the need for Aspen Bermuda to post contract specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s U.S. reinsurance liabilities collateralized under this arrangement. As further explained below, Aspen Bermuda obtained approval to post reduced collateral in Florida, New York and North Dakota (i.e., 20% versus 100%). As at December 31, 2018, the total value of assets held in the Aspen Bermuda multi-beneficiary trust were $1,112.4 million (2017 —$1,333.6 million).
As a result of the Dodd-Frank Act, only a ceding insurer’s state of domicile can dictate the credit for reinsurance requirements. Other NAIC jurisdictions in which a ceding insurer is licensed are no longer able to require additional collateral from non-admitted reinsurers or otherwise impose their own credit for reinsurance laws on ceding insurers domiciled in other states. In 2011, the NAIC adopted revisions to its Credit for Reinsurance Model Law and Model Regulation (together the “Amended Credit for Reinsurance Model Act”). As at December 1, 2017, the Amended Credit for Reinsurance Model Act has been adopted in at least 34 states, including Texas, where the law took effect on January 1, 2018 and North Dakota, where the law took effect on January 1, 2016. In those states that have adopted the Amended Credit for Reinsurance Model Act and adopted regulations to establish application and approval procedures, qualifying non-admitted reinsurers domiciled in “qualified jurisdictions” who meet certain minimum rating and capital requirements would, upon application to and approval by the state Insurance Departments, be permitted to post less than the 100% collateral currently required with respect to a cedant domiciled in that state. Bermuda is among the approved “qualified jurisdictions” which allows U.S. states that have adopted the Amended Credit for Reinsurance Model Act to implement reduced collateral requirements with respect to reinsurers domiciled in Bermuda, such as Aspen Bermuda. Aspen Bermuda has obtained approval to post reduced collateral in Florida, New York and North Dakota (i.e., 20% versus 100%). Texas promulgated regulations, effective June 19, 2018, that permit a reinsurer to post less than 100% collateral. We will continue to monitor developments in collateral reduction with a view to seeking approval to post reduced collateral in other relevant states over time.
Further, the Dodd-Frank Act authorizes the U.S. Department of Treasury and the Office of the U.S. Trade Representative to negotiate covered agreements governing certain matters relating to insurance with foreign jurisdictions, including reinsurance collateral, group supervision and exchange of information between supervisory authorities. Such covered agreements could pre-empt state insurance laws. In September 2017, the U.S. federal authorities and the E.U. signed a covered agreement and, in response to Brexit, the U.S. and U.K. signed a covered agreement in December 2018 consistent with the U.S. and E.U. agreement. In terms of reinsurance, both covered agreements eliminate collateral and local presence requirements for alien reinsurers operating in non-domestic markets. In connection with an alien reinsurer’s assumption of insurance business from a U.S. cedant, both covered agreements give U.S. states five years from execution to remove existing reinsurance collateral requirements for alien reinsurers that meet certain standards. These standards include minimum capital and solvency ratios, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. If U.S. states do not remove such reinsurance collateral requirements within the five year period, U.S. state credit for reinsurance laws could be subject to federal collateral reduction legislation that pre-empts the state laws.
The NAIC is working on proposed amendments to the Amended Credit for Reinsurance Model Act and Model Regulation in order to satisfy the substantive and timing requirements of the covered agreements. In addition to removing the reinsurance collateral obligations for alien reinsurers, the proposed NAIC amendments would also provide a means by which reinsurers domiciled in other qualifying non-U.S. jurisdictions as well as reinsurers domiciled in qualifying states can achieve equivalent reinsurance collateral status for reinsurance contracts with U.S. insurers.
Lloyd’s is licensed as a market in Illinois, Kentucky and the U.S. Virgin Islands to write insurance business. It is also eligible to write surplus lines and reinsurance business in all other U.S. states and territories. Lloyd’s as a whole makes certain returns to U.S. regulators and each syndicate makes quarterly trust returns to the New York Department of Financial Services with respect to its surplus lines and reinsurance business. Separate trust funds are in place to support this business. As at December 31, 2018, Syndicate 4711 had $75.2 million (December 31, 2017 — $73.1 million) held in trust for its surplus lines business and $43.1 million (December 31, 2017 — $49.3 million) held in trust for its reinsurance business.
Investment adviser regulation. Our subsidiary Aspen Capital Advisors Inc. (“Aspen Advisors”) is registered with the SEC as a registered investment adviser. Aspen Advisors is the investment adviser to a private investment fund that primarily invests in securities tied to weather, natural disasters or other insurance risks as well as certain collateralized property catastrophe reinsurance contracts. In the future, Aspen Advisors may form and manage additional privately offered pooled investment vehicles, customize funds for single investors or groups of investors or manage separately managed accounts of other qualified clients on a limited basis. Aspen Advisors net assets under management as at December 31, 2018 were $86.3 million (December 31, 2017 — $91.9 million), all of which were managed on a discretionary basis. The amount disclosed differs from Aspen Advisors “regulatory assets under management” disclosed in Part 1 of its Form ADV, which is calculated in accordance with the requirements of that form.
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
Introduction
As with any publicly traded company, investing in our equity and debt securities carries risks. Our risk management strategy is designed to identify, measure, monitor and manage material risks that we can control and which could adversely affect our financial condition and operating results. We have invested significant resources to develop the appropriate risk management policies and procedures to implement this strategy. Nonetheless, the future business environment is intrinsically uncertain and difficult to forecast and, as a result, our risk management methods may not be successful. For more information on our risk management strategy, refer to Part I, Item 1, “Business — Risk Management — Risk Management Strategy.”
Risks Relating to the Merger

Failure to consummate the Merger within the expected time frame or at all could have a material adverse impact on our business, financial condition and results of operations.
There can be no assurance that the Merger will be consummated. The Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the maintenance of certain financial strength ratings of certain of our Operating Subsidiaries. Refer to “— A condition of the Merger is the maintenance of financial strength ratings of our Operating Subsidiaries and Highlands may become entitled to terminate the Merger Agreement if we receive a clear indication from A.M. Best or S&P that such agency intends to downgrade the financial strength rating of our Operating Subsidiaries and if Highlands exercises such right it could adversely affect our business, financial condition and results of operations” below. The Merger Agreement also contains certain termination rights, including Highlands’ right to terminate if we suffered aggregate net losses exceeding $350 million. The closing conditions for the Merger may not be satisfied or satisfied on a timely basis which makes the completion and timing of the completion of the Merger uncertain.
If the Merger is not completed on a timely basis or at all, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may be subject to a number of risks including the following:

•	The price of our ordinary shares could decrease significantly given the current stock price reflects a market assumption that the Merger will occur;

•
If the Merger is not consummated, the investment goals of our shareholders may be materially different than those of our shareholders on a pre-Merger announcement basis given trading in our ordinary shares increased substantially following the announcement of the Merger Agreement;

•	Under certain circumstances, we may be required to pay Highlands a termination fee in the amount of $82.9 million, which may affect our financial condition and results of operations;

•	The Merger may not be completed as a result of the occurrence of an event, change or other circumstances that have a material adverse effect on our business;

•
If the Merger is not consummated, management and key personnel may be required to expend considerable time and effort reviewing and reconsidering our long-term strategy, which may detract from their ability to run our core business; and

•
Current and prospective employees may experience uncertainty about their future roles with us, which might adversely affect our ability to attract and retain employees who generate and service our business.

The announcement of the Merger may adversely affect our business, financial condition and results of operations.
We are subject to business uncertainties and contractual restrictions while the Merger is pending and uncertainty about the effect of the Merger on our employees and the brokers, insurers, cedants, customers and other third parties with whom we have a business relationship may have an adverse effect on our business, operations and financial condition regardless of whether or not the Merger is completed. These risks include the following, all of which could be exacerbated by a delay in the completion of the Merger:

•	Our ratings may be adversely affected, which could have an adverse effect on our business, financial condition and operating results;

•
Brokers, insurers, cedants, customers and other third parties with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our ordinary shares;

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

In addition, we expect to pay significant costs relating to the Merger, such as financial, legal, accounting advisory and printing fees, whether or not the Merger is completed. For more information, refer to Note 19(d) of our consolidated financial statements, “Commitments and Contingencies — Contingent Liabilities.”

A condition of the Merger is the maintenance of financial strength ratings of our Operating Subsidiaries and Highlands may become entitled to terminate the Merger Agreement if we receive a clear indication from A.M. Best or S&P that such agency intends to downgrade the financial strength rating of our Operating Subsidiaries and if Highlands exercises such right it could adversely affect our business, financial condition and results of operations.
A condition of the Merger is the maintenance of financial strength ratings of our Operating Subsidiaries. For further details on the ratings of our Operating Subsidiaries, refer to Part I, Item 1 “Business — Ratings” above. Under the Merger Agreement, Highlands may be entitled to terminate the Merger Agreement following a clear indication from A.M. Best or S&P that such rating agency intends to downgrade the financial strength rating of our Operating Subsidiaries. If we receive such indication, under the Merger Agreement, we have agreed to cooperate with Highlands and work together in good faith to develop and implement in a timely manner a plan for addressing any matters raised by such rating agency so as to avoid a rating downgrade. If no agreement can be reached, we maintain the right to take such measures as we reasonably see fit. If we take measures that cause, or would reasonably be expected to cause, a Triggering Event (as defined in the Merger Agreement) without the consent of Highlands, then Highlands may become entitled to terminate the Merger Agreement following notification to us.
As described above, failure to consummate the Merger could have a material adverse impact on our business, financial condition and results of operations. Refer to “— Failure to consummate the Merger within the expected time frame or at all could have a material adverse impact on our business, financial condition and results of operations” above. The adverse effects of a termination of the Merger Agreement could be compounded by the adverse effects of a rating downgrade on our competitive position in the (re)insurance industry, liquidity and financial flexibility as described below under “— Our Operating Subsidiaries are rated and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease.”
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
The incidence, severity and magnitude of catastrophes are inherently unpredictable and our losses from such catastrophes have been and can be substantial. In addition, we expect that increases in the values and concentrations of insured property will increase the severity of such occurrences in the future and that global climate change may increase the frequency and severity of severe weather events, wildfires and flooding. Although we attempt to manage our exposure to such events through a multitude of approaches (including geographic diversification, geographic limits, individual policy limits, exclusions or limitations from coverage, purchase of reinsurance and expansion of supportive collateralized capacity), the availability of these management tools may be dependent on market factors and, to the extent available, may not respond in the way that we expect. In addition, a single catastrophic event could affect multiple geographic zones or the frequency or severity of catastrophic events could exceed our estimates. As a result, the occurrence of one or more catastrophic events or an unusual frequency of smaller events may result in substantial volatility in, and may materially adversely affect, our business, financial condition or operating results.
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
The effects of emerging claim and coverage issues, such as (but not limited to) bad faith claims or disputed policy terms, on our business are uncertain.
Claim and coverage issues can arise when the application of (re)insurance policy language to potentially covered claims is unclear or disputed by the parties. When such issues emerge they may adversely affect our business by extending coverage beyond our underwriting intent or increasing the number or size of claims. In some instances, these coverage changes may not become apparent until after we have issued (re)insurance contracts that are affected by such changes. As a result, the full extent of our liability under (re)insurance policies may not be known for many years after the policies are issued. Emerging claim and coverage issues could therefore have an adverse effect on our operating results and financial condition. In particular, our exposure to casualty (re)insurance lines increases our potential exposure to this risk due to the uncertainties of expanded theories of liability and the “long-tail” nature of these lines of business.
Recently, the Florida insurance market has seen an increase in losses and loss adjustment expenses due to the prevalence of assignment of benefits (“AOB”) claims. Through AOB, homeowners are increasingly assigning the benefit of their insurance recovery to third parties (including the right to claim back legal fees if they are successful in arguing for a larger than initially offered pay-out). AOB practice in Florida has been characterized by an inflated size and number of claims, increased litigation, interference in the adjustment of claims and the assertion of bad faith actions and one-way attorney fees. There were a large number of AOB claims following Hurricane Irma in 2017. It remains to be seen whether AOB claims will materially alter the loss experience of (re)insurers in the wake of Hurricane Michael in 2018, however, ongoing AOB activity and related potentially fraudulent claims activity may materially affect us by inflating the size of our losses and loss adjustment expenses.
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
The insurance and reinsurance industry has historically been cyclical. It is characterized by periods of intense competition on price and policy terms and conditions due to excessive underwriting capacity (a “soft” market) and periods when shortages of capacity permit favorable premium levels (a “hard” market). The supply of (re)insurance has increased over the past several years as a result of capital provided by new entrants to the market, including alternative third party capital providers, and the commitment of additional capital by existing or new (re)insurers which has caused premium rates to decrease. Further development of these factors could lead to a significant reduction in premium rates, less favorable policy terms and conditions and fewer submissions for our underwriting services. In addition, hard markets, if any, are likely to be shorter and more regional than in the past as a result of this new capital. Changes in the frequency and severity of losses suffered by insureds and insurers may also significantly affect the cycles of the (re)insurance business. In addition, the cycle may fluctuate as a result of changes in economic, legal, political and social factors. Since cyclicality is due in large part to the collective actions of insurers, reinsurers and general economic conditions and the occurrence of unpredictable events, we cannot predict the timing or duration of changes in the market cycle. If we fail to manage the cyclical nature of the (re)insurance business, our operating results and financial condition could be materially adversely affected.
A material proportion of our business relies on the assessment and pricing of individual risks by third parties.
We authorize managing general agents, general agents and other producers to write business on our behalf from time to time within underwriting authorities we prescribe. We rely on the underwriting controls of these agents and producers to write business within the underwriting authorities we provide. Although we monitor our underwriting on an ongoing basis, our monitoring efforts may not be adequate and our agents and producers may exceed their underwriting authorities or otherwise breach obligations owed to us. There is also the risk that we may be held responsible for obligations that arise from the acts or omissions of third parties if they are deemed to have acted on our behalf. In addition, our agents, producers, insureds or other third parties may commit fraud or otherwise breach their obligation to us. To the extent that our agents, producers, insureds or other third parties exceed their authorities, commit fraud or otherwise breach obligations owed to us, our operating results and financial condition may be materially adversely affected.
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
Our operating results and financial condition depend on our ability to accurately assess the potential losses associated with the risks that we (re)insure. While we believe that our loss reserves as of December 31, 2018 were adequate, establishing an appropriate level of loss reserves is an inherently uncertain process and requires a considerable amount of judgment. In addition, changes in the level of inflation also result in an increased level of uncertainty in our estimation of loss reserves, particularly for those lines of business that are considered “long-tail,” such as casualty, as they require a relatively long period of time to finalize and settle claims for a given accident year. To the extent actual claims exceed our expectations, we will be required to recognize the less favorable experience immediately which could cause a material increase in our provisions for liabilities and a reduction in our profitability, including operating losses and reduction of capital.
For example, if catastrophic events or other large losses occur, we may fail to adequately estimate our reserve requirements and our actual losses and loss expenses may deviate, perhaps substantially, from our reserve estimates. Reserving for losses in the property and catastrophe markets is inherently complicated in that losses in excess of the attachment level of the policies are characterized by high severity and low frequency, and other factors which could vary significantly as claims are settled. This limits the volume of relevant industry claims experience available from which to reliably predict ultimate losses following a loss event.
Only reserves applicable to losses incurred up to the reporting date may be set aside in our financial statements, with no allowance for future losses. However, there are specific areas of our current reserves which have additional uncertainty associated with them. In property reinsurance, there is uncertainty relating to the ultimate settlement of losses related to Hurricanes Harvey, Irma and Maria that occurred in the third quarter of 2017, the California Wildfires that occurred in the fourth quarter of 2017 and 2018, Typhoon Jebi and Hurricane Florence that occurred in the third quarter of 2018 and Hurricane Michael that occurred in the fourth quarter of 2018. The actual development of losses and expenses versus our estimates creates a high level of uncertainty.
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
While we believe that our earliest accident years are capable of providing us with meaningful actuarial indications, estimates and judgments for new (re)insurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2018. A significant part of our current loss reserves is in respect of incurred but not reported (“IBNR”) reserves. This IBNR reserve is based almost entirely on estimates involving actuarial and statistical projections of our expectations of the ultimate settlement and administration costs. In addition to limited historical information for certain lines of business, we utilize actuarial models as well as historical insurance industry loss development patterns to establish loss reserves. Accordingly, actual claims and claim expenses paid may deviate, perhaps substantially, from the reserve estimates reflected in our financial statements, which could materially adversely affect our financial results.
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
Our operating results depend in part on the performance of our investment portfolio. Our funds are invested by several professional investment management firms in accordance with our investment guidelines. Our investment guidelines stress diversification of risks, preservation of capital and provision of liquidity. For more information on our investment guidelines, refer to “Business — Investments” under Part I, Item 1 above. However, our investments are subject to a variety of financial and capital market risks including, but not limited to, changes in interest rates, credit spreads, equity prices, foreign currency exchange rates, market volatility and risks inherent to particular securities. Prolonged and severe disruptions in the public debt and equity markets, including, among other things, widening of credit spreads, bankruptcies, defaults, and significant ratings downgrades, may cause significant losses in our investment portfolio. Market volatility can make it difficult to value certain securities if their trading becomes infrequent. Depending on market conditions, we could incur substantial additional realized and unrealized investment losses in future periods.
Separately, the occurrence of large claims may force us to liquidate securities at an inopportune time which may cause us to realize capital losses. Large investment losses could decrease our asset base and thereby affect our ability to underwrite new business. Additionally, such losses could have a material adverse impact on our shareholders’ equity, business and financial strength and debt ratings. For the twelve months ended December 31, 2018, our net invested assets generated a total return of $52.2 million before tax.
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

As a global insurance and reinsurance company, we are affected by the monetary policies of the Bank of England, the European Central Bank, the U.S. Federal Reserve Board and other central banks around the world. Since the Financial Crisis of 2007 and 2008 these central banks have taken a number of actions to spur economic activity such as keeping interest rates low and enacting Quantitative Easing. Unconventional monetary policy from the major central banks, and reversal of such policies, and moderate global economic growth remain key uncertainties for markets and our business. In December 2015 the U.S. Federal Reserve raised the Federal Funds Rate for the first time since the Financial Crisis, effectively embarking on a tightening cycle to normalize interest rates which have risen 2.00% from 2015 to 2018. In September 2017, the Federal Reserve announced it will begin to reduce the size of its balance sheet effectively beginning a reversal of Quantitative Easing to normalize the balance sheet whilst maintaining its tightening cycle bias. Other central banks have expressed their intention to pare back unprecedented monetary stimulus by normalizing both their policy rates and balance sheets as economic growth improves.

The U.S. Federal Reserve has raised rates multiple times in 2018 and has signaled more may be expected in 2019. Such actions may have a material impact on the pricing levels of our fixed-income investments. Refer to Note 23 of our consolidated financial statements, “Subsequent Events” for information on the interest rate swaps we executed in January 2019.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies, inflation, domestic and international economic and political conditions and other factors beyond our control. For example, inflation could lead to higher interest rates causing the current unrealized gain position in our fixed maturity portfolio to decrease. As a result of the interest rate environment, we have diversified our investment portfolio by investing in a real estate fund and emerging market debt to enhance the returns on our investment portfolio. However, these assets are riskier in nature and could adversely impact our investment portfolio.

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
We hold, or may in the future purchase, certain investments such as publicly traded equities, high yield bonds, bank loans, emerging market debt, non-agency residential mortgage-backed securities, asset-backed securities, commercial mortgage-backed securities, real estate funds, middle market loans and short term secured products. During the height of the financial crisis, both fixed income and equity markets were more illiquid and volatile than expected. If we require significant amounts of cash on short notice in excess of normal cash requirements, we may have difficulty selling these investments in a timely manner and/or be forced to sell them for less than we otherwise would have been able to realize. If we are forced to sell our assets in unfavorable market conditions, there can be no assurance that we will be able to sell them for the prices at which we have recorded them and we may be forced to sell them at significantly lower prices. As a result of the above factors, our business, financial condition, liquidity or operating results could be adversely affected.
Volatility and uncertainty in general economic conditions and in financial, commodity and mortgage markets could adversely impact our business prospects, operating results, financial position and liquidity.
In recent years, global financial markets have been characterized by volatility and uncertainty. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or make credit harder to obtain. Uncertainties in the financial and commodity markets may also affect our counterparties which could adversely affect their ability to meet their obligations to us. For example, a significant portion of the business sourced by Crop Re Services LLC (“Crop Re”) provides revenue protection to farmers for their expected crop revenues which can be affected by changes in crop prices. Significant losses to our agriculture classes of business could be incurred in the event of a decline in agricultural commodity prices prior to harvest which could, in turn, affect our financial condition or operating results.
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
We provide credit reinsurance to mortgage guaranty insurers and commercial credit insurers. We are exposed to the risk that losses from mortgage insurance materially exceed the net premiums that are received to cover such risks, which may, subject to liability caps, result in operating and economic losses to us. Mortgage insurance underwriting losses that have the potential to exceed our risk appetite are associated with the systemic impacts of severe mortgage defaults, driven by large scale economic downturns and high unemployment. As of December 31, 2018, the majority of our exposure to mortgage-related underwriting risks was in the United States, with a smaller amount of exposure in Australia.
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
We perform reviews of our investments on a quarterly basis to determine whether declines in fair value below the cost basis are considered other-than-temporary impairments in accordance with applicable accounting guidance regarding the recognition and presentation of other-than-temporary impairments. The process of determining whether a security is other-than-temporarily impaired requires judgment and involves analyzing many factors. For additional information regarding this process, see Note 2(c) of our consolidated financial statements, “Basis of Preparation and Significant Accounting Policies —Accounting for Investments, Cash and Cash Equivalents.” Assessing the accuracy of the level of impairments taken, and allowances reflected, in our financial statements is inherently uncertain given the subjective nature of the process. Furthermore, additional impairments may need to be taken or allowances provided in the future with respect to events that may impact specific investments. While historically our other-than-temporary impairments have not been material, historical trends may not be indicative of future impairments or allowances. Thus future material impairments themselves or any error in accurately accounting for them may have a material adverse effect on our financial condition or results of operations.

Our investment portfolio and our credit and political risk underwriting exposures may be materially adversely affected by global climate change regulation and other factors.

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

The U.S. Government nevertheless indicated that it would cease participating in the Paris Agreement on June 1, 2017 (confirmed at the recent G20 meeting of November 30 - December 1, 2018), which may create further uncertainty regarding investment and valuation for both the fossil fuel and renewable sectors. In accordance with the Paris Agreement, the earliest possible effective withdrawal date by the United States from the Paris Agreement cannot be before November 4, 2020.

As a result of the above, energy companies and other companies engaged in the production or storage of fossil fuels may experience unexpected or premature devaluations or write-offs of their fossil fuel reserves. As at December 31, 2018, we had $229.1 million, or 2.96% of our Managed Portfolio, invested in the energy sector. Government policies to slow global climate change by, for example, setting limits on carbon emissions may also have an adverse impact on other sectors, such as utilities, transportation and manufacturing. A material change in the asset value of fossil fuels or the securities of energy companies and companies in these other sectors may therefore materially adversely affect our investment portfolio and our results of operations and financial condition.

We provide credit and political risk insurance to banks and other institutions providing lending to government and private organizations. In some cases the lending relates to private organizations involved in the energy sector or governments or government agencies which are dependent on fossil fuels for their revenue. A material change in the asset value of fossil fuels may therefore materially adversely affect our exposures to credit and political risk.

Our financial condition or operating results may be adversely affected by currency fluctuations that we may not be effective at mitigating.

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

We report our operating results and financial condition in U.S. Dollars. Outside the United States, we predominantly generate revenue and expenses in the local currency. Our U.S. operations earn revenue and incur expenses primarily in U.S. dollars. In our London market operations, we earn revenue in a number of different currencies, but expenses are almost entirely incurred in the British Pound. In addition to the U.S. Dollar and the British Pound, our functional currencies are the Euro, the Swiss Franc, the Australian Dollar, the Canadian Dollar and the Singapore Dollar. The table below gives an approximate analysis of gross written premiums and general, administrative and corporate expenses by currency for the year ended December 31, 2018.

	U.S. Dollars	GBP	Other
Gross Written Premiums	74.4%	8.9%	16.7%
General, Administrative and Corporate Expenses	74.3%	19.2%	6.5%

During the course of 2018, the U.S. Dollar/British Pound exchange rate, our most significant exchange rate exposure, fluctuated from a high of £1:$1.4339 to a low of £1:$1.2487. For the twelve months ended December 31, 2018, 16.7% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2017 — 17.3%). Further, a portion of our loss reserves and investments are also in currencies other than the U.S. Dollar and the British Pound. We may, from time to time, experience losses resulting from fluctuations in the values of these non-U.S./non-British currencies which could adversely affect our results.

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

Following the U.K’s decision to withdraw from the E.U., as further described under “— The United Kingdom’s decision to withdraw from the E.U. could adversely impact our business, results of operations and financial condition” below, the value of the British Pound significantly weakened as compared to the U.S. Dollar. The British Pound continued to be volatile in 2018 and has not returned to the levels experienced before the U.K.’s referendum given the uncertainty regarding the U.K.’s withdrawal agreement or any transitional arrangements. As a result, the U.S. Dollars required to be translated into British Pounds to cover our net sterling expenses has decreased, while our net British Pound assets we hold became less valuable when translated into U.S. Dollars. This risk could have a significant adverse effect on our financial condition, cash flow and results of operations in the future if the British Pound continues to weaken.

From time to time we may hedge part of our operating exposure to exchange rate movements but such mitigating attempts may not be successful. We may use forward exchange contracts to manage some of our foreign currency exposure. However, it is possible that we will not successfully structure those contracts so as to effectively manage these risks, or we may take managing steps that have the unintended effect of increasing the risk if predictions turn out not to be accurate, which could adversely affect our operating results.
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
In addition, bankruptcy, liquidity problems, distressed financial conditions or the general effects of economic recession may increase the risk that policyholders may not pay a part of, or the full amount of, premiums owed to us despite an obligation to do so. The terms of our contracts or local law may not permit us to cancel our insurance even if we have not received payment. If non-payment becomes widespread, whether as a result of bankruptcy, lack of liquidity, adverse economic conditions, operational failure, delay due to litigation, bad faith and fraud or other events, it could have a material adverse impact on our business and operating results.
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
We routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutions. We are exposed to the risk that these counterparties are unable to make payments or provide collateral to a third party when required, or that securities that we own are required to be sold at a loss in order to meet liquidity, collateral or other payment requirements. In addition, our investments in various fixed income securities issued by financial institutions exposes us to credit risk in the event of default by these issuers. With respect to derivatives transactions that require exchange of collateral, due to mark to market movements, our risk may be exacerbated in the event of default by a counterparty. In such an event, we may not receive the collateral due to us from the defaulted counterparty. Refer to Note 23 of our consolidated financial statements, “Subsequent Events” for information on the interest rate swaps we executed in January 2019. Any such losses could materially and adversely affect our business and operating results.
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
In addition, as part of the Effectiveness and Efficiency Program, we may reduce employee headcount and these actions may adversely disrupt operating activities, may negatively affect employee morale and loyalty and may make it more difficult to retain or rehire key personnel. A lower headcount may result in a decrease in gross written premiums across particular insurance and reinsurance lines due to lower production in our accounts.
If we are not successful in developing and executing the Effectiveness and Efficiency Program, we may not be able to achieve targeted expense savings within the expected time frame, which could adversely impact our business, results of operations and financial condition. Our failure to achieve targeted operating enhancements and/or cost reductions could also result in the implementation of additional restructuring related activities, which may be dilutive to our earnings and otherwise materially adversely affect our business, financial condition or results of operations. For more information on the Effectiveness and Efficiency Program, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspen’s Year in Review.”
We operate in a highly competitive environment and substantial new capital inflows into the (re)insurance industry may increase competition.
Insurance and reinsurance markets are highly competitive. We continue to experience increased competition in a number of lines of business which has caused a decline in rate increases or a reduction in rates in such lines. We compete with existing international and regional (re)insurers some of which have greater financial, marketing and management resources than us. We also compete with new market entrants and alternative capital markets, funds and other providers of insurance and alternative reinsurance products such as insurance-linked securities, catastrophe bonds and derivatives. In recent years, hedge funds, pension funds, endowments and investment banks have been increasingly active in the reinsurance market and markets for related risks. Further, we believe new entrants or existing competitors may attempt to replicate all or part of our business model and provide further competition in the markets in which we participate. We generally expect increased competition from a wider range of entrants over time. We have already seen that such new or alternative capital causes reductions in prices of our products and reduces the duration or amplitude of attractive portions of the historical market cycles. Refer to Part I, Item 1, “Business — Competition” above for a discussion of our competitors. Recently, insureds have retained a greater proportion of their risk portfolios than previously, and industrial and commercial companies have increasingly relied on their own subsidiary insurance companies and other mechanisms for funding their risks rather than via risk transferring insurance. We have sought to address this risk by developing our own capital markets capability but there is no guarantee it will succeed.
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
Ratings have become an increasingly important factor in establishing the competitive position of insurance and reinsurance companies. Rating agencies represent independent opinions of the financial strength of insurers and reinsurers and their ability to meet policyholder obligations. These ratings are not an evaluation directed toward the protection of investors or a recommendation to buy, sell or hold our ordinary shares. The ratings of our Operating Subsidiaries are subject to periodic review by, and may be placed on credit watch, revised downward or revoked at the sole discretion of, A.M. Best, Moody’s or S&P. For information on the ratings of our Operating Subsidiaries and the updated reviews from the rating agencies following our announcement of the Merger, refer to Part I, Item 1, “Business — Ratings” above.
If our Operating Subsidiaries’ or Lloyd’s ratings are reduced from their current levels by any of A.M. Best, Moody’s or S&P, our competitive position in the (re)insurance industry might suffer and it may be more difficult for us to market our products, expand our (re)insurance portfolio and renew our existing (re)insurance policies and agreements. A rating downgrade may also require us to establish trusts or post letters of credit for ceding company clients and could trigger provisions allowing some clients to terminate their (re)insurance contracts with us. Some contracts also provide for the return of premium to the ceding client in the event of a rating downgrade. It is increasingly common for our reinsurance contracts to contain such terms. Whether a cedant would exercise any of these rights could depend on various factors, such as the reason for and the extent of such downgrade, the prevailing market conditions and the pricing and availability of replacement reinsurance coverage. A downgrade could result in a substantial loss of business as ceding companies and brokers that place such business move to other reinsurers with higher ratings and therefore such downgrade may materially and adversely impact our business, operating results, liquidity and financial flexibility.
In addition, a downgrade of the financial strength rating of Aspen U.K., Aspen Bermuda or Aspen Specialty by A.M. Best below “B++” would constitute an event of default under our revolving credit facility with Barclays Bank PLC and other lenders. Additionally, the cost and availability of unsecured financing are generally dependent on the borrower’s long-term and short-term debt ratings. A lower rating may lead to higher borrowing costs, thereby adversely impacting our liquidity and financial flexibility and by extension our business, financial condition and results of operations.
For information on the potential risks associated with a downgrade of the financial strength ratings of our Operating Subsidiaries in connection with the Merger, refer to “— A condition of the Merger is the maintenance of financial strength ratings of our Operating Subsidiaries and Highlands may become entitled to terminate the Merger Agreement if we receive a clear indication from A.M. Best or S&P that such agency intends to downgrade the financial strength rating of our Operating Subsidiaries and if Highlands exercises such right it could adversely affect our business, financial condition and results of operations” above.
Any future acquisitions, growth of our operations through the addition of new lines of (re)insurance business, expansion into new geographic regions and/or joint ventures or partnerships may expose us to risks.
As part of our long-term strategy, we have pursued, and may continue to pursue, growth through acquisitions and/or strategic investments in new businesses. We may also decide to sell businesses or enter into strategic ventures with third parties. Further, we may engage in confidential acquisition negotiations that are not publicly announced unless and until those negotiations result in a definitive agreement. Such negotiations would likely require management and key personnel to expend considerable time and effort on the negotiations, which may detract from their ability to run our core business. In addition, an acquisition can be expensive and time consuming. Although considerable funds may be expended in the negotiations phase, an acquisition or disposition, including the Merger, may ultimately not be completed for a variety of reasons.
We have limited experience in identifying quality merger or acquisition candidates, as well as successfully acquiring and integrating their operations. Successful integration depends, among other things, on our ability to effectively integrate acquired businesses or new personnel into our existing risk management techniques, manage any regulatory issues created by our entry into new markets and geographic locations, retain key personnel and obtain personnel required for expanded operations. The failure to integrate successfully or to manage the challenges presented by the integration process, such as in connection with the Merger, may have an adverse effect on our business, financial condition or results of operations. See “Risks Related to the Merger” above.

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

If our competitors join this trend of consolidation, we could also experience more robust competition from larger, better capitalized competitors. The effect of such consolidation and possible increased scale of our competitors may mean that we experience increased pressure on rates, with the prospect that we may choose to write less business overall, and relatively more business at unfavorable rates as a result. Any of the foregoing could adversely affect our business, strategy or our results of operations.
We depend on a few brokers for a large portion of our insurance and reinsurance revenues and the loss of business provided by any one of those brokers could adversely affect us.
We market our insurance and reinsurance products worldwide primarily through insurance and reinsurance brokers. Refer to Part I, Item 1, “Business — Business Distribution” above for our principal brokers by segment. Several of these brokers also have, or may in the future acquire, ownership interests in (re)insurance companies that compete with us, and these brokers may favor their own (re)insurers over other companies. The failure or inability of brokers to market our (re)insurance products successfully or the loss of all or a substantial portion of the business provided by one or more of these brokers could have a material adverse effect on our business.
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
A number of our planned business initiatives involve expanding existing products in targeted markets or developing new products. For example, Aspen Advisors is registered as an investment adviser with the SEC and advises on insurance-linked securities. Through Aspen Capital Markets, our alternative reinsurance division, we have also expanded our participation in the alternative reinsurance market through collateralized reinsurance arrangements. To develop new markets and products, we may need to make substantial capital and operating expenditures, which may adversely affect our results in the near term. In addition, the demand for new markets or products may not meet our expectations. To the extent we are able to expand in new markets or market new products, our risk exposures may change and the data and models we use to manage such exposures may not be as sophisticated as those we use in existing markets or with existing products. This, in turn, could lead to losses in excess of expectations that individually or in the aggregate may materially adversely affect our business, financial condition and results of operations.
We are exposed to risks in connection with our management of alternative reinsurance platforms on behalf of investors in Peregrine, Silverton and in any other entities Aspen Capital Markets manages or could manage in the future.
Those of our subsidiaries that are engaged in the management of alternative reinsurance platforms as part of our Aspen Capital Markets division may owe certain legal duties and obligations to third party investors (including reporting obligations) and are subject to a variety of often complex laws and regulations relating to the management of those structures. Although we continually monitor our policies and procedures to ensure compliance, faulty judgments, simple errors or mistakes, or the failure of our personnel to adhere to established policies and procedures could result in our failure to comply with applicable laws or regulations which could result in significant liabilities, penalties or other losses and significantly harm our business and results of operations.
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
Our future capital requirements depend on many factors, including our ability to write new business successfully, deploy capital into more profitable business lines, identify acquisition opportunities, manage investments and preserve capital in volatile markets, and establish premium rates and reserves at levels sufficient to cover losses. Our operations are subject to significant volatility in capital due to our exposure to potentially significant catastrophic events. We monitor our capital adequacy on an ongoing basis. To the extent our funds are insufficient to fund future operating requirements or cover claims losses, we may need to raise additional funds through corporate finance transactions or curtail our growth and reduce our liabilities. Any such financing, if available at all, may be on terms that are not favorable to us. Our ability to raise any financing is also restricted under the Merger Agreement. Our ability to raise such capital successfully would depend upon the facts and circumstances at the time, including our financial position and operating results, market conditions and applicable regulatory filings and legal issues. If we cannot obtain adequate capital on favorable terms, or obtain it at all, our business, financial condition and operating results could be adversely affected.
Our debt, credit and International Swaps and Derivatives Association (“ISDA”) agreements may limit our financial and operational flexibility, which may affect our financial condition, liquidity and ability to conduct our business.
We have incurred indebtedness and may incur additional indebtedness in the future. Additionally, we have entered into credit facilities with various institutions which provide revolving lines of credit to us and our Operating Subsidiaries and issue letters of credit to our clients in the ordinary course of business. We have also entered into ISDA agreements relating to derivative transactions. Refer to Note 23 of our consolidated financial statements, “Subsequent Events” for information on the interest rate swaps we executed in January 2019. The agreements relating to our debt, credit facilities and our ISDA agreements contain covenants that may limit our ability, among other things, to borrow money, make particular types of investments or other restricted payments, sell assets, merge or consolidate. Some of these agreements also require us to maintain specified ratings and financial ratios, including a minimum net worth covenant. If we fail to comply with these covenants or meet required financial ratios, the lenders or counterparties under these agreements could declare a default and demand immediate repayment of all amounts owed to them. As a result, our business, financial condition and operating results could be adversely affected.
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
Our activities are subject to extensive regulation under the laws and regulations of the U.S., U.K., Bermuda and the E.U. and its member states and the other jurisdictions in which we operate. Our Operating Subsidiaries may not be able to maintain necessary licenses, permits, authorizations or accreditations in territories where we currently engage in business or obtain them in new territories, or may be able to do so only at significant cost. In addition, we may not be able to comply fully with, or obtain appropriate exemptions from, the wide variety of laws and regulations applicable to insurance or reinsurance companies or holding companies. In addition to insurance and financial industry regulations, our activities are also subject to relevant economic and trade sanctions, money laundering regulations, and anti-corruption laws including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, which may increase the costs of regulatory compliance, limit or restrict our ability to do business or engage in certain regulated activities, or subject us to the possibility of regulatory actions, proceedings and fines. Although we have in place systems and controls designed to comply with applicable laws and regulations, there can be no assurance that we, our employees, or our agents acting on our behalf are in full compliance with all applicable laws and regulations or their interpretation by the relevant authorities and given the complex nature of the risks, it may not always be possible for us to ascertain compliance with such laws and regulations. Failure to comply with or to obtain appropriate authorizations and/or exemptions under any applicable laws or regulations, including those referred to above, could subject us to investigations, criminal sanctions or civil remedies, including fines, injunctions, loss of an operating license, reputational consequences, and other sanctions, all of which could have a material adverse effect on our business. Changes in the laws or regulations to which our Operating Subsidiaries are subject could also have a material adverse effect on our business. In addition, in most jurisdictions, government regulatory authorities have the power to interpret or amend applicable laws and regulations, and have discretion to grant, renew or revoke licenses and approvals we need to conduct our activities. Such authorities may require us to incur substantial costs in order to comply with such laws and regulations. Refer to Part I, Item 1, “Business — Regulatory Matters” above for more information.

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
The terms of the U.S. federal multi-peril crop insurance (“MPCI”) program, which is administered by the Risk Management Agency (the “RMA”) of the U.S. Department of Agriculture, may change and adversely impact us. The Agricultural Act of 2014, also known as the 2014 U.S. Farm Bill, was signed into law in February 2014 and fixes the terms of the MPCI program through February 2019. The Agricultural Improvement Act of 2018, which amends the terms of the MPCI program, was passed by the U.S. Senate on December 12, 2018. The RMA periodically reviews and proposes changes to the Standard Reinsurance Agreement (“SRA”) used in connection with the MPCI program. Given that agriculture insurance premiums driven by the MPCI program represent a large portion of the business produced by the portfolio of CGBIC, such changes to the SRA could impact MPCI risk and profitability, and, in turn, adversely affect our financial results through our crop reinsurance business.
Further, recent political initiatives to restrict free trade, end regulatory alignment and close markets, such as the U.K.’s decision to withdraw from the E.U. (“Brexit”) and the Trump administration’s decision to withdraw from the Trans-Pacific partnership, could adversely affect the insurance and reinsurance industry and, in turn, our business. The reinsurance industry is disproportionately impacted by restraints on the free flow of capital and risk because the value it provides depends on our ability to globally diversify risk. Increasing barriers to free trade and the free flow of capital could adversely affect our business strategy or results of operations.
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
Any of our Operating Subsidiaries may be required to hold additional capital in order to meet solvency requirements. Among other matters, Bermuda statutes, regulations and policies of the BMA require Aspen Bermuda to maintain minimum levels of statutory capital, surplus and liquidity to meet solvency standards. The BMA has a risk-based capital adequacy model called the BSCR to assist the BMA both in measuring risk and in determining appropriate levels of capitalization for Aspen Bermuda and the Aspen Group (under the Group Supervision Regime). Further, the BMA requires Class 4 commercial insurers and insurance groups to perform an assessment of their own risk and solvency requirements. The Commercial Insurers / Group Solvency Self-Assessment have the insurer/insurance group determine the capital resources required to achieve its strategic goals, after assessing all reasonably foreseeable material risks arising from its operations or operational environment. These statutes and regulations may restrict our ability to write insurance and reinsurance policies, make certain investments and distribute funds. Refer to Part I, Item 1, “Business — Regulatory Matters — Bermuda Regulation — Group Minimum Solvency Margin and Group Enhanced Capital Requirements” above for more information.
Similarly, under the Solvency II regime, Aspen European and Aspen U.K. are required to provide the PRA with calculations of their solvency position. If they do not meet the solvency requirements this could trigger regulatory intervention by the PRA. Our Syndicate 4711 is also required to provide Lloyd’s with a calculation of the capital requirement for the next year’s syndicate business plan. Lloyd’s review that calculation and can require additional Funds at Lloyd’s to be lodged if they determine that there are issues with such calculation. Refer to Part I, Item 1, “Business — Regulatory Matters — U.K. and E.U. Regulation — Solvency Requirements” above for more information on our solvency requirements.
Aspen U.K. and Aspen European may be affected by the FCA, the PRA and the Bank of England powers over unregulated U.K. parent companies.

The Financial Services Act 2012 created powers for the FCA, the PRA and the Bank of England to impose requirements on U.K. parent companies of certain regulated firms, as referenced in Part I, Item 1, “Business — Regulatory Matters” above. The powers allow the regulators to: (i) direct qualifying parent undertakings to comply with specific requirements; (ii) take enforcement action against qualifying parent undertakings if those directions are breached; and (iii) gather information from qualifying parent undertakings. For example, if an authorized firm is in crisis, the powers may allow a regulator to direct a parent company to provide that firm with capital or liquidity necessary to improve the position of the firm. The definition of “qualifying parent undertakings” could allow the regulators to exercise these powers against an intermediate U.K. parent company of an insurer that is not at the head of the ownership chain. Aspen European, as an English-registered intermediate parent company of Aspen U.K., could potentially be subject to these powers and there can be no assurance as to the impact of such powers on our results of operations and/or financial condition.
The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses.
The E.U. directive known as Solvency II covering the capital adequacy, risk management and regulatory reporting for insurers and reinsurers came into effect on 1 January 2016. Solvency II has established a revised set of E.U.-wide capital requirements, valuation techniques and risk management requirements that replace the minimum requirements in previous E.U. directives. Solvency II presents a number of risks to regulatory compliance, in particular for Aspen U.K. and AMAL. The Solvency II regime also requires an accelerated quarterly close process across the Aspen Group to allow those U.K. entities to meet their regulatory disclosure obligations.
Our approach to compliance is based on our current understanding of the Solvency II requirements and any material changes thereto could have a material adverse effect on our business. Aspen received approval from the PRA to use an agreed Internal Model to calculate its Solvency Capital Requirement (“SCR”) for Aspen U.K. and our European sub-group headed by Aspen European as from January 1, 2016. Aspen U.K. is required to ensure that the Internal Model operates properly on a continuous basis and that it continues to comply with the “Solvency Capital Requirements — Internal Models” provisions as set out in the PRA rulebook and Solvency II Delegated Acts. If Aspen U.K. fails to comply with these requirements, the PRA may impose capital add-ons requiring Aspen U.K. to hold more capital than the regulatory requirement calculated by its Internal Model. Failure to comply could result in the PRA revoking Aspen U.K.’s approval to use its Internal Model which, in turn, would require Aspen U.K. to calculate its regulatory capital in accordance with the PRA’s standard formula approach. Implementing the PRA’s standard formula approach would likely increase Aspen U.K.’s capital requirement and may adversely impact our operating results and financial conditions.
The European Commission deemed the regulatory regime in Bermuda to be “equivalent” to Solvency II with effect from January 1, 2016. With effect from October 12, 2016, Aspen European and Aspen U.K. have been granted a five year waiver from group supervision requirements being applied to the European sub-group due to Aspen Bermuda being subject to equivalent group supervision.

Although Solvency II is now in force, uncertainty remains as to how the Solvency II regime will be enforced or amended and the effectiveness of the coordination and cooperation of information sharing among supervisory bodies and regulators, such as the PRA, with the BMA as group supervisor or the effect, if any, these developments may have on the Aspen Group’s operations and financial condition. This uncertainty has increased as a result of the unpredictable consequences of Brexit. The U.K. may agree with the E.U. a process by which its future Solvency II regime can be determined as equivalent with that of the remaining E.U. members in order to limit market disruption in a post-Brexit environment.
The activities of any of our insurance subsidiaries may be subject to review by insurance regulators of differing jurisdictions which may impose greater burdens than anticipated.
The activities of our Operating Subsidiaries may be subject to review by regulators where different supervisory expectations may exist. For example, Aspen U.K. is authorized to do business in the United Kingdom and has permission to conduct business in Canada, Switzerland, Australia, Singapore, Ireland, all other EEA states and certain Latin American countries. In addition, both Aspen U.K. and AMAL are eligible to write surplus lines business in 50 U.S. States, the District of Columbia, Puerto Rico and the U.S. Virgin Islands, as alien surplus lines insurers. We can give no assurance, however, that insurance regulators in the United States, Bermuda or elsewhere will not review the activities of Aspen U.K. and AMAL and assess that they are subject to such jurisdiction’s licensing or other requirements. As a result, both Aspen U.K and AMAL were subject to mandatory 2018 data calls under the 2015 TRIA Reauthorization propounded by the U.S. Federal Insurance Office and the NAIC.
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
In addition, Aspen U.K. and Aspen Bermuda are currently affected by U.S. “credit for reinsurance” requirements in connection with their reinsurance of risks of U.S. cedants. Historically state insurance laws have required, alien, non-admitted reinsurers, such as Aspen U.K. and Aspen Bermuda, to fully collateralize their reinsurance obligations to U.S. cedants. As a result, Aspen U.K. and Aspen Bermuda have each established a multi-beneficiary U.S. trust fund for the benefit of their U.S. cedants, enabling such cedants to satisfy U.S. credit for reinsurance requirements. Unless otherwise subject to reduction, such U.S. trust funds must hold funds equal to 100% of the reinsurer’s reinsurance obligations to U.S. cedants.
In 2011, the NAIC amended its credit for reinsurance model law to permit non-U.S. reinsurers to post reduced reinsurance collateral in certain circumstances. A majority of states, including Texas, North Dakota, New York, Florida and California, have incorporated these changes into their state laws and regulations and therefore provide that if an alien, non-admitted reinsurer satisfies certain requirements, including rating and financial requirements, and is domiciled in a qualifying U.S. jurisdiction, it may post reinsurance collateral in an amount lower than 100% of the reinsurer’s obligations. Many non-U.S. reinsurers have applied for and received approval for reduced collateral in applicable states. Aspen Bermuda has received approval for reduced collateral in North Dakota, Florida and New York. Texas enacted a reduced credit for reinsurance statute effective January 1, 2018 and adopted enabling regulations effective June 19, 2018. Aspen Bermuda may file an application for reduced collateral in Texas. As a result, Aspen Bermuda could be subject to increased regulatory review by the regulators in such states.
On January 13, 2017, the U.S. federal authorities and their E.U. counterparts announced the successful completion of their negotiations of a covered agreement, which was signed on September 22, 2017. In terms of reinsurance, the covered agreement eliminates collateral and local presence requirements for E.U. and U.S. reinsurers operating in each other’s markets. In connection with an alien reinsurer’s assumption of insurance business from a U.S. cedant, the covered agreement gives the U.S. states five years from the execution of the covered agreement to remove the existing reinsurance collateral requirements for such alien, non-admitted reinsurers domiciled in the E.U. (such as Aspen U.K.) that meet certain standards. These standards include, among others, minimum capital and solvency ratios, confirmation of financial condition by the reinsurer’s domestic regulator and claims payment standards. If U.S. states do not remove such reinsurance collateral requirements, the states’ credit for reinsurance laws will face federal pre-emption determinations.
The NAIC is working on proposed amendments to the Amended Credit for Reinsurance Model Act and Model Regulation in order to satisfy the substantive and timing requirements of the covered agreement. In addition to removing the reinsurance collateral obligations for E.U. reinsurers as required by the covered agreement, the proposed NAIC amendments would also provide a means by which reinsurers domiciled in other qualifying non-U.S. jurisdictions as well as reinsurers domiciled in qualifying states can achieve equivalent reinsurance collateral status for reinsurance contracts with U.S. insurers. Additionally, on December 12, 2018, the U.S. federal authorities announced that they plan to enter into a covered agreement with the U.K., which will extend the benefits of the U.S./E.U. covered agreement to the U.K. after Brexit. For more detail on the U.S./E.U. covered agreement, refer to Part I, Item 1, “Business — Regulatory Matters” above. There is no guarantee, however, that cedants will be willing to accept reduced collateral pursuant to the covered agreement and NAIC requirements. In addition, to the extent we require liquid assets to meet certain cash obligations, the collateral requirements of Aspen U.K. and Aspen Bermuda’s multi-beneficiary U.S. trust fund could adversely impact our liquidity position
Changes to the Bermuda regulatory system, including changes to its Group Supervisory regime, could have a material adverse effect on our business.
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
Syndicate 4711 may also be affected by a number of other changes in Lloyd’s regulation, such as changes to the process for the release of profits and new member compliance requirements. The ability of Lloyd’s syndicates to trade in certain classes of business at current levels may be dependent on the maintenance by Lloyd’s of a satisfactory credit rating issued by an accredited rating agency. At present, the financial security of the Lloyd’s market is regularly assessed by three independent rating agencies, A.M. Best, S&P and Fitch Ratings. Refer to “Credit Risks — Our Operating Subsidiaries are rated, and our Lloyd’s business benefits from a rating by one or more of A.M. Best, S&P and Moody’s, and a decline in any of these ratings could adversely affect our standing among brokers and customers and cause our premiums and earnings to decrease and limit our ability to pay dividends on our ordinary shares” above.
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
State insurance holding company laws also require prior notice and state insurance department approval of certain transactions between a U.S. insurer and any affiliate as well as changes in control of an insurer or its holding company. Any purchaser of 10% or more of the outstanding voting securities of an insurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file applications with the North Dakota and Texas insurance departments for regulatory approvals for such acquisition and obtain prior approvals from such departments.
Recent changes in state insurance laws address a number of standards that affect insurance holding company systems, including corporate governance, group-wide supervision, own risk and solvency assessments, accounting for group-wide risks in risk-based capital calculations, cybersecurity matters and imposition of additional disclosure obligations. New U.S. laws and regulations or changes to existing laws and regulations or the interpretation of these laws and regulations could have a material adverse effect on our business or operating results.
In addition, the U.S. Congress has enacted legislation providing a greater role for the federal government in the regulation of insurance. For example, the Dodd-Frank Act established a Federal Insurance Office (“FIO”) within the U.S. Department of Treasury Department to collect data on the insurance industry, recommend changes to the state system of insurance regulation and pre-empt certain state insurance laws. One permitted area of federal involvement is the negotiation of “covered agreements” with foreign jurisdiction which would have the effect of pre-empting state law. For more information on the covered agreement between the U.S. and the E.U., refer to Part I, Item 1, “Business — Regulatory Matters — U.S. Regulation — Operations of Aspen U.K. and Aspen Bermuda.” The Dodd-Frank Act also authorized the creation of the Financial Stability Oversight Council (“FSOC”), a financial regulatory organization chaired by the U.S. Secretary of the Treasury. FSOC has the authority to determine that non-bank financial institutions such as insurance companies are systemically significant and therefore subject to prudential supervision by the Board of Governors of the Federal Reserve. There are currently no such non-bank financial institutions designated by FSOC as systemically significant. While we have received no notice from FSOC regarding a proposed determination of systemic importance, additional laws and regulation adopted in the future or changes in existing laws and regulations could impose significant burdens on us, impact the ways in which we conduct our business, increase compliance costs, duplicate state regulation and/or could result in a competitive disadvantage.
Despite the above, President Trump has expressed the goal of dismantling or rolling back the Dodd-Frank Act, which may present regulatory risks to our businesses. On May 24, 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (“Economic Growth Act”), which includes provisions meant to roll back certain banking regulations contained in the Dodd-Frank Act. Section 211 of the Economic Growth Act directs the Director of FIO and the Board of Governors of the Federal Reserve to (i) support increasing transparency at any global insurance or international standard setting regulatory or supervisory forum in which they participate, including by advocating for greater public access to IAIS meetings; and (ii) to achieve consensus positions with the states through the NAIC prior to taking a position with respect to an insurance proposal by a global insurance regulatory or supervisory forum. President Trump issued a signing statement with the Economic Growth Act signaling that the executive branch bodies may not achieve consensus positions with the states through the NAIC prior to taking a position on international insurance proposals. Thus, the Economic Growth Act may have a material effect on our business operations in the U.S. or elsewhere.
Changes in U.S. state insurance legislation and insurance department regulation may impact liabilities assumed by our business.
Aspen Specialty, AAIC, Aspen U.K. and various affiliates are subject to periodic changes in U.S. state insurance legislation and insurance department regulation which may materially affect the liabilities assumed by the companies in such states. For example, as a result of natural disasters or emergency orders, related regulations may be periodically issued or enacted by individual states. This may impact the cancellation or non-renewal of property policies issued in those states for an extended period of time, increasing the potential liability to us on such extended policies. Failure to adhere to these regulations could result in the imposition of fines, fees, penalties and loss of approval to write business in such states. Further, certain states with catastrophe exposures (e.g., California earthquakes and wildfires, Florida hurricanes) have opted to establish state-run, state-owned reinsurers that compete with us and therefore reduce the amount of business available to us.

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
The formal process of the U.K. leaving the E.U. commenced on March 29, 2017 when the Prime Minister of the U.K. notified the European Council under Article 50 of the Treaty on the European Union (“Article 50”) of the U.K.’s intention to leave. The U.K. will remain a member state of the E.U. until it negotiates and reaches an agreement in relation to the withdrawal from the E.U. or, if earlier, upon the expiration of a two year period following the Article 50 notification (i.e. on March 29, 2019). In November 2018, the U.K. and E.U. announced agreement on a draft text of a withdrawal agreement, which would include the application of transitional provisions under which E.U. law would broadly remain in force in the U.K. until the end of December 2020. However, there is uncertainty as to whether the withdrawal agreement, which is subject to approval of the U.K. Parliament, will actually be entered. In the absence of such an agreement there would be no transitional provisions and a “hard” Brexit would occur on March 29, 2019, unless the U.K. Government were to revoke its Article 50 notice or if the two year period were to be extended.
The uncertainty surrounding the implementation and effect of Brexit, the terms and conditions of such exit, the legal and regulatory framework that would apply to the U.K. and its relationship with the remaining members of the E.U. (including in relation to trade and services) during a withdrawal process and after Brexit is effected has caused, and is likely to cause, increased economic volatility and market uncertainty globally, in particular volatility of currency exchange rates, interest rates and credit spreads. It has already led, and may continue to lead, to disruptions for the European and global financial markets, such as the decrease in the value of the British Pound and of market values of listed E.U. companies, in particular from the financial services and insurance sector, and the downgrade of the credit ratings for the U.K. by Standard & Poor’s, Moody’s and Fitch (all with negative outlook). For more information on the effect of a credit rating downgrade, refer to “Market and Liquidity Risks — A downgrade of U.S. or non-U.S. government securities by credit rating agencies could adversely impact the value of such securities in our investment portfolio and create uncertainty in the market generally” above. As well as short-term issues, the long-term effect of Brexit on the value of our investment portfolio at this time is uncertain, and such volatility and uncertainty will likely continue as negotiations progress to determine the future terms of the U.K.’s relationship with the E.U.
Brexit could lead to potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate. We may have to review our underwriting platforms and incur additional regulatory costs as a result. Aspen U.K. may lose its EEA financial services passport which provides it the license to operate across borders within the single EEA market without obtaining local regulatory approval where insurers and cedants are located. For example, Aspen’s Lloyd’s operations are subject to the continued ability of Lloyd’s to operate a subsidiary in Brussels, Belgium to write Lloyd’s businesses would seek access to the single market following Brexit. Operational and capital requirements relating thereto might result in increased costs or Funds at Lloyd’s and might not provide the same access to markets that Aspen currently requires to conduct business in the EEA. In addition, depending on the terms of Brexit, the U.K.’s regulatory regime in terms of Solvency II regulation and governance could also diverge and no longer be equivalent. For more information, refer to “Regulatory Risks — The E.U. Directive on Solvency II may affect the way in which Aspen U.K. and AMAL manage their businesses” above.
Depending on the terms of Brexit or if there is a “hard” Brexit, the U.K. could also lose access to the single E.U. market and to the global trade deals negotiated by the E.U. on behalf of its members. Such a decline in trade could affect the attractiveness of the U.K. as a global investment center and, as a result, could have a detrimental impact on U.K. growth. Although we have an international customer base, we could be adversely affected by reduced growth and greater volatility in the U.K. economy.
Changes to U.K. immigration policy could likewise occur as a result of Brexit, including by restricting the free travel of employees from and to the U.K. Although the U.K. will likely seek to retain its diverse pool of talent, London’s role as a global center for specialty (re)insurance business may decline, particularly if financial services entities shift their headquarters to the E.U. and the E.U. financial services passport is not maintained.
There is also some concern that the result of the Brexit referendum could encourage other countries to conduct their own referenda on their continuing relationship with and participation in the E.U. This could possibly lead to exits by other E.U. members, which could draw out the current levels volatility and uncertainty being felt within the E.U. market. Any of the above effects of Brexit, and others which cannot be anticipated, could adversely affect our business, results of operations and financial condition.

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
We also rely substantially upon the services of our senior management team. Although we have employment agreements with all members of our senior management team, if we were to unexpectedly lose the services of one or more of our senior management team or other key personnel, our business or ratings could be adversely affected. For example, an unplanned change in our senior management team could cause a risk of disruption to our business including, but not limited to, our underwriting, claims handling, reserving and financial reporting functions. We do not currently maintain key-man life insurance policies with respect to any of our employees.
Changes in employment laws, taxation and acceptable compensation practice may limit our ability to attract senior employees to our current operating platforms.
Our business and operations are, by their nature, international and we compete for senior employees on a global basis. Changes in local employment legislation, taxation and the approach of regulatory bodies to compensation practice within our operating jurisdictions may impact our ability to recruit or retain senior employees or the cost to us of doing so. For example, in the United Kingdom the Senior Insurance Managers Regime (“SIMR”) extends the scope of regulatory pre-approval requirements for senior managers to more functions covered and to non-U.K. senior managers with the ability to influence U.K. companies. As well as the regulatory pre-approval for those senior insurance managers, there are evolving individual regulatory accountability requirements and sanctions and requirements in relation to their remuneration. Any failure to retain senior employees may adversely affect the strategic growth of our business and our operating results.
Our business is subject to risks related to litigation.
We may be subject to a variety of legal actions relating to our current and past business operations including, but not limited to, disputes over coverage or claims adjudication, including claims alleging that we have acted in bad faith in the administration of claims by our policyholders, disputes with our agents, producers or network providers over compensation and termination of contracts and related claims, disputes relating to certain business acquired or disposed of by us and disputes with former employees. We cannot determine with any certainty what new theories of recovery may evolve or what their impact may be on our business. Multi-party or class action claims may present additional exposure to substantial economic, non-economic or punitive damage awards. The loss of even one of these claims, if it results in a significant damage award or a judicial ruling that was otherwise detrimental, could create a precedent in the industry that affects a great many future or unrelated claims and so could have a material adverse effect on our operating results and financial condition. There is potential risk of increased litigation as a result of employees raising disputes or grievances in relation to Aspen’s Efficiency and Effectiveness Program.

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
Our operations rely on the secure processing, storage, and transmission of confidential and other information and assets, including in our computer systems and networks. Our business, including our ability to adequately price products and services, establish reserves, provide an effective and secure service to our customers, value our investments and report our financial results in a timely and accurate manner, depends significantly on the integrity, availability and timeliness of the data we maintain, as well as the data and assets held through third party outsourcers, service providers and systems. Cybersecurity and technology threats can include phishing scams, account takeovers, introductions of malware, attempts at electronic break-ins, and the computerized submission of fraudulent and/or duplicative payment requests. Any such breaches or interference (including attempted breaches or interference) by third parties or by insiders that may occur in the future could have a material adverse impact on our business, reputation, financial condition or results of operations.
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
We outsource certain technology and business process functions to third parties including offshore and cloud service providers and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, third party providers do not perform as anticipated or we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and loss of business. Our outsourcing of certain technology and business processes functions to third parties may expose us to enhanced risks related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers may be impacted by cultural differences, political instability, unanticipated regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.
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
On May 25, 2018, the European General Data Protection Regulation (the “GDPR”) became directly applicable in all E.U. member states replacing the Data Protection Directive (95/46/EC). We are subject to the GDPR when offering goods and services to E.U. based data subjects (regardless of whether involving our E.U. based subsidiary or operations). The GDPR sets out a number of requirements that must be complied with when handling the personal data of such E.U. based data subjects including: the obligation to appoint data protection officers where appropriate; new rights for individuals to be “forgotten” and rights to data portability; the principal of accountability and the obligations to report data breaches. The GDPR also retained and added to some existing requirements, including restrictions on transfers outside the EEA and the requirement to include specific data protection provisions in agreements with data processors. These laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, the legislation introduced by each E.U. member state to implement the GDPR are not fully harmonized as the GDPR allows national variations in certain areas. We continue to monitor compliance with all relevant E.U. member states’ laws and regulations, including where permitted derogations from the GDPR are introduced.
The introduction of the GDPR, and the resultant changes in E.U. member states’ national laws and regulations, increased our compliance obligations and triggered an update of our policies and processes relating to our collection and use of data. There is a risk that these compliance obligations could increase, further leading to an increase in compliance costs which may have an adverse impact on our business, financial condition or results of operations.
If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, sanctions for non-compliance with the GDPR could result in a penalty of up to the higher of (a) €20 million; and (b) 4% of a firm’s global annual revenue for the preceding financial year for certain infringements, such as unlawful data transfer outside of the EEA. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition or results of operations.
Our internal controls over financial reporting may have gaps or other deficiencies.
Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. However, our internal controls over financial reporting may have gaps or other deficiencies and there is no guarantee that significant deficiencies or material weaknesses in internal controls may not occur in the future. Any such gaps or deficiencies may require significant resources to remediate and may also expose us to litigation, regulatory fines or penalties, or other losses. Inadequate process design or a failure in operating effectiveness could result in a material misstatement of our financial statements due to, but not limited to, poorly designed systems, changes in end-user computing, poorly designed IT reports, ineffective oversight of outsourced processes, failure to perform relevant management reviews, accounting errors or duplicate payments, any of which could result in a restatement of financial accounts.
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
Risks Related to Our Securities
Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure.
We are a holding company and, as such, we do not expect to have any significant operations or assets other than our ownership of the shares of our subsidiaries, including our Operating Subsidiaries. Dividends and other permitted distributions and loans from our Operating Subsidiaries are expected to be our sole source of funds to meet ongoing cash requirements, including our debt service payments and other expenses, and dividend payments, to our preference and ordinary shareholders, as appropriate. Our Operating Subsidiaries are subject to capital, regulatory and other requirements that inform their ability to declare and pay dividends and make loans to other Aspen Group companies. In line with common market practice for regulated institutions, the PRA, the regulatory agency which oversees the prudential regulation of insurance companies in the U.K. such as Aspen U.K., previously requested that it be afforded the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s subsequent capital position are within Aspen U.K.’s board-approved solvency capital risk appetite. Refer to Part I, Item 1, “Business — Regulatory Matters — Bermuda Regulation — Restrictions on Dividends, Distributions and Reduction of Capital,” “Business — Regulatory Matters — U.K. and E.U. Regulation — Restrictions on Dividend Payments,” and “Business — Regulatory Matters — U.S. Regulation — State Dividend Limitations” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” in Part II, Item 7 below for more information on our ability to pay dividends. These and other requirements may mean that our Operating Subsidiaries are unable to pay sufficient dividends to enable us to meet our ongoing cash requirements, which could materially adversely affect our liquidity or financial condition.
Certain regulatory and other constraints may limit our ability to pay dividends on our securities.
We are subject to Bermuda regulatory constraints that affect our ability to pay dividends on our ordinary shares and make other distributions on our Preference Shares (as defined below). Under the Companies Act, we may declare or pay a dividend or distribution out of contributed surplus only if we have reasonable grounds to believe that we are, and would after the payment be, able to meet our liabilities as they become due or if the realizable value of our assets would thereby not be less than our liabilities. Refer to Part I, Item 1, “Business — Regulatory Matters”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity” and Note 15 of our consolidated financial statements, “Statutory Requirements and Dividends Restrictions” for more information on our ability to pay dividends.
The Merger Agreement restricts the payment of dividends on our ordinary shares.
The Merger Agreement restricts us from declaring or paying any dividends on ordinary shares, including our regular quarterly dividend (other than the quarterly dividends on our ordinary shares that were declared and publicly announced prior to the date of the Merger Agreement).

There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares without regard to corresponding ownership.
In general, and except as provided below, shareholders have one vote for each ordinary share held by them and are entitled to vote at all meetings of shareholders. However, if, and so long as, the ordinary shares of a shareholder are treated as “controlled shares” (as determined under section 958 of the Internal Revenue Code of 1986, as amended (the “Code”)) of any U.S. Person (as defined below) and such controlled shares constitute 9.5% or more of the votes conferred by our issued shares, the voting rights with respect to the controlled shares of such U.S. Person (a “9.5% U.S. Shareholder”) shall be limited, in the aggregate, to a voting power of less than 9.5%, under a formula specified in our bye-laws. The formula is applied repeatedly until the voting power of all 9.5% U.S. Shareholders has been reduced to less than 9.5%. This provision was intended to mitigate the risk that Aspen Holdings or any of our non-U.S. subsidiaries would be characterized as a “controlled foreign corporation” for U.S. federal income tax purposes. As described below however, this provision will not mitigate this risk based on a recent legislative change. Refer to “Risks Related to Taxation — Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules” below for more information.
In addition, the Board may limit a shareholder’s voting rights (including appointment rights, if any, granted to holders of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares, each with a liquidation preference of $25 per share (collectively, the “Preference Shares”)) where it deems it appropriate to do so to (i) avoid the existence of any 9.5% U.S. Shareholder, and (ii) avoid certain material adverse tax, legal or regulatory consequences to us or any holder of our shares or its affiliates. “Controlled shares” includes, among other things, all shares of the Company that such U.S. Person is deemed to own directly, indirectly or constructively (within the meaning of section 958 of the Code). As of December 31, 2018, there were 59,743,156 ordinary shares outstanding of which 5,675,600 ordinary shares would constitute 9.5% of the votes conferred by our issued and outstanding shares.
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
Under these provisions, certain shareholders may have their voting rights limited to less than one vote per share, while other shareholders may have voting rights in excess of one vote per share. Refer to Part II, Item 5, “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchaser of Equity Securities — Bye-Laws.” Moreover, these provisions could have the effect of reducing the votes of certain shareholders who would not otherwise be subject to the 9.5% limitation by virtue of their direct share ownership.
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
Our bye-laws contain provisions that may entrench directors and make it more difficult for shareholders to replace directors even if shareholders consider it beneficial to do so. These provisions could delay or prevent a change of control that shareholders might consider favorable. For example, these provisions may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover. Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts perceived as beneficial in the future.
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

•
if the ordinary shares of any U.S. Person constitute 9.5% or more of the votes conferred by the issued shares of Aspen Holdings, the voting rights with respect to the controlled shares of such U.S. Person shall be limited, in the aggregate, to a voting power of less than 9.5%, refer to “— There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares without regard to corresponding ownership” above.

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
Our Preference Shares rank senior to our ordinary shares with respect to the payment of dividends. As a result, unless the full dividends for the most recently ended dividend period on all outstanding Preference Shares have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside), we cannot declare or pay a dividend on our ordinary shares. Under the terms of our Preference Shares, these restrictions will continue until full dividends on all outstanding Preference Shares for four consecutive dividend periods have been declared and paid (or declared and a sum sufficient for the payment thereof has been set aside for payment). Refer to Part II, Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Description of our Preference Shares” below for more information on our Preference Shares.
Our ordinary shares rank junior to our Preference Shares in the event of a liquidation, winding up or dissolution of the Company.
In the event of a liquidation, winding up or dissolution of the Company, our ordinary shares rank junior to our Preference Shares. In such an event, there may not be sufficient assets remaining after payments to holders of our Preference Shares to ensure payments to holders of ordinary shares. Refer to Part II, Item 5 “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities — Description of our Preference Shares” below for more information on our Preference Shares.
U.S. persons who own our securities may have more difficulty in protecting their interests than U.S. persons who are shareholders of a U.S. corporation.
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
Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Class actions and derivative actions are typically not available to shareholders under Bermuda law. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal, or would result in the violation of the company’s memorandum of association or bye-laws. Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than that which actually approved it. When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws and as permitted by Bermuda law, each shareholder has waived any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of holders of our securities and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in U.S. jurisdictions, particularly the State of Delaware.
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
We intend to manage the business of Aspen Holdings and its non-U.S. subsidiaries so that none of these companies (other than AUL) should be subject to U.S. corporate income tax because none of these companies should be treated as engaged in a trade or business within the United States (other than Aspen U.K. and APJ Jersey with respect to the business produced pursuant to the binding authorities granted to certain subsidiaries incorporated in the United States). However, U.S. excise tax on premium income attributable to U.S. risks, U.S. Base Erosion and Anti-abuse Tax (“BEAT”) on premium ceded from U.S. subsidiaries to non-U.S. related parties, U.S. withholding tax on certain U.S. source investment income, and U.S. corporate income and additional branch profits tax on the profits attributable to the business of Aspen U.K. produced pursuant to the above described binding authority agreements, and profits attributable to APJ Jersey reflecting the recent expansion of its business into the Latin American market may apply. However, because there is considerable uncertainty as to the activities which constitute being engaged in a trade or business within the United States, we cannot be certain that the U.S. Internal Revenue Service (“IRS”) will not contend successfully that some or all of Aspen Holdings or its non-U.S. subsidiaries (other than AUL) is/are engaged in a trade or business in the United States based on activities in addition to the binding authorities discussed above.
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
Each of us, other than the U.K. Subsidiaries and APJ Jersey, currently intends to operate in such a manner that none of us (other than the U.K. Subsidiaries and APJ Jersey) carries on a trade through a permanent establishment in the U.K. Nevertheless, because neither case law nor U.K. statute completely defines the activities that constitute trading in the U.K. through a permanent establishment, Her Majesty’s Revenue and Customs (“HMRC”) might contend successfully that any of us (other than the U.K. Subsidiaries and APJ Jersey) are trading in the U.K. through a permanent establishment.

The U.K. has no income tax treaty with Bermuda. There are circumstances in which companies that are neither resident in the U.K. nor entitled to the protection afforded by a double tax treaty between the U.K. and the jurisdiction in which they are resident may be exposed to income tax in the U.K. (other than by deduction or withholding) on the profits of a trade carried on there, even if that trade is not carried on through a permanent establishment. However, each of us intends to operate in such a manner that none of us falls within the charge to income tax in the U.K. (other than by deduction or withholding).
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
The Organization for Economic Co-operation and Development (“OECD”) published its final reports on Base Erosion and Profit Shifting (“BEPS Reports”) in October 2015, containing recommendations on measures to coordinate multilateral action on international tax rules. Recommended actions include ensuring that transfer pricing outcomes are in line with value creation (noting that the current rules may facilitate the transfer of risks or capital away from countries where the economic activity takes place), neutralizing the effect of hybrid financial instruments and entities and limiting the deductibility of interest payments for tax purposes.
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
The U.K. diverted profits tax (“DPT”) is separate from U.K. corporation tax and is charged at a higher rate of 25%. It is an anti-avoidance measure aimed at protecting the U.K. tax base against the artificial diversion of profits that are being earned by activities carried out in the U.K. but which are not otherwise being taxed in the U.K., in particular as a result of arrangements amongst companies in the same multinational group.  The U.K.’s network of double tax treaties does not offer protection from a DPT charge. In the event that the rules apply to certain arrangements, then upfront payment of HMRC’s estimate of the deemed tax liability may be required. If any of our U.K. or non-U.K. companies is liable for DPT as a result of intra-group arrangements, this could have a material adverse effect on our results.

The U.K. Criminal Finances Act, which came into force on September 30, 2017, created a new corporate criminal offense of failure to prevent facilitation of tax evasion.  A company (wherever incorporated) will be guilty (on a strict liability basis) if a person performing services for or on behalf of that company (whether as an employee, agent or in any other capacity), facilitates the commission by another person of a U.K. tax evasion offense, or, in certain circumstances, a tax evasion offense under any non-U.K. law, unless the company can prove that it had reasonable prevention procedures in place. Should any Aspen Group entities be held criminally liable under this legislation, this may have a material impact on our results.
The Australian Government announced a new diverted profits tax which applies to tax years beginning on or after July 1, 2017. The diverted profits tax is set at 40% and is modeled on the U.K.’s DPT. If Aspen U.K.’s Australian branch is deemed liable for Australian DPT as a result of intra-group arrangements, this could have a material adverse effect on our results in future years.
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

The BEPS Reports included a recommendation that groups should be required to report details of their operations and intra-group transactions in each jurisdiction, known as country by country reporting (“CBCR”). The U.K. has implemented these recommendations with effect from January 1, 2016. Many non-OECD countries are still considering the implications of the proposals. It is possible that our approach to transfer pricing may become subject to greater scrutiny from the tax authorities in the jurisdictions in which we operate, which may lead to transfer pricing audits in the future. Any transfer pricing adjustment could adversely impact the tax charge suffered by the relevant entities of the Aspen Group.

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
The CRS has been introduced as an initiative by the OECD and is imposed by its member countries, including those within the E.U. through the E.U. Directive on Administrative Co-operation. Similar to the U.S. Foreign Account Tax Compliance Act, the CRS requires financial institutions which are subject to the rules to report certain information in respect of financial account holders. We intend to operate in compliance with the CRS. Any inadvertent failure to do so may have an adverse effect on our business and operating results.
Recent and future changes in U.S. federal income tax law or the manner in which it is interpreted could materially adversely affect the non-U.S. insurance industry and our results of operations.

The Tax Cuts and Jobs Act (the “2017 Act”) was passed by the U.S. Congress and was signed into law on December 22, 2017, with certain provisions intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections and United States persons investing in such companies.  For example, the 2017 Act includes BEAT that could make affiliate reinsurance between United States and non-U.S. members of the Aspen Group economically unfeasible. As discussed in more detail below, the 2017 Act also revises the rules applicable to passive foreign investment companies (“PFICs”) and controlled foreign corporations (“CFCs”).  Although we are currently unable to predict the ultimate impact of the 2017 Act on our business, shareholders and results of operations, the 2017 Act may increase the tax liability of the U.S. members of the Aspen Group that reinsure with non-U.S. Aspen Group members and may impact the timing and amount of U.S. federal income taxes imposed on certain U.S. shareholders.  Further, it is possible that other legislation could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us. Thus in addition to direct risks, it is possible that over time the BEAT, and the Act generally, may result in increased prices for certain reinsurance or insurance products, which could cause a decrease in demand for these products and services due to limitations on the available resources of our clients or their underlying insureds. This could reduce our access to capital and in that event we could experience a material adverse effect on our business, financial condition and results of operations.

U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the U.S. is a PFIC, or whether U.S. Persons would be required to include in their gross income the “subpart F income” of a CFC or RPII are subject to change, possibly on a retroactive basis. There currently are only recently proposed regulations regarding the application of the PFIC rules to insurance companies, and the regulations regarding RPII have been in proposed form since 1991. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. The Company cannot be certain if, when, or in what form such regulations or pronouncements may be implemented or made, or whether such guidance will have a retroactive effect.

Holders of 10% or more of Aspen Holdings’ shares may be subject to U.S. income taxation under the controlled foreign corporation (“CFC”) rules.
A “10% U.S. Shareholder” (as defined below) of a non-U.S. corporation that is a CFC at any time during a taxable year that owns shares in such non-U.S. corporation directly or indirectly through non-U.S. entities on the last day of the non-U.S. corporation’s taxable year during which it is a CFC must include in its gross income for U.S. federal income tax purposes its pro rata share of the CFC’s “subpart F income” and global low taxed intangible income (“GILTI”) even if the subpart F income or GILTI is not distributed. A “10% U.S. Shareholder” is a U.S. Person (as defined below) that owns (directly, indirectly through non-U.S. entities or “constructively” (as defined below)) at least 10% of the total combined voting power or value of all classes of stock of a non-U.S. corporation. The 2017 Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in our organizational documents described above reducing the voting power of 9.5% U.S. Shareholders will no longer mitigate the potential risk of 10% U.S. Shareholder status. “Subpart F income” of a non-U.S. insurance corporation typically includes “foreign personal holding company income” (such as interest, dividends and other types of passive income), as well as insurance and reinsurance income (including underwriting and investment income), and GILTI is generally business income of the CFC (other than subpart F income and certain other categories of income) reduced by 10% of the adjusted tax basis of the CFC’s depreciable tangible personal property (based on a computation that generally aggregates all of a 10% U.S. Shareholder’s GILTI from its investments in CFCs) that is potentially subject to further reductions depending on the nature of the applicable 10% U.S. Shareholder. A non-U.S. corporation is considered a CFC if “10% U.S. Shareholders” own (directly, indirectly through non-U.S. entities or by attribution by application of the constructive ownership rules of section 958(b) of the Code (i.e., “constructively”)) more than 50% of the total combined voting power of all classes of voting stock of that non-U.S. corporation, or the total value of all stock of that non-U.S. corporation. For the purposes of taking into account insurance income, a CFC also includes a non-U.S. corporation earning insurance income in which more than 25% of the total combined voting power of all classes of stock (or more than 25% of the total value of the stock) is owned by 10% U.S. Shareholders on any day during the taxable year of such corporation, if the gross amount of premiums or other consideration for the reinsurance or the issuing of insurance or annuity contracts (other than certain insurance or reinsurance related to some country risks written by certain insurance companies, not applicable here) exceeds 75% of the gross amount of all premiums or other consideration in respect of all risks.
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
Scope of application of the Foreign Account Tax Compliance Act (“FATCA”) is uncertain.
The FATCA provisions of the Code require withholding agents to withhold 30% of a U.S. dividend interest or other fixed payment made to a Foreign Financial Institution (“FFI”) and will, beginning January 1, 2019, require withholding on gross proceeds from the sale of securities which produce U.S. source interest or dividends, unless the FFI has entered into an agreement with the IRS to report account information for any of the FFI’s U.S. accountholders. Certain entities in the Aspen Group were identified as FFIs and were registered with the IRS ahead of the commencement date. The U.S. Treasury released models for Intergovernmental FATCA Agreements (“IGAs”) with other jurisdictions that will allow FFIs in those jurisdictions to report U.S. accountholder information only to local revenue authorities rather than the IRS. The U.K. / U.S. IGA was signed in September 2012. Non-Publicly Traded Securities Holders may be required to provide any information that we determine necessary to avoid the imposition of such withholding tax in order to allow us to satisfy such obligations. In the event that this withholding tax is imposed, our operating results could be materially adversely affected.
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
We lease office space in Hamilton, Bermuda where we are headquartered. In addition, the Company and its subsidiaries lease office space in the United States, the United Kingdom, Australia, Ireland, Singapore, Switzerland and the United Arab Emirates. We renew and enter into leases in the ordinary course of business as required. We believe our current facilities and the leaseholds with respect thereto are sufficient for us to conduct our operations for the foreseeable future. For more information on our leasing arrangements, refer to Note 19(b) of our consolidated financial statements, “Commitments and Contingent Liabilities — Operating leases.”

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
Market Information
Our ordinary shares began publicly trading on December 4, 2003. Prior to that time, there was no trading market for our ordinary shares. The New York Stock Exchange (“NYSE”) symbol for our ordinary shares is AHL. Pursuant to the Merger Agreement, at the effective time of the Merger, each of our ordinary shares issued and outstanding immediately prior to such time (other than ordinary shares owned by us as treasury shares, owned by any of our subsidiaries or owned by Highlands, Merger Sub or any of their respective subsidiaries, which will be canceled as set forth in the Merger Agreement) will be automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes. For further details, refer to Part I, Item 1, “Business — Business Combination.”
The following table sets forth the high and low sales prices per share of our ordinary shares as reported in composite NYSE trading and the dividends paid per ordinary share for the periods indicated:

	Price Range of Ordinary Shares		Dividends Paid Per Ordinary Share
Period	High	Low

2018
First Quarter	$45.00	$35.05	$0.24
Second Quarter	$45.35	$40.70	$0.24
Third Quarter	$41.80	$36.50	$0.24
Fourth Quarter	$42.08	$41.13	$0.00
2017
First Quarter	$57.70	$52.00	$0.22
Second Quarter	$53.80	$49.60	$0.24
Third Quarter	$51.75	$36.45	$0.24
Fourth Quarter	$43.00	$40.10	$0.24
Number of Holders of Ordinary Shares
As of December 31, 2018, there were 196 holders of record of our ordinary shares, not including beneficial owners of ordinary shares registered in nominee or street name, and there was one holder of record of each of our Preference Shares.
Dividends
The Merger Agreement restricts us from declaring or paying any dividends on our ordinary shares other than the quarterly dividends on our ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement. We are not restricted under the Merger Agreement from declaring or paying periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation. For a summary of the restriction limiting our ability to declare and pay dividends on the our ordinary shares under the Merger Agreement, refer to Part I, Item 1, “Risk Factors — Risks Related to Our Securities — The Merger Agreement restricts the payment of dividends on our ordinary shares.” For further details on the Merger, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspen’s Year In Review.”
In addition, given we are a holding company and have no direct operations, our ability to pay dividends is restricted by the ability of the Operating Subsidiaries to pay us dividends. The ability of the Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. For more information on the regulatory restrictions limiting the ability of our Operating Subsidiaries to declare and pay dividends, refer to Part I, Item 1, “Business — Regulatory Matters,” Item 1A, “Risk Factors — Risks Related to Our Securities — Our ability to pay dividends or to meet ongoing cash requirements may be constrained by our holding company structure” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”

We are also subject to Bermuda regulatory constraints that affects our ability to pay dividends on our ordinary shares and Preference Shares and make other payments. Under the Companies Act, we may declare or pay a dividend or make a distribution out of distributable reserves only if we have reasonable grounds for believing that we are, and would after the payment be, able to pay our liabilities as they become due and if the realizable value of our assets would thereby not be less than our liabilities.
In addition, unless the full dividends for the most recently ended dividend period on all outstanding Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares. Our credit facilities also restrict our ability to pay dividends. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity.”
Purchases of Equity Securities by Issuer and Affiliated Purchasers

We did not repurchase any of our ordinary shares during the three months ended December 31, 2018. As at December 31, 2018, we had $220.0 million remaining under the share repurchase authorization program which expired on February 8, 2019 and was not renewed by the Board of Directors. As set forth in the Merger Agreement, we are restricted from redeeming, purchasing or otherwise acquiring any outstanding ordinary shares unless Highlands consents in writing.
Recent Sales of Unregistered Securities
None.
Securities Authorized For Issuance Under Equity Compensation Plans
Refer to “Equity Compensation Plan Information” contained in Part III, Item 12 below.

Performance Graph
The following performance graph and related information shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and the report shall not be deemed to be incorporated by reference into any prior or subsequent filing by the Company under the Securities Act or the Exchange Act.
The following graph illustrates the cumulative 5-year shareholder return, including reinvestment of dividends, of our ordinary shares compared with such return for the (i) S&P 500 Composite Stock Price Index and (ii) S&P Property & Casualty Industry Group Stock Price Index, in each case measured during the period from December 31, 2013 to December 31, 2018, assuming $100 was invested on December 31, 2013. As depicted in the graph below, the cumulative total return during this period was (i) 11.5% on our ordinary shares, (ii) 35.6% for the S&P 500 Composite Stock Price Index and (iii) 53.3% for the S&P Property & Casualty Industry Group Stock Price Index.
Comparison of 5 Year Cumulative Total Return*
Among Aspen Insurance Holdings Limited, the S&P 500 Composite Stock Price Index and
the S&P 500 Property & Casualty Industry Group Stock Price Index

_______________
*$100 invested on December 31, 2013 in stock or index, including reinvestment of dividends (fiscal year ending December 31)

	12/13	12/14	12/15	12/16	12/17	12/18
Aspen Insurance Holdings Limited	100.00	107.95	121.20	140.62	105.84	111.52
S&P 500	100.00	111.39	110.58	121.13	144.65	135.63
S&P 500 Property & Casualty Insurance	100.00	112.98	121.00	136.83	164.18	153.27
The stock price performance included in the graph above is not necessarily indicative of future stock performance.

Bye-Laws Below is a description of our bye-laws, as amended, as of the date of this report:
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
Generally, the affirmative vote of a majority of the directors present at any meeting at which a quorum is present shall be required to authorize corporate action. Corporate action may also be taken by a unanimous written resolution of the Board without a meeting and with no need to give notice. The quorum necessary for the transaction of business of the Board may be fixed by the Board and, unless so fixed at any other number, shall be a majority of directors in office and in no event less than two directors.
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
These voting cut-back provisions were incorporated into the Company’s bye-laws to seek to mitigate the risk of any U.S. Person that owns our ordinary shares directly or indirectly through non-U.S. entities being characterized as a 10% U.S. Shareholder for U.S. federal income tax purposes. However, the 2017 Act expanded the definition of 10% U.S. Shareholder to include ownership by value (rather than just vote), so provisions in our organizational documents described above reducing the voting power of 9.5% U.S. Shareholders will no longer mitigate the potential risk of 10% U.S. Shareholder status. Our shares may not be as widely dispersed as we believed at December 31, 2017 due to, for example, the application of certain ownership attribution rules, and no assurance may be given that a U.S Person who owns our shares will not be characterized as a 10% U.S. Shareholder, in which case such U.S. Person may be subject to taxation under the CFC rules and may have their votes cut-back as noted above. Refer to Part I, Item 1, “Risk Factors — Risks Related to Our Securities — There are provisions in our charter documents which may reduce or increase the voting rights of our ordinary shares” above.
Shareholder Action.  Except as otherwise required by the Companies Act and our bye-laws, any question proposed for the consideration of the shareholders at any general meeting requires the affirmative vote of a majority of the voting power of votes cast at such meeting (in each case, after taking into account voting power adjustments under our bye-laws). Our bye-laws require that annual general meetings be called by at least twenty-one (21) days’ written notice.
The following actions require approval by the affirmative vote of at least 75% of the voting power of shares entitled to vote at a meeting of shareholders (in each case, after taking into account voting power adjustments under our bye-laws): any amendment to Bye-Laws 13 (first sentence - Modification of Rights); 24 (Transfer of Shares); 49 (Voting); 63, 64, 65 and 66 (Adjustment of Voting Power); 67 (Other Adjustments of Voting Power); 76 (Purchase of Shares); 84 or 85 (Certain Subsidiaries); provided, however, that in the case of any amendments to Bye-Laws 24, 63, 64, 65, 66, 67 or 76, such amendment shall only be subject to this voting requirement if the Board determines in its sole discretion that such amendment could adversely affect any shareholder in any non-de minimis respect.
The discontinuance of the Company out of Bermuda to another jurisdiction shall be approved by the affirmative vote of at least 66% of the voting power of shares entitled to vote at a meeting of shareholders.
On December 10, 2018, holders of the Company’s ordinary shares approved an amendment to Bye-Law 50 (Voting) at the special general meeting of shareholders held on December 10, 2018 to reduce the shareholder vote required to approve a merger or amalgamation with, or a sale, lease or transfer of all or substantially all of the assets of the Company to, a third party from the affirmative vote of at least 66% of the voting power of the shares entitled to vote at a meeting of the shareholders to a simple majority of the votes cast at a meeting of the shareholders.
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

Description of our Preference Shares
5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares. On April 25, 2013, the Board authorized the issuance and sale of up to $300.0 million of our 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, with a liquidation preference of $25 per security (the “5.95% Preference Shares”). On May 2, 2013, we issued 11,000,000 5.95% Preference Shares for an aggregate amount of $275.0 million. At the effective time of the Merger, each issued and outstanding 5.95% Preference Share will remain issued and outstanding as a preference share and shall be entitled to the same dividend and all other preferences and privileges, rights, qualifications, limitations, and restrictions set forth in the certificate of designation. Dividends on our 5.95% Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 5.95% of the $25 liquidation preference of each 5.95% Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year. Commencing on July 1, 2023, dividends on the 5.95% Preference Shares will be payable, on a non-cumulative basis, when, as and if declared by the Board, at a floating annual rate equal to 3-month LIBOR plus 4.06%. This floating dividend will be reset quarterly. Generally, unless the full dividends for the most recently ended dividend period on all outstanding 5.95% Preference Shares have been declared and paid, we cannot declare or pay a dividend on our ordinary shares.
Whenever dividends on any 5.95% Preference Shares have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of the 5.95% Preference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 5.625% Preference Shares), will be entitled, at a special meeting called at the request of record holders of at least 20% of the aggregate liquidation preference of the 5.95% Preference Shares or of any other series of appointing preference shares then outstanding (including the e 5.625% Preference Shares) to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on the 5.95% Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding 5.95% Preference Shares and any series of appointing preference share (including the 5.625% Preference Shares), acting together as a single class, will be required for the authorization or issuance of any class or series of senior shares (or any security convertible into or exchangeable for senior notes) ranking senior to the 5.95% Preference Shares as to dividend rights or rights upon liquidation, winding up or dissolution and for amendments to our memorandum of association or bye-laws that would materially adversely affect the existing terms of the 5.95% Preference Shares.
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
5.625% Perpetual Non-Cumulative Preference Shares. On July 27, 2016, the Board authorized the issuance and sale of up to $300.0 million of our 5.625% Perpetual Non-Cumulative Preference Shares, with a liquidation preference of $25 per security (the “5.625% Preference Shares”). On September 13, 2016, we issued 10,000,000 5.625% Preference Shares for an aggregate amount of $250.0 million. At the effective time of the Merger, each issued and outstanding 5.625% Preference Share will remain issued and outstanding and shall be entitled to the same dividend and all other preferences and privileges, rights, qualifications, limitations, and restrictions set forth in the certificate of designation. Dividends on our 5.625% Preference Shares are payable on a non-cumulative basis only when, as and if declared by the Board at the annual rate of 5.625% of the $25 liquidation preference of each 5.625% Preference Share, payable quarterly in cash on January 1, April 1, July 1 and October 1 of each year. In the event of our liquidation, winding up or dissolution, our ordinary shares will rank junior to the 5.625% Preference Shares.
Whenever dividends on any 5.625% Preference Shares have not been declared and paid for the equivalent of any six dividend periods, whether or not consecutive (a “nonpayment”), subject to certain conditions, the holders of our 5.625% reference Shares, acting together as a single class with holders of any and all other series of preference shares having similar appointing rights then outstanding (including the 5.95% Preference Shares), will be entitled to the appointment of a total of two directors and the number of directors that comprise our Board will be increased by the number of directors so appointed. These appointing rights and the terms of the directors so appointed will continue until dividends on the 5.625% Preference Shares and any such series of voting preference shares following the nonpayment shall have been fully paid for at least four consecutive dividend periods.
In addition, the affirmative vote or consent of the holders of at least 66 2/3% of the aggregate liquidation preference of outstanding 5.625% Preference Shares and any series of appointing preference shares (including the 5.95% Preference Shares), voting together as a single class, will be required for the authorization or issuance of any class or series of senior shares (or any security convertible into or exchangeable for senior shares) ranking senior to the 5.625% Preference Shares as to dividend rights or rights upon our liquidation and for amendments to our memorandum of association or bye-laws that would materially adversely affect the rights of holders of the 5.625% Preference Shares.
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
The following table sets forth our selected historical financial information for the periods ended and as of the dates indicated. The summary income statement data for the twelve months ended December 31, 2018, 2017, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2018, 2017, 2016, 2015 and 2014 are derived from our audited consolidated financial statements. The consolidated financial statements as of December 31, 2018, and for each of the twelve months ended December 31, 2018, 2017 and 2016, and the report thereon of KPMG LLP, an independent registered public accounting firm, are included elsewhere in this report. These historical results, including the ratios presented below, are not necessarily indicative of results to be expected from any future period. You should read the following selected consolidated financial information along with the information contained in this report, including Item 8, “Financial Statements and Supplementary Data” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements and related notes included elsewhere in this report.

	Twelve Months Ended December 31,
	2018	2017	2016	2015	2014
	($ in millions, except per share amounts and percentages)
Summary Income Statement Data
Gross written premiums	$3,446.9	$3,360.9	$3,147.0	$2,997.3	$2,902.7
Net premiums written	2,082.0	2,212.5	2,593.7	2,646.2	2,515.2
Net premiums earned	2,214.7	2,306.6	2,637.3	2,473.3	2,405.3
Loss and loss adjustment expenses	(1,573.0)	(1,994.7)	(1,576.1)	(1,366.2)	(1,307.5)
Amortization of deferred policy acquisition costs, general, administrative and corporate expenses	(863.3)	(902.7)	(1,019.0)	(907.6)	(896.9)
Net investment income	198.2	189.0	187.1	185.5	190.3
Net (loss)/income	(145.8)	(266.4)	203.4	323.1	355.8
Basic (loss)/earnings per share	(2.97)	(5.22)	2.67	4.64	4.92
Fully diluted (loss)earnings per share	(2.97)	(5.22)	2.61	4.54	4.82
Basic weighted average shares outstanding (millions)	59.7	59.8	60.5	61.3	64.5
Diluted weighted average shares outstanding (millions)	59.7	59.8	61.9	62.7	65.9
Selected Ratios (based on U.S. GAAP income statement data):
Loss ratio (on net premiums earned) (1)	71.0%	86.5%	59.8%	55.2%	54.4%
Expense ratio (on net premiums earned) (2)	39.0%	39.2%	38.7%	36.7%	37.3%
Combined ratio (3)	110.0%	125.7%	98.5%	91.9%	91.7%
Summary Balance Sheet Data
Total cash and investments (4,8)	$7,823.1	$8,687.8	$9,174.1	$8,811.7	$8,607.4
Premiums receivable (5)	1,551.1	1,596.3	1,472.5	1,151.6	1,058.6
Total assets	12,532.9	12,906.4	12,090.1	11,048.8	10,716.3
Loss and loss adjustment expense reserves	7,074.2	6,749.5	5,319.9	4,938.2	4,750.8
Reserves for unearned premiums	1,709.1	1,820.8	1,618.6	1,587.2	1,441.8
Loan notes issued by variable interest entities, at fair value (9)	4.6	86.6	223.4	190.6	138.6
Long-term debt	424.7	549.5	549.3	549.2	549.1
Total shareholders’ equity	2,656.0	2,928.5	3,648.3	3,419.9	3,419.3
Per Share Data (Based on U.S. GAAP balance sheet data):
Book value per ordinary share (6)	$35.83	$40.59	$47.68	$46.99	$46.16
Diluted book value per share (treasury stock method) (7)	$35.48	$40.10	$46.72	$46.00	$45.13
Cash dividend declared per ordinary share	$0.72	$0.94	$0.86	$0.83	$0.78
______________

(1)	The loss ratio is calculated by dividing losses and loss adjustment expenses by net premiums earned.

(2)	The expense ratio is calculated by dividing amortization of deferred policy acquisition costs and general, administrative and corporate expenses by net premiums earned.

(3)	The combined ratio is the sum of the loss ratio and the expense ratio.

(4)	Total cash and investments include cash, cash equivalents, fixed income securities, equities, bank loans, other investments, short-term investments and catastrophe bonds.

(5)	Premiums receivable including funds withheld.

(6)
Book value per ordinary share is based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, divided by the number of shares outstanding of 62,017,368, 60,918,373, 59,774,464, 59,474,085 and 59,743,156 as at December 31, 2014, 2015, 2016, 2017 and 2018, respectively.

(7)
Diluted book value per share is calculated based on total shareholders’ equity excluding the aggregate value of the liquidation preferences of our preference shares, as at December 31, 2014, 2015, 2016, 2017 and 2018, divided by the number of dilutive equivalent shares outstanding of 63,444,356, 62,240,466, 61,001,071, 60,202,409 and 60,320,879 as at December 31, 2014, 2015, 2016, 2017 and 2018, respectively. As at December 31, 2014, 2015, 2016, 2017 and 2018, there were 1,426,988, 1,322,093, 1,226,607, 728,324 and 577,723 of dilutive equivalent shares, respectively. Potentially dilutive shares outstanding are calculated using the treasury method and all relate to employee, director and investor options.

(8)	Including cash within consolidated variable interest entities of $26.9 million as at December 31, 2018 and $166.6 million as at December 31, 2017.

(9)
All of the loan notes issued by our consolidated variable interest entities, at fair value, of $4.6 million as at December 31, 2018, were classified as current liabilities due and payable in less than one year. For more information, refer to Note 7, “Variable Interest Entities” of our consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the twelve months ended December 31, 2018, 2017 and 2016. This discussion and analysis should be read in conjunction with our audited consolidated financial statements and related Notes contained in this report. This discussion contains forward-looking statements that involve risks and uncertainties and that are not historical facts, including statements about our beliefs and expectations. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and particularly under the headings “Risk Factors,” “Business” and “Cautionary Statement Regarding Forward-Looking Statements” contained in Item 1A, Item 1, and Part I of this report, respectively.
Aspen’s Year in Review
Business Combination. On August 27, 2018, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Highlands Holdings, Ltd., a Bermuda exempted company (“Highlands”), and Highlands Merger Sub, Ltd., a Bermuda exempted company and wholly owned subsidiary of Highlands (“Merger Sub”). Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, and in the related statutory merger agreement, the Company will merge with and into Merger Sub in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Highlands. Highlands and Merger Sub are affiliates of certain investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager. As previously announced, Christopher O’Kane will step down from his position as Group Chief Executive Officer and director of the Board on or shortly after the completion of the Merger and, subject to and contingent upon the Merger, will be replaced by Mark Cloutier.
Pursuant to the Merger Agreement, at the effective time of the Merger, each ordinary share of the Company issued and outstanding immediately prior to such time (other than ordinary shares owned by Aspen as treasury shares, owned by any subsidiary of the Company or owned by Highlands, Merger Sub or any of their respective subsidiaries, which will be canceled as set forth in the Merger Agreement) will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes. At the effective time of the Merger, each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) will remain issued and outstanding. The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividends on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
All required regulatory approvals in connection with the Merger have been obtained and we anticipate that the Merger will be completed shortly. The Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the maintenance of certain financial strength ratings of the Operating Subsidiaries. The Merger Agreement also contains certain termination rights, including Highlands’ right to terminate if we suffered aggregate net losses exceeding $350 million resulting from certain catastrophic events occurring between July 1, 2018 and January 31, 2019. We do not believe that the net catastrophe losses arising from such catastrophic events during the specified period exceeded $350 million. For further details on the potential risks related to the Merger, refer to Part I, Item 1A, “Risk Factors — Risks Relating to the Merger.”
For further details on the Merger, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspen’s Year In Review” and Note 19(d) of our consolidated financial statements, “Commitments and Contingencies — Contingent Liabilities.”
Effectiveness and Efficiency Program. We launched the Effectiveness and Efficiency Program in October 2017 to allow us to be a more nimble organization with faster decision-making ability and a more competitive expense ratio. We exceeded our target to achieve run rate savings of $30 million in 2018 and we continue to expect to achieve approximately $55 million of run rate savings in 2019. We recognized $37.5 million of expenses associated with the Effectiveness and Efficiency Program in 2018 (2017 — $15.2 million).
As part of the Effectiveness and Efficiency Program, Aspen UK Services, Aspen U.S. Services and Aspen Bermuda entered into an outsourcing agreement, dated April 1, 2018, with Genpact (UK) Limited, a company registered in England and Wales. Under the outsourcing agreement, Genpact provides Aspen with a range of operational business processes, primarily from their offshore service center in Gurgaon, India. In addition, Aspen UK Services, Aspen U.S. Services and Aspen Bermuda entered into an outsourcing agreement with Cognizant Worldwide Limited, a company registered in England, on August 31, 2018 for the provision of information technology services.
Business Portfolio Optimization. In 2018, we reduced our net retentions through the purchase of additional reinsurance for both of our business segments as part of our strategy to reduce volatility and our exposures to 1-in-100 and 1-in-250 cat events relative to total shareholders’ equity. Total ceded written premiums in 2018 increased by $216.5 million compared to 2017 due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. In addition, we increased ceded reinsurance for our property catastrophe business lines where business previously ceded to Silverton, a consolidated entity, is now ceded to Peregrine, a non-consolidated entity.
As we continue to reposition the insurance segment, we decided to no longer underwrite international professional liability and marine hull on the Lloyd’s platform and aviation effective August 2018. In addition, we closed Aspen U.K.’s reinsurance branches in Paris, France and Cologne, Germany during 2018.
Capital Management. We continue to focus on capital management and maintain our capital at an appropriate level. On June 18, 2018, we elected to redeem $125.0 million in aggregate principal amount of the $250 million 6.00% Senior Notes due 2020, the only material debt issued by Aspen Holdings currently outstanding. The redemption resulted in a realized loss, or make-whole payment, of $8.6 million.
On April 25, 2018, Kendall Re issued $225.0 million Series 2018-1 Class A Principal At-Risk Variable Rate Notes due May 6, 2021 under a variable rate note program from which the proceeds will be used to provide Aspen Bermuda with fully-collateralized retrocessional reinsurance protections against losses from a range of international perils, including U.S. named storms, U.S. and Canada earthquakes, U.S. severe thunderstorms, U.S. wildfires, U.S. winter storms and European windstorms. The results and balance sheet of Kendall Re are not included within our condensed consolidated financial statements because we do not hold variable or voting interest in Kendall Re.
We did not repurchase any ordinary shares in 2018 under the $250.0 million share repurchase program which expired on February 8, 2019 and was not renewed. As set forth in the Merger Agreement, we are prohibited from redeeming, purchasing or otherwise acquiring any outstanding ordinary shares unless Highlands consents in writing.

Financial Overview
The following overview of our 2018, 2017 and 2016 operating results and financial condition is intended to identify important themes and should be read in conjunction with the more detailed discussion further below.
Operating highlights

•	Gross written premiums of $3,446.9 million in 2018, an increase of 2.6% from 2017.

•
Combined ratio of 110.0% for 2018, including $262.9 million, or 12.1 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, compared with 125.7% for 2017, which included $561.9 million or 24.6 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements, and 98.5% for 2016, which included $164.4 million, or 6.3 percentage points of pre-tax catastrophe losses, net of reinsurance and reinstatements.

•
Net favorable development on prior year loss reserves of $111.1 million, or 5.0 combined ratio points, for 2018 compared with $105.4 million, or 4.6 combined ratio points, for 2017 and $129.3 million, or 4.9 combined ratio points, for 2016.

•	Annualized net return on average equity of a 7.7% loss for 2018 compared with an 11.1% loss in 2017 and a 5.4% gain in 2016.
Gross written premiums.  The changes in our business segments’ gross written premiums for the twelve months ended December 31, 2018, 2017 and 2016 were as follows:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$1,495.7	(3.4)%	$1,548.5	9.6%	$1,413.2
Insurance	1,951.2	7.7%	1,812.4	4.5%	1,733.8
Total	$3,446.9	2.6%	$3,360.9	6.8%	$3,147.0
Overall gross written premiums in 2018 increased by 2.6% compared to 2017. In 2018, gross written premiums in our reinsurance segment decreased by 3.4% compared to 2017 due primarily to reductions in mortgage business written within our specialty reinsurance business line. The 7.7% increase in gross written premiums in our insurance segment in 2018 was due to growth in property and casualty insurance, and financial and professional lines insurance, partially offset by reductions in marine, aviation and energy insurance where we exited certain lines of business as we continue to experience challenging market conditions. In 2017, gross written premiums increased by 6.8% compared to 2016 due primarily to growth in specialty reinsurance business lines and financial and professional insurance.
Ceded written premiums. Overall ceded written premiums in 2018 increased by 18.9% compared to 2017. Ceded written premiums increased in both business segments. The changes in our business segments’ ceded written premiums for the twelve months ended December 31, 2018, 2017 and 2016 were as follows:

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$312.8	4.8%	$298.5	107.3%	$144.0
Insurance	1,052.1	23.8%	849.9	107.6%	409.3
Total	$1,364.9	18.9%	$1,148.4	107.6%	$553.3
Ceded reinsurance premiums in our insurance segment increased by $202.2 million in 2018 primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota per share programs. Ceded reinsurance costs in our reinsurance segment increased by $14.3 million in 2018 due to increased ceded reinsurance in property catastrophe reinsurance where business previously ceded to Silverton, a consolidated entity, is now ceded to Peregrine, a non-consolidated entity.
Ceded written premiums in our insurance segment increased by 107.6% in 2017 compared to 2016 due to the restructuring of our ceded reinsurance arrangements and the recognition of reinstatement premiums associated with increased catastrophes and large losses. Ceded written premiums in our reinsurance segment increased by 107.3% in 2017 compared to 2016 due to new business opportunities written in conjunction with increased retrocession, additional ceded written premiums following the sale of AgriLogic in December 2017 and the recognition of reinstatement premiums associated with increased catastrophe losses.

Combined ratio.  We monitor the ratio of losses and expenses to net earned premium (the “combined ratio”) as a measure of relative performance where a lower ratio represents a better result than a higher ratio. The combined ratios for our two business segments for the twelve months ended December 31, 2018, 2017 and 2016 were as follows:

	Combined Ratios for the Twelve Months Ended December 31,
Business Segment	2018	2017	2016
Reinsurance	104.0%	125.1%	90.0%
Insurance	104.0%	117.9%	99.6%
Total (1)	110.0%	125.7%	98.5%
__________________

(1)	The total combined ratio includes the impact from corporate expenses.
The overall combined ratio for 2018 improved by 15.7 percentage points compared to 2017 due mainly to a decrease in the loss ratio. The improvement in loss ratio was due primarily to a $301.3 million decrease in catastrophe losses and a $38.7 million decrease in large losses, partially offset by a $91.9 million decrease in net earned premiums. The expense ratio decreased by 0.2 percentage points due to a reduction in general, administrative and corporate expenses and a decrease in policy acquisition expenses due to over-rider commissions associated with the increase in ceded reinsurance premiums partially offset by a reduction in net earned premiums.
The combined ratio for 2017 increased by 27.2 percentage points compared to 2016 due mainly to the increase in the loss ratio as a result of a $409.6 million increase in catastrophe losses, a $59.7 million increase in large losses, a $23.9 million decrease prior year reserve releases, an increase in attritional losses in our insurance segment and a $330.7 million decrease in net earned premiums. The expense ratio for 2017 increased by 0.5 percentage points due to a reduction in net earned premiums and an increase in general, administrative and corporate expenses, partially offset by a decrease in policy acquisition expenses due to over-rider commissions associated with the increase in ceded reinsurance.
In each of the years ended December 31, 2018, 2017 and 2016, we recorded a reduction in the level of reserves for prior years. In 2018, we reported net favorable development on prior year loss reserves of $111.1 million, or 5.0 combined ratio points, compared with $105.4 million, or 4.6 combined ratio points, for 2017, and $129.3 million, or 4.9 combined ratio points, for 2016.
Overall reserve releases in 2018 increased by $5.7 million compared to 2017 due to a $19.1 million increase in net reserve releases in our insurance segment offsetting a $13.4 million reduction in net reserve releases in our reinsurance segment. Overall reserve releases in 2017 decreased by $23.9 million compared to 2016 due an $18.7 million decrease in net reserve releases in our insurance segment and a $5.2 million decrease in reserve releases in our reinsurance segment. Further information relating to the release of reserves can be found below under “— Reserves for Losses and Loss Adjustment Expenses — Prior Year Loss Reserves.”
Amortization of deferred policy acquisition costs decreased in 2018 compared to 2017 and in 2017 compared to 2016 due to an increase in over-rider commissions associated with the increase in ceded reinsurance.
General, administrative and corporate expenses decreased to $491.7 million in 2018 from $502.2 million in 2017 and were broadly in line with $490.1 million in 2016. The decrease in expenses in 2018 compared to 2017 was largely due to reductions in administration costs in the reinsurance segment following the sale of AgriLogic, and a reduction in operating expenses in the insurance segment. These reductions were offset by a $44.5 million increase in non-operating expenses, which included $39.0 million of advisor fees related to the Merger and a $22.3 million increase in costs associated with the Effectiveness and Efficiency Program, offset by a reduction in other non-operating expenses primarily due to the write back of a $14.1 million buyout provision. The increase in 2017 compared to 2016 was largely due to $15.2 million of costs associated with the Effectiveness and Efficiency Program and increased costs associated with growth in our insurance business, partially offset by lower provisions for performance-related remuneration.
Net investment income.  We generated net investment income of $198.2 million in 2018, an increase of 4.9% compared to the prior year (2017 — $189.0 million; 2016 — $187.1 million) primarily due to increased income from our fixed income portfolio. The increase in investment income in 2017 compared to 2016 was also primarily due to the increase in the book yield of the fixed income portfolio.
Taxes.  We recognized an income tax benefit for the twelve months ended December 31, 2018 of $10.2 million compared to a benefit of $15.4 million and an expense of $6.1 million in 2017 and 2016, respectively. The effective tax rate for the twelve months ended December 31, 2018 on our loss before tax was 6.5% (2017 — 5.5%; 2016 — 2.9%).

The increase in the tax rate, (defined as the tax charge or credit, divided by the profit or loss before tax) for 2018 was due to the successful conclusion of a U.K. tax inquiry which enabled the release of a $12.8 million provision we were holding against the potential disallowance of a prior period adjustment. The tax benefit was partially offset by the introduction of U.S. BEAT on premium ceded from U.S. subsidiaries to non-U.S. related parties. In addition, the tax rate for 2017 benefited from a tax credit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation” and a tax credit regarding deductions available for certain research and development expenditure. The tax benefit in 2017 was not materially affected by the U.S. Tax Cuts and Jobs Act which was signed on December 22, 2017. The impact of the U.S. federal income tax rate reduction from 34% in 2017 to 21% in 2018 has been reflected in measuring deferred taxes.
The effective tax rate is subject to revision in future periods if circumstances change and depends on the relative profitability of the business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporation tax rate is 19% and will be reduced to 17% effective April 1, 2020) and the United States (where the federal income tax rate was previously 34% and was reduced to 21% effective January 1, 2018). The tax in each of the years is representative of the geographic spread of our business between taxable and non-taxable jurisdictions in such years.
Net income.  We reported a net loss after taxes of $145.8 million in 2018 compared to a net loss of $266.4 million in 2017 and net income of $203.4 million in 2016. The decrease in net loss in 2018 was primarily due to the $412.2 million increase in underwriting income as a result of the $301.3 million decrease in catastrophe losses and a $39.4 million reduction in expenses, partially offset by a $91.9 million reduction in net earned premiums. The net loss in 2017 was due primarily to a $625.5 million decrease in underwriting income mainly from a $409.6 million increase in catastrophe losses, a $330.7 million reduction in net earned premiums and a $23.9 million reduction in reserve releases, partially offset by a $116.3 million reduction in expenses.
Other comprehensive income. Total other comprehensive income decreased by $66.0 million (2017 — $50.8 million decrease), net of taxes, for the twelve months ended December 31, 2018. The decrease in total other comprehensive income includes a net unrealized loss of $81.0 million in the available for sale investment portfolio (2017 — $9.2 million net unrealized loss) largely attributable to the impact of rising interest rates on our bond portfolios, a $4.5 million reclassification of net realized loss to net income (2017 — $3.6 million reclassified realized gains), a $1.8 million unrealized loss (2017 — $2.6 million unrealized gain) on the hedged derivative contracts and an unrealized gain in foreign currency translation of $12.3 million (2017 —$40.6 million unrealized loss) largely attributable to the impact from the continued strengthening of the U.S. dollar.
Dividends.  Dividends paid on our ordinary shares in 2018 were $42.9 million (2017 — $56.2 million; 2016 — $52.7 million). The decrease in dividends on our ordinary shares in 2018 was because, effective August 27, 2018, we are restricted from declaring or paying any dividends on our ordinary shares under the Merger Agreement.
Dividends paid on our outstanding Preference Shares in 2018 were $30.5 million (2017 — $36.2 million; 2016 — $41.8 million). The reduction in dividends in 2018 and 2017 was due to the redemption of the 7.401% Preference Shares and 7.250% Preference Shares on January 3, 2017 and July 3, 2017, respectively. Under the Merger Agreement, we continue to be able to pay periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
Shareholders’ equity and financial leverage.  Total shareholders’ equity decreased by $272.5 million from $2,928.5 million as at December 31, 2017 to $2,656.0 million as at December 31, 2018, the most significant movements of which were as follows:

•	a decrease of $220.3 million in retained earnings due to a net loss of $145.8 million and the payment of $73.4 million in dividends on our outstanding ordinary shares and Preference Shares; and

•
a reduction of $66.0 million in other comprehensive income which included a $76.5 million net unrealized loss on available for sale investments, a $12.3 million gain in foreign currency translation and a $1.8 million net loss in the value of hedged foreign exchange contracts.

As at December 31, 2018 and 2017, our total shareholders’ equity included Preference Shares with a total value as measured by their respective liquidation preferences of $525.0 million less issue costs of $13.1 million.
Our $300 million 4.650% Senior Notes due 2023 (the “2023 Senior Notes”) and $125.0 million 6.00% Senior Notes due 2020 (the “2020 Senior Notes”) were the only material debt issued by Aspen Holdings as at December 31, 2018 and 2017 totaling $424.7 million and $549.5 million, respectively. On June 18, 2018, we elected to redeem $125.0 million in aggregate principal amount of the 2020 Senior Notes which resulted in a realized loss, or make-whole payment, of $8.6 million. In addition to the 2020 Senior Notes and 2023 Senior Notes, as at December 31, 2018 we also reported $4.6 million of debt previously issued by Silverton (2017 —$86.6 million). For further information on Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
Management monitors the ratio of the total of debt and hybrids to total capital, with total capital defined as shareholders’ equity plus outstanding debt excluding loan notes issued by variable interest entities. As at December 31, 2018, the debt to capital ratio decreased to13.8% (2017 — 15.8%) primarily due to the partial redemption of the 2020 Senior Notes in June 2018, partially offset by a decrease in capital due to catastrophe losses and unrealized losses in our investment portfolio. We also monitor the ratio of the total debt and the liquidation preference of our Preference Shares to total capital which was 30.4% as at December 31, 2018 (2017 — 30.5%). The Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies.
Diluted book value per ordinary share as at December 31, 2018 was $35.48, a decrease of 11.5% compared to $40.10 as at December 31, 2017. Book value per ordinary share is based on total shareholders’ equity, less preference shares (liquidation preference less issue expenses) and non-controlling interests, divided by the number of ordinary shares in issue at the end of the period. Balances as at December 31, 2018 and 2017 were as follows:

	As at December 31, 2018	At December 31, 2017
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,656.0	$2,928.5
Preference shares less issue expenses	(511.9)	(511.9)
Non-controlling interests	(3.7)	(2.7)
Net assets attributable to ordinary shareholders	$2,140.4	$2,413.9
Issued ordinary shares	59,743,156	59,474,085
Issued and potentially dilutive ordinary shares	60,320,879	60,202,409

Market Conditions, Rate Trends and Developments
Results for the (re)insurance market were once again dominated by catastrophe losses in 2018. Losses from natural catastrophes in 2018 are estimated to be the fourth highest on record for the (re)insurance industry. In addition, there remains an abundance of capital across all products and geographies which continues to place pressure on (re)insurance price increases.
We achieved an overall rate increase of approximately 3% for our reinsurance business during the January 1, 2019 renewals where we renewed approximately 40% of our annual book of reinsurance business excluding our strategic partnership with CGB DS. Our Aspen Capital Markets business continues to provide investors with direct access to our underwriting expertise and to provide brokers and clients with additional capacity. The January 1 renewals are less important for our insurance segment. During 2018, we achieved price increases of approximately 4% in property and casualty insurance and approximately 8% in marine, aviation and energy insurance, whereas prices across our financial and professional lines insurance remained broadly flat.
We continue to seek to balance our underwriting portfolio and to target the best risk-adjusted returns. In connection with this objective, we anticipate reducing our total purchase of ceded and retrocessional reinsurance in 2019 as we purchase less proportional reinsurance protection and more excess of loss protection compared to 2018. As a result of these actions, we expect our net written premium to gross written premium ratio to increase from 60% in 2018 to approximately 75% in 2019.
With regard to our Effectiveness and Efficiency Program, we exceeded our target to achieve run rate savings of $30 million in 2018 and continue to expect to achieve approximately $55 million of run rate savings in 2019.
Refer to Part I, Item 1A, “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Recent Developments
On January 16, 2019, Aspen Bermuda entered into a number of standard fixed for floating interest rate swaps with a total notional amount of $3,318.0 million due to mature between January 18, 2021 and January 18, 2034. Aspen Bermuda entered into the swaps in the ordinary course of its investment activities to partially mitigate any negative impact of rises in interest rates on the market value of our fixed income portfolio.
Critical Accounting Policies
Our consolidated financial statements contain certain amounts that are inherently subjective in nature and require management to make assumptions and best estimates to determine the reported values. We believe that the following critical accounting policies affect the more significant estimates used in the preparation of our consolidated financial statements. A statement of all the significant accounting policies we use to prepare our financial statements is included in the Notes to the consolidated financial statements. If factors such as those described in Part I, Item 1A, “Risk Factors” cause actual events to differ from the assumptions used in applying the accounting policies and calculating financial results, there could be a material adverse effect on our operating results, financial condition and liquidity.

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
The reported gross written premiums for treaty pro rata business include estimates of premiums due to us but not yet reported by the cedant because of time delays between contracts being written by our cedants and their submission of treaty statements to us. This additional premium is normally described as pipeline premium. Treaty statements disclose information on the underlying contracts of insurance written by our cedants and are generally submitted on a monthly or quarterly basis, from 30 to 90 days in arrears. In order to report all risks incepting prior to a period end, we estimate the premiums written between the last submitted treaty statement and the period end. Treaty pro rata premiums are written predominantly in our other property, specialty and casualty reinsurance lines of business.
Property treaty pro rata contributed significantly to our reinsurance segment where we wrote $182.0 million in gross written premium in 2018 (2017 — $242.5 million), or 12.2% of the gross written premiums in our reinsurance segment, of which $106.1 million was estimated (2017 — $76.6 million) and $75.9 million was reported by the cedants (2017 — $165.9 million). Excluding the impact of costs, such as reinsurance premiums and operating expenses, we estimate that the impact of a $1.0 million increase/decrease in our estimated gross written premiums in our property treaty pro rata business would increase/decrease net income before tax by approximately $0.1 million for the year ended December 31, 2018 (2017 — $0.3 million increase/decrease).

The most likely drivers of change in our premium estimates in decreasing order of magnitude are:

•
changes in renewal rate or rate of new business acceptances by cedant insurance companies leading to lower or greater volumes of ceded premiums than our estimate, which could result from changes in the relevant primary market that could affect more than one of our cedants or could be a consequence of changes in marketing strategy or risk appetite by a particular cedant;

•	changes in the rates being charged by cedants; and

•	differences between the pattern of inception dates assumed in our estimate and the actual pattern of inception dates.
We anticipate that ultimate premiums might reasonably be expected to vary by up to 5% as a result of variations in one or more of the assumptions described above, although larger variations are possible. Based on gross written premiums of $182.0 million (2017 — $242.5 million) in our property reinsurance treaty pro rata account as at December 31, 2018, a variation of 5% could increase or reduce net income before tax by approximately $0.7 million (2017 — $1.2 million).
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
IBNR Reserves.  The need for IBNR reserves arises from time lags between when a loss occurs and when it is actually reported and settled. By definition, we do not have specific information on IBNR claims so they need to be estimated by actuarial methodologies. IBNR reserves are therefore generally calculated at an aggregate level and cannot generally be identified as reserves for a particular loss or contract. We calculate IBNR reserves by class of business within each line of business. Where appropriate, analyses may be conducted on sub-sets of a class of business. IBNR reserves are calculated by projecting our ultimate losses on each class of business and subtracting paid losses and case reserves. IBNR reserves also cover the anticipated cost of claims incurred but not reported, within this we also include any potential development of reported claims. Over recent years, we have begun to place greater reliance on our actual actuarial experience for our long-tail lines of business that we have written since our inception in 2002. We believe that our earliest accident years are now capable of providing us with meaningful actuarial indications. Estimates and judgments for new insurance and reinsurance lines of business are more difficult to make than those made for more mature lines of business because we have more limited historical information through December 31, 2018.
Sources of Information.  Claims information received typically includes the loss date, details of the claim, the recommended reserve and reports from the loss adjusters dealing with the claim. In respect of pro rata treaties and any business written through managing general agents, we receive regular statements (bordereaux) which provide paid and outstanding claims information, often with large losses separately identified. Following widely reported loss events, such as catastrophes, we adopt a proactive approach to establish our likely exposure to claims by reviewing policy listings and contacting brokers and policyholders as appropriate.
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
Selection of Reported Gross Reserves.  Management, through its Reserve Committees, reviews the actuarial stochastic distribution and any other evidence before selecting its management best estimate of reserves for each line of business. Management selects the “management best estimate” by considering all the information provided to them and the risks and uncertainties associated with the actuarial mean best estimate. Management has to date selected its best estimate above that of the actuarial mean best estimate and within the range of the actuarial stochastic distribution. The management mean best estimate provides the basis for management’s recommendation to the Audit Committee and the Board regarding the reserve amounts and related disclosures to be recorded in our financial statements.

There are three Reserve Committees, one for each of the insurance and reinsurance segments and a “core” committee that makes final reserving recommendations. The “core” Reserve Committee currently consists of the Group Chief Risk Officer (the chair), the Group Chief Financial Officer, the Group Head of Capital Management, the Group Chief Accounting Officer, the President and Chief Underwriting Officer of Aspen Re, the President and Chief Underwriting Officer of Aspen Insurance and the Executive Vice President of Global Business Performance and Strategy of Aspen Insurance. Senior members of the insurance and reinsurance segment underwriting and claims staff comprise the remaining members of each of the insurance and reinsurance reserve committees, respectively.
Each class of business is reviewed in detail by management through its Reserve Committee at least once a year. The timing of such reviews varies throughout the year. Additionally, we review the emergence of actual losses relative to expectations every fiscal quarter for all classes of business. If warranted from this analysis, we may accelerate the timing of our detailed actuarial reviews.
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
Given many of the coverages underwritten involve claims that may not be ultimately settled for many years after they are incurred, subjective judgments as to the ultimate exposure to losses are an integral and necessary component of the loss reserving process. We review our reserves regularly, using a variety of statistical and actuarial techniques to analyze current claims costs, frequency and severity data, and prevailing economic, social and legal factors. Reserves established in prior periods are adjusted as claims experience develops and new information becomes available.
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
These factors are incorporated in the recommended reserve range from which management selects its best point estimate. We take all reasonable steps to ensure that we utilize all appropriate information and actuarial techniques in establishing our IBNR reserves. However, given the uncertainty in establishing claims liabilities, it is likely that the final outcome will prove to be different from the original provision established at the balance sheet date. Changes to our previous estimates of prior period loss reserves impact the reported calendar year underwriting results by worsening our reported results if the prior year reserves prove to be deficient or improving our reported results if the prior year reserves prove to be redundant. As at December 31, 2018, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $198.5 million in loss reserves which would represent 126.2% of loss before income tax for the twelve months ended December 31, 2018. As at December 31, 2017, a 5% change in the gross reserve for IBNR losses would have equated to a change of approximately $186.0 million in loss reserves which would represent 66.0% of income before income tax for the twelve months ended December 31, 2017. A 5% change in our net loss reserves equates to $249.8 million and represents 5.0% of shareholders’ equity as at December 31, 2018.
There are specific areas of our selected reserves which have additional uncertainty associated with them. Refer to Part I, Item 1A, “Risk Factors —Insurance Risks — Our financial condition and operating results may be adversely affected if actual claims exceed our loss reserves” for a discussion of the specific areas of our selected reserves which have additional uncertainty. In each case, management believes they have selected an appropriate best estimate based on current information and current analyses.
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
Management’s best estimate of the net reserve for losses and loss expenses as at December 31, 2018 was $4,996.6 million. The following tables show the effect on estimated net reserves for losses and loss expenses as at December 31, 2018 of a change in two of the most critical assumptions in establishing reserves: (i) loss emergence patterns, accelerated or decelerated by three and six months; and (ii) expected loss ratios varied by plus or minus five and ten percent. Management believes that these scenarios present a reasonable range of variability around the booked reserves using standard actuarial techniques. Loss reserves may vary beyond these scenarios in periods of heightened or reduced claim activity. The reserves resulting from the changes in the assumptions are not additive and should be considered separately. The following tables vary the assumptions employed therein independently. In addition, the tables below do not adjust any parameters other than the ones described above.

Net reserve for losses and loss expenses as at December 31, 2018 — Sensitivity to loss emergence patterns

Change in assumption	Reserve for losses and loss expenses
($ in millions)
Six month acceleration	$4,803.4
Three month acceleration	$4,883.6
No change (selected)	4,996.6
Three month deceleration	$5,089.8
Six month deceleration	$5,292.7

Net reserve for losses and loss expenses as at December 31, 2018 — Sensitivity to expected loss ratios

Change in assumption	Reserve for losses and loss expenses
($ in millions)
10% favorable	$4,701.0
5% favorable	$4,848.8
No change (selected)	4,996.6
5% unfavorable	$5,146.3
10% unfavorable	$5,288.0

The most significant variance in the above scenarios (i.e., a six month deceleration of loss emergence patterns) would have the effect of increasing losses and loss expenses by $296.1 million.
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

Results of Operations
Our consolidated financial statements are prepared in accordance with U.S. GAAP. The discussions that follow include tables and discussions relating to our consolidated income statement and our segmental operating results for the twelve months ended December 31, 2018, 2017 and 2016.
Consolidated Income Statement

	Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions, except for percentages)
Revenues
Gross written premiums	$3,446.9	$3,360.9	$3,147.0
Net premiums written	2,082.0	2,212.5	2,593.7
Gross premiums earned	3,534.4	3,209.2	3,086.3
Net premiums earned	2,214.7	2,306.6	2,637.3
Net investment income	198.2	189.0	187.1
Realized and unrealized investment gains	110.0	148.9	108.4
Other income	9.0	8.9	5.7
Total Revenues	2,531.9	2,653.4	2,938.5
Expenses
Insurance losses and loss adjustment expenses	1,573.0	1,994.7	1,576.1
Amortization of deferred policy acquisition costs	371.6	400.5	528.9
General, administrative and corporate expenses	491.7	502.2	490.1
Interest on long-term debt	25.9	29.5	29.5
Change in fair value of derivatives	31.8	(27.7)	24.6
Change in fair value of loan notes issued by variable interest entities	4.4	(21.2)	17.1
Realized and unrealized investment losses	174.7	28.4	63.2
Realized loss on the debt extinguishment	8.6	—	—
Net realized and unrealized exchange losses/(gains)	3.5	23.9	(1.8)
Other expense	2.7	4.9	1.3
Total Expenses	2,687.9	2,935.2	2,729.0
(Loss) income from operations before income tax	(156.0)	(281.8)	209.5
Income tax benefit (expense)	10.2	15.4	(6.1)
Net (Loss) Income	$(145.8)	$(266.4)	$203.4
Ratios
Loss ratio	71.0%	86.5%	59.8%
Expense ratio	39.0%	39.2%	38.7%
Combined ratio	110.0%	125.7%	98.5%

Gross written premiums.  The following table analyzes the overall change in gross written premiums for our two business segments in the twelve months ended December 31, 2018, 2017 and 2016:

	Gross Written Premiums for the Twelve Months Ended December 31,
Business Segment	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance (1)	$1,495.7	(3.4)%	$1,548.5	9.6%	$1,413.2
Insurance	1,951.2	7.7%	1,812.4	4.5%	1,733.8
Total	$3,446.9	2.6%	$3,360.9	6.8%	$3,147.0
____________________

(1)	Includes gross written premium of $259.7 million related to CGB DS and $33.1 million related to AgriLogic (2017 — $269.7 million, 2016 —$178.9 million related to AgriLogic).
Overall gross written premiums increased by 2.6% in 2018 compared to 2017. Gross written premiums in our reinsurance segment decreased by 3.4% in 2018 compared to 2017 due to reductions in premiums written in property catastrophe reinsurance, other property reinsurance and specialty reinsurance, partially offset by a modest increase in premiums written in casualty reinsurance. Gross written premiums in our insurance segment increased by 7.7% due to growth in property and casualty insurance, and financial and professional lines insurance, partially offset by reductions in marine, aviation and energy insurance where we have exited certain lines of business and continue to experience challenging market conditions.
Overall gross written premiums in 2017 increased by 6.8% compared to 2016. Gross written premiums in our reinsurance segment increased by 9.6% in 2017 compared to 2016 due to growth in agriculture insurance business written within specialty reinsurance and $32.3 million of reinstatement premiums associated with catastrophe losses. Gross written premiums in our insurance segment increased by 4.5% in 2017 compared to 2016 due to growth in financial and professional lines insurance partially offset by reductions in marine, aviation and energy insurance and property and casualty insurance.
Ceded written premiums. The following table analyzes the overall change in ceded written premiums for our two business segments in the twelve months ended December 31, 2018, 2017 and 2016:

	Ceded Written Premiums for the Twelve Months Ended December 31,
Business Segment	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance	$312.8	4.8%	$298.5	107.3%	$144.0
Insurance	1,052.1	23.8%	849.9	107.6%	409.3
Total	$1,364.9	18.9%	$1,148.4	107.6%	$553.3
Total ceded written premiums in 2018 increased by $216.5 million compared to 2017. The changes in our reinsurance program reduced our retention ratio, which is defined as net written premiums as a percentage of gross written premiums, from 65.8% in 2017 to 60.4% in 2018. Ceded reinsurance premiums increased for our insurance segment primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. Ceded reinsurance premiums increased for our reinsurance segment due to increased ceded reinsurance for our property catastrophe business lines where business previously ceded to Silverton, a consolidated entity, is now ceded to Peregrine, a non-consolidated entity. Ceded reinsurance premiums for our reinsurance segment also increased as a result of the transitional arrangements following the sale of AgriLogic in December 2017.
Total ceded written premiums in 2017 increased by $595.1 million compared to 2016, resulting in a decrease in our retention ratio from 82.4% in 2016 to 65.8% in 2017. Ceded written premiums increased in both business segments in part due to the purchase of a whole account quota share contract. Ceded reinsurance premiums increased for our insurance segment due to the restructure of our ceded reinsurance arrangements though the use of significant quota share reinsurance arrangements and the recognition of ceded premiums to reinstate cover following catastrophe and other large losses. Ceded reinsurance premiums increased for our reinsurance segment due to increased reinsurance for our property catastrophe and other property business lines due to new business opportunities which were written in conjunction with an increase in retrocession, an increase in ceded reinsurance premiums as a result of the transitional arrangements following the sale of AgriLogic in December 2017 and the recognition of additional ceded premiums as a result of reinstating cover following catastrophe losses.

Net premiums earned.  The following table analyzes the overall change in net premiums earned for our two business segments in the twelve months ended December 31, 2018, 2017 and 2016:

	Net Premiums Earned for the Twelve Months Ended December 31,
Business Segment	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	(in millions)
Reinsurance (1)	$1,256.4	4.2%	$1,206.1	2.0%	$1,181.9
Insurance	958.3	(12.9)%	1,100.5	(24.4)%	1,455.4
Total	$2,214.7	(4.0)%	$2,306.6	(12.5)%	$2,637.3
____________________

(1)	Includes net earned premium of $243.6 million related to CGB DS and $2.8 million related to AgriLogic (2017 — $198.8 million, 2016 —$114.5 million related to AgriLogic).
Net premiums earned decreased by $91.9 million, or 4.0%, in 2018 compared to 2017 due to a $417.1 million increase in ceded earned premiums partially offset by a $325.2 million increase in gross earned premiums. Net premiums earned decreased by $330.7 million, or 12.5%, in 2017 compared to 2016 due to a $453.6 million increase in ceded earned premiums partially offset by a $122.9 million increase in gross earned premiums.
Losses and loss adjustment expenses.  The loss ratio for 2018 of 71.0% improved by 15.5 percentage points compared to 2017 and losses and loss adjustment expenses decreased from $1,994.7 million in 2017 to $1,573.0 million in 2018. The improvement in the loss ratio was largely due to a $301.3 million decrease in catastrophe losses and a $38.7 million decrease in large losses which offset the impact from a $91.9 million decrease in net earned premiums. Net losses from catastrophes decreased from $576.0 million in 2017 to $274.7 million in 2018. Large losses in 2018 included $39.7 million of fire-related losses, $19.6 million credit and surety losses, and $9.9 million in relation to a dam construction.
The loss ratio for 2017 of 86.5% increased by 26.7 percentage points compared to 2016 and losses and loss adjustment expenses increased from $1,576.1 million in 2016 to $1,994.7 million in 2017. The increase in the loss ratio was largely due to a $409.6 million increase in catastrophe losses, a $59.7 million increase in large losses, a $23.9 million decrease in prior year losses and a $330.7 million decrease in net earned premiums. Net losses from catastrophes increased from $166.4 million in 2016 to $576.0 million in 2017. Large losses in 2017 included $64.0 million of fire-related losses, a $12.6 million surety loss, an $11.1 million loss related to cyber and terrorism and a $4.8 million loss from a refinery explosion.
In the reinsurance segment, the loss ratio for 2018 was 73.8% compared to 92.6% in 2017 largely due to a $245.1 million decrease in catastrophe losses which offset the impact from a $24.3 million increase in large losses and a $13.4 million decrease in reserve releases. In 2018, there were $222.2 million of catastrophe losses, net of reinsurance recoveries, associated with Hurricanes Florence and Michael in the U.S., Typhoon Jebi in Japan, Winter Storm Friederike in Europe, wildfires in California, U.K. winter storms and other U.S. and Asian weather-related events. In 2017, we experienced $467.3 million of catastrophe losses, net of reinsurance recoveries, associated with Hurricanes Harvey, Irma and Maria, wildfires in California, earthquakes in Mexico and other weather-related events in the U.S. and Australia.
In the insurance segment, the loss ratio for 2018 was 67.4% compared to 79.8% in 2017 largely due to a $56.2 million decrease in catastrophe losses, a $47.6 million decrease in large losses and a $19.1 million increase in reserve releases which more than offset the impact from a $142.2 million decrease in net earned premiums. In 2018, there were $52.5 million of catastrophe losses associated with Hurricanes Florence and Michael, wildfires in California, U.K. winter storms and other U.S. and Asian weather-related events. The loss ratio for 2017 was 79.8% compared to 63.1% for 2016 mainly due to a $57.1 million increase in catastrophe losses, a $34.4 million increase in large losses, an $18.7 million decrease in reserve releases and a $354.9 million decrease in net earned premiums. In 2017, our insurance segment experienced $108.7 million of catastrophe losses associated with Hurricanes Harvey, Irma and Maria, wildfires in California and U.S. weather-related events.
Overall, prior year reserve releases in 2018 increased by $5.7 million from $105.4 million in 2017 to $111.1 million. Reserve releases in the reinsurance segment in 2018 were $68.4 million compared to $81.8 million in 2017 and came from property catastrophe reinsurance, other property reinsurance and specialty reinsurance lines. Reserve releases in the insurance segment in 2018 were $42.7 million compared to $23.6 million in 2017 and came from property and casualty, and marine, aviation and energy lines.
Overall, prior year reserve releases in 2017 decreased by $23.9 million from $129.3 million in 2016 to $105.4 million. Reserve releases in the reinsurance segment in 2017 were across all business lines, totaling $81.8 million. Reserve releases in the insurance segment in 2017 were $23.6 million compared to $42.3 million in 2016 and came principally from marine, energy and aviation insurance.

We have presented loss ratios both including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of the business segments. We have defined major 2018 catastrophe losses as losses associated with Hurricanes Florence and Michael, Typhoon Jebi in Japan, Winter Storm Friederike in Europe, wildfires in California, U.K. winter storms and other U.S. and Asian weather-related events. We have defined major 2017 catastrophe losses as losses associated with Hurricanes Harvey, Irma and Maria, the earthquakes in Mexico, a tornado in Mississippi, Cyclone Debbie in Australia, wildfires in California and other U.S. weather-related events. We have defined major 2016 catastrophe losses as losses associated with wildfires in North America, Hurricane Matthew and other weather-related events in the U.S., several earthquakes and a hailstorm in the Netherlands.
The underlying changes in loss ratios by business segment for the twelve months ended December 31, 2018, 2017 and 2016 are shown in the tables below. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent catastrophe loss events incurred in those years which reflect net claims and reinstatement premium adjustments.

For the Twelve Months Ended December 31, 2018	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	73.8%	(17.1)%	56.7%
Insurance	67.4%	(5.5)%	61.9%
Total	71.0%	(12.1)%	58.9%

For the Twelve Months Ended December 31, 2017	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	92.6%	(37.7)%	54.9%
Insurance	79.8%	(10.4)%	69.4%
Total	86.5%	(24.6)%	61.9%

For the Twelve Months Ended December 31, 2016	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	55.7%	(9.7)%	46.0%
Insurance	63.1%	(3.5)%	59.6%
Total	59.8%	(6.3)%	53.5%
Expenses.  We monitor the ratio of expenses to gross earned premium (the “gross expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs, general, administrative and corporate expenses. The tables below present the contribution of the amortization of deferred policy acquisition costs and general, administrative and corporate expenses to the gross expense ratios and the total net expense ratios for the twelve months ended December 31, 2018, 2017 and 2016. We also present the effect of reinsurance purchased which impacts the reported net expense ratio by expressing the expenses as a proportion of net earned premiums.

	For the Twelve Months Ended December 31, 2018
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	19.1%	19.1%	19.1%
Effect of ceded reinsurance	1.7%	(7.5)%	(2.3)%
Net policy acquisition expense ratio	20.8%	11.6%	16.8%

Gross general, administrative and corporate expense ratio (1)	7.4%	12.3%	13.9%
Effect of ceded reinsurance premiums	2.0%	12.7%	8.3%
Net general and administrative expense ratio	9.4%	25.0%	22.2%

Total net expense ratio	30.2%	36.6%	39.0%

	For the Twelve Months Ended December 31, 2017
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	18.6%	18.5%	18.6%
Effect of ceded reinsurance	0.9%	(3.5)%	(1.2)%
Net policy acquisition expense ratio	19.5%	15.0%	17.4%

Gross general, administrative and corporate expense ratio (1)	10.8%	14.4%	15.6%
Effect of ceded reinsurance premiums	2.2%	8.7%	6.2%
Net general, administrative and corporate expense ratio	13.0%	23.1%	21.8%

Total net expense ratio	32.5%	38.1%	39.2%

	For the Twelve Months Ended December 31, 2016
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	18.3%	19.3%	18.9%
Effect of ceded reinsurance	0.9%	1.5%	1.2%
Net policy acquisition expense ratio	19.2%	20.8%	20.1%

Gross general, administrative and corporate expense ratio (1)	13.5%	12.9%	15.9%
Effect of ceded reinsurance premiums	1.6%	2.8%	2.7%
Net general, administrative and corporate expense ratio	15.1%	15.7%	18.6%

Total net expense ratio	34.3%	36.5%	38.7%
____________________
(1) The total group general and administrative expense ratio includes corporate and non-operating expenses. Comparative ratios have been re-presented to include corporate and non-operating expenses.
Net policy acquisition expenses decreased by $28.9 million in 2018 compared to 2017 primarily due to an increase in over-rider commissions associated with the increase in ceded reinsurance. Policy acquisition expenses decreased by $128.4 million in 2017 compared to 2016 despite the increase in gross policy acquisition expenses as it was offset by an increase in over-rider commissions associated with the increase in ceded reinsurance.
The increase in the gross policy acquisition expense ratio from 18.6% in 2017 to 19.1% in 2018 was due to a change in the mix of business written in the insurance segment and an increase of commission expense for crop business in the reinsurance segment following the sale of AgriLogic.
The slight reduction in the gross policy acquisition expense ratio from 18.9% in 2016 to 18.6% in 2017 was due to a decrease in profit commission accruals in the insurance segment partially offset by an increase in the acquisition ratio in the reinsurance segment due to an increase in profit commission accruals and the prior year benefiting from Federal Excise Tax (“FET”) refunds.
General, administrative and corporate expenses decreased by $10.5 million from $502.2 million in 2017 to $491.7 million in 2018. The net general, administrative and corporate expense ratio in 2018 decreased by 1.7 percentage points compared to the prior period due to reductions in administration costs in the reinsurance segment following the sale of AgriLogic and a reduction in operating expenses in the insurance segment offset by a $44.5 million increase in other non-operating costs. Non-operating costs in 2018 include the recognition of $39.0 million of advisor fees related to the Merger, $37.5 million of costs associated with the Effectiveness and Efficiency Program and $11.3 million of retention costs, partially offset by the write back of a $14.1 million buy out provision which was no longer exercisable.
General, administrative and corporate expenses increased by $12.1 million from $490.1 million in 2016 to $502.2 million in 2017 due to $15.2 million of costs associated with the Effectiveness and Efficiency Program, and increased costs associated with growth in our insurance business, partially offset by lower provisions for performance-related remuneration.

Investment gains. Total net realized and unrealized investment losses for the twelve months ended December 31, 2018 were $64.7 million (2017 — losses of $120.5 million; 2016 — losses of $45.2 million).
Net investment income.  In 2018, we generated net investment income of $198.2 million, an increase of 4.9% from the prior year (2017 — $189.0 million, 2016 — $187.1 million) primarily due to an increase in the book yield of the fixed income portfolio. The increase in investment income in 2017 compared with 2016 was also primarily due to the increase in the book yield of the fixed income portfolio despite a reduction in dividend income following the sale of a portion of our equity portfolio in the third quarter of 2017.
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
As at December 31, 2018, we held foreign exchange contracts that were not designated as hedging under ASC 815 - “Derivatives and Hedging” with a notional amount of $1,257.3 million (2017 — $751.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2018, the impact of foreign exchange contracts on net income was a loss of $31.8 million (December 31, 2017 — gain of $27.7 million).
As at December 31, 2018, we held foreign exchange contracts that were designated as hedging under ASC 815 with a notional amount of $94.3 million (2017 — $60.6 million). The foreign exchange contracts are recorded as derivatives at fair value with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion was a loss of $2.1 million for the twelve months ended December 31, 2018 (December 31, 2017 — gain of $3.0 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2018, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized loss of $1.2 million (December 31, 2017 — gain of $4.4 million recognized within general, administration and corporate expenses).
Interest on long-term debt. Interest on long-term debt of $25.9 million is the interest due on the 2020 Senior Notes and 2023 Senior Notes. The reduction in the interest charge in the twelve months ended December 31, 2018 was due to the redemption, on June 18, 2018, of $125.0 million of our 6.00% Senior Notes due 2020.
Income before tax. In the twelve months ended December 31, 2018, loss before tax was $156.0 million (2017 —loss of $281.8 million; 2016 — income of $209.5 million), consisting of the amounts set out in the table below:

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Underwriting (loss) income	$(87.6)	$(499.8)	$125.7
Corporate expenses	(56.8)	(58.3)	(73.8)
Non-operating expenses	(77.2)	(32.7)	(9.7)
Other income (expense)	6.3	4.0	4.4
Net investment income	198.2	189.0	187.1
Change in fair value of derivatives	(31.8)	27.7	(24.6)
Change in fair value of loan notes issued by variable interest entities	(4.4)	21.2	(17.1)
Realized and unrealized investment gains	110.0	148.9	108.4
Realized and unrealized investment losses	(174.7)	(28.4)	(63.2)
Realized loss on the debt extinguishment	(8.6)	—	—
Net realized and unrealized foreign exchange (losses) gains	(3.5)	(23.9)	1.8
Interest expense	(25.9)	(29.5)	(29.5)
(Loss) income before tax	$(156.0)	$(281.8)	$209.5

The improvement in the underwriting result in 2018 compared to 2017 was due to lower catastrophe losses, a decrease in large losses and a modest increase in reserve releases. The decrease in underwriting income in 2017 compared to 2016 was due to higher catastrophe losses, lower reserve releases, an increase in large losses, an increase in attritional losses in the insurance segment and a reduction in net premiums earned partially offset by a reduction in expenses.
The increase in corporate and non-operating expenses in 2018 compared to 2017 was due to a $72.4 million increase in other non-operating costs which includes the recognition of $39.0 million of advisor fees related to the Merger, $37.5 million of costs associated with implementing the Effectiveness and Efficiency Program and $11.3 million of retention costs, partially offset by the write back of a $14.1 million buy out provision. The increase in corporate and non-operating expenses in 2017 compared to 2016 was due to $15.2 million of costs associated with implementing the Effectiveness and Efficiency Program and higher salary costs due to increased headcount, partially offset by reductions in performance-related remuneration provisions.
Realized and unrealized investment gains. In 2018, we recorded a reduction in net gross realized and unrealized gains and losses in the statement of operations of $64.7 million (2017 — $120.5 million gains) driven primarily by mark to market losses in our fixed income portfolios. For more details, refer to Note 6 of our consolidated financial statements, “Investments.”
Realized loss on debt extinguishment. On June 18, 2018, we redeemed $125.0 million of our 2020 Senior Notes resulting in a realized loss, or make-whole payment, of $8.6 million.
Change in fair value of derivatives. The change in fair value of derivatives in 2018 was attributable to foreign exchange contracts that had a loss of $31.8 million compared to a gain of $27.7 million in 2017 and a loss of $21.5 million in 2016. Interest rate swaps had a realized loss of $3.1 million in 2016. There was no gain or loss from interest rate swaps in 2018 or 2017 because we terminated the swaps on May 6, 2016. Refer to Note 23 of our consolidated financial statements, “Subsequent Events” for information on the interest rate swap we executed in January 2019.
The $4.4 million change in fair value of loan notes issued by variable interest entities represents the proportion of profit generated by Silverton attributable to third-party investors. The $21.2 million reduction in the value of the loan notes in 2017 is due to catastrophe losses assumed by Silverton. The increase in the value in 2016 is due to premiums received by Silverton being greater than the losses assumed.
Income tax expense.  There was an income tax benefit for the twelve months ended December 31, 2018 of $10.2 million compared to an income tax benefit of $15.4 million in 2017 and an income tax expense of $6.1 million in 2016. The effective tax rate (defined as the tax charge or credit, divided by the profit or loss before tax), for the twelve months ended December 31, 2018 on our loss before tax was 6.5% (2017 — 5.5%; 2016 — 2.9%) and is representative of the geographic spread of our business between taxable and non-taxable jurisdictions.
The tax benefit for 2018 included the release of a $12.8 million provision we had been holding against the potential disallowance of a prior period adjustment following the successful conclusion of a U.K. tax inquiry. The tax benefit was partially offset by the introduction of U.S. BEAT on premium ceded from U.S. subsidiaries to non-U.S. related parties and withholding tax charges on premium ceded from our Australian branch to related parties. In addition, the tax rate for 2017 benefited from a tax benefit associated with the adoption of ASU 2016-09, “Compensation - Stock Compensation” and a tax benefit regarding deductions available for certain research and development expenditure.
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
Net income after tax. In 2018, we had a net loss after tax of $145.8 million, equivalent to $2.97 basic loss per ordinary share adjusted for the $30.5 million preference share dividends and $1.0 million non-controlling interest. In 2017, we had net loss after tax of $266.4 million, equivalent to $5.22 basic loss per ordinary share adjusted for the $36.2 million preference share dividends, $8.0 million of preference share redemption costs and $1.3 million non-controlling interest. In 2016, we had net income after tax of $203.4 million, equivalent to fully diluted earnings per ordinary share of $2.61. For a more detailed description of basic and diluted earnings per ordinary share, see Note 4 of our consolidated financial statements, “Earnings per Ordinary Share.”

Underwriting Results by Business Segment
We are organized into two business segments, namely reinsurance and insurance. We have determined our reportable segments, Aspen Insurance and Aspen Re, by taking into account the manner in which management makes operating decisions and assesses operating performance.
Management measures segment results on the basis of the combined ratio, which is obtained by dividing the sum of the losses and loss expenses, amortization of deferred policy acquisition costs and operating and administrative expenses by net premiums earned. Other than corporate expenses, indirect operating and administrative expenses are allocated to business segments predominantly based on each segment’s proportional share of gross earned premiums.
Non-underwriting disclosures.  We provide additional disclosures for corporate and other (non-underwriting) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Aspen Group, certain strategic and non-recurring costs, changes in fair value of derivatives and changes in fair value of loan notes issued by variable interest entities, interest expense, net realized and unrealized foreign exchange gains or losses and income taxes, which are not allocated to the business segments. Corporate expenses are not allocated to our business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to our segment operations.
We do not allocate our assets by business segment as we evaluate underwriting results of each segment separately from the results of our investment portfolio. Segment profit or loss for each of our business segments is measured by underwriting profit or loss. Refer to Note 5 of our consolidated financial statements, “Segment Reporting” for information on gross and net premiums written and earned, underwriting results, and combined ratios and reserves for each of our business segments.

Reinsurance
Our reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. For a more detailed description of this segment, refer to Part I, Item 1, “Business — Business Segments — Reinsurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Gross written premiums.  The table below shows our gross written premiums for each line of business in our reinsurance segment for the twelve months ended December 31, 2018, 2017 and 2016 and the percentage change in gross written premiums for each line of business:

	For the Twelve Months Ended December 31,
Lines of Business	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property catastrophe reinsurance	$262.8	(5.9)%	$279.3	2.3%	$273.0
Other property reinsurance	346.0	(1.2)%	350.3	6.7%	328.2
Casualty reinsurance	328.1	2.9%	319.0	(0.5)%	320.6
Specialty reinsurance	558.8	(6.9)%	599.9	22.1%	491.4
Total	$1,495.7	(3.4)%	$1,548.5	9.6%	$1,413.2
The decrease in gross written premiums in property catastrophe reinsurance was primarily due to the recognition of $22.2 million of reinstatement premiums associated with the catastrophe events which occurred in 2017 compared with $12.6 million of reinstatement premiums associated with the catastrophe losses that occurred in 2018. The decrease in gross written premiums in other property reinsurance was due to a reduction in risk excess and pro rata premiums. The increase in gross written premiums in casualty reinsurance was due to favorable adjustments to prior year premium estimates. The decrease in gross written premiums in specialty reinsurance was largely due to reductions in engineering and mortgage business which offset growth in agriculture reinsurance business.
The 9.6% increase in gross written premiums for the twelve months ended December 31, 2017 compared to the equivalent period in 2016 was primarily due to $22.2 million of reinstatement premiums associated with catastrophe losses recognized in 2017 partially offset by premium reductions due to challenging market conditions and downward revisions on premium estimates. The increase in gross written premiums in other property reinsurance was largely due to reductions in premium estimates for proportional contracts in the comparative period. Gross written premiums in casualty reinsurance decreased slightly due to reductions in U.S. casualty treaty business lines. The increase in gross written premiums in specialty reinsurance was predominantly due to growth in agriculture insurance business, as well as growth in engineering and cyber business lines.
Ceded written premiums. Total ceded written premiums in 2018 were $312.8 million, an increase of $14.3 million compared to 2017. The increase in ceded written premiums in property catastrophe reinsurance was due to ceding business to Peregrine, a non-consolidated entity, which business had previously been ceded to Silverton, a consolidated entity. The decrease in ceded written premiums in specialty reinsurance was due to a reduction in retrocession costs for our agriculture business.
Total ceded written premiums in 2017 were $298.5 million, an increase of $154.5 million compared to $144.0 million in 2016. Ceded written premiums increased across all lines of business due to the purchase of a whole account quota share contract in the first quarter of 2017. Ceded written premiums increased in property catastrophe reinsurance and other property reinsurance due to new business opportunities which were written in conjunction with an increase in retrocession. Ceded written premiums also increased in property catastrophe reinsurance and other property reinsurance due to the recognition of ceded costs to reinstate cover following catastrophe losses. The increase in ceded written premiums in specialty reinsurance was due to an increase in retrocession costs in connection with a fronting arrangement written as part of the transitional arrangements following the sale of our agriculture business in December 2017.
Net premiums earned. Net premiums earned increased by $50.3 million, or 4.2%, in 2018 compared to 2017 largely due to increased gross earned premiums from credit and surety business written in our specialty reinsurance business line, partially offset by increased ceded costs. Net premiums earned increased by $24.2 million, or 2.0%, in 2017 compared to 2016 largely due to increased business written in specialty reinsurance and inwards reinstatement premiums associated with catastrophe losses, partially offset by increased ceded costs.
Losses and loss adjustment expenses. The loss ratio was 73.8% in 2018, a decrease of 18.8 percentage points compared to 92.6% in 2017. The decrease in the loss ratio was mainly due to a $245.1 million decrease in catastrophe losses which offset a $24.3 million increase in large losses and a $13.4 million decrease in reserve releases. In 2018, our reinsurance segment experienced $222.2 million of catastrophe losses, net of reinsurance recoveries, including $49.3 million from Typhoon Jebi, $15.3 million from Hurricane Florence, $2.9 million from Winter Storm Friederike, $28.7 million from Hurricane Michael, $70.5 million from the wildfires in California, $6.4 million from Typhoon Trami and $49.1 million from other U.S. and Asian weather-related events. Large losses experienced during 2018 included $13.0 million of credit and surety losses, $26.7 million of fire-related losses, and $9.9 million in relation to the construction of a dam, compared with $25.3 million of fire-related losses in 2017.
The loss ratio in 2017 increased to 92.6% compared to 55.7% in 2016 mainly due to an increase in catastrophe losses of $352.5 million and a $5.2 million decrease in prior year reserve releases compared to 2016 and $25.3 million of large fire related losses, the largest of which was a fire in a chemical plant, compared with no large losses in 2016. In 2017, our reinsurance segment experienced $467.3 million of catastrophe losses, net of reinsurance recoveries, including $72.1 million from Hurricane Harvey, $119.6 million from Hurricane Irma, $57.1 million from Hurricane Maria, $16.6 million from the earthquakes in Mexico, $7.2 million from a tornado in Mississippi, $5.7 million from Cyclone Debbie in Australia, $125.8 million from the wildfires in California and $32.9 million from U.S. weather-related events.
The $13.4 million reduction in prior year reserve releases from $81.8 million in the twelve months ended December 31, 2017 to $68.4 million in the current period was primarily due to a reduction in reserve releases in our casualty reinsurance and specialty reinsurance business lines. The reserve releases in 2017 included a $13.1 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa and adverse development of $12.8 million in casualty reinsurance due to the U.K. Ministry of Justice decision to increase the discount rate used to calculate lump sum awards in U.K. bodily injury cases, known as the Ogden rate. The $5.2 million decrease in prior year reserve releases from $87.0 million in the twelve months ended December 31, 2016 compared to $81.8 million in 2017 was due predominantly to a decrease in reserve releases from casualty lines. Prior year reserve releases are further discussed below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs were $260.9 million for the twelve months ended December 31, 2018, equivalent to 20.8% of net premiums earned (2017 — $235.5 million or 19.5% of net premiums earned; 2016 — $226.4 million or 19.2% of net premiums earned). The increase in the acquisition ratio was due predominantly to the impact on net earned premiums from ceding a greater proportion of written premiums to third parties as well as an increase of commission expense for crop business in the reinsurance segment following the sale of AgriLogic. The increase in policy acquisition expense ratio in 2017 compared with 2016 was due to an increase in profit commission accruals and the prior period benefiting from FET refunds.
Our general and administrative expenses decreased by $38.8 million from $157.3 million in 2017 to $118.5 million in 2018. Our general and administrative expense ratio was 9.4% in 2018 compared to 13.0% in 2017 due primarily to a reduction in administration costs following the sale of AgriLogic and lower provisions for performance-related remuneration. Our general and administrative expense ratio of 13.0% in 2017 decreased from 15.1% in 2016 due to a lower provision for performance-related remuneration.

Insurance
Our insurance segment consists of property and casualty insurance, marine, aviation and energy insurance, and financial and professional lines insurance. For a more detailed description of this segment, refer to Part I, Item 1, “Business — Business Segments — Insurance” and Note 5 of our consolidated financial statements, “Segment Reporting.”
Gross written premiums.  The table below shows our gross written premiums for each line of business for the twelve months ended December 31, 2018, 2017 and 2016 and the percentage change in gross written premiums for each line:

	For the Twelve Months Ended December 31,
Lines of Business	2018		2017		2016
	($ in millions)	% change	($ in millions)	% change	($ in millions)
Property and casualty insurance	$903.9	5.5%	$856.9	(0.2)%	$858.2
Marine, aviation and energy insurance	368.4	(4.4)%	385.3	(2.8)%	396.3
Financial and professional lines insurance	678.9	19.1%	570.2	19.0%	479.3
Total	$1,951.2	7.7%	$1,812.4	4.5%	$1,733.8
The increase in gross written premiums in property and casualty insurance was largely attributable to growth in our U.K. regional and U.S excess casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to reductions in aviation and Lloyd’s marine hull following the decision to exit these lines in the third quarter of 2018. These reductions were partially offset by growth in U.S. inland marine, marine and energy liability and U.S. ocean marine business lines. The increase in gross written premiums in financial and professional lines insurance was largely attributable to growth in U.S. professional lines, management liability, accident and health, and credit and political risk business lines.
The decrease in gross written premiums in 2017 compared to 2016 in property and casualty insurance was largely attributable to reductions in primary global casualty and program business as a result of a change in our appetite for this type of business, partially offset by growth in our U.K. regional and excess casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to continued challenging market conditions in marine and energy liability and aviation business lines. The increase in gross written premiums in financial and professional lines insurance was largely attributable to growth in our management liability, surety, cyber and accident and health business lines.
Ceded written premiums. Total ceded written premiums for 2018 was $1,052.1 million, an increase of $202.2 million from 2017. Ceded written premiums increased primarily due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs.
Ceded reinsurance for 2017 was $849.9 million, an increase of $440.6 million from 2016. Ceded reinsurance increased as a result of the impact from restructuring our ceded reinsurance arrangements in the second half of 2016 and in particular through the use of significant quota share reinsurance arrangements which aim to reduce earnings volatility and benefit the expense ratio through an increase in over-rider commissions. Ceded written premiums also increased across all lines of business due to the purchase of a whole account quota share contract and due to the recognition of ceded costs to reinstate cover following catastrophe losses.
Net premiums earned. Net premiums earned decreased by $142.2 million, or 12.9%, in 2018 compared to 2017 due to the impact from the increase in the proportion of business ceded to our quota share treaties. Net premiums earned decreased by $354.9 million, or 24.4%, in 2017 compared to 2016 due to the impact from the decreases in ceded written premiums in 2017.
Losses and loss adjustment expenses. The loss ratio in 2018 was 67.4% compared to 79.8% in 2017. The improvement in the loss ratio in 2018 was primarily due a $56.2 million decrease in catastrophe losses, a $47.6 million decrease in large losses and a $19.1 million increase in prior year reserve releases which offset the impact from a decrease in net earned premiums. The loss ratio in 2017 of 79.8% increased from 63.1% in 2016 due primarily to an $18.7 million reduction in prior year reserve releases and a $57.1 million increase in catastrophe losses.
In 2018, the insurance segment experienced $52.5 million of catastrophe losses, net of reinsurance recoverables, due to $4.7 million from U.K. winter storms, $5.8 million from Hurricane Florence, $14.5 million from wildfires in California, $9.6 million from Hurricane Michael, $1.3 million from an Alaskan Earthquake and $16.6 million from other U.S. and Asian weather-related events. Large losses experienced during 2018 included a $6.6 million trade credit loss and $13.0 million of fire-related losses.
In 2017, the insurance segment experienced $108.7 million of catastrophe losses, consisting of $22.4 million from Hurricane Harvey, $20.6 million from Hurricane Irma, $13.2 million from Hurricane Maria, $10.2 million from wildfires in California and

$42.3 million associated with U.S. weather-related events. Large losses experienced during 2016 included $38.7 million of fire-related losses, a $12.6 million surety loss, an $11.1 million loss related to cyber and terrorism and a $4.8 million refinery explosion.
In 2016, the insurance segment experienced $51.6 million of catastrophe losses, consisting of $39.9 million associated with U.S. weather-related events and $11.7 million associated with Hurricane Matthew. Large losses included $32.7 million of energy-related losses, $11.8 million of fire-related losses and a $4.2 million aviation loss.
In 2018, there were reserve releases of $42.7 million compared to $23.6 million of reserve releases in 2017. The reserve releases were primarily from property and casualty and marine, aviation and energy lines. The reserve releases in 2017 were principally from our marine, aviation and energy business lines which included an additional $15.4 million reinsurance recovery in respect of an offshore energy-related loss that occurred in Africa which offset adverse development in property and casualty insurance and financial and professional lines insurance. The reserve releases in 2016 were predominantly from marine, energy and aviation insurance and financial and professional lines insurance offsetting adverse development in our property and casualty insurance. Prior year reserve releases are further discussed under “Reserves for Losses and Loss Adjustment Expenses” below.
Policy acquisition, general and administrative expenses.  Amortization of deferred policy acquisition costs were $110.7 million in 2018, equivalent to 11.6% of net premiums earned (2017 — $165.0 million or 15.0% of net premiums earned; 2016 — $302.5 million or 20.8% of net earned premium). The decrease in the acquisition expense ratio in 2018 compared with 2017 was largely due to an increase in over-rider commissions associated with an increase in ceded reinsurance. The decrease in the acquisition expense ratio in 2017 compared with 2016 was due to lower profit commission accruals and an increase in over-rider commissions.
Our general and administrative expenses decreased by $14.7 million to $239.2 million in 2018 from $253.9 million in 2017. Our general and administrative expense ratio was 25.0% in 2018 compared to 23.1% in 2017 as although there was a reduction in direct costs including accruals for performance-related pay this was less significant than the reduction in net earned premiums due to the increase in ceded costs. General and administrative expenses of $253.9 million in 2017 increased from $228.4 million in 2016 largely due to costs associated with growth in the business.
Balance Sheet
Total cash and investments
As at December 31, 2018 and December 31, 2017, total cash and investments, including accrued interest receivable, were $7.8 billion and $8.7 billion, respectively. Total cash and investments decreased mainly as a result of increased payments associated with the increase in ceded written premiums and due to increased claims payments during 2018 associated with catastrophe losses in 2017. Our investment strategy is focused on delivering stable investment income and total return through all market cycles while maintaining appropriate portfolio liquidity and credit quality to meet the requirements of our customers, rating agencies and regulators.
As of December 31, 2018, our investments consisted of a diversified portfolio of fixed income securities including U.S. Dollar BBB Emerging Market Debt and money market funds. Our overall portfolio strategy remains focused on high quality fixed income investments.  In the first quarter of 2018, we took advantage of rising equity markets and sold our remaining equity portfolio. Proceeds from the sales were reinvested into a core fixed income strategy. As at December 31, 2018, the Company had a 4.5% position in BBB Emerging Market Debt and a 1.3% position in a real estate fund representing in total 5.8% of our Managed Portfolio. As at December 31, 2017 the Company had a 5.8% position in equities, a 4.0% position in U.S. Dollar BBB Emerging Market Debt and a 0.2% in risk asset portfolio cash representing in total 10.0% of our Managed Portfolio.
Book yield for the year ended December 31, 2018 on the fixed income portfolio was 2.69%, an increase of 13 basis points from 2.56% at December 31, 2017, as a result of rising interest rates. Our fixed income portfolio duration as at December 31, 2018 was 3.54 years compared to 3.90 as at December 31, 2017. As at December 31, 2018, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio being rated “A” or higher. The average rating of our mortgage-backed securities was AA+. As at December 31, 2017, the average credit quality of our fixed income portfolio was “AA-,” with 88.9% of the portfolio being rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lowest rating was used.
Unrealized losses in the available for sale investment portfolio, net of taxes, were $66.8 million as at December 31, 2018, a reduction of $76.5 million from the net $9.7 million unrealized gain as at December 31, 2017.
As at December 31, 2018, we had investments in four entities classified as other investments, equity method: a micro-insurance incubator (“MVI”), Bene Assicurazioni (“Bene”), Digital Risk Resources, LLC (“Digital Re”) and Crop Re Services LLC (“Crop Re”). For further information regarding these investments, see Note 6 of our consolidated financial statements, “Investments.” On December 20, 2017, the Company committed to, and during 2018 invested $100.0 million as a limited partner to a real estate fund, classified as other investments. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. On September 19, 2018, the Company received a demand for the final capital call of $13.8 million and paid the capital on September 28, 2018.
The composition of our cash and investments as at December 31, 2018 and 2017 is summarized below:

	As at December 31, 2018		As at December 31, 2017
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed Income Securities — Available for Sale
U.S. government	$1,404.2	17.9%	$1,159.4	13.3%
U.S. agency	47.4	0.6	52.1	0.6
Municipal	47.2	0.6	54.9	0.6
Corporate	2,206.2	28.3	2,415.7	27.8
Non-U.S. government-backed corporate	93.2	1.2	91.3	1.1
Foreign government	402.6	5.1	484.9	5.6
Asset-backed	17.3	0.2	26.2	0.3
Agency mortgage-backed	1,012.6	12.9	946.5	10.9
Total Fixed Income Securities — Available for Sale	$5,230.7	66.8%	$5,231.0	60.2%
Fixed Income Securities — Trading
U.S. government	147.7	1.9%	161.9	1.9%
Municipal	2.7	—	32.2	0.4
Corporate	720.2	9.2	1,046.3	12.0
Non-U.S. government-backed corporate	—	—	1.0	—
Foreign government	265.4	3.4	202.5	2.3
Asset-backed	2.4	—	9.9	0.1
Agency mortgage-backed securities	49.4	0.6	195.5	2.3
Total Fixed Income Securities — Trading	$1,187.8	15.1%	$1,649.3	19.0%
Total other investments, equity method	67.1	0.9	66.4	0.8
Total other investments (1)	102.5	1.3	—	—
Total catastrophe bonds — trading	36.2	0.5	32.4	0.4
Total equity securities — trading	—	—	491.0	5.7
Total short-term investments — available for sale	105.6	1.3	89.9	1.0
Total short-term investments — trading	9.5	0.1	73.0	0.8
Total cash and cash equivalents	1,083.7	14.0	1,054.8	12.1
Total Cash and Investments	$7,823.1	100.0%	$8,687.8	100.0%
__________________

(1)	Total other investments represents our investment in a real estate fund. For further information refer to Note 6 our consolidated financial statements, “Investments.”

Our mortgage-backed portfolio is supported by loans diversified across a number of geographic and economic sectors. The following table summarizes the fair value of our mortgage-backed securities by rating and class as at December 31, 2018:

	AAA	AA and Below	Total
	($ in millions)
Agency	$—	$1,062.0	$1,062.0
Non-agency commercial	—	—	—
Total mortgage-backed securities	$—	$1,062.0	$1,062.0
The average rating of our mortgage-backed portfolio was AA+.
Sub-prime securities. We define sub-prime related investments as those supported by, or containing, sub-prime collateral based on creditworthiness. We do not invest directly in sub-prime related securities.
Equity securities. Equity securities consisted of U.S. and foreign equity securities and after rebalancing equity investments across subsidiary company balance sheets in 2015 were all classified as trading. In the fourth quarter of 2016 and the third quarter of 2017, we took advantage of rising equity markets and sold $200.0 million and $208.1 million respectively, of our equity portfolio. Similarly, in the first quarter of 2018, we sold the remainder of our equity portfolio. The total investment return from trading equity portfolios for the twelve months ended December 31, 2018, 2017 and 2016 were as follows:

	For the Twelve Months Ended
Trading Equity Portfolio	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Dividend income	$2.1	$13.6	$20.4
Realized investment gains	69.5	47.0	31.7
Change in net unrealized gains, gross of tax	(75.7)	21.2	9.6
Realized foreign exchange gains/(losses)	4.9	(1.7)	(24.1)
Net unrealized foreign exchange (losses)/gains	(0.6)	24.8	7.8
Total investment return from the trading equity portfolio	$0.2	$104.9	$45.4
Valuation of Investments
Fair Value Measurements.  Our estimates of fair value for financial assets and liabilities are based on the framework established in the fair value accounting guidance included in ASC Topic 820, Fair Value Measurements and Disclosures. For a description of the framework, see Note 8 of our consolidated financial statements, “Fair Value Measurements.”
Valuation of Investments, Equity Method.  The value of our investments in MVI, Chaspark, Bene, Digital Re and Crop Re are based on our share of the capital position of the entities which includes income and expenses reported in quarterly management accounts. Each of MVI, Chaspark, Bene, Digital Re and Crop Re is subject to annual audit evaluating the financial statements of the entities. We periodically review the management accounts of MVI, Chaspark, Bene, Digital Re and Crop Re and evaluate the reasonableness of the valuation of our investment.
Valuation of Other Investments. The Company’s other investments represent our investment in a real estate fund. Adjustments to the fair value are made based on the net asset value of the investment. The net valuation criteria established by the manager of such investments are established in accordance with the governing documents and the asset manager’s valuation guidelines, which consider a two part approach: the discounted cash flows approach and the performance multiple approach, which uses a multiple/capitalization rate derived from market metrics from comparable companies or assets to produce operating performance metrics. Alternative valuation methodologies may be employed for investments with unusual characteristics.
Other-than-temporary Impairment of Investments.  We review all our available for sale fixed income and equity investments on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. There was a $Nil OTTI charge for the twelve months ended December 31, 2018 (2017 —$0.7 million).
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
Reserves by segment.  As at December 31, 2018, we had total net loss and loss adjustment expense reserves of $4,996.6 million (December 31, 2017 — $5,234.3 million). This amount represented our best estimate of the ultimate liability for payment of losses and loss adjustment expenses. Of the total gross reserves for unpaid losses of $7,074.2 million at the balance sheet date of December 31, 2018, a total of $3,969.8 million, or 56.1%, represented IBNR claims (December 31, 2017 — $3,720.8 million and 55.1%, respectively). The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at December 31, 2018 and 2017, respectively:

	As at December 31, 2018
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,309.8	$(466.2)	$2,843.6
Insurance	3,764.4	(1,611.4)	2,153.0
Total losses and loss expense reserves	$7,074.2	$(2,077.6)	$4,996.6

	At December 31, 2017
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,186.4	$(269.3)	$2,917.1
Insurance	3,563.1	(1,245.9)	2,317.2
Total losses and loss expense reserves	$6,749.5	$(1,515.2)	$5,234.3
The increase in reinsurance recoverables in 2018 was due predominantly to additional reinsurance purchased to reduce earnings volatility. The recoveries in the reinsurance segment are generally associated with catastrophes and levels of recoveries fluctuate based on the type of catastrophe.
The gross reserves may be further analyzed between outstanding claims and IBNR as at December 31, 2018 and 2017 as follows:

	As at December 31, 2018
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,349.9	$1,959.9	$3,309.8	59.2%
Insurance	1,786.4	1,978.0	3,764.4	52.5%
Total losses and loss expense reserves	$3,136.3	$3,969.8	$7,074.2	56.1%

	As at December 31, 2017
	Gross Outstandings	Gross IBNR	Gross Reserve	% IBNR
	($ in millions, except for percentages)
Reinsurance	$1,440.0	$1,746.4	$3,186.4	54.8%
Insurance	1,588.7	1,974.4	3,563.1	55.4%
Total losses and loss expense reserves	$3,028.7	$3,720.8	$6,749.5	55.1%

Prior year loss reserves.  For the twelve months ended December 31, 2018, there was an overall reduction in our estimate of ultimate net claims to be paid in respect of prior accident years. An analysis of this reduction by business segment is as follows for each of the twelve months ended December 31, 2018, 2017 and 2016:

	For the Twelve Months Ended
Business Segment	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Reinsurance	$68.4	$81.8	$87.0
Insurance	42.7	23.6	42.3
Total losses and loss expense reserves reductions	$111.1	$105.4	$129.3

For the twelve months ended December 31, 2018. The analysis of the development by each segment is as follows:
Reinsurance. Net reserve releases of $68.4 million in 2018 were mainly as a result of favorable development in property catastrophe reinsurance, other property reinsurance and specialty reinsurance lines. The property catastrophe and other property reinsurance business lines reported favorable development due to reductions in estimated losses from 2017 catastrophes. The specialty reinsurance business lines reported net reserve releases due primarily to favorable development on marine reinsurance lines.
Insurance. Net reserve releases of $42.7 million in 2018 were mainly as a result of favorable development in property and casualty and marine, aviation and energy lines with only modest reserves releases for financial and professional lines. The property and casualty business lines reported favorable development due to reductions in estimated losses from 2017 catastrophes. The marine, aviation and energy business lines reported net reserve releases due primarily to favorable development on U.S energy lines.
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
Insurance.Net reserve releases of $23.6 million in 2017 were mainly as a result of favorable development and the recognition of additional prior year ceded recoveries in our marine, aviation and energy business line in respect of an offshore energy-related loss that occurred in Africa. Net reserves were strengthened in property and casualty lines due to adverse development in our casualty lines following the change in the Ogden rate which impacted our U.K. employer’s liability and U.K. public liability business and increases in loss reserves associated with the purchase of an adverse development cover. Financial and professional lines reported an increase in prior year reserves due to adverse development in the management liability account.
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

Capital Management
We maintain our capital at an appropriate level as determined by our internal risk appetite and the financial strength required by our customers, regulators and rating agencies. We monitor and review our group and operating entities’ capital and liquidity positions on an ongoing basis. The following table shows our capital structures as at December 31, 2018 compared to December 31, 2017:

	As at December 31, 2018	At December 31, 2017
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,144.1	$2,416.6
Preference shares (liquidation preferences net of issue costs)	511.9	511.9
Long-term debt	424.7	549.5
Loan Notes issued by Silverton (1)	4.6	86.6
Total capital	$3,085.3	$3,564.6
____________________

(1)	We do not consider the Loan Notes issued by Silverton to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at December 31, 2018, total shareholders’ equity was $2,656.0 million compared to $2,928.5 million as at December 31, 2017. Our total shareholders’ equity as at December 31, 2018 includes two classes of preference shares with a total value as measured by their respective liquidation preferences of $511.9 million net of share issuance costs (December 31, 2017 — $511.9 million, two classes of preference shares).
Our preference shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Such securities are often referred to as “hybrids” as they have certain attributes of both debt and equity. Management monitors the ratio of the total of debt and hybrids to total capital which was 30.4% as of December 31, 2018 (December 31, 2017 — 30.5%). Total capital is defined as being shareholders’ equity plus outstanding debt and excluding loan notes issued by variable interest entities.
Our senior notes are the only material debt issued by Aspen Holdings currently outstanding. As at December 31, 2018 and 2017, the value of debt less amortization expenses was $424.7 million and $549.5 million, respectively. In addition to the senior notes issued by Aspen Holdings, we have also reported $4.6 million of debt issued by Silverton. For further information relating to Silverton, refer to Note 7 of our consolidated financial statements, “Variable Interest Entities.”
Management monitors the ratio of debt to total capital which was 13.8% as at December 31, 2018 (December 31, 2017 — 15.8%).
The principal capital management transactions during 2018 were as follows:

•	On June 18, 2018, we redeemed $125.0 million of our 6.00% Senior Notes due 2020 resulting in a realized loss, or make-whole payment, of $8.6 million.

•
Under the terms of the Merger Agreement we are restricted from declaring or paying any dividends on our ordinary shares other than the quarterly dividends on our ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement.

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

•
For the twelve months ended December 31, 2017, we acquired and canceled a total of 648,941 ordinary shares in open market repurchases. We paid a total consideration of $30.0 million and an average price of $46.23 per ordinary share for the twelve months ended December 31, 2017. As at December 31, 2017, we had $220.0 million remaining under our then existing $500.0 million share repurchase authorization program.

On April 16, 2018, Kendall Re Ltd. (“Kendall Re”), a Bermuda-exempted company was licensed and registered as a special purpose insurer under the Bermuda Insurance Act 1978 and related regulations, each as amended. On April 25, 2018 Kendall Re issued $225.0 million Series 2018-1 Class A Principal At-Risk Variable Rate Notes due May 6, 2021 under a variable rate note program from which the proceeds have been used to provide Aspen Bermuda Limited with fully-collateralized retrocessional reinsurance protections against losses from a range of international perils, which include: U.S. named storms, U.S. and Canada earthquakes, U.S. severe thunderstorms, U.S. wildfires, U.S. winter storms and European windstorms. The results and balance sheet of Kendall Re is not included within the consolidated financial statements of the Company because the Company holds no variable or voting interest in Kendall Re.
Access to capital.  Our business operations are in part dependent on our financial strength, the opinions of the independent rating agencies thereof as discussed elsewhere in this report and the market’s perception thereof, as measured by total shareholders’ equity, which was $2,656.0 million as at December 31, 2018 (December 31, 2017 — $2,928.5 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or equity financing. Our continuing ability to access the capital markets is dependent on, among other things, our operating results, market conditions and our perceived financial strength. Refer to Part I, Item 1A, “Risk Factors — We may repurchase additional capital in the future, which may not be available or may only be available on unfavorable terms.” We regularly monitor our capital and financial position, as well as investment and securities market conditions, both in general and with respect to Aspen Holdings’ securities. Our ordinary shares and all our preference shares are listed on the NYSE.
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
During the year ended December 31, 2018, Aspen Holdings received dividends of $338.2 million (2017 — $360.0 million) from Aspen Bermuda and $2.1 million (2017 — $Nil) from Aspen Managing Agency Limited.
As at December 31, 2018, Aspen Holdings held $59.3 million (December 31, 2017 — $111.4 million) of cash, cash equivalents and investments. Management considers the current cash and cash equivalents, together with dividends declared or expected to be declared by subsidiary companies and our credit facilities, sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. The liquidity requirements of Aspen Holdings have reduced given that, under the Merger Agreement, Aspen is restricted from declaring or paying any dividends other than the quarterly dividends on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay us dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. In line with common market practice for regulated institutions, the PRA previously requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided that such dividend payment and Aspen U.K.’s subsequent capital position are within Aspen U.K.’s board-approved solvency capital risk appetite. We do not expect to suffer tax on foreign earnings since our significant source of earnings outside of Bermuda is the U.K. and no taxes are imposed on profits repatriated from the U.K. to Bermuda. For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, refer to Part I, Item 1 “Business — Regulatory Matters.” For a discussion of the volatility and liquidity of our other investments, refer to Part I, Item 1A, “Risk Factors — Market and Liquidity Risks,” and for a discussion of the impact of insurance losses on our liquidity, refer to Part I, Item 1A, “Risk Factors — Insurance Risks” and Note 15 of our consolidated financial statements, “Statutory Requirements and Dividend Restrictions.”
Operating Subsidiaries. As at December 31, 2018, the Operating Subsidiaries held $930.4 million (December 31, 2017 — $821.7 million) in cash and short-term investments that are readily realizable securities. The increase is largely due the balance held at 2017 year end being lower than in previous years due to costs associated with the increase in ceded reinsurance and the significant level of claims activity in 2017. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at December 31, 2018 and for the foreseeable future.
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
The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders, or restricted for other reasons. The following table shows the forms of collateral or other security provided in respect of these obligations and undertakings as at December 31, 2018 and December 31, 2017:

	As at December 31, 2018	At December 31, 2017
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,033.9	$1,455.0
Third party	2,511.7	2,425.3
Letters of credit / guarantees	771.1	658.5
Investment commitment — real estate fund	—	100.0
Other investments — real estate fund	$102.5	$—
Total restricted assets	$4,419.2	$4,638.8
Total as percent of investable assets	56.4%	53.4%
See Note 19(a), “Commitments and Contingencies — Restricted Assets” of our consolidated financial statements for further detail on our trust fund balances which we are required to maintain in accordance with contractual obligations to policyholders and in compliance with regulatory requirements.
Consolidated cash flows for the twelve months ended December 31, 2018. Total net cash flow used in operations for the twelve months ended December 31, 2018 was $304.5 million, a $193.0 million increase in cash used from the equivalent period in 2017. The increase in cash used in operations for the twelve months ended December 31, 2018 is mainly attributable to ceded reinsurance costs, an increase in paid claims and payments of accrued expenses. For the twelve months ended December 31, 2018, the cash flow used in operations required funds to be realized from the investment portfolio. We paid net claims of $1,726.7 million in 2018 and generated cash inflows of $657.3 million from investing and net purchases and sales of equipment during the period.

We paid ordinary share and preference share dividends of $73.4 million and $125.0 million was used to redeem a portion of our 6.00% Senior Notes due 2020. At December 31, 2018, we had a balance of cash and cash equivalents of $1,083.7 million.
Consolidated cash flows for the twelve months ended December 31, 2017. Total net cash flow used in operations for the twelve months ended December 31, 2017 was $111.5 million, a decrease of $564.7 million from the equivalent period in 2016. The negative cash flows for the twelve months ended December 31, 2017, were due to the significant increase in ceded reinsurance costs and claims activity in 2017. We paid net claims of $1,555.1 million in 2017, and generated cash inflows of $419.0 million from investing and net purchases and sales of equipment during the period. We paid ordinary and preference share dividends of $92.4 million, and $30.0 million was used to repurchase ordinary shares. At December 31, 2017, we had a balance of cash and cash equivalents of $1,054.8 million.
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
Contractual Obligations and Commitments
The following table summarizes our contractual obligations (other than our obligations to employees and our Preference Shares) under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at December 31, 2018:

	2019	2020	2021	2022	2023	Later Years	Total
	($ in millions)
Operating lease obligations	$17.5	$16.0	$14.6	$9.9	$8.8	$74.6	$141.4
Long-term debt obligations(1)	—	125.0	—	—	300.0	—	425.0
Reserves for losses and LAE(2)	1,853.7	1,343.3	963.5	699.4	514.8	1,699.5	7,074.2
Total	$1,871.2	$1,484.3	$978.1	$709.3	$823.6	$1,774.1	$7,640.6
__________________

(1)
The long-term debt obligations disclosed above do not include the $21.5 million annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the loan notes issued by Silverton in the amount of $4.6 million.

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

For a detailed description of our operating lease obligations, refer to Part I, Item 2, “Properties.”

Off-Balance Sheet Arrangements

As at December 31, 2018, we were not party to any off-balance sheet arrangements, as defined by Item 303(a)(4) of Regulation S-K, to which an entity unconsolidated with us is a party that management believes is reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that we believe is material to investors.

In November 2016, Peregrine, a subsidiary of the Company, was registered as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. As at December 31, 2018, Peregrine had formed four segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company’s consolidated financial statements.
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
We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed interest securities. As at February 2019, although inflation is currently low, we consider that in the medium-term there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments. Refer to Part I, Item 1A, “Risk Factors — Market and Liquidity Risks — Our results of operations and investment portfolio may be materially affected by conditions impacting the level of interest rates in the global capital markets and major economies, such as central bank policies in interest rates and the rate of inflation.”

Reconciliation of Non-U.S. GAAP Financial Measures
Basic book value per ordinary share is calculated by dividing net assets available to holders of Aspen Holdings’ ordinary shares by the number of ordinary shares outstanding. Diluted book value per ordinary share is calculated by dividing net assets available to holders of Aspen Holdings’ ordinary shares by the number of ordinary shares and dilutive potential ordinary shares outstanding using the treasury stock method.
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

	As at December 31, 2018	As at December 31, 2017
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,656.0	$2,928.5
Accumulated other comprehensive income, net of taxes	121.9	55.9
Preference shares less issue expenses	(511.9)	(511.9)
Non-controlling interest	(3.7)	(2.7)
Ordinary dividends	42.9	56.2
Adjusted total shareholders’ equity	$2,305.2	$2,526.0

Ordinary shares	59,743,156	59,474,085
Diluted ordinary shares	60,320,879	60,202,409

Book Value Per Share
Basic	$35.83	$40.59
Diluted	$35.48	$40.10
Adjusted Diluted	$38.22	$41.96
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

	As at December 31, 2018	As at December 31, 2017
	($ in millions)
Total shareholders’ equity	$2,656.0	$2,928.5
Non-controlling interest	(3.7)	(2.7)
Preference shares less issue expenses	(511.9)	(511.9)
Average adjustment	156.8	386.0
Average equity	$2,297.2	$2,799.9

Operating income, a non-U.S. GAAP financial measure, is an internal performance measure used by us in the management of our operations. It represents after-tax operational results excluding, as applicable, after-tax: net realized and unrealized gains or losses on investments, net realized and unrealized foreign exchange gains or losses, changes to the fair value of derivatives and amortization of intangible assets and other non-recurring income or expenses which includes adviser fees associated with the Merger Agreement. In 2018 we also excluded expenses related to the make-whole payment associated with the partial redemption of the 2020 Senior Notes. We exclude after-tax net realized and unrealized capital gains or losses, after-tax net foreign exchange gains or losses and changes in the fair value of derivatives from our calculation of operating income because the amount of these gains or losses is heavily influenced by, and fluctuates in part, according to the availability of market opportunities. We believe these amounts are largely independent of our business and underwriting process and including them distorts the analysis of trends in our operations. In addition to presenting net income determined in accordance with U.S. GAAP, we believe that showing operating income enables investors, analysts, rating agencies and other users of our financial information to more easily analyze our results of operations in a manner similar to how management analyzes our underlying business performance. Operating income should not be viewed as a substitute for U.S. GAAP net income.

	As at December 31, 2018	As at December 31, 2017
	($ in millions)
Net income/(loss) after tax	$(145.8)	$(266.4)
Add (deduct) after tax income:
Net realized and unrealized investment losses/(gains)	64.1	(115.8)
Net realized and unrealized exchange losses	3.1	20.5
Realized loss on the debt extinguishment	8.6	—
Changes to the fair value of derivatives	26.6	(22.0)
Amortization and other non-operating expenses (1)	75.2	28.0
Proportion due to non-controlling interest	(1.0)	(1.3)
Operating income/(loss) after tax and non-controlling interest	$30.8	$(357.0)
Preference Shares dividends	$(30.5)	$(36.2)
Operating income/(loss) available to ordinary shareholders	$0.3	$(393.2)
  _______________

(1)
Non-operating expenses in 2018 includes $37.5 million of expenses related to the Effectiveness and Efficiency Program, $39.0 million of advisor fees related to the Merger and $11.3 million of retention costs, offset by the write back of a $14.1 million buy out provision.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to four types of market risk: interest rate risk, equity risk, foreign currency risk and credit risk.
Interest rate risk.  Our investment portfolio consists primarily of fixed income securities. Fluctuations in interest rates have a direct impact on the market valuation of these securities. Accordingly, our primary market risk exposure is to changes in interest rates. As interest rates rise, the market value of our fixed-income portfolio falls and the converse is also true. We manage interest rate risk by maintaining a short to medium duration to reduce the effect of interest rate changes on book value. Refer to Note 23 of our consolidated financial statements, “Subsequent Events” for information on the interest rate swaps we executed in January 2019.
As at December 31, 2018, our fixed income portfolio had an approximate duration of 3.54 years. The table below depicts interest rate change scenarios and the effect on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	0	50	100
	($ in millions, except percentages)
Market Value	$7,071.8	$6,950.9	$6,830.0	$6,709.1	$6,588.2
Gain/Loss	$241.8	$120.9	$—	$(120.9)	$(241.8)
Percentage of Portfolio	3.5%	1.8%	—	(1.8)%	(3.5)%
Corresponding percentage at December 31, 2016	3.9%	1.9%	—	(1.9)%	(3.9)%
Equity risk.  In the first quarter of 2018, we sold the remainder of our equity portfolio and we are therefore no longer exposed to equity price risk, defined as the potential for loss in market value due to a decline in equity prices, in our investment portfolio.
Foreign currency risk.  Our reporting currency is the U.S. Dollar. The functional currencies of our operations are U.S. Dollars, British Pounds, Euros, Swiss Francs, Australian Dollars, Canadian Dollars and Singaporean Dollars. As at December 31, 2018, approximately 88.3% of our cash and investments was held in U.S. Dollars (2017 — 88.5%), approximately 5.3% were in British Pounds (2017 — 5.7%) and approximately 6.5% were in currencies other than the U.S. Dollar and the British Pound (2017 — 5.9%). For the twelve months ended December 31, 2018, 16.7% of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound (2017 —17.3%) and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in 2019.
Other foreign currency amounts are remeasured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of ordinary shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the year, net of tax, is a component of comprehensive income. Both the remeasurement and translation are calculated using current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent that our foreign currency exposure is not properly managed or otherwise hedged which would in turn adversely affect our results of operations and financial condition. Management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at December 31, 2018 would have impacted reported net comprehensive income by approximately $15.9 million (2017 — $3.6 million).
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
As at December 31, 2018, we held foreign exchange contracts that were not designated as hedging under ASC 815 - “Derivatives and Hedging” with an aggregate notional value of $1,257.3 million (2017 — $751.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2018, the impact of foreign exchange contracts on net income was a loss of $31.8 million (December 31, 2017 — gain of $27.7 million).
As at December 31, 2018, we held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate notional value of $94.3 million (2017 — $60.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and the movement in other comprehensive income representing the effective portion was a loss of $2.1 million for the twelve months ended December 31, 2018 (December 31, 2017 — gain of $3.0 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2018, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized loss of $1.2 million (December 31, 2017 — gain of $4.4 million).
Credit risk.  We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at December 31, 2018, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2017 — “AA-”).
In addition, we are exposed to the credit risk of our insurance and reinsurance brokers to whom we make claims payments for our policyholders, as well as to the credit risk of our reinsurers and retrocessionaires who assume business from us. Other than fully collateralized reinsurance, the substantial majority of our reinsurers have a rating of “A” (Excellent), the third highest of fifteen rating levels, or better by A.M. Best and the minimum rating of any of our material reinsurers is “A-” (Excellent), the fourth highest of fifteen rating levels, by A.M. Best. The total amount recoverable by the Company from reinsurers as at December 31, 2018 was $2,077.6 million (2017 — $1,515.2 million) of which $1,497.8 million was uncollateralized (2017 — $1,001.9 million). As at December 31, 2018, of the Company’s uncollateralized reinsurance recoverables, 15.7% (2017 — 17.0%) were with Munich Re which is rated A+ by A.M. Best and AA- by S&P, 10.2% (2017 — 13.8%) were with Lloyd’s of London Syndicates which are rated A by A.M. Best and A+ by S&P and 10.2% (2017 — 7.7%) with Everest Re which is rated A+ by A.M Best and A+ by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at December 31, 2018.

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
Changes in Internal Control Over Financial Reporting
As part of the Effectiveness and Efficiency Program, Aspen UK Services, Aspen U.S. Services and Aspen Bermuda entered into an outsourcing agreement, dated April 1, 2018, with Genpact (UK) Limited, a company registered in England and Wales. Under the outsourcing agreement, Genpact will provide Aspen with a range of operational business processes, primarily from their offshore service center in Guragaon, India to enable Aspen to deliver greater operating effectiveness and efficiencies. On August 31, 2018, Aspen UK Services, Aspen U.S. Services and Aspen Bermuda entered into an outsourcing agreement with Cognizant Worldwide Limited, a company registered in England, on August 31, 2018 for the provision of information technology services also to enable Aspen to deliver greater operating effectiveness and efficiencies. Management has assessed the impact from the outsourcing agreements and has concluded that the outsourcing agreements do not have a material impact on the internal controls over financial reporting.
Management’s assessment of the overall effectiveness of our internal controls over financial reporting was based on the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
For management’s report on internal control over financial reporting, as well as the independent registered public accounting firm’s report thereon, see pages F-2 and F-3 of this report.

Item 9B.	Other Information
Section 219 of the Iran Threat Reduction and Syria Human Rights Act (“TRA”) added to Section 13(r) to the Securities Exchange Act of 1934 (15 U.S.C. § 78m) to require all issuers that file annual or quarterly reports with the Securities and Exchange Commission to disclose certain activities relating to Iran. Many of the activities that Section 13(r) requires be reported were previously subject to U.S. sanctions or prohibited by applicable local law. On January 16, 2016, the United States and the European Union eased sanctions against Iran pursuant to the Joint Comprehensive Plan of Action and many of the reportable activities are no longer subject to U.S. sanctions and no longer prohibited by applicable local law.
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
Except as otherwise stated above, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r) during the quarter ended December 31, 2018. Should any other such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by Item 10 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than April 30, 2019.
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
Item 11. Executive Compensation
The information required by Item 11 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than April 30, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 relating to the security ownership of certain beneficial owners and management is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than April 30, 2019.
Information required by Item 12 relating to securities authorized for issuance under the equity compensation plans is included in the following table as at December 31, 2018:
Equity Compensation Plan Information
The table below includes securities to be issued upon exercise of outstanding options and other awards granted pursuant to our 2013 Share Incentive Plan, as amended, Amended 2006 Stock Option Plan, 2008 Employee Share Purchase Plan (the “2008 Employee Share Purchase Plan”) and 2008 Sharesave Scheme (the “2008 Sharesave Scheme” and, together with the 2008 Employee Share Purchase Plan, the “2008 Employee Purchase Plans”) as at December 31, 2018 and shares reserved for future issuance under the foregoing plans. Under the Merger Agreement, the 2008 Employee Purchase Plans will be terminated immediately prior to the consummation of the Merger, subject to and contingent upon the consummation of the Merger.

	A	B	C
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity compensation plans approved by security holders (1)	576,792	—	1,770,063	(3) (4)
Equity compensation plans not approved by security holders	—	—	—
Total	576,792	—	1,770,063	(3) (4)
____________________

(1)
In respect of performance shares, this includes (i) 28,566 performance shares that have been earned based on applicable performance testing prior to December 31, 2018 and (ii) 178,666 performance shares that are subject to performance testing after December 31, 2018 which we have assumed will vest at 100.0% of target performance (the actual number of performance shares earned can range from 0.0% to 200.0% of target based on applicable performance testing).

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

(4)
Includes 588,037 ordinary shares authorized and remaining available for issuance under the 2008 Employee Purchase Plans as at December 31, 2018. Of these, 4,376 ordinary shares under the 2008 Employee Purchase Plans were subject to purchase rights as at December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than April 30, 2019.
Item 14. Principal Accounting Fees and Services
The information required by Item 14 is incorporated herein by reference to our definitive proxy statement or amendment to this Form 10-K to be filed with the SEC no later than April 30, 2019.

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
2.1
Agreement and Plan of Merger, dated as of August 27, 2018, by and among Aspen Insurance Holdings Limited, Highlands Holdings, Ltd, and Highlands Merger Sub, Ltd (incorporated herein by reference to exhibit 2.1 to the Current Report on Form 8-K filed on August 28, 2018)

3.1	Certificate of Incorporation and Memorandum of Association (incorporated herein by reference to exhibit 3.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

3.2	Amendments to the Memorandum of Association (incorporated by reference to exhibit 3.2 of the Company’s Current Report on Form 8-K filed on May 4, 2009)

3.3	Amended and Restated Bye-laws, dated December 10, 2018, filed with this report

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to exhibit 4.1 to the Company’s 2003 Registration Statement on Form F-1 (Registration No. 333-110435))

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

4.5
Third Supplemental Indenture, dated November 13, 2013, between the Company, as issuer, and Deutsche Bank Trust Company Americas, as trustee (incorporated herein by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 13, 2013)

4.6
Form of Certificate of Designations of the Company’s 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares, dated May 2, 2013 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013)

4.7
Specimen Certificate for the Company’s 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 2, 2013)

4.8
Form of Certificate of Designation of the Company’s 5.625% Perpetual Non-Cumulative Preference Shares, dated September 20, 2016 (incorporated herein by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

4.9
Specimen Certificate for the Company’s 5.625% Perpetual Non-Cumulative Preference Shares (incorporated herein by reference to the form of which is in exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 21, 2016)

10.1
Service Agreement, dated September 24, 2004, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2004)*

10.2
Amendment Agreement, dated October 28, 2014, between Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2014)*

10.3
Change of Control Employment Agreement, dated February 23, 2015, among Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.4
International Assignment Letter, executed on June 6, 2018, between Mr. Christopher O’Kane and Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on June 8, 2018)*

10.5
Addendum to a Change of Control Employment Agreement, dated March 15, 2018, between Charles Christopher O’Kane, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2018)*

10.6
Service Agreement, dated May 19, 2014, between Scott Kirk and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.7
Change of Control Employment Agreement, dated February 23, 2015, between Scott Kirk, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.8
Retention Letter, dated August 13, 2018, between Scott Kirk and Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2018)*

10.9
Addendum to a Change of Control Employment Agreement, dated March 15, 2018, between Scott Kirk, Aspen Insurance UK Services Limited and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 19, 2018)*

10.10
Employment Agreement, dated January 12, 2004, between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.8 to the Company’s Annual Report on Form 10-K for fiscal year ended December 31, 2005, filed on March 6, 2006)*

10.11
Addendum, dated February 5, 2008, to the Employment Agreement dated January 12, 2004 between Brian Boornazian and Aspen Insurance U.S. Services Inc. (incorporated herein by reference to exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.12
Amendment to Brian Boornazian’s Employment Agreement, dated October 28, 2008 (incorporated herein by reference to exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 3, 2008), as further amended, dated December 31, 2008 (incorporated herein by reference to exhibit 10.9 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 26, 2009)*

10.13
Amendment No. 2 to Brian Boornazian’s Employment Agreement, dated February 11, 2010 (incorporated herein by reference to exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.14
Change of Control Employment Agreement, dated February 23, 2015, between Brian Boornazian, Aspen Insurance U.S. Services Inc. and the Company (Addendum to Employment Agreement) (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed on February 23, 2015)*

10.15
Separation Agreement, Dated March 28, 2018, between Brian Boornazian and Aspen U.S. Services (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018)*

10.16
Service Agreement, dated September 4, 2014, between Stephen Postlewhite and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 19, 2016)*

10.17
Change of Control Agreement, dated February 23, 2015, between Stephen Postlewhite, Aspen Insurance UK Services Limited and the Company (Addendum to Service Agreement) (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 19, 2016)*

10.18
Settlement Agreement, dated May 9, 2018, between Mr. Stephen Postlewhite and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed on July 5, 2018)*

10.19
Employment Agreement, dated October 29, 2008, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.20
Amendment to Employment Agreement, dated March 11, 2013, between Thomas Lillelund and Aspen UK Services Limited (incorporated herein by reference to exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.21
Amendment to Employment Agreement, dated May 14, 2013, between Thomas Lillelund and Aspen UK Services Limited (incorporated herein by reference to exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.22
Amendment to Employment Agreement, dated December 9, 2013, between Thomas Lillelund and Aspen UK Services Limited (incorporated herein by reference to exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.23
Change of Control Agreement, dated March 3, 2016, between Thomas Lillelund, Aspen Insurance UK Services Limited and the Company (Addendum to Employment Agreement) (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.24
Service Agreement, dated June 29, 2016, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.25
International Assignment Letter, dated June 29, 2016, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.26
Letter, dated August 29, 2018, between Thomas Lillelund and Aspen Insurance UK Services Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 31, 2018)*

10.27
Form of Retention Bonus Agreement (incorporated herein by reference to exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on February 22, 2017)*

10.28
Appointment Letter, dated April 19, 2007, between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2007, filed on May 9, 2007)*

10.29
Appointment Letter, dated May 6, 2010 between Glyn Jones and the Company (incorporated herein by reference to exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for three months ended March 31, 2010, filed on May 7, 2010)*

10.30
Aspen Insurance Holdings Limited 2003 Share Incentive Plan, as amended, dated February 6, 2008 (incorporated herein by reference to exhibit 10.12 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed on February 29, 2008)*

10.31
Amendment to the Aspen Insurance Holdings Limited Amended 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2008, filed on November 10, 2008)*

10.32
Aspen Insurance Holdings Limited 2013 Share Incentive Plan (incorporated herein by reference to exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 20, 2014)*

10.33
Aspen Insurance Holdings Limited 2016 Stock Incentive Plan for Non-Employee Directors (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2016, filed on August 4, 2016)*

10.34
Employee Share Purchase Plan, including the International Employee Share Purchase Plan of Aspen Insurance Holdings Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 5, 2008)*

10.35
Aspen Insurance Holdings Limited Revised 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed on May 7, 2010)*

10.36
Amended 2008 Sharesave Scheme (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.37
Amendment to the Forms of Performance Share Award Agreements relating to grants in 2007, 2008 and 2009 under the 2003 Share Incentive Plan (incorporated herein by reference to exhibit 10.51 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed on February 26, 2010)*

10.38
Form of 2014 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014, filed on August 5, 2014)*

10.39
Form of 2015 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed on April 30, 2015)*

10.40
Form of 2016 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.41
Form of 2017 Performance Share Award Agreement (incorporated herein by reference to exhibit 10.35 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.42	Form of 2018 Performance Share Award Agreement, filed with this report*

10.43
Form of Restricted Share Unit Award Agreement (U.S. version) (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.44
Form of Restricted Share Unit Award Agreement (U.K version) (incorporated herein by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.45
Form of Restricted Share Unit Award Agreement (U.S. recipients) (incorporated herein by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.46
Form of Restricted Share Unit Award Agreement (U.K. recipients) (incorporated herein by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed on April 28, 2016)*

10.47
Form of 2017 Restricted Share Unit Award Agreement (U.K. recipients) (incorporated herein by reference to exhibit 10.48 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.48
Form of 2017 Restricted Share Unit Award Agreement (U.S. recipients) (incorporated herein by reference to exhibit 10.49 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed on February 22, 2018)*

10.49	Form of 2018 Restricted Share Unit Award Agreement (Executive recipients) filed with this report*

10.50	Form of 2018 Restricted Share Unit Award Agreement (non-Executive recipients) filed with this report*

10.51
Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed on May 1, 2014)*

10.52
Amended and Restated Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2014, filed on November 7, 2014)*

10.53
Master Confirmation, dated September 28 2007, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended September 30, 2007 filed on November 8, 2007)**

10.54
Supplemental Confirmation, dated as of February 26, 2013, between the Company and Goldman, Sachs & Co relating to the accelerated share repurchase (incorporated herein by reference to exhibit 10.2 to the Company’s Quarterly Report for the three months ended March 31, 2013 filed on April 29, 2013)**

10.55
Amended and Restated Credit Agreement, dated as of June 12, 2013, among the Company, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2013)

10.56
First Amendment to Amended and Restated Credit Agreement, dated December 12, 2014, among the Company, various subsidiaries thereof, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 15, 2014)

10.57
Second Amended Restated Credit Agreement, dated March 27, 2017, among the Company, various subsidiaries therefor, various lenders and Barclays Bank plc, as administrative agent (incorporated herein by reference to exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017 filed on May 4, 2017)

10.58
Insurance Letters of Credit - Master Agreement, dated December 15, 2003, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.59
Assignment Agreement, dated October 11, 2006, among Aspen Bermuda Limited (formerly known as Aspen Insurance Limited), Citibank, N.A., Citibank Ireland Financial Services plc and The Bank of New York (incorporated herein by reference to exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.60
Reinsurance Deposit Agreement, dated October 11, 2006, between Aspen Bermuda Limited (formerly known as Aspen Insurance Limited) and Citibank Ireland Financial Services plc. (incorporated herein by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on October 13, 2006)

10.61
Committed Letter of Credit Facility, dated July 30, 2012, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 31, 2012)

10.62
Committed Letter of Credit Facility, dated June 30, 2014, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on July 3, 2014)

10.63
Committed Letter of Credit Facility, dated June 30, 2016, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on June 30, 2016)

10.64
Deed of Amendment, dated June 29, 2018, between Aspen Bermuda Limited and Citibank Europe plc (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 3, 2018)

10.65
Amended and Restated Pledge Agreement, dated December 18, 2014, between Aspen Bermuda Limited and Citibank Europe plc, as successor by assignment to Citibank, N.A. (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 18, 2014)

10.66
Outsourcing Agreement, dated April 20, 2018, between Aspen Insurance UK Services Limited, Aspen Insurance U.S. Services, Inc., Aspen Bermuda Limited and Genpact International, Inc. (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on April 26, 2018)

10.67
Novation Agreement, dated June 29, 2018, between Aspen Insurance UK Services Limited, Aspen Insurance U.S. Services Inc., Aspen Bermuda Limited, Genpact International, Inc. and Genpact (UK) Limited (incorporated herein by reference to exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 5, 2018)

10.68
Outsourcing Agreement, dated as of August 31, 2018, between Aspen Insurance UK Services Limited, Aspen Insurance U.S. Services Inc., Aspen Bermuda Limited and Cognizant Worldwide Limited (incorporated herein by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 7, 2018)

14.1	Code of Business Conduct and Ethics, as amended on August 1, 2018 (incorporated herein by exhibit 14.1 to the Company’s Current Report on Form 8-K filed on August 1, 2018)

21.1	Subsidiaries of the Company, filed with this report

23.2	Consent of KPMG LLP, filed with this report

24.1	Power of Attorney for officers and directors of Aspen Insurance Holdings Limited (included on the signature page of this report)

31.1	Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report

32.1
Officer Certification of Christopher O’Kane, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report

101
The following financial information from Aspen Insurance Holdings Limited’s annual report on Form 10-K for the year ended December 31, 2018 formatted in XBRL: (i) Consolidated Statements of Operations and Comprehensive Income for the twelve months ended December 31, 2018, 2017 and 2016; (ii) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017; (iii) Consolidated Statements of Shareholders’ Equity for the twelve months ended December 31, 2018, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the twelve months ended December 31, 2018, 2017 and 2016; and (v) Notes to the Audited Consolidated Financial Statements, tagged as blocks of text and in detail***

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
Date: February 13, 2019
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

Pursuant to the requirements of the Securities Act of 1934, this Form 10-K has been signed by the following persons in the capacities indicated on February 13, 2019.

Signature	Title
/s/ Glyn Jones	Chairman and Director
Glyn Jones

/s/ Christopher O’Kane	Chief Executive Officer (Principal Executive Officer)
Christopher O’Kane

/s/ Scott Kirk	Chief Financial Officer (Principal Financial Officer)
Scott Kirk

/s/ Grahame Dawe	Chief Accounting Officer (Principal Accounting Officer)
Grahame Dawe

/s/ Albert Beer	Director
Albert Beer

/s/ Matthew Botein	Director
Matthew Botein

/s/ John Cavoores	Director
John Cavoores

/s/ Gary Gregg	Director
Gary Gregg

/s/ Heidi Hutter	Director
Heidi Hutter

/s/ Gordon Ireland	Director
Gordon Ireland

/s/ Karl Mayr	Director
Karl Mayr

/s/ Bret Pearlman	Director
Bret Pearlman

/s/ Ronald Pressman	Director
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as at December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment in accordance with the criteria, we believe that our internal control over financial reporting is effective as at December 31, 2018.
The Company’s internal control over financial reporting as at December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, who also audited our consolidated financial statements. KPMG LLP’s attestation report on internal control over financial reporting appears on page F-3.

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Aspen Insurance Holdings Limited
Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aspen Insurance Holdings Limited and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and other comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes and financial schedules I - V (collectively, the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Basis for Opinion
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Managements Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 13, 2019

ASPEN INSURANCE HOLDINGS LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
For The Twelve Months Ended December 31, 2018, 2017 and 2016
($ in millions, except share and per share amounts)

	Twelve Months Ended December 31,
	2018	2017	2016
Revenues
Net earned premium	$2,214.7	$2,306.6	$2,637.3
Net investment income	198.2	189.0	187.1
Realized and unrealized investment gains	110.0	148.9	108.4
Other income	9.0	8.9	5.7
Total revenues	2,531.9	2,653.4	2,938.5
Expenses
Losses and loss adjustment expenses	1,573.0	1,994.7	1,576.1
Amortization of deferred policy acquisition costs	371.6	400.5	528.9
General, administrative and corporate expenses	491.7	502.2	490.1
Interest on long-term debt	25.9	29.5	29.5
Change in fair value of derivatives	31.8	(27.7)	24.6
Change in fair value of loan notes issued by variable interest entities	4.4	(21.2)	17.1
Realized and unrealized investment losses	174.7	28.4	63.2
Realized loss on debt extinguishment	8.6	—	—
Net realized and unrealized foreign exchange losses/(gains)	3.5	23.9	(1.8)
Other expenses	2.7	4.9	1.3
Total expenses	2,687.9	2,935.2	2,729.0
(Loss)/income from operations before income tax	(156.0)	(281.8)	209.5
Income tax benefit/(expense)	10.2	15.4	(6.1)
Net (loss)/income	$(145.8)	$(266.4)	$203.4
Amount attributable to non-controlling interest	(1.0)	(1.3)	(0.1)
Net (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(146.8)	$(267.7)	$203.3
Other Comprehensive (Loss)/Income:
Available for sale investments:
Reclassification adjustment for net realized gains/(losses) on investments included in net income	$5.2	$(4.0)	$(9.9)
Change in net unrealized gains on available for sale securities held	(86.5)	(10.8)	(29.1)
Net change from current period hedged transactions	(2.1)	3.0	0.6
Change in foreign currency translation adjustment	21.5	(56.4)	(28.0)
Other comprehensive (loss), gross of tax	(61.9)	(68.2)	(66.4)
Tax thereon:
Reclassification adjustment for net realized losses on investments included in net income	(0.7)	0.4	1.0
Change in net unrealized gains on available for sale securities held	5.5	1.6	0.3
Net change from current period hedged transactions	0.3	(0.4)	0.1
Change in foreign currency translation adjustment	(9.2)	15.8	0.3
Total tax on other comprehensive (loss)/income	(4.1)	17.4	1.7
Other comprehensive (loss), net of tax	(66.0)	(50.8)	(64.7)
Total comprehensive (loss)/income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$(212.8)	$(318.5)	$138.6
Per Share Data
Weighted average number of ordinary share and share equivalents (1)
Basic	59,655,507	59,753,886	60,478,740
Diluted	59,655,507	59,753,886	61,860,689
Basic (loss)/earnings per ordinary share adjusted for preference share dividends	$(2.97)	$(5.22)	$2.67
Diluted (loss)/earnings per ordinary share adjusted for preference share dividends	$(2.97)	$(5.22)	$2.61
____________________

(1)
The basic and diluted number of ordinary shares for the twelve months ended December 31, 2018 and 2017 is the same as the inclusion of dilutive securities in a loss making period would be anti-dilutive.

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2018 and December 31, 2017
($ in millions, except share and per share amounts)

	As at December 31, 2018	As at December 31, 2017
ASSETS
Investments:
Fixed income maturities, available for sale (amortized cost — $5,282.3 and $5,201.2)	$5,230.7	$5,231.0
Fixed income maturities, trading at fair value (amortized cost — $1,205.0 and $1,634.9)	1,187.8	1,649.3
Equity securities, trading at fair value (cost — $0 and $414.8)	—	491.0
Short-term investments, available for sale (amortized cost — $105.6 and $90.0)	105.6	89.9
Short-term investments, trading at fair value (amortized cost — $9.5 and $73.0)	9.5	73.0
Catastrophe bonds, trading at fair value ( cost — $37.9 and $33.5)	36.2	32.4
Investments, equity method	67.1	66.4
Other investments	102.5	—
Total investments	6,739.4	7,633.0
Cash and cash equivalents (including cash within consolidated variable interest entities of — $26.9 and $166.6)	1,083.7	1,054.8
Reinsurance recoverables:
Unpaid losses	2,077.6	1,515.2
Ceded unearned premiums	558.8	515.5
Receivables:
Underwriting premiums	1,459.3	1,496.5
Other	121.2	151.1
Funds withheld	91.8	99.8
Deferred policy acquisition costs	248.5	294.3
Derivatives at fair value	14.6	6.4
Receivables for securities sold	3.2	5.3
Office properties and equipment	73.1	75.5
Tax recoverable	—	2.3
Deferred tax assets	35.4	28.3
Other assets	—	0.5
Intangible assets and goodwill	26.3	27.9
Total assets	$12,532.9	$12,906.4

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED BALANCE SHEETS
As at December 31, 2018 and December 31, 2017
($ in millions, except share and per share amounts)

	As at December 31, 2018	At December 31, 2017
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$7,074.2	$6,749.5
Unearned premiums	1,709.1	1,820.8
Total insurance reserves	8,783.3	8,570.3
Payables
Reinsurance premiums	405.6	357.5
Income taxes payable	0.1	—
Accrued expenses and other payables	248.1	455.4
Liabilities under derivative contracts	15.1	1.0
Total payables	668.9	813.9
Loan notes issued by variable interest entities, at fair value	—	44.2
Long-term debt	424.7	549.5
Total liabilities	$9,876.9	$9,977.9
Commitments and contingent liabilities (see Note 19)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
59,743,156 shares of par value 0.15144558¢ each (December 31, 2017 — 59,474,085)	$0.1	$0.1
Preference shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2017 — 11,000,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2017 —10,000,000)	—	—
Non-controlling interest	3.7	2.7
Additional paid-in capital	967.5	954.7
Retained earnings	1,806.6	2,026.9
Accumulated other comprehensive (loss), net of taxes	(121.9)	(55.9)
Total shareholders’ equity	2,656.0	2,928.5
Total liabilities and shareholders’ equity	$12,532.9	$12,906.4

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
For The Twelve Months Ended December 31, 2018, 2017 and 2016
($ in millions)

	Twelve Months Ended December 31,
	2018	2017	2016
Ordinary shares
Beginning and end of the year	$0.1	$0.1	$0.1
Preference shares
Beginning and end of the year	—	—	—
Non-controlling interest
Beginning of the year	2.7	1.4	1.3
Net change attributable to non-controlling interest for the year	1.0	1.3	0.1
End of the year	3.7	2.7	1.4
Additional paid-in capital
Beginning of the year	954.7	1,259.6	1,075.3
New ordinary shares issued	2.7	0.5	2.5
Ordinary shares repurchased and canceled	—	(30.0)	(75.0)
Preference shares issued	—	—	241.3
Preference shares redeemed and canceled	—	(293.2)	—
Preference share redemption costs(1)	—	8.0	—
Share-based compensation (2)	10.1	9.8	15.5
End of the year	967.5	954.7	1,259.6
Retained earnings
Beginning of the year	2,026.9	2,392.3	2,283.6
Net (loss)/income for the year	(145.8)	(266.4)	203.4
Dividends on ordinary shares	(42.9)	(56.2)	(52.7)
Dividends on preference shares	(30.5)	(36.2)	(41.8)
Preference share redemption costs (1)	—	(8.0)	—
Net change attributable to non-controlling interest for the year	(1.0)	(1.3)	(0.1)
Dividends due to non-controlling interest	(0.1)	(0.1)	(0.1)
Share-based payment (3)	—	2.8	—
End of the year	1,806.6	2,026.9	2,392.3
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the year	(67.7)	(27.1)	0.6
Change for the year, net of income tax	12.3	(40.6)	(27.7)
End of the year	(55.4)	(67.7)	(27.1)
Gain/(loss) on derivatives, net of taxes:
Beginning of the year	2.1	(0.5)	(1.2)
Net change from current period hedged transactions	(1.8)	2.6	0.7
End of the year	0.3	2.1	(0.5)
Unrealized appreciation on available for sale investments, net of taxes:
Beginning of the year	9.7	22.5	60.2
Change for the year, net of taxes	(76.5)	(12.8)	(37.7)
End of the year	(66.8)	9.7	22.5
Total accumulated other comprehensive (loss), net of taxes	(121.9)	(55.9)	(5.1)

Total shareholders’ equity	$2,656.0	$2,928.5	$3,648.3
____________________

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

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2018, 2017 and 2016
($ in millions)

	Twelve Months Ended December 31,
	2018	2017	2016
Cash flows (used in)/from operating activities:
Net (loss)/income	$(145.8)	$(266.4)	$203.4
Proportion due to non-controlling interest	(1.0)	(1.3)	(0.1)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	43.4	62.2	51.5
Share-based compensation	10.1	9.8	15.5
Realized and unrealized investment (gains)	(110.0)	(148.9)	(108.4)
Realized and unrealized investment losses	174.7	28.4	63.2
Deferred tax (benefit)/expenses	(7.1)	(32.5)	9.4
Change in fair value of loan notes issued by variable interest entities	4.4	(21.2)	17.1
Net realized and unrealized investment foreign exchange (gains)/losses	(0.8)	(15.0)	1.4
Net change from current period hedged transactions	(1.8)	2.6	0.7
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	402.5	1,292.2	466.2
Unearned premiums	(91.6)	174.1	23.9
Reinsurance recoverables:
Unpaid losses	(575.8)	(943.7)	(219.9)
Ceded unearned premiums	(44.8)	(257.6)	(87.6)
Other receivables	29.9	(48.2)	1.4
Deferred policy acquisition costs	41.7	69.4	2.4
Reinsurance premiums payable	52.1	23.8	234.0
Funds withheld	8.0	(26.7)	(37.1)
Premiums receivable	31.6	(88.7)	(271.1)
Income tax payable	1.6	15.9	(20.1)
Accrued expenses and other payable	(88.2)	147.0	75.7
Fair value of derivatives and settlement of liabilities under derivatives	5.9	(16.6)	16.4
Long-term debt and loan notes issued by variable interest entities	(44.0)	(70.6)	12.2
Other assets	0.5	0.5	3.1
Net cash (used in)/generated by operating activities	$(304.5)	$(111.5)	$453.2

See accompanying notes to the consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
For The Twelve Months Ended December 31, 2018, 2017 and 2016 ($ in millions)

	Twelve Months Ended December 31,
	2018	2017	2016
Cash flows from/(used in) investing activities:
(Purchases) of fixed income securities — Available for sale	$(1,785.6)	$(1,573.2)	$(2,236.7)
(Purchases) of fixed income securities — Trading	(1,260.9)	(1,312.9)	(973.3)
Proceeds from sales and maturities of fixed income securities — Available for sale	1,647.1	2,018.8	2,307.9
Proceeds from sales and maturities of fixed income securities — Trading	1,661.0	957.6	593.7
(Purchases) of equity securities — Trading	(16.5)	(131.3)	(195.3)
Net proceeds of catastrophe bonds — Trading	(4.1)	7.4	12.8
Proceeds from sales of equity securities — Trading	505.6	316.3	372.0
(Purchases) of short-term investments — Available for sale	(130.8)	(130.7)	(224.6)
Proceeds from sale of short-term investments — Available for sale	113.2	189.5	242.9
(Purchases) of short-term investments — Trading	(16.4)	(96.0)	(190.6)
Proceeds from sale of short-term investments — Trading	78.9	212.0	14.1
Net change in (payable)/receivable for securities (purchased)/sold	(5.5)	(9.9)	12.7
(Purchases) of other investments — real estate fund	(100.0)	—	—
Net proceeds in (purchases)/sales from other investments	—	(0.5)	—
(Net) purchases of equipment	(27.3)	(35.0)	(23.7)
Sale of investment	—	9.3	—
Net (purchases) of investments, equity method	(1.4)	(2.4)	(3.3)
Payments for acquisitions and investments, net of cash acquired	—	—	(59.5)
Net cash from/(used in) investing activities	657.3	419.0	(350.9)

Cash flows (used in)/from financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	2.7	0.5	2.5
Ordinary shares repurchased	—	(30.0)	(75.0)
Proceeds from the issuance of preference shares, net of issuance costs	—	—	241.3
Preference share redemption	—	(293.2)	—
Proceeds from loan notes issued by Silverton	—	—	105.0
Repayment of long-term debt issued by Silverton	(86.4)	(115.6)	(89.3)
Dividends paid on ordinary shares	(42.9)	(56.2)	(52.7)
Dividends paid on preference shares	(30.5)	(36.2)	(41.8)
Dividends paid to non-controlling interest	(0.1)	(0.1)	—
Contingent consideration - earn out provision settlement	(11.7)	—	—
Long-term debt redeemed	(125.0)	—	—
Make-whole payment	(8.6)	—	—
Cash paid for tax withholding purposes (1)	(4.7)	(9.6)	—
Net cash (used in)/from financing activities	(307.2)	(540.4)	90.0

Effect of exchange rate movements on cash and cash equivalents	(16.7)	13.9	(18.0)

Increase/(decrease) in cash and cash equivalents	28.9	(219.0)	174.3
Cash and cash equivalents at beginning of period	1,054.8	1,273.8	1,099.5
Cash and cash equivalents at end of period	$1,083.7	$1,054.8	$1,273.8

Supplemental disclosure of cash flow information:
Net cash (received)/paid during the period for income tax	$(0.3)	$3.4	$7.0
Cash paid during the period for interest	$25.3	$29.0	$29.0
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

ASPEN INSURANCE HOLDINGS LIMITED
NOTES TO THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS
For The Twelve Months Ended December 31, 2018, 2017 and 2016
($ in millions, except share and per share amounts)

1.	History, Organization and Business Combination
History and Organization. Aspen Insurance Holdings Limited (“Aspen Holdings”) was incorporated on May 23, 2002 as a holding company headquartered in Bermuda. We underwrite specialty insurance and reinsurance on a global basis through our Operating Subsidiaries (as defined below) based in Bermuda, the United States and the United Kingdom: Aspen Insurance UK Limited (“Aspen U.K.”) and Aspen Underwriting Limited (corporate member of Lloyd’s Syndicate 4711, “AUL” and managed by Aspen Managing Agency Limited (“AMAL”)) (United Kingdom), Aspen Bermuda Limited (“Aspen Bermuda”) (Bermuda), Aspen Specialty Insurance Company (“Aspen Specialty”) and Aspen American Insurance Company (“AAIC”) (United States) (collectively, the “Operating Subsidiaries”). We also have branches in Australia, Canada, Ireland, Singapore, Switzerland and the United Arab Emirates. We established Aspen Capital Management, Ltd. and other related entities (collectively, “ACM”) to leverage our existing underwriting franchise, increase our operational flexibility in the capital markets and provide investors direct access to our underwriting expertise. References to the “Company,” the “Aspen Group,” “we,” “us” or “our” refer to Aspen Holdings or Aspen Holdings and its subsidiaries.
Business Combination. On August 27, 2018, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Highlands Holdings, Ltd., a Bermuda exempted company (“Highlands”), and Highlands Merger Sub, Ltd., a Bermuda exempted company and wholly owned subsidiary of Highlands (“Merger Sub”). Under the Merger Agreement, subject to the satisfaction or waiver of certain conditions set forth therein, and in the related statutory merger agreement, the Company will merge with and into Merger Sub in accordance with the Bermuda Companies Act (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Highlands. Highlands and Merger Sub are affiliates of certain investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager. As previously announced, Christopher O’Kane will step down from his position as Group Chief Executive Officer and director of the Board of Directors of the Company (the “Board”) on or shortly after the completion of the Merger and, subject to and contingent upon the Merger, will be replaced by Mark Cloutier.
Pursuant to the Merger Agreement, at the effective time of the Merger, each ordinary share of the Company issued and outstanding immediately prior to such time (other than ordinary shares owned by Aspen as treasury shares, owned by any subsidiary of the Company or owned by Highlands, Merger Sub or any of their respective subsidiaries, which will be canceled as set forth in the Merger Agreement) will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes. At the effective time of the Merger, each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) will remain issued and outstanding. The Merger Agreement restricts the Company from declaring or paying any dividends other than the quarterly dividends on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
All required regulatory approvals in connection with the Merger have been obtained and we anticipate that the Merger will be completed shortly. The Merger is subject to the satisfaction or waiver of a number of conditions, including, among others, the maintenance of certain financial strength ratings of the Operating Subsidiaries. The Merger Agreement also contains certain termination rights, including Highlands’ right to terminate if we suffered aggregate net losses exceeding $350 million resulting from certain catastrophic events occurring between July 1, 2018 and January 31, 2019. We do not believe that the net catastrophe losses arising from such catastrophic events during the specified period exceeded $350 million. For further details on the potential risks related to the Merger, refer to Part I, Item 1A, “Risk Factors — Risks Relating to the Merger.” For further details on the Merger, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Aspen’s Year In Review” and Note 19(d) of our consolidated financial statements, “Commitments and Contingencies — Contingent Liabilities.”

2.	Basis of Presentation and Significant Accounting Policies
The consolidated financial statements of Aspen Holdings are prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) and are presented on a consolidated basis including the transactions of all operating subsidiaries (voting interest entity’s or “VOE”) in which the Company has a controlling financial interest and variable interest entity’s (“VIE”) in which the Company is considered to be the primary beneficiary. Transactions between Aspen Holdings and its subsidiaries are eliminated within the consolidated financial statements.

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
Outward reinsurance premiums, which are paid when the Company purchases reinsurance or retrocessional coverage, are accounted for using the same accounting methodology as the Company uses for inwards premiums. Premiums payable under reinsurance contracts that operate on a “losses occurring during” basis are accounted for in full over the period of coverage while those arising from “risks attaching during” policies are expensed over the earnings period of the premiums receivable from the reinsured business. Premiums payable for retroactive reinsurance coverage and meeting the conditions of reinsurance accounting, are reported as reinsurance recoverables to the extent that those amounts do not exceed recorded liabilities relating to underlying reinsurance contracts. To the extent that recorded liabilities on an underlying reinsurance contract exceed premiums payable for retroactive coverage, a deferred gain is recognized.
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
Equity Securities. The Company’s equity securities comprise U.S. and foreign equity securities. They are classified as trading and are carried on the consolidated balance sheet at estimated fair value. The fair values are based on quoted market prices in active markets from independent pricing sources.
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
Other investments. Other investments represent the Company’s investment in a real estate fund. Adjustments to the fair value are made based on the net asset value of the investment.
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
Intangible assets are held in the consolidated balance sheet at cost less amortization and impairment. Amortization applies on a straight-line basis in respect of assets having a finite estimated useful economic life. The Company performs a qualitative assessment annually to determine whether it is more likely than not that an intangible asset considered to have an indefinite life is impaired. Goodwill is assessed annually for impairment or more frequently if circumstances indicate an impairment may have occurred.

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

(l)	Accounting for Long-term Debt Issued by Variable Interest Entities
Silverton, a consolidated variable interest entity, has issued debt instruments which are due to mature on September 16, 2019 as further described in Note 7, “Variable Interest Entities” of these consolidated financial statements. This debt is separately identified on the Company’s balance sheet and the Company has elected to record the debt at fair value due to the potential variability over the ultimate settlement value of the debt instruments.

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
The Company accounts for the disposal of subsidiary undertakings when it ceases to control the subsidiary’s assets and liabilities or the group of assets. A gain or loss is recognized and measured as the difference between the fair value of consideration received or receivable and the value of assets, liabilities and equity components de-recognized, related to that subsidiary or group of assets when deconsolidated.
Costs that are directly related to a business combination transaction are expensed in the periods in with the costs are incurred and the services are received.

(n)	Accounting Pronouncements
Accounting Pronouncements Adopted in 2018
On August 12, 2015, the Financial Standards Accounting Board (“FASB”) issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)” which delayed the effective date of ASU 2014-09 by one year. This ASU is effective for annual periods beginning after December 15, 2017. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements because insurance contracts accounted for within the scope of Topic 944, Financial Services are exempt from this ASU and the Company has immaterial other revenue.
On January 5, 2016, the FASB issued ASU 2016-1, “Financial Instruments - Overall (Subtopic 825-10)” which enhances the reporting model for financial instruments. Included within the requirements of this ASU are the following: a) equity investments to be measured at fair value with changes in fair value recognized in net income; b) a simplification of the impairment assessment of equity investments without readily determinable fair values; c) public business entities to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes; and d) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments required as a result of this ASU are effective for fiscal years beginning after December 15, 2017. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements because the Company’s equity portfolio, prior to being sold, was classified as held for trading with changes in fair value recognized through net income and no valuation allowance was required in relation to deferred tax asset related to available-for-sale securities.
On August 26, 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force)” which standardizes the presentation and classification of certain cash receipts and cash payments in the statement of cash flows under Topic 230 Statement of Cash Flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this ASU did not have a material impact on the Company’s consolidated statement of cash flows. The 2018 year end consolidated statement of cash flows has been prepared in conformity with the presentation guidance in this ASU.
On October 24, 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” which will require companies to account for the income tax effects of intercompany transfers of assets other than inventory (e.g., intangible assets) when the transfer occurs. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.
On March 10, 2017, FASB issued ASU 2017-7, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Post Retirement Benefit Cost” which changes how employers report defined benefit pension and/or other post-retirement benefit costs in their financial statements. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods beginning after December 15, 2017. As the Company does not operate a defined benefit pension scheme, the adoption of this ASU did not have a material impact on Company’s consolidated financial statements and disclosures.

On February 28, 2018, the FASB issued ASU 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10)” which amends multiple areas in Subtopic 825-10 via improvements to clarify the Codification or to correct unintended application of guidance. This ASU is effective for fiscal years beginning after December 15, 2017 and for interim periods within those fiscal years beginning after June 15, 2018. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
On February 25, 2016, the FASB issued ASU 2016-2, “Leases (Topic 842)” which supersedes the leases requirements in Topic 840 and establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018. This ASU is expected to have a material impact on the Company’s consolidated financial statements, specifically increasing the Company’s assets and liabilities by $76.4 million and $82.0 million, respectively as all leases greater than twelve months will be recognized on the balance sheet as a right of use asset and lease liability, together with a cumulative effect adjustment of $5.6 million through opening retained earnings.
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
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815)” enabling entities to better align their hedge accounting and risk management activities, while also simplifying the application of hedge accounting in certain situations. This ASU is effective for fiscal years beginning after 15 December, 2018 using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption. The Company has evaluated the provisions of ASU 2017-12 to determine how it will be affected, and no material impact is expected on the consolidated financial statements.
On February 14, 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has evaluated the provisions of ASU 2018-02 to determine how it will be affected, and no material impact is expected on the consolidated financial statements.

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” which amends the scope of Topic 718 via improvements to non-employee share-based payment accounting. Amendments include allowing companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees and includes elections that offer relief to non-public companies when measuring non-employee equity share options. This ASU will be effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Company has evaluated the provisions of ASU 2018-07 to determine how it will be affected, and no material impact is expected on the consolidated financial statements.

On October 31, 2018, the FASB issued ASU 2018-17, “Consolidation (Topic 810)” which makes targeted improvements to related party guidance for variable interest entities, requiring the reporting entity to consider indirect interests held through related parties under common control on a proportionate basis when evaluating whether a decision-makers fee is a variable interest in the primary beneficiary test. This ASU will be effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The Company is currently evaluating the provisions of ASU 2018-17 to determine how it will be affected, but no material impact is expected on the consolidated financial statements.
Other accounting pronouncements were issued during the year ended December 31, 2018 which were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Related Party Transactions
There were no related party transactions for the twelve months ended December 31, 2018 or December 31, 2017.

4.	Earnings per Ordinary Share
Basic earnings per ordinary share are calculated by dividing net income available to holders of Aspen Holdings’ ordinary shares by the weighted average number of ordinary shares outstanding. Net income available to ordinary shareholders is calculated by deducting preference share dividends and net income/(loss) attributable to non-controlling interest from net income/(loss) after tax for the period. Diluted earnings per ordinary share are based on the weighted average number of ordinary shares and dilutive potential ordinary shares outstanding during the period of calculation using the treasury stock method. The following table sets forth the computation of basic and diluted earnings per share for the twelve months ended December 31, 2018, 2017, and 2016, respectively:

	Twelve Months Ended December 31,
	2018	2017	2016

Net (loss)/income	$(145.8)	$(266.4)	$203.4
Preference share dividends	(30.5)	(36.2)	(41.8)
Preference share redemption costs (1)	—	(8.0)	—
Net profit attributable to non-controlling interest	(1.0)	(1.3)	(0.1)
Basic and diluted net (loss)/income available to ordinary shareholders	$(177.3)	$(311.9)	$161.5
Ordinary shares:
Basic weighted average ordinary shares	59,655,507	59,753,886	60,478,740
Weighted average effect of dilutive securities (2) (3)	—	—	1,381,949
Total diluted weighted average ordinary shares	59,655,507	59,753,886	61,860,689
(Loss) Earnings per ordinary share:
Basic	$(2.97)	$(5.22)	$2.67
Diluted (3)	$(2.97)	$(5.22)	$2.61
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

(3)	The basic and diluted number of ordinary shares is the same in 2018 and 2017 because the inclusion of dilutive securities in a loss making period would be anti-dilutive.
Dividends. On February 6, 2019, the Company’s Board of Directors declared the following dividends:

	Dividend	Payable on:	Record Date:
5.95% Preference Shares	$0.3719	April 1, 2019	March 15, 2019
5.625% Preference Shares	$0.3516	April 1, 2019	March 15, 2019
The Merger Agreement, dated August 27, 2018, restricts the Company from declaring or paying any dividends other than the quarterly dividends on Aspen’s ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.

5.	Segment Reporting
The Company is organized into two business segments, namely Aspen Re and Aspen Insurance. The Company has determined its reportable segments, Aspen Re and Aspen Insurance, by taking into account the manner in which management makes operating decisions and assesses operating performance. Profit or loss for each of the Company’s business segments is measured by underwriting profit or loss. Underwriting profit is the excess of net earned premiums over the sum of losses and loss expenses, amortization of deferred policy acquisition costs and general and administrative expenses. Underwriting profit or loss provides a basis for management to evaluate the segment’s underwriting performance.
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. In addition, Aspen Capital Markets forms part of property catastrophe reinsurance as it focuses primarily on property catastrophe business through the use of alternative capital. Aspen Capital Markets leverages the Company’s underwriting and analytical expertise and earns management and performance fees from the Company and other third party investors primarily through the management of ILS funds. For a more detailed description of this business segment, refer to Part I, Item 1, “Business — Business Segments — Reinsurance” above.
Insurance Segment.  The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, refer to Part I, Item 1 “Business — Business Segments — Insurance” above.
Non-underwriting Disclosures. The Company provides additional disclosures for corporate and other (non-operating) income and expenses. Corporate and other income and expenses include net investment income, net realized and unrealized investment gains or losses, expenses associated with managing the Aspen Group, certain strategic and non-recurring costs, changes in fair value of derivatives or the loan notes issued by variable interest entities, interest expenses, net realized and unrealized foreign exchange gains or losses, and income taxes, none of which are allocated to the business segments. Corporate expenses are not allocated to the Company’s business segments as they typically do not fluctuate with the levels of premiums written and are not directly related to the Company’s business segment operations. The Company does not allocate its assets by business segment as it evaluates underwriting results of each business segment separately from the results of the Company’s investment portfolio.

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
The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the twelve months ended December 31, 2018, 2017 and 2016:

	Twelve Months Ended December 31, 2018
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,495.7	$1,951.2	$3,446.9
Net written premiums	1,182.9	899.1	2,082.0
Gross earned premiums	1,593.9	1,940.5	3,534.4
Net earned premiums	1,256.4	958.3	2,214.7
Underwriting Expenses
Losses and loss adjustment expenses	927.0	646.0	1,573.0
Amortization of deferred policy acquisition costs	260.9	110.7	371.6
General and administrative expenses	118.5	239.2	357.7
Underwriting (loss)	(50.0)	(37.6)	(87.6)
Corporate expenses			(56.8)
Non-operating expenses			(77.2)	(1)
Net investment income			198.2
Realized and unrealized investment gains			110.0
Realized and unrealized investment losses			(174.7)
Realized loss on debt extinguishment			(8.6)
Change in fair value of loan notes issued by variable interest entities			(4.4)
Change in fair value of derivatives			(31.8)
Interest expense on long term debt			(25.9)
Net realized and unrealized foreign exchange (losses)			(3.5)
Other income			9.0
Other expenses			(2.7)
(Loss) before tax			(156.0)
Income tax benefit			10.2
Net (loss)			$(145.8)

Net reserves for loss and loss adjustment expenses	$2,843.6	$2,153.0	$4,996.6
Ratios
Loss ratio	73.8%	67.4%	71.0%
Policy acquisition expense ratio	20.8	11.6	16.8
General and administrative expense ratio	9.4	25.0	22.2	(2)
Expense ratio	30.2	36.6	39.0
Combined ratio	104.0%	104.0%	110.0%
 _______________

(1)
Non-operating expenses includes $37.5 million of expenses related to the Company’s operating effectiveness and efficiency program (the “Effectiveness and Efficiency Program”), $39.0 million of advisor fees related to the Merger and $11.3 million of retention costs, partially offset by the write back of a $14.1 million buy out provision.

(2)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

	Twelve Months Ended December 31, 2017
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$1,548.5	$1,812.4	$3,360.9
Net written premiums	1,250.0	962.5	2,212.5
Gross earned premiums	1,451.8	1,757.4	3,209.2
Net earned premiums	1,206.1	1,100.5	2,306.6
Underwriting Expenses
Losses and loss adjustment expenses	1,116.4	878.3	1,994.7
Amortization of deferred policy acquisition costs	235.5	165.0	400.5
General and administrative expenses	157.3	253.9	411.2
Underwriting (loss)	(303.1)	(196.7)	(499.8)
Corporate expenses			(58.3)
Non-operating expenses			(32.7)	(1)
Net investment income			189.0
Realized and unrealized investment gains			148.9
Realized and unrealized investment losses			(28.4)
Change in fair value of loan notes issued by variable interest entities			21.2
Change in fair value of derivatives			27.7
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange (losses)			(23.9)
Other income			8.9
Other expenses			(4.9)
(Loss) before tax			(281.8)
Income tax benefit			15.4
Net (loss)			$(266.4)

Net reserves for loss and loss adjustment expenses	$2,917.1	$2,317.2	$5,234.3
Ratios
Loss ratio	92.6%	79.8%	86.5%
Policy acquisition expense ratio	19.5	15.0	17.4
General and administrative expense ratio	13.0	23.1	21.8	(2)
Expense ratio	32.5	38.1	39.2
Combined ratio	125.1%	117.9%	125.7%
 ________________

(1)	Non-operating expenses includes $15.2 million of expenses related to the Company’s Effectiveness and Efficiency Program.

(2)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

	Twelve Months Ended December 31, 2016
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$1,413.2	$1,733.8	$3,147.0
Net written premiums	1,269.2	1,324.5	2,593.7
Gross earned premiums	1,317.9	1,768.4	3,086.3
Net earned premiums	1,181.9	1,455.4	2,637.3
Underwriting Expenses
Losses and loss adjustment expenses	657.9	918.2	1,576.1
Amortization of deferred policy acquisition costs	226.4	302.5	528.9
General and administrative expenses	178.2	228.4	406.6
Underwriting income	119.4	6.3	125.7
Corporate expenses			(73.8)
Non-operating expenses			(9.7)	(1)
Net investment income			187.1
Realized and unrealized investment gains			108.4
Realized and unrealized investment losses			(63.2)
Change in fair value of loan notes issued by variable interest entities			(17.1)
Change in fair value of derivatives			(24.6)
Interest expense on long term debt			(29.5)
Net realized and unrealized foreign exchange gains			1.8
Other income			5.7
Other expenses			(1.3)
Income before tax			209.5
Income tax expense			(6.1)
Net income			$203.4

Net reserves for loss and loss adjustment expenses	$2,462.1	$2,297.1	$4,759.2
Ratios
Loss ratio	55.7%	63.1%	59.8%
Policy acquisition expense ratio	19.2	20.8	20.1
General and administrative expense ratio	15.1	15.7	18.6	(2)
Expense ratio	34.3	36.5	38.7
Combined ratio	90.0%	99.6%	98.5%
_______________

(1)	Non-operating expenses includes amortization of intangibles acquired from the acquisition of AgriLogic.

(2)	The general and administrative expense ratio in the total column includes corporate and non-operating expenses.

Geographical Areas. The following summary presents the Company’s gross written premiums based on the location of the insured risk for the twelve months ended December 31, 2018, 2017 and 2016.

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Australia/Asia	$175.9	$167.3	$140.5
Caribbean	7.7	17.6	14.3
Europe	92.6	94.5	109.7
United Kingdom	290.1	258.3	231.4
United States & Canada(1)	1,875.9	1,729.3	1,597.0
Worldwide excluding United States (2)	70.1	88.1	90.7
Worldwide including United States(3)	775.8	868.6	837.2
Others	158.8	137.2	126.2
Total	$3,446.9	$3,360.9	$3,147.0
 ______________

(1)	“United States and Canada” comprises individual policies that insure risks specifically in the United States and/or Canada, but not elsewhere.

(2)	“Worldwide excluding the United States” comprises individual policies that insure risks wherever they may be across the world but specifically excludes the United States.

(3)	“Worldwide including the United States” comprises individual policies that insure risks wherever they may be across the world but specifically includes the United States.

6.     Investments
Income Statement
Investment Income. The following table summarizes investment income for the twelve months ended December 31, 2018, 2017 and 2016:

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Fixed income securities — Available for sale	$134.1	$133.3	$141.3
Fixed income securities — Trading	49.6	44.0	31.6
Short-term investments — Available for sale	1.4	0.4	0.6
Short-term investments — Trading	0.4	0.8	0.2
Fixed term deposits (included in cash and cash equivalents)	14.2	6.2	3.4
Equity securities — Trading	2.1	13.6	20.4
Catastrophe bonds — Trading	2.8	1.8	1.6
Other investments, at fair value	2.5	—	—
Total	207.1	200.1	199.1
Investment expenses	(8.9)	(11.1)	(12.0)
Net investment income	$198.2	$189.0	$187.1

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the twelve months ended December 31, 2018, 2017 and 2016:

	For the Twelve Months Ended
	December 31, 2018	December 31, 2017	December 31, 2016
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$6.4	$10.2	$18.6
Fixed income securities — gross realized (losses)	(11.4)	(6.6)	(8.3)
Short-term investments — gross realized gains	—	0.1	—
Short-term investments — gross realized (losses)	—	—	—
Cash and cash equivalents — gross realized gains	0.3	0.4	0.2
Cash and cash equivalents — gross realized (losses)	(0.5)	(0.1)	(0.6)
Other-than-temporary impairments	—	(0.7)	—
Trading:
Fixed income securities — gross realized gains	4.6	9.7	12.6
Fixed income securities — gross realized (losses)	(25.0)	(4.5)	(7.3)
Short-term investments — gross realized gains	0.1	2.7	—
Short-term investments — gross realized (losses)	(4.2)	—	—
Cash and cash equivalents — gross realized gains	1.5	1.3	0.1
Cash and cash equivalents — gross realized (losses)	(0.3)	—	(0.3)
Equity securities — gross realized gains	94.5	59.0	54.1
Equity securities — gross realized (losses)	(20.1)	(13.7)	(46.3)
Catastrophe bonds — net unrealized gains (losses)	2.2	(2.4)	—
Net change in gross unrealized (losses) gains	(112.1)	60.3	22.5
Other investments, equity method:
Gross realized and unrealized (loss) in MVI	(0.2)	(0.1)	(0.3)
Gross unrealized gain in Chaspark	—	0.9	0.3
Gross realized and unrealized gain in Digital Risk	0.4	—	—
Gross realized and unrealized (loss) in Bene	(0.9)	(0.3)	(0.1)
Gross realized gain on sale of AgriLogic	—	4.3	—
Total net realized and unrealized investment (losses)/gains recorded in the statement of operations	$(64.7)	$120.5	$45.2

Change in available for sale net unrealized (losses):
Fixed income securities	(81.3)	(14.8)	(39.0)
Change in taxes	4.8	2.0	1.3
Total change in net unrealized (losses), net of taxes recorded in other comprehensive income	$(76.5)	$(12.8)	$(37.7)

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at December 31, 2018 and December 31, 2017:

	As at December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,413.5	$6.8	$(16.1)	$1,404.2
U.S. agency	47.7	0.1	(0.4)	47.4
Municipal	46.7	1.3	(0.8)	47.2
Corporate	2,238.9	7.8	(40.5)	2,206.2
Non-U.S. government-backed corporate	93.2	0.2	(0.2)	93.2
Non-U.S government	399.8	3.6	(0.8)	402.6
Asset-backed	17.4	—	(0.1)	17.3
Agency mortgage-backed	1,025.1	6.5	(19.0)	1,012.6
Total fixed income securities — Available for sale	5,282.3	26.3	(77.9)	5,230.7
Total short-term investments — Available for sale	105.6	—	—	105.6
Total	$5,387.9	$26.3	$(77.9)	$5,336.3

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,166.5	$4.5	$(11.6)	$1,159.4
U.S. agency	51.8	0.5	(0.2)	52.1
Municipal	53.0	2.1	(0.2)	54.9
Corporate	2,391.4	36.1	(11.8)	2,415.7
Non-U.S. government-backed corporate	91.5	0.3	(0.5)	91.3
Non-U.S government	479.7	6.4	(1.2)	484.9
Asset-backed	26.3	—	(0.1)	26.2
Agency mortgage-backed	941.0	13.7	(8.2)	946.5
Total fixed income securities — Available for sale	5,201.2	63.6	(33.8)	5,231.0
Total short-term investments — Available for sale	90.0	—	(0.1)	89.9
Total	$5,291.2	$63.6	$(33.9)	$5,320.9

Fixed Income Securities, Short Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at December 31, 2018 and December 31, 2017:

	As at December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$146.6	$1.6	$(0.5)	$147.7
Municipal	2.8	—	(0.1)	2.7
Corporate	734.2	2.6	(16.6)	720.2
Non-U.S. government	268.7	1.9	(5.2)	265.4
Asset-backed	2.4	—	—	2.4
Agency mortgage-backed	50.3	0.2	(1.1)	49.4
Total fixed income securities — Trading	1,205.0	6.3	(23.5)	1,187.8
Total short-term investments — Trading	9.5	—	—	9.5
Total catastrophe bonds — Trading	37.9	0.1	(1.8)	36.2
Total	$1,252.4	$6.4	$(25.3)	$1,233.5

	As at December 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$162.3	$0.4	$(0.8)	$161.9
Municipal	32.4	—	(0.2)	32.2
Corporate	1,036.5	14.0	(4.2)	1,046.3
Non-U.S government	196.1	6.9	(0.5)	202.5
Asset-backed	9.9	—	—	9.9
Agency mortgage-backed	196.7	0.2	(1.4)	195.5
Total fixed income securities — Trading	1,634.9	21.5	(7.1)	1,649.3
Total short-term investments — Trading	73.0	—	—	73.0
Total equity securities — Trading	414.8	83.5	(7.3)	491.0
Total catastrophe bonds — Trading	33.5	—	(1.1)	32.4
Total	$2,156.2	$105.0	$(15.5)	$2,245.7
The Company classifies the financial instruments listed above as held for trading because this most closely reflects the facts and circumstances of the investments held.
As at December 31, 2018, the Company had a 4.5% position in BBB Emerging Market Debt and a 1.3% position in a real estate fund totaling 5.8% of our Managed Portfolio (December 31, 2017 — 10.0%).
Catastrophe bonds. The Company has invested in catastrophe bonds with a total value of $36.2 million as at December 31, 2018 (December 31, 2017 — $32.4 million). The bonds are either zero-coupon notes or receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2019 to 2022. The redemption value of the bonds will adjust based on the occurrence or aggregate occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, South America, Europe, Japan or Australia.
Other Investments. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. On September 19, 2018, the Company received a demand for the final capital call of $13.8 million and paid the capital on September 28, 2018. For further information on the real estate fund, refer to Note 19 in these consolidated financial statements, “Commitments and Contingencies.”

Investments — Equity Method. In January 2015, the Company, along with seven other insurance companies, established a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million. The Company made an additional investment of $0.1 million in the twelve months ended December 31, 2017 and a further investment of $0.2 million in the twelve months ended December 31, 2018.
On September 25, 2012, the Company established a subsidiary, Aspen Recoveries Limited, to take ownership of a 58.5% shareholding in Chaspark Maritime Holdings Ltd., a Singaporean registered company (“Chaspark”), with the remaining shareholding owned by other insurers. The shareholding in Chaspark represented the interest in subrogation rights arising on a contract frustration claim settlement. On March 10, 2017, Aspen Recoveries Limited received cash of $9.3 million as settlement of its share of subrogation assets held by Chaspark. In the twelve months ended December 31, 2017, the change in the value of the Company’s investment in Chaspark was an unrealized gain of $0.9 million.
On July 26, 2016, the Company purchased through its wholly-owned subsidiary, Acorn Limited (“Acorn”), a 20.0% share of Bene Assicurazioni (“Bene”), an Italian-based motor insurer for a total consideration of $3.3 million. The investment is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses. The Company made an additional investment of $1.2 million in the twelve months ended December 31, 2018.
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
On December 18, 2017, the Company acquired through its wholly-owned subsidiary, Aspen U.S. Holdings, a 23.2% share of Crop Re Services LLC (“Crop Re”), a newly formed U.S.-based subsidiary of CGB Diversified Services, Inc (“CGB DS”) in exchange for the sale of AG Logic Holdings, LLC (“AgriLogic”), the Company’s U.S. crop insurance business. Total consideration for the sale of AgriLogic consisted of the 23.2% share of Crop Re valued at $62.5 million and cash in the amount of $5.9 million. Crop Re is responsible for directing the placement of reinsurance on behalf of CGB DS and CGB Insurance Company (“CGBIC”), an Indiana insurance company affiliate of CGB DS and an RMA licensed crop insurer. The remaining 76.8% of Crop Re is owned by CGB DS. AAIC’s primary crop insurance coverage will be run-off and AAIC, or an affiliate of AAIC, will provide quota share reinsurance to CGBIC for both federal and state regulated crop insurance as part of Aspen’s ownership in Crop Re. The investment in Crop Re represents the Company’s share of the net assets of Crop Re plus a basis difference which represents the difference between the cost of the investment and the amount of underlying equity in net assets. The Company has determined that this basis difference of $62.5 million represents the value attributable to the ability of Crop Re to direct the placement of reinsurance business under the reinsurance commitment contained within the operating agreement between Crop Re and the Company. The investment in Crop Re is accounted for under the equity method and adjustments to the carrying value of this investment are made based on the Company’s share of capital, including share of income and expenses.
On September 18, 2018, Aspen U.S. Holdings sold a 60% interest in AgriLogic Consulting, LLC, its agricultural consulting business, to CGB DS and an individual investor. The Company’s residual 40% interest in AgriLogic Consulting, LLC is valued at $Nil.

The table below shows the Company’s investments in MVI, Chaspark, Bene, Digital Re and Crop Re for the twelve months ended December 31, 2018 and 2017:

	MVI	Chaspark	Bene	Digital Re	Crop Re	Total

Opening undistributed value of investment as at January 1, 2018	$0.5	$—	$2.9	$0.5	$62.5	$66.4
Investment in the period	0.2	—	1.2	—	—	1.4
Unrealized (loss)/gain for the twelve months to December 31, 2018	(0.2)	—	(0.9)	0.4	—	(0.7)
Closing value of investment as at December 31, 2018	$0.5	$—	$3.2	$0.9	$62.5	$67.1

Opening undistributed value of investment as at January 1, 2017	$0.5	$8.4	$3.2	$—	$—	$12.1
Investment in the period	0.1	—	—	2.3	62.5	64.9
Goodwill	—	—	—	(1.8)	—	(1.8)
Distribution received	—	(9.3)	—	—	—	(9.3)
Unrealized (loss)/gain for the twelve months to December 31, 2017	(0.1)	0.9	(0.3)	—	—	0.5
Closing value of investment as at December 31, 2017	$0.5	$—	$2.9	$0.5	$62.5	$66.4
Fixed Income Securities. The scheduled maturity distribution of the Company’s available for sale fixed income securities as at December 31, 2018 and December 31, 2017 is set forth below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at December 31, 2018
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$464.3	$463.5	AA-
Due after one year through five years	2,605.7	2,582.0	AA-
Due after five years through ten years	1,047.9	1,028.3	AA-
Due after ten years	121.9	127.0	AA-
Total — Government and corporate	4,239.8	4,200.8
Agency mortgage-backed	1,025.1	1,012.6	AA+
Asset-backed	17.4	17.3	AAA
Total fixed income securities — Available for sale	$5,282.3	$5,230.7

	At December 31, 2017
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$561.7	$562.4	AA
Due after one year through five years	2,486.7	2,492.2	AA-
Due after five years through ten years	1,092.2	1,097.4	A+
Due after ten years	93.3	106.3	A
Total — Government and corporate	4,233.9	4,258.3
Agency mortgage-backed	941.0	946.5	AA+
Asset-backed	26.3	26.2	AAA
Total fixed income securities — Available for sale	$5,201.2	$5,231.0

Guaranteed Investments. As at December 31, 2018 and December 31, 2017, the Company held no investments which are guaranteed by mono-line insurers, excluding those with explicit government guarantees. The Company’s exposure to other third-party guaranteed debt is primarily to investments backed by non-U.S. government guaranteed issuers.
Gross Unrealized Losses. The following tables summarize, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position for the Company’s available for sale portfolio as at December 31, 2018 and December 31, 2017:

	December 31, 2018
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$180.2	$(0.7)	$740.6	$(15.4)	$920.8	$(16.1)	103
U.S. agency	13.5	(0.2)	18.4	(0.2)	31.9	(0.4)	12
Municipal	3.1	(0.1)	25.0	(0.7)	28.1	(0.8)	9
Corporate	999.1	(15.2)	762.2	(25.3)	1,761.3	(40.5)	667
Non-U.S. government-backed corporate	14.5	—	25.8	(0.2)	40.3	(0.2)	12
Non-U.S government	64.0	(0.3)	91.0	(0.5)	155.0	(0.8)	57
Asset-backed	6.3	—	10.8	(0.1)	17.1	(0.1)	8
Agency mortgage-backed	245.7	(2.6)	447.3	(16.4)	693.0	(19.0)	253
Total fixed income securities — Available for sale	1,526.4	(19.1)	2,121.1	(58.8)	3,647.5	(77.9)	1,121
Total short-term investments — Available for sale	34.5	—	—	—	34.5	—	12
Total	$1,560.9	$(19.1)	$2,121.1	$(58.8)	$3,682.0	$(77.9)	1,133

	December 31, 2017
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Fair Market Value	Gross Unrealized Losses	Number of Securities
	($ in millions)
U.S. government	$652.1	$(5.1)	$259.8	$(6.5)	$911.9	$(11.6)	101
U.S. agency	20.1	(0.2)	6.1	—	26.2	(0.2)	10
Municipal	28.5	(0.2)	—	—	28.5	(0.2)	9
Corporate	699.3	(3.4)	360.7	(8.4)	1,060.0	(11.8)	412
Non-U.S. government-backed corporate	43.5	(0.3)	13.3	(0.2)	56.8	(0.5)	15
Non-U.S government	206.2	(0.8)	32.0	(0.4)	238.2	(1.2)	47
Asset-backed	11.1	—	10.5	(0.1)	21.6	(0.1)	11
Agency mortgage-backed	257.6	(1.9)	301.9	(6.3)	559.5	(8.2)	156
Total fixed income securities — Available for sale	1,918.4	(11.9)	984.3	(21.9)	2,902.7	(33.8)	761
Total short-term investments — Available for sale	46.9	(0.1)	—	—	46.9	(0.1)	8
Total	$1,965.3	$(12.0)	$984.3	$(21.9)	$2,949.6	$(33.9)	769

Other-than-temporary Impairments. A security is potentially impaired when its fair value is below its cost or amortized cost. The Company reviews its available for sale fixed income and equity portfolios on an individual security basis for potential OTTI each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the twelve months ended December 31, 2018 was $Nil (2017 — $0.7 million). For a more detailed description of accounting policies for OTTI, refer to Note 2(c), “Basis of Preparation and Significant Accounting Policies — Accounting for Investments, Cash and Cash Equivalents” of these consolidated financial statements.

7.	Variable Interest Entities
As at December 31, 2018, the Company had investments in two (December 31, 2017 — two) variable interest entities (“VIE”), namely Peregrine Reinsurance Ltd (“Peregrine”) and Silverton Re Ltd (“Silverton”). On March 10, 2017, Aspen Recoveries Limited received cash of $9.3 million as settlement of its share of subrogation assets held by Chaspark, discussed further in Note 6, “Investments” in these consolidated financial statements.
Peregrine. In November 2016, Peregrine, a subsidiary of the Company, was registered as a segregated accounts company under the Segregated Accounts Companies Act 2000, as amended. As at December 31, 2018, Peregrine had four segregated accounts which were funded by third party investors.
The Company has determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The four segregated accounts have not been consolidated as part of the Company’s consolidated financial statements because the Company is not the primary beneficiary of those accounts. The Company has, however, concluded that it is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the results of the Peregrine general fund are included in the Company’s consolidated financial statements. The Company’s exposure to Peregrine’s general fund is not material.
Silverton. On September 10, 2013, the Company established Silverton, a Bermuda domiciled special purpose insurer formed to provide additional collateralized capacity to support Aspen Re’s business through retrocession agreements which are collateralized and funded by Silverton through the issuance of one or more series of participating loan notes (collectively, the “Loan Notes”). Silverton is a non-rated insurer and the risks are fully collateralized by way of funds held in trust for the benefit of Aspen Bermuda and Aspen U.K., the ceding reinsurers. Silverton has not issued any Loan Notes since 2017 given that, in the future, any such quota share support for Aspen Re will be provided by a separate cell of Peregrine.
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
The following tables show the total liability balance of the Loan Notes for the twelve months ended December 31, 2018 and 2017:

	For the Twelve Months Ended December 31, 2018
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$86.6	$20.6	$107.2
Total change in fair value for the period	4.4	1.1	5.5
Total distributed in the period	(86.4)	(20.6)	(107.0)
Closing balance as at December 31, 2018	$4.6	$1.1	$5.7

Liability
Loan notes (long-term liabilities)	$—	$—	$—
Accrued expenses (current liabilities)	4.6	1.1	5.7
Total aggregate unpaid balance as at December 31, 2018	$4.6	$1.1	$5.7

	For the Twelve Months Ended December 31, 2017
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$223.4	$54.5	$277.9
Total change in fair value for the period	(21.2)	(5.3)	(26.5)
Total distributed in the period	(115.6)	(28.6)	(144.2)
Closing balance as at December 31, 2017	$86.6	$20.6	$107.2

Liability
Loan notes (long-term liabilities)	$44.2	$10.5	$54.7
Accrued expenses (current liabilities)	42.4	10.1	52.5
Total aggregate unpaid balance as at December 31, 2017	$86.6	$20.6	$107.2
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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at December 31, 2018 and December 31, 2017:

	As at December 31, 2018
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,404.2	$—	$—	$1,404.2
U.S. agency	—	47.4	—	47.4
Municipal	—	47.2	—	47.2
Corporate	—	2,206.2	—	2,206.2
Non-U.S. government-backed corporate	—	93.2	—	93.2
Non-U.S. government	268.0	134.6	—	402.6
Asset-backed	—	17.3	—	17.3
Agency mortgage-backed	—	1,012.6	—	1,012.6
Total fixed income securities available for sale, at fair value	1,672.2	3,558.5	—	5,230.7
Short-term investments available for sale, at fair value	93.7	11.9	—	105.6
Held for trading financial assets, at fair value
U.S. government	147.7	—	—	147.7
Municipal	—	2.7	—	2.7
Corporate	—	720.2	—	720.2
Non-U.S. government-backed corporate	—	—	—	—
Non-U.S. government	68.2	197.2	—	265.4
Asset-backed	—	2.4	—	2.4
Agency Mortgage-Backed	—	49.4	—	49.4
Total fixed income securities trading, at fair value	215.9	971.9	—	1,187.8
Short-term investments trading, at fair value	4.5	5.0	—	9.5
Equity investments trading, at fair value	—	—	—	—
Catastrophe bonds trading, at fair value	—	36.2	—	36.2
Other investments (1)	—	—	—	102.5

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	14.6	—	14.6
Liabilities under derivative contracts — foreign exchange contracts	—	(15.1)	—	(15.1)
Loan notes issued by variable interest entities, at fair value	—	—	—	—
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(4.6)	(4.6)
Total	$1,986.3	$4,583.0	$(4.6)	$6,667.2
______________

(1)
Other investments represents our investment in a real estate fund and is measured at fair value using the net asset value per share practical expedient. As a result this has not been classified in the fair value hierarchy. The fair value amounts presented in the table above are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets. The investment in the real estate fund is subject to restrictions as detailed in Note 19, “Commitments and Contingencies.”

Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period consistent with the date of the determination of fair value. During the twelve months ended December 31, 2018, the Company transferred $6.4 million of non-U.S. government securities from Level 1 to Level 2. There were no transfers between Level 2 and Level 3 during the twelve months ended December 31, 2018.
The Company settled $86.4 million Level 3 liabilities in respect of the Loan Notes issued by Silverton for the twelve months ended December 31, 2018. As at December 31, 2018, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

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
Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period consistent with the date of the determination of fair value. During the twelve months ended December 31, 2017, there were no transfers between Level 1, Level 2 and Level 3.
The Company settled $115.6 million Level 3 liabilities in respect to the Loan Notes issued by Silverton for the twelve months ended December 31, 2017. As at December 31, 2017, there were no the assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the twelve months ended December 31, 2018 and December 31, 2017:

Reconciliation of Liabilities Using Level 3 Inputs	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
	($ in millions)
Balance at the beginning of the period (1)	$86.6	$223.4
Distributed to third party	(86.4)	(115.6)
Total change in fair value included in the statement of operations	4.4	(21.2)
Balance at the end of the period (1)	$4.6	$86.6
 ______________

(1)	The amount classified as other payables was $4.6 million and $42.4 million as at December 31, 2018 and December 31, 2017, respectively.
Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and are carried at fair value. As at December 31, 2018 and December 31, 2017, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at December 31, 2018, the Company obtained an average of 2.2 quotes per fixed income investment compared to 2.0 quotes at December 31, 2017. Pricing sources used in pricing fixed income investments as at December 31, 2018 and December 31, 2017 were as follows:

	As at December 31, 2018	At December 31, 2017
Index providers	84%	84%
Pricing services	13	11
Broker-dealers	3	5
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at December 31, 2018 and December 31, 2017 is provided below:

	As at December 31, 2018		At December 31, 2017
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value from Index Providers	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value from Index Providers
	($ in millions, except for percentages)
U.S. government	$1,551.9	100%	$1,321.3	100%
U.S. agency	45.7	96%	43.4	83%
Municipal	14.7	30%	37.4	43%
Corporate	2,775.7	95%	3,299.6	83%
Non-U.S. government-backed corporate	43.3	47%	44.0	48%
Non-U.S. government	366.1	56%	399.4	58%
Asset-backed	7.7	39%	13.5	37%
Agency mortgage-backed	567.5	53%	605.0	53%
Total fixed income securities	$5,372.6	84%	$5,763.6	84%

Equities	$—	—%	$491.0	100%
Total fixed income securities and equity investments	$5,372.6	84%	$6,254.6	85%
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
Municipal Securities. The Company’s municipal portfolio consist of bonds issued by U.S. domiciled state and municipality entities. The fair value of these securities is determined using spreads obtained from broker-dealers, trade prices and the new issue market which are Level 2 inputs in the fair value hierarchy. Consequently, these securities are classified within Level 2.
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
Corporate. Corporate securities consist primarily of short-term, medium-term and long-term debt issued by U.S. and foreign corporations covering a variety of industries and are generally priced by index providers and pricing vendors. Some issuers may participate in government programs which guarantee timely payment of principal and interest in the event of a default. The fair values of these securities are generally determined using the spread above the risk-free yield curve. Inputs used in the evaluation of these securities include credit data, interest rate data, market observations and sector news, broker-dealer quotes and trade volumes. In addition, corporate securities include a portion of the EMD portfolio. The Company classifies all of these securities within Level 2.
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
Short-term Investments. Short-term investments consist of highly liquid debt securities with a maturity greater than three months but less than one year from the date of purchase. Short-term investments are classified as either trading or available for sale according to the facts and circumstances of the investment held. Short-term investments are valued in a manner similar to the Company’s fixed maturity investments and are classified within Levels 1 and 2.
Equity Securities. Equity securities consisted of U.S. and foreign common stocks and were classified as trading and carried at fair value. These securities were classified within Level 1 as their fair values were based on quoted market prices in active markets from independent pricing sources. As at December 31, 2017, the Company obtained an average of 4.0 quotes per equity investment. Pricing sources used in pricing equities as at December 31, 2017 were all provided by index providers.

Catastrophe Bonds. Catastrophe bonds are variable rate fixed income instruments with redemption values adjusted based on the occurrence of a covered event, usually windstorms and earthquakes. Catastrophe bonds are classified as trading and carried at fair value. Catastrophe bonds are priced using an average of multiple broker-dealer quotes and as such, are considered Level 2.
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
Loan Notes Issued by Variable Interest Entities. Silverton, a licensed special purpose insurer, is consolidated into the Company’s group accounts as a VIE. In the fourth quarter of 2014, Silverton issued $85.0 million ($70.0 million third-party funded) of Loan Notes with a maturity date of September 18, 2017. During the fourth quarter of 2015, Silverton issued $125.0 million ($100.0 million third-party funded) of Loan Notes with a maturity date of September 17, 2018. In the fourth quarter of 2016, Silverton issued $130.0 million ($105.0 million third-party funded) of Loan Notes with a maturity date of September 16, 2019. Silverton has not issued any Loan Notes since 2017 and, in the future, any such quota share support for Aspen Re will be provided by a separate cell of Peregrine. The Company elected to account for the Loan Notes at fair value using the guidance as prescribed under ASC 825, Financial Instruments as the Company believes it represents the most meaningful measurement basis for these liabilities. The Loan Notes are recorded at fair value at each reporting period and, given they are not quoted on an active market and contain significant unobservable inputs, they have been classified as Level 3 instruments in the Company’s fair value hierarchy. The Loan Notes are unique because they are linked to the specific risks of the Company’s property catastrophe book.
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or a combination of Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal valuation model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at December 31, 2018 and December 31, 2017, respectively, are presented in the tables below:

At December 31, 2018	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$4.6	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

At December 31, 2017	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$86.6	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0
 ______________

(1)	The amount classified as other payables was $4.6 million and $42.4 million as at December 31, 2018 and December 31, 2017, respectively.

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
Balances pertaining to reinsurance transactions are reported “gross” on the consolidated balance sheet, meaning that reinsurance recoverable on unpaid losses and ceded unearned premiums are not deducted from insurance reserves but are recorded as assets. For more information on reinsurance recoverables, refer to Note 20, “Concentrations of Credit Risk — Reinsurance recoverables” and Note 12, “Reserves for Losses and Loss Adjustment Expenses” of these consolidated financial statements.
The effect of assumed and ceded reinsurance on premiums written, premiums earned and insurance losses and loss adjustment expenses for the twelve months ended December 31, 2018, 2017 and 2016 was as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	($ in millions)
Premiums written:
Direct	$1,951.2	$1,812.4	$1,733.8
Assumed	1,495.7	1,548.5	1,413.2
Ceded	(1,364.9)	(1,148.4)	(553.3)
Net premiums written	$2,082.0	$2,212.5	$2,593.7

Premiums earned:
Direct	$1,940.5	$1,757.4	$1,768.4
Assumed	1,593.9	1,451.8	1,317.9
Ceded	(1,319.7)	(902.6)	(449.0)
Net premiums earned	$2,214.7	$2,306.6	$2,637.3

Insurance losses and loss adjustment expenses:
Direct	$1,458.9	$1,673.6	$1,091.9
Assumed	1,196.1	1,399.9	699.6
Ceded	(1,082.0)	(1,078.8)	(215.4)
Net insurance losses and loss adjustment expenses	$1,573.0	$1,994.7	$1,576.1

The Company acquired retrospective reinsurance coverage during the twelve months ended December 31, 2017 as part of a loss portfolio transfer in the amount of $125.5 million which has been recognized within ceded insurance losses. For more information on the loss portfolio transfer, refer to Note 12, “Reserves for Losses and Loss Adjustment Expenses” of these consolidated financial statements.

10.	Derivative Contracts
The following table summarizes information on the location and amounts of derivative fair values on the consolidated balance sheet as at December 31, 2018 and 2017:

		As at December 31, 2018			As at December 31, 2017
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$496.5	$14.6	(1)	$577.7	$5.0
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$760.8	$(13.9)		$173.9	$(1.0)
 ______________

(1)	Net of $2.3 million of cash collateral (December 31, 2017 — $0.6 million).

		As at December 31, 2018		As at December 31, 2017
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$—	$—	$60.6	$1.4	(1)
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$94.3	$(1.2)	$—	$—
______________

(1)	Net of $Nil cash collateral (December 31, 2017 — $Nil).
The following table provides the unrealized and realized gains/(losses) recorded in the statements of operations and other comprehensive income for derivatives that are not designated or designated as hedging instruments under ASC 815 — “Derivatives and Hedging” for the twelve months ended December 31, 2018 and 2017:

		Amount of (Loss)/Gain Recognized on Derivatives
		For the Twelve Months Ended
	Location of Gain/(Loss) Recognized on Derivatives	December 31, 2018	December 31, 2017
Derivatives not designated as hedges		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	(31.8)	27.7

Derivatives designated as hedges
Foreign Exchange Contracts	General, administrative and corporate expenses	(1.2)	4.4
Foreign Exchange Contracts	Net change from current period hedged transactions	(2.1)	3.0
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
As at December 31, 2018, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate nominal amount of $1,257.3 million (2017 — $751.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with changes recorded as a change in fair value of derivatives in the statement of operations. For the twelve months ended December 31, 2018, the impact of foreign exchange contracts on net income was a loss of $31.8 million (December 31, 2017 — gain of $27.7 million).
As at December 31, 2018, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $94.3 million (2017 — $60.6 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the effective portion recorded in other comprehensive income and the ineffective portion recorded as a change in fair value of derivatives in the statement of operations. The contracts are considered to be effective and therefore the movement in other comprehensive income representing the effective portion for the twelve months ended December 31, 2018 was a loss of $2.1 million (December 31, 2017 —gain of $3.0 million).

As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the twelve months ended December 31, 2018, the amount recognized within general, administration and corporate expenses for settled foreign exchange contracts was a realized loss of $1.2 million (December 31, 2017 — gain of $4.4 million).

11.	Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
	($ in millions)
Balance at the beginning of the period	$294.3	$358.4
Acquisition costs deferred	325.8	336.4
Amortization of deferred policy acquisition costs	(371.6)	(400.5)
Balance at the end of the period	$248.5	$294.3

12.     Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and LAE reserves for the twelve months ended December 31, 2018, 2017 and 2016:

	As at December 31,
	2018	2017	2016
	($ in millions)
Provision for losses and LAE at the start of the year	$6,749.5	$5,319.9	$4,938.2
Less reinsurance recoverable	(1,515.2)	(560.7)	(354.8)
Net loss and LAE at the start of the year	5,234.3	4,759.2	4,583.4

Net loss and LAE expenses (disposed)	—	(125.5)	(80.1)
Movement in provision for losses and LAE for claims incurred:
Current year	1,684.1	2,100.1	1,705.4
Prior years	(111.1)	(105.4)	(129.3)
Total incurred	1,573.0	1,994.7	1,576.1
Losses and LAE payments for claims incurred:
Current year	(285.7)	(397.5)	(241.0)
Prior years	(1,441.0)	(1,157.6)	(981.8)
Total paid	(1,726.7)	(1,555.1)	(1,222.8)

Foreign exchange losses/(gains)	(84.0)	161.0	(97.4)

Net losses and LAE reserves at the end of the year	4,996.6	5,234.3	4,759.2
Plus reinsurance recoverable on unpaid losses at the end of the year	2,077.6	1,515.2	560.7
Provision for losses and LAE at the end of the year	$7,074.2	$6,749.5	$5,319.9
For the twelve months ended December 31, 2018, there was a reduction of $111.1 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to $105.4 million for the twelve months ended December 31, 2017. In the twelve months ended December 31, 2017, the Company ceded $125.5 million of reserves as part of a loss portfolio transfer agreement. In the twelve months ended December 31, 2016, the Company ceded $85.8 million in relation to the purchase of an adverse development cover partially offset by $5.7 million of reserves assumed as part of the acquisition of AgriLogic.
For additional information on reserve releases, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” above.

The following tables show an analysis of incurred claims and allocated loss adjustment expenses, net of reinsurance and cumulative paid claims and allocated claim adjustment expenses, net of reinsurance as at December 31, 2018, 2017, 2016, 2015 2014, 2013 and 2012. The loss development triangles are derived from all business written by the Company as although a limited number of contracts are written which have durations of greater than one year the contracts do not meet the definition of a long duration contract.

	Property Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	168.5	166.8	165.6	164.4	158.8	152.9	151.9	—	6,141
2013		128.7	116.1	115.8	111.5	112.5	110.6	0.6	4,992
2014			164.3	156.3	133.5	134.2	133.4	1.7	8,740
2015				237.4	203.0	197.7	200.0	9.1	10,319
2016					236.7	247.7	242.6	12.4	9,431
2017						293.9	257.0	23.6	7,722
2018							201.1	31.4	5,694
						Total	$1,296.6

	Property Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	41.1	128.5	137.9	151.7	155.7	153.1	152.5
2013		38.3	75.0	88.2	100.1	104.6	107.4
2014			40.2	86.1	113.5	123.1	127.1
2015				56.9	141.0	168.4	177.5
2016					66.5	167.8	200.2
2017						96.0	212.3
2018							69.3
						Total	$1,046.3

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					$250.3
			All outstanding liabilities before 2012, net of reinsurance				3.1
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$253.4

	Casualty Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	77.1	61.8	69.0	60.1	68.0	65.7	67.6	7.9	2,869
2013		131.2	115.0	113.6	119.0	102.0	103.2	11.6	3,161
2014			142.9	125.4	137.2	127.2	134.3	23.4	3,628
2015				201.5	221.5	184.1	201.6	33.6	4,463
2016					215.3	186.3	181.6	81.8	4,388
2017						179.6	173.1	82.7	4,815
2018							121.8	103.7	3,918
						Total	$983.2

	Casualty Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	1.3	6.5	13.9	29.3	40.2	48.5	49.3
2013		2.2	25.5	39.0	52.3	67.4	79.7
2014			2.6	13.1	32.2	58.8	71.9
2015				3.1	16.8	56.0	91.8
2016					4.1	22.5	39.6
2017						3.5	24.7
2018							4.0

						Total	$361.0

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					$622.2
			All outstanding liabilities before 2012, net of reinsurance				43.3
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$665.5

	Marine, Aviation and Energy Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	268.5	306.0	325.5	346.1	331.6	327.8	316.1	2.7	3,807
2013		320.6	333.4	342.0	325.5	332.6	346.2	6.0	4,171
2014			309.6	313.8	298.7	310.3	305.8	9.5	4,001
2015				297.1	299.8	281.9	285.8	17.6	4,001
2016					260.9	230.5	229.6	32.7	4,373
2017						210.6	200.9	44.5	5,939
2018							171.4	85.3	3,212
						Total	$1,855.8

	Marine, Aviation and Energy Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	51.5	132.2	174.6	210.9	239.6	250.5	273.3
2013		41.5	131.4	204.7	235.0	264.4	284.1
2014			53.4	116.6	189.1	209.7	232.4
2015				44.9	123.3	174.0	193.7
2016					30.9	82.6	142.8
2017						40.2	108.1
2018							28.7
						Total	$1,263.1

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					$592.7
			All outstanding liabilities before 2012, net of reinsurance				29.1
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$621.8

	Financial and Professional Insurance Lines
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	87.5	89.0	92.6	95.8	92.8	88.4	99.8	6.6	573
2013		105.2	99.8	104.0	100.7	99.7	90.8	12.0	571
2014			134.5	130.3	129.0	119.3	130.5	17.3	795
2015				173.5	174.9	184.9	189.0	60.3	1,080
2016					190.3	211.1	215.6	83.4	1,303
2017						205.9	181.9	102.1	1,760
2018							156.4	124.7	4,221
						Total	$1,064.0

	Financial and Professional Insurance Lines
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	22.8	39.4	50.3	58.7	64.5	69.7	79.0
2013		8.0	21.0	31.1	65.3	63.6	72.0
2014			2.9	30.6	53.4	72.0	86.3
2015				13.7	43.4	69.9	89.2
2016					15.2	71.2	94.9
2017						27.1	57.6
2018							23.8
						Total	$502.8

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					$561.2
			All outstanding liabilities before 2012, net of reinsurance				20.0
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$581.2

	Property Catastrophe and Other Property Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	280.1	303.4	286.6	279.1	282.5	279.5	271.9	11.2	669
2013		216.8	198.8	188.9	177.7	176.2	172.9	2.1	806
2014			190.2	177.5	161.7	150.4	150.7	4.7	863
2015				214.9	187.8	177.6	156.9	4.6	991
2016					269.9	269.8	268.2	23.2	1,211
2017						557.8	534.8	47.5	1,846
2018							348.5	182.8	1,182
						Total	$1,903.9

	Property Catastrophe and Other Property Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	35.6	135.8	188.9	209.1	216.7	227.8	232.3
2013		34.4	98.0	146.0	158.0	162.6	164.2
2014			37.6	101.0	127.6	137.7	141.6
2015				35.9	95.2	126.6	139.4
2016					56.3	163.3	204.3
2017						123.4	374.7
2018							124.8
						Total	$1,381.3

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					522.6
			All outstanding liabilities before 2012, net of reinsurance				20.0
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$542.6

	Casualty Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	232.9	231.1	242.2	233.5	230.6	231.7	240.7	42.9	1,735
2013		213.8	229.0	224.3	221.7	204.7	199.9	44.8	1,605
2014			204.4	207.3	215.8	209.1	202.5	56.1	1,636
2015				193.8	200.9	210.4	212.8	74.7	1,664
2016					232.6	245.2	244.9	115.0	1,416
2017						244.7	242.7	158.7	1,085
2018							229.1	195.4	481
						Total	$1,572.6

	Casualty Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	2.2	17.5	41.7	65.1	95.7	116.9	133.6
2013		3.4	15.8	42.5	64.7	92.4	114.3
2014			2.5	13.8	37.8	60.2	86.3
2015				3.5	18.0	38.4	65.5
2016					9.1	33.5	63.9
2017						8.9	30.8
2018							7.2
						Total	$501.6

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					1,071.0
			All outstanding liabilities before 2012, net of reinsurance				485.1
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$1,556.1

	Specialty Reinsurance
	Incurred Claims, IBNR and Loss Adjustment Expenses, Net of Reinsurance							As at December 31, 2018
								Total of IBNR Plus Expected Development on Reported Claims	Cumulative Number of Reported Claims
	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	$ (in millions)
2012	176.4	199.7	188.9	174.6	172.9	173.5	169.9	8.4	628
2013		144.6	139.8	131.9	120.2	119.5	115.6	5.5	568
2014			152.4	140.7	132.6	123.6	126.4	10.9	610
2015				166.9	170.9	165.4	159.8	18.8	761
2016					239.8	240.7	238.7	37.9	902
2017						380.5	393.0	81.1	1,191
2018							398.6	327.7	914
						Total	$1,602.0

	Specialty Reinsurance
	Cumulative Paid Claims and Allocated Loss Adjustment Expenses, Net of Reinsurance

	For the Years Ended December 31,
	Unaudited Prior Years
Accident Year	2012	2013	2014	2015	2016	2017	2018
	($ in millions)
2012	25.1	93.9	129.0	139.1	144.5	149.8	151.1
2013		25.1	71.3	87.3	94.6	101.6	101.6
2014			16.6	56.7	81.6	89.6	100.1
2015				17.7	56.8	104.6	122.6
2016					58.9	151.4	166.2
2017						95.0	250.2
2018							27.9
						Total	$919.7

		All outstanding liabilities for 2012 and subsequent years, net of reinsurance					682.3
			All outstanding liabilities before 2012, net of reinsurance				41.5
		Liabilities for claims and claim adjustment expenses, net of reinsurance					$723.8

Reconciliation of Incurred and Paid Claims Development to total Provision for Losses and LAE

Twelve Months Ended December 31, 2018
($ in millions)
Net outstanding liabilities:
Insurance lines
- Property insurance lines	253.4
- Casualty insurance lines	665.5
- Marine, aviation and energy insurance lines	621.8
- Financial and professional insurance lines	581.2
Total insurance lines	2,121.9

Reinsurance lines
- Property catastrophe and other property reinsurance	542.6
- Casualty reinsurance	1,556.1
- Specialty reinsurance	723.8
Total reinsurance lines	2,822.5

Net loss and LAE	4,944.4

Reinsurance recoverable on unpaid losses:
Insurance lines	1,611.4
Reinsurance lines	466.2
Total reinsurance recoverable on unpaid losses	2,077.6

Insurance lines other than short-duration	—
Unallocated claims incurred	43.7
Other	8.5
52.2

Provision for losses and LAE at the end of the year	7,074.2

Average Annual Percentage Payout of Incurred Claims by Age, Net of Reinsurance

Years	1	2	3	4	5	6	7

Insurance	16.2%	25.7%	16.0%	11.4%	7.6%	5.0%	5.1%

Reinsurance	13.9%	27.3%	16.2%	8.9%	7.6%	5.2%	3.3%

13.	Income Taxes
Aspen Holdings and Aspen Bermuda are incorporated under the laws of Bermuda. Under Bermuda law, the corporate tax rate is zero and, as a result, Aspen Holdings and Aspen Bermuda are not taxed on any Bermudian income or capital gains. In the event of any Bermudian income or capital gains taxes being imposed, Aspen Holdings and Aspen Bermuda have received an undertaking from the Bermudian Minister of Finance that such entities will be exempt from those taxes until March 31, 2035.
The Company’s U.S. operating companies were subject to a U.S. federal income tax rate of 34% prior to January 1, 2018. Effective January 1, 2018, the Company’s U.S. operating companies are subject to a U.S. federal income tax rate of 21%. The reduction in U.S. federal income tax has been reflected in measuring the Company’s deferred taxes.
The Company’s U.K. operating companies are taxed at the U.K. corporate tax rate of 19%, which reduced from 20% effective April 1, 2017. The U.K. corporate tax rate will decrease further to 17% effective April 1, 2020. The reduction in the U.K. corporate tax rate has been reflected in measuring the Company’s deferred taxes.
Total income tax (benefit)/expense for the twelve months ended December 31, 2018, 2017 and 2016 was allocated as follows:

	Twelve Months Ended December 31,
	2018	2017	2016
	($ in millions)
Income tax (benefit)/expense allocated to net income	$(10.2)	$(15.4)	$6.1
Income tax expense/(benefit) allocated to other comprehensive income	4.1	(17.4)	(1.7)
Income tax (benefit) allocated directly to shareholders’ equity	—	—	(1.0)
Total income tax (benefit)/expense	$(6.1)	$(32.8)	$3.4

(Loss)/income from operations before income tax and income tax expense/(benefit) attributable to that income/(loss) for the twelve months ended December 31, 2018, 2017 and 2016 is provided in the tables below:

	Twelve Months Ended December 31, 2018
	(Loss)/income before tax	Current income tax (benefit)/expense	Deferred income tax (benefit)/expense	Total income tax (benefit)/expense
	($ in millions)
Bermuda	$(72.1)	$—	$—	$—
U.S. (1)	(81.0)	6.1	(8.1)	(2.0)
U.K.(2)	(4.7)	(12.2)	(0.1)	(12.3)
Other (3) (4)	1.8	4.4	(0.3)	4.1
Total	$(156.0)	$(1.7)	$(8.5)	$(10.2)

	Twelve Months Ended December 31, 2017
	(Loss)/income before tax	Current income tax (benefit)/expense	Deferred income tax (benefit)/expense	Total income tax (benefit)/expense
	($ in millions)
Bermuda	$(130.0)	$—	$—	$—
U.S.	(140.3)	—	1.1	1.1
U.K.	15.3	14.1	(33.3)	(19.2)
Other (3) (4)	(26.8)	3.0	(0.3)	2.7
Total	$(281.8)	$17.1	$(32.5)	$(15.4)

	Twelve Months Ended December 31, 2016
	(Loss)/income before tax	Current income tax (benefit)/expense	Deferred income tax (benefit)/expense	Total income tax (benefit)/expense
	($ in millions)
Bermuda	$259.5	$—	$—	$—
U.S.	(70.2)	—	2.5	2.5
U.K.	43.7	(3.2)	5.4	2.2
Other (3)	(23.5)	1.1	0.3	1.4
Total	$209.5	$(2.1)	$8.2	$6.1
 ______________

(1)	The $6.1 million current income tax expense relates to the base erosion and anti-abuse tax (“BEAT”) which applies to premiums ceded by U.S. subsidiaries to non-U.S. related parties.

(2)
In 2018, the current income tax benefit includes the release of a $12.8 million provision held against the potential disallowance of a prior period adjustment following the successful conclusion of a U.K. tax inquiry.

(3)
Beginning from the twelve months ended December 31, 2017, the total income tax (benefit)/expense allocation table has been re-presented to show the branches of Aspen U.K. under the “Other” category with the exception of the U.S. branch which is reported under the “U.S.” category.

(4)
Included within “Other” is $4.4 million (December 31, 2017 — $0.9 million) withholding tax payable in Australia in respect of reinsurance premiums payable to Aspen Bermuda by the Australian branch of Aspen U.K.

As noted above, the tax rate in Bermuda, the Company’s country of domicile, is zero. Application of the statutory tax rate for operations in other jurisdictions produces a differential to the expected tax (benefit)/expense as shown in the table below. The reconciliation between the income tax (benefit)/expense and the statutory rate for the Company for the twelve months ended December 31, 2018, 2017 and 2016 is provided in the table below:

	Twelve Months Ended December 31,
	2018	2017	2016
Income Tax Reconciliation	($ in millions)
Expected tax (benefit)/expense	$—	$—	$—
Overseas statutory tax rates differential	(17.1)	(41.5)	(19.3)
Base erosion and anti-abuse tax expense	6.0	—	—
Prior year adjustments (1)	1.4	1.3	3.3
Valuation allowance	7.1	(37.9)	21.0
Impact of unrecognized tax benefits (2)	(12.8)	0.1	(1.9)
Restricted foreign tax credits	—	0.7	1.9
Australian non-resident withholding tax	4.4	0.9	—
Share-based payments	0.2	(0.9)	—
Foreign exchange	0.1	(2.1)	0.2
Non-deductible expenses	0.7	0.4	0.8
Non-taxable items	(0.3)	(0.9)	(0.9)
Impact of changes in statutory tax rates	0.1	64.5	1.0
Total income tax (benefit)/expense	$(10.2)	$(15.4)	$6.1
________________
(1)     The submission dates for filing income tax returns for the Company’s U.S. and U.K. operating subsidiaries are after the submission date of this report. Accordingly, the final tax liabilities may differ from the estimated tax expense included in this report and may result in prior year adjustments being reported. The prior period adjustments for the twelve months ended December 31, 2018, 2017 and 2016 predominantly relate to the determination of results under U.K. GAAP upon which the U.K. tax returns are based. These items can only be ultimately determined on an accurate basis after this report is filed.
(2)    For 2018, the $12.8 million benefit relates to the successful conclusion of a U.K. tax inquiry which enabled the release of a provision we had been holding against the potential disallowance of a prior period adjustment. For 2017, the $0.1 million charge relates to a $0.3 million benefit following the conclusion of a tax examination in respect of tax deductions for certain interest payments and accrued interest of $0.4 million in respect of the adjustment to equity reserves. For 2016, there was a $1.9 million credit primarily relating to the conclusion of a tax examination in respect of tax deductions for certain interest payments.
Unrecognized tax benefits. As illustrated in the table below, unrecognized tax benefits were $Nil as at December 31, 2018. An unrecognized tax benefit of $11.0 million relating to U.K. prior period tax positions for the year 2011 was released during the year ended December 31, 2018 following the successful conclusion of a U.K. tax inquiry. An unrecognized tax benefit of $0.3 million relating to tax deductions for certain expenses was released during the year ended December 31, 2017 following the completion of the U.K. tax authority review.

	Twelve Months Ended December 31,
	2018	2017
	($ in millions)
Unrecognized tax benefits balance at January 1	$11.2	$10.5
Foreign exchange re-translation	(0.2)	1.0
Prior year reductions	$(11.0)	(0.3)
Unrecognized tax benefits balance at December 31	$—	$11.2
The Company accrues interest and penalties related to an underpayment of income taxes, if applicable, as income tax expenses. The Company does not believe it will be subject to any penalties in any open tax years and has not accrued any such amounts for the twelve months ended December 31, 2018 (December 31, 2017 — $Nil). During the year, interest of $1.8 million was released in respect of the tax positions for the year 2011 (December 31, 2017 — accrued $0.4 million). Cumulative interest accrued as at December 31, 2018 was $Nil (December 31, 2017 — $1.7 million)

Income tax returns that have been filed by the Company’s U.S. operating subsidiaries are subject to examination for 2015 and later tax years. The Company’s U.K. operating subsidiaries’ income tax returns are subject to examination for 2017 and later tax years.
The tax effects of temporary differences and carryforwards that give rise to deferred tax assets and deferred tax liabilities are presented in the following table as at December 31, 2018 and 2017:

	As at December 31,
	2018	2017
	($ in millions)
Deferred tax assets:
Share-based payments	$2.2	$4.0
Operating loss carryforwards	126.4	102.5
Loss reserves	5.0	4.3
Unrealized losses on investments	0.8	—
Accrued expenses	7.9	7.9
Foreign tax credit carryforwards	3.8	4.0
Unearned premiums	15.5	11.8
Deferred policy acquisition costs	—	5.9
Office properties and equipment	11.1	8.0
Other temporary differences	3.3	2.9
Total gross deferred tax assets	176.0	151.3
Less valuation allowance	(111.9)	(104.8)
Net deferred tax assets	$64.1	$46.5

Deferred tax liabilities:
Intangible assets (other)	(2.5)	(2.0)
Deferred policy acquisition costs	(18.5)	(14.5)
Quota share losses	(0.6)	—
Loss portfolio transfer costs	(6.1)	—
Other temporary differences	(1.0)	(1.7)
Total gross deferred tax (liabilities)	(28.7)	(18.2)

Net deferred tax assets	$35.4	$28.3
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
As at December 31, 2018, the Company had net operating losses carried forward for U.S. federal income tax purposes of $599.4 million (2017 — $482.7 million) and net operating losses carried forward for U.K. corporate tax purposes of $59.3 million (2017 — $84.9 million). Of the U.S. net operating losses, $547.7 million are available to offset future U.S. federal taxable income, if any, with expiry periods between 2026 and 2038 and $51.7 million are available to offset future U.S. federal taxable income over an indefinite period. The U.K. net operating losses are available to offset future U.K. corporate income over an indefinite period. For U.S. federal income tax purposes, the Company also has capital loss carryforwards of $0.3 million (2017 — $0.5 million) which will expire in 2023 and charitable contribution carryforwards of $0.8 million (2017 — $0.7 million) with expiry periods between 2019 and 2023. For U.K. corporate tax purposes, the Company has capital loss carryforwards of $3.8 million which is available to offset future U.K. capital gains over an indefinite period.
A full valuation allowance of $108.2 million (2017 — $101.1 million) on U.S. deferred tax assets (which includes these loss carryforwards) has been recognized at December 31, 2018 as management believes that it is more likely than not that a tax benefit will not be realized. The increase in this portion of the valuation allowance totals $7.1 million (2017 —$38.4 million decrease) with $7.1 million (2017 — $38.4 million decrease) recorded in the consolidated income statement and $Nil (2017 —$Nil) recorded in other comprehensive income.
A valuation allowance of $3.7 million (2017 — $3.7 million) has been established against U.K. deferred tax assets. The increase in this portion of the valuation allowance totals $Nil (2017 — $0.4 million increase) with $Nil (2017 — $0.4 million increase) recorded in the consolidated income statement and $Nil (2017 — $Nil) recorded in other comprehensive income. The U.K. and U.S. valuation allowance combined total is $111.9 million (2017 — $104.8 million).
Included within the foreign tax credits totaling $3.8 million carried forward as at December 31, 2018, $1.2 million is due to expire in 2021. The remainder will continue to be available to carry forward indefinitely.
At the effective time of the Merger, restrictions will apply to the Company’s ability to utilize net operating losses carried forward for U.S. federal income tax purposes.
Aspen U.K. business includes income connected with a U.S. trade or business and therefore Aspen U.K has a branch for U.S. tax purposes (“U.S. Branch”). The U.S. Branch could become subject to an additional branch profits tax if earnings are repatriated to the Aspen U.K. head office or upon termination of the U.S. branch. However, based on the plans currently in place, the U.S. Branch profits are being, and Aspen U.K. intends they will continue to be, indefinitely reinvested in the U.S. Branch such that there is no branch profits tax liability arising in the current period or in the foreseeable future. Furthermore, based on the cumulative earnings position as at December 31, 2018, $Nil (2017 — $Nil) branch profits tax liability would be expected to arise. Accordingly, the Company has determined that no deferred tax liability for branch profits tax has been recognized as permitted by ASC 740.

14.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at December 31, 2018 and 2017:

	As at December 31, 2018		At December 31, 2017
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares 0.15144558¢ per share	969,629,030	1,469	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	6,787,880	10	6,787,880	10
Preference Shares 0.15144558¢ per share	100,000,000	152	100,000,000	152
Total authorized share capital		1,631		1,631

Issued share capital:
Issued ordinary shares of 0.15144558¢ per share	59,743,156	90	59,474,085	90
Issued 5.95% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% Preference Shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		122		122
Additional paid-in capital as at December 31, 2018 was $967.5 million (December 31, 2017 — $954.7 million). Included within additional paid-in capital is the aggregate liquidation preferences of the Company’s preference shares of $525.0 million (December 31, 2017 — $525.0 million) less issue costs of $13.1 million (December 31, 2017 — $13.1 million).

(a)    Ordinary Shares
The following table summarizes transactions in the Company’s ordinary shares during the years ended December 31, 2018 and 2017:

	Number of Ordinary Shares
	2018	2017
Ordinary shares in issue at the beginning of the year	59,474,085	59,774,464
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	229,318	309,727
Ordinary shares issued to non-employee directors	39,753	38,835
Ordinary shares repurchased	—	(648,941)
Ordinary shares in issue at the end of the year	59,743,156	59,474,085
Ordinary Share Repurchases in 2017. On February 8, 2017, the Board of Directors approved a share repurchase authorization program of $250.0 million. The share repurchase authorization program, which was effective immediately and expired on February 8, 2019, permitted the Company to effect the repurchases of ordinary shares from time to time through a combination of transactions, including open market repurchases, privately negotiated transactions and accelerated share repurchase transactions. During 2017, the Company repurchased 648,941 ordinary shares for a total consideration of $30.0 million at an average price of $46.23 per ordinary share. The Company had $220.0 million remaining under its $250.0 million share repurchase authorization program in effect as at December 31, 2017.
Ordinary Share Repurchases in 2018. During the course of 2018, the Company did not repurchase any ordinary shares. The Company had $220.0 million remaining under its $250.0 million share repurchase authorization program in effect as at December 31, 2018. Under the Merger Agreement, the Company may not redeem, purchase or otherwise acquire any outstanding ordinary shares unless Highlands consents in writing, except as otherwise set forth in the Merger Agreement.
(b)    Preference Shares
Preference Shares Issuance. On September 20, 2016, the Company issued 10,000,000 shares of 5.625% Perpetual Non-Cumulative Preference Shares (the “5.625% Preference Shares”). The 5.625% Preference Shares have a liquidation preference of $25 per share. Net proceeds were $293.2 million, consisting of $250.0 million of total liquidation preference less $8.7 million of issuance expenses. The Company used $133.2 million of the net proceeds from the offering to redeem all of the Company’s outstanding 7.401% Preference Shares (defined below) and the remainder were used in the redemption of the Company’s 7.250% Preference Shares (defined below) for $160.0 million. The 5.625% Preference Shares rank equally with preference shares previously issued by the Company and have no fixed maturity date. The Company may redeem all or a portion of the 5.625% Preference Shares at a redemption price of $25 per share on or after January 1, 2027. The 5.625% Preference Shares are listed on the NYSE under the symbol “AHLPRD”.
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

15.	Statutory Requirements and Dividends Restrictions
As a holding company, Aspen Holdings relies on dividends and other distributions from its Operating Subsidiaries to provide cash flow to meet ongoing cash requirements, including any future debt service payments and other expenses, and to pay dividends, if any, to our preference and ordinary shareholders. Aspen Holdings must comply with the provisions of the Bermuda Companies Act 1981, as amended, (the “Companies Act”) regulating the payment of dividends and distributions. As at December 31, 2018, there were no restrictions under Bermuda law or the law of any other jurisdiction on the payment of dividends from retained earnings by Aspen Holdings. Under the Merger Agreement, however, the Company is restricted from declaring or paying any dividends on its ordinary shares other than the quarterly dividends on the ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement. The Company is not restricted under the Merger Agreement from declaring or paying periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation.
The ability of the Company’s Operating Subsidiaries to pay the Company dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain capital requirements adequate to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies.
The company law of England and Wales prohibits Aspen U.K. or AUL from declaring a dividend to its shareholders unless it has “profits available for distribution.” The determination of whether a company has profits available for distribution is based on its accumulated realized profits and other distributable reserves less its accumulated realized losses. While the U.K. insurance regulatory laws impose no statutory restrictions on a general insurer’s ability to declare a dividend, the rules of the Prudential Regulation Authority (the “PRA”) require each insurance company within its jurisdiction to maintain its solvency margin at all times. In line with common market practice for regulated institutions, the PRA previously requested that it be afforded with the opportunity to provide a “non-objection” prior to all future dividend payments made by Aspen U.K. In 2017, the PRA stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s resulting capital position are within Aspen U.K.’s board-approved solvency capital risk appetite. As at December 31, 2018, Aspen U.K. had an accumulated balance of retained losses of approximately $227.0 million and AUL had an accumulated balance of retained losses of approximately £71.3 million. Aspen U.K. held a capital contribution reserve of $470.0 million as at December 31, 2018 which, under certain circumstances, could be distributable.
Aspen Bermuda must comply with the provisions of the Companies Act regulating the payment of dividends and distributions. There were no significant restrictions under company law on the ability of Aspen Bermuda to pay dividends funded from its accumulated balances of retained income as at December 31, 2018. Aspen Bermuda may not in any financial year pay dividends which would exceed 25% of its total statutory capital and surplus, as shown on its statutory balance sheet in relation to the previous financial year, unless it files with the BMA a solvency affidavit at least seven days in advance. As at December 31, 2018, 25% of Aspen Bermuda’s statutory capital and surplus amounted to $393.9 million. Aspen Bermuda must also obtain the prior approval of the BMA before reducing its total statutory capital as set out in its previous year’s financial statements by 15% or more.
Under both North Dakota and Texas law, insurance companies may only pay dividends out of earned surplus as distinguished from contributed surplus. As such, Aspen Specialty and AAIC could not pay a dividend as at December 31, 2018.
Actual and required statutory capital and surplus for the principal operating subsidiaries of the Company, excluding its Lloyd’s syndicate, as at December 31, 2018 and December 31, 2017 were estimated as follows:

	As at December 31, 2018
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$351.0	$801.9	$772.1
Actual statutory capital and surplus	$543.0	$1,575.5	$857.9

	As at December 31, 2017
	U.S.	Bermuda	U.K.
	($ in millions)
Required statutory capital and surplus	$383.7	$1,146.7	$745.8
Actual statutory capital and surplus	$506.3	$1,793.0	$888.6

As the sole corporate member of our Lloyd’s Syndicate, AUL was required to maintain Funds at Lloyd’s of $499.2 million as at December 31, 2018. As at December 31, 2018, AUL had total funds at Lloyd’s of $503.2 million of which $423.6 million was provided by Aspen Bermuda.
The Bermuda Monetary Authority is the group supervisor of the Company. The laws and regulations of Bermuda require that the Company maintain a minimum amount of group statutory capital and surplus based on the enhanced capital requirement using the group standardized risk-based capital model of the Bermuda Monetary Authority. The Company is also subject to an early-warning level based on 120% of the enhanced capital requirement which may trigger additional reporting requirements or other enhanced oversight. The statutory capital requirements of our Operating Subsidiaries are set out above. To the extent that these requirements are met, we do not anticipate any dividend restrictions arising as a result of the Company’s enhanced capital requirement. For more information on the Company’s regulatory requirements, refer to Item 1 “Regulatory Matters” above.

16.	Retirement Plans
The Company operates defined contribution retirement plans for the majority of its employees at varying rates of their salaries up to a maximum of 20.0%. Total contributions by the Company to the retirement plans were $16.0 million in the twelve months ended December 31, 2018 (2017 — $16.3 million, 2016 — $15.4 million).

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
In accordance with the Merger Agreement, the 2013 Share Incentive Plan will be terminated following the accelerated vesting and cancellation of restricted share units, performance shares and phantom shares (as described further below) immediately prior to the consummation of the Merger.
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
At the effective time of the Merger, all outstanding RSUs, whether vested or unvested, will become fully vested and will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes, plus a cash amount for any accrued but unpaid dividends in respect of such awards prior to the effective time of the Merger.
The following table summarizes information about RSUs as at December 31, 2018 by year of grant:

	As at December 31, 2018
	Restricted Share Units
RSU Holder	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2016 Grants	328,550	186,862	82,728	58,960
2017 Grants	200,021	62,433	37,035	100,553
2018 Grants	228,251	—	25,192	203,059
Total				362,572
The fair value of RSUs is based on the closing price on the date of the grant less a deduction for illiquidity. The fair value is expensed through the consolidated income statement evenly over the vesting period. Compensation cost in respect of RSUs charged against income was $8.9 million for the twelve months ended December 31, 2018 (2017 — $9.4 million; 2016 — $9.8 million). The total tax credit recognized by the Company in relation to RSUs for the twelve months ended December 31, 2018 was $2.2 million (2017 — $2.3 million; 2016 — $2.4 million) excluding excess tax benefits.
A summary of RSU activity for the twelve months ended December 31, 2018, 2017 and 2016 is presented below:

	Twelve Months Ended
	December 31, 2018		December 31, 2017		December 31, 2016
Restricted share unit activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding restricted stock, beginning of period	439,576	$43.22	530,340	$39.28	504,234	$40.45
Granted	228,251	33.22	200,021	49.20	328,550	37.63
Vested	(222,669)	39.67	(245,704)	39.63	(246,489)	34.26
Forfeited	(82,586)	40.04	(45,081)	41.84	(55,955)	39.51
Outstanding restricted stock, end of period	362,572	$38.29	439,576	$43.22	530,340	$39.28

As at December 31, 2018, unrecognized compensation cost related to non-vested RSUs was $7.9 million, which is expected to be recognized over a weighted-average period of 1.6 years.
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
Notwithstanding the vesting criteria for each given year, if in any given year the shares eligible for vesting are greater than 100% or the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year is less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that are eligible for vesting in such year shall vest. Notwithstanding the foregoing, if in the judgment of the Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold is due to the impact of rising interest rates and bond yields, then the Compensation Committee may, in its discretion, disapply the limitation on 100% vesting. For information on the impact of the Merger Agreement on vesting criteria, please refer to Note 19(d), “Commitments and Contingencies — Contingent liabilities” of these consolidated financial statements.
At the effective time of the Merger, all outstanding performance shares, whether vested or unvested, will become fully vested (with respect to any performance period that has been completed, determined based on actual level of performance achieved, and, with respect to any performance period that has not been completed, determined based on achievement of performance-based vesting requirements at target payout levels) and will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes.
The following table summarizes information about performance shares as at December 31, 2018 by year of grant:

	As at December 31, 2018
	Performance Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2016 Grants	278,477	28,566	249,911	—
2017 Grants	216,878	—	163,114	53,764
2018 Grants	215,273	—	90,371	124,902
Total				178,666

 The fair value of performance share awards is based on the value of the closing share price on the date of the grant less a deduction for illiquidity and expected dividends which would not accrue during the vesting period. Net compensation costs charged against income in the twelve months ended December 31, 2018 in respect of performance shares was a credit of $0.5 million (2017 — $0.4 million credit; 2016 — $2.2 million debit). The total tax charge recognized by the Company in relation to performance share awards in the twelve months ended December 31, 2018 was $0.1 million (2017 — $0.1 million charge; 2016 — $0.5 million credit) excluding excess tax benefits.
A summary of performance share activity for the twelve months ended December 31, 2018, 2017 and 2016 is presented below:

	Twelve Months Ended
	December 31, 2018		December 31, 2017		December 31, 2016
Performance Share Activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding performance shares, beginning of period	208,922	$38.71	254,988	$36.92	266,424	$24.17
Granted	215,273	30.20	216,878	47.30	278,477	34.44
Vested	—	—	—	—	(87,059)	37.30
Forfeited	(245,529)	36.73	(262,944)	40.32	(202,854)	36.93
Outstanding performance shares, end of period	178,666	$38.71	208,922	$38.71	254,988	$36.92

As at December 31, 2018, unrecognized compensation cost related to non-vested performance shares was $6.8 million, which is expected to be recognized over a weighted-average period of 1.7 years.
Phantom Shares. Phantom share awards are subject to a three-year service vesting period with a separate annual growth in diluted BVPS test for each calendar year during the vesting period. One-third of the award may be earned in each calendar year with the vested amount being paid in cash in lieu of ordinary shares. As ordinary shares are not issued, phantom shares have no dilutive effect.
At the effective time of the Merger, all outstanding phantom shares, whether vested or unvested, will become fully vested (with respect to any performance period that has been completed, determined based on actual level of performance achieved, and, with respect to any performance period that has not been completed, determined based on achievement of performance-based vesting requirements at target payout levels) and will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes.
The following table summarizes information about phantom shares as at December 31, 2018 by year of grant:

	As at December 31, 2018
	Phantom Share Awards
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
2016 Grants	147,513	15,132	132,381	—
2017 Grants	173,619	—	131,980	41,639
2018 Grants	150,185	—	78,097	72,088
Total				113,727
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
Compensation costs charged against income in the twelve months ended December 31, 2018 in respect of phantom shares was $Nil (2017 — $0.7 million; 2016 — $0.7 million) with a fair value adjustment for the twelve months ended December 31, 2018 of $0.8 million (2017 — $1.7 million; 2016 — $2.9 million). The total tax benefit recognized by the Company in relation to phantom share awards in the twelve months ended December 31, 2018 was $0.2 million (2017 — $0.2 million; 2016 — $0.7 million) excluding excess tax benefits.

A summary of phantom share activity for the twelve months ended December 31, 2018, 2017 and 2016 is presented below:

	Twelve Months Ended
	December 31, 2018		December 31, 2017		December 31, 2016
Phantom Share Activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding performance shares, beginning of period	118,680	$38.71	131,464	$35.90	130,319	$38.75
Granted	150,185	30.20	173,619	47.30	147,513	34.44
Vested	—	—	—	—	(36,159)	36.96
Forfeited	(155,138)	35.76	(186,403)	40.32	(110,209)	36.96
Outstanding performance shares, end of period	113,727	$36.46	118,680	$38.71	131,464	$35.90

As at December 31, 2018, unrecognized compensation cost related to non-vested phantom shares was $5.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.
Vesting Criteria Performance and Phantom Shares. Both performance share and phantom share awards are subject to a three-year vesting period with a separate BVPS growth test each year, adjusted to add back ordinary shares and movements in AOCI to shareholders’ equity at the end of the relevant year. One-third of the grant will be eligible for vesting each year based on a formula and will only be issuable at the end of the three-year period. A summary of the increases in adjusted BVPS is presented below:

Year ended December 31,	Increase in BVPS
2014	13.3%
2015	10.7%
2016	5.9%
2017	—%
2018	—%
Options. Stock options were last granted in 2007 with an exercise price equivalent to fair value of the share on the grant date. Stock options vested over a three-year period with a ten-year contract period, with vesting dependent on time and performance conditions established at the time of grant. During the twelve months ended December 31, 2018 no options were exercised (2017 — no options; 2016 — 29,222). No charges against income were made in respect of employee options for the twelve months ended December 31, 2018, 2017 and 2016. The intrinsic value of options exercised in the twelve months ended December 31, 2018 was $Nil (2017 — $Nil; 2016 — $0.6 million).

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
In accordance with the Merger Agreement, the Company did not commence any offering period to purchase the Company’s ordinary shares that would begin after the end of any offering period in effect as of the date of the Merger Agreement or accept payroll deductions to be used to purchase ordinary shares under the ESPP after the end of any offering period in effect as of the date of the Merger Agreement. In addition, the Company did not permit new participants to participate in the ESPP or allow existing participants to increase their elections with respect to any offering period in effect as of the date of the Merger Agreement.
Immediately prior to the Merger, the Company will take all actions necessary to enable and require participants in the ESPP to utilize their accumulated payroll deductions to purchase newly issued ordinary shares in accordance with the terms of the ESPP and, immediately after such purchases are completed, the Company will take all actions necessary to cause the ESPP to terminate. At the effective time of the Merger, the newly issued ordinary shares will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes.

Under the ESPP, 38,280 ordinary shares were issued during the twelve months ended December 31, 2018 (2017 — 46,866 shares; 2016 —21,285). Compensation costs charged against income in the twelve months ended December 31, 2018 in respect of the ESPP was $0.2 million (2017 — $0.4 million; 2016 — $0.4 million). The total tax benefit recognized by the Company in relation to the ESPP in the twelve months ended December 31, 2018 was $0.1 million (2017 — $0.1 million; 2016 — $Nil).
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
 (c)    Non-Employee Director Plan
On April 21, 2016, the shareholders of the Company approved the 2016 Stock Incentive Plan for Non-Employee Directors which provides for the granting of options, restricted share units or other share-based awards. In accordance with the Merger Agreement, the 2016 Stock Incentive Plan for Non-Employee Directors will be terminated following the accelerated vesting and cancellation of restricted share units (as described further below) immediately prior to the consummation of the Merger.
Options. No options were granted during the twelve months ended December 31, 2018, 2017 and 2016 and no options were exercised and shares issued in the twelve months ended December 31, 2018 and 2017 (2016 — 4,447). No charges or tax charges against income were made in respect of non-employee directors options for the twelve months ended December 31, 2018 (2017 — $Nil; 2016 — $Nil).

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
At the effective time of the Merger, all outstanding RSUs, whether vested or unvested, will become fully vested and will be converted into the right to receive $42.75 in cash, without interest and less any required withholding taxes, plus a cash amount for any accrued but unpaid dividends in respect of such awards prior to the effective time of the Merger.

The following table summarizes information about RSUs issued to non-employee directors by year of grant as at December 31, 2018.

	As at December 31, 2018
	Restricted Share Units
	Amount Granted	Amount Vested	Amount Forfeited	Amount Outstanding
Non-Employee Directors
2016	24,456	21,352	3,104	—
2017	22,230	20,377	1,853	—
2018	29,025	24,187	—	4,838
Chairman
2016	10,952	10,952	—	—
2017	8,892	8,892	—	—
2018	12,900	10,750	—	2,150
Total	108,455	96,510	4,957	6,988
The fair value of the RSUs is based on the closing price on the date of the grant. Compensation cost charged against income was $1.5 million for the twelve months ended December 31, 2018 (2017 — $1.5 million; 2016 — $1.4 million). The total tax charge recognized by the Company in relation to non-employee RSUs in the twelve months ended December 31, 2018 was $Nil (2017 — $Nil; 2016 — $Nil).
A summary of RSU activity relating to non-employee directors under the Company’s 2013 Share Incentive Plan for the twelve months ended December 31, 2018, 2017 and 2016 is presented below:

	Twelve Months Ended
	December 31, 2018		December 31, 2017		December 31, 2016
Restricted share unit activity	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV	Number of Shares	Weighted Average Grant Date FV
Outstanding restricted stock, beginning of period	4,816	$50.19	5,171	$41.07	6,636	$45.28
Granted	41,925	33.08	31,122	50.18	35,408	41.07
Vested	(39,753)	35.15	(29,624)	48.59	(33,769)	41.89
Forfeited	—	0.00	(1,853)	50.18	(3,104)	41.07
Outstanding restricted stock, end of period	6,988	$33.08	4,816	$50.19	5,171	$41.07

As at December 31, 2018, unrecognized compensation cost related to non-vested RSUs relating to non-employee directors was $0.1 million, which is expected to be recognized over a weighted-average period of 0.1 years.

18.	Intangible Assets and Goodwill
The following table provides a summary of the Company’s intangible assets for the twelve months ended December 31, 2018 and 2017:

	Twelve Months Ended December 31, 2018
	Beginning of the Year	Additions/(Disposals)	Amortization	Impairment	End of the Year
	($ in millions)
Intangible Assets
Trademarks	$2.9	$—	$(0.4)	$—	$2.5
Insurance Licenses	16.7	—	—	—	16.7
Agency Relationships	2.3	—	(0.5)	—	1.8
Non-compete Agreements	0.7	—	(0.3)	—	0.4
Goodwill	3.9	—	—	—	3.9
Renewal Rights	1.4	—	(0.4)	—	1.0
Total	$27.9	$—	$(1.6)	$—	$26.3

	Twelve Months Ended December 31, 2017
	Beginning of the Year	Additions/(Disposals)	Amortization	Impairment	End of the Year
	($ in millions)
Intangible Assets
Trademarks	$6.6	$(3.1)	$(0.5)	$(0.1)	$2.9
Insurance Licenses	16.7	—	—	—	16.7
Agency Relationships	26.2	(21.8)	(2.1)	—	2.3
Non-compete Agreements	3.3	(0.9)	(0.7)	(1.0)	0.7
Consulting Relationships	0.9	—	(0.1)	(0.8)	—
Goodwill	24.2	(18.8)	—	(1.5)	3.9
Renewal Rights	1.7	—	(0.3)	—	1.4
Total	$79.6	$(44.6)	$(3.7)	$(3.4)	$27.9

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
On December 18, 2017, Aspen U.S. Holdings sold its interest in specialist U.S. crop managing general agency business, AgriLogic, to CGB DS in exchange for a 23.2% equity interest in Crop Re Services LLC. Aspen U.S. Holdings retained the agricultural consulting business previously integrated within AgriLogic. Intangible assets disposed of as part of the AgriLogic sale included $21.8 million for agency relationships, $3.1 million for the right to use the AgriLogic trademark, $0.9 million for non-compete agreements and $20.6 million for goodwill.
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
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at December 31, 2018, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2017 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the Aspen trademark was impaired as at December 31, 2018.

Insurance Licenses. The value of the licenses as at December 31, 2018 was $16.6 million (December 31, 2017 — $16.6 million), including $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not being amortized. The Company performed its annual qualitative assessment and determined that it was not more likely than not that the insurance licenses were impaired as at December 31, 2018.
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
The following table details the forms and value of Company’s material restricted assets as at December 31, 2018 and 2017:

	As at December 31, 2018	At December 31, 2017
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$1,033.9	$1,455.0
Third party	2,511.7	2,425.3
Letters of credit / guarantees(1)	771.1	658.5
Investment commitment — real estate fund	—	100.0
Other investments — real estate fund	102.5	—
Total restricted assets	$4,419.2	$4,638.8

Total as percent of investable assets (2)	56.4%	53.4%
 _______________

(1)	As at December 31, 2018, the Company had pledged funds of $771.1 million (December 31, 2017 — $658.5 million) as collateral for the secured letters of credit.

(2)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.
Real Estate Fund. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and the capital call on May 10, 2018. On September 19, 2018, the Company received a demand for the final capital call of $13.8 million and paid the capital on September 28, 2018.
Investments in the real estate fund may be redeemed on a quarterly basis with 90 days’ notice subject to available cash in the fund once the lock-up period ends two years after the capital call. If sufficient cash is not available then all requested redemptions will be made on a pro rata basis. If a redemption request has not been met in full, as of such calendar quarter, the remaining portion of the request will be redeemed in subsequent quarters. There are no assurances as to when the Company may be able to withdraw, in whole or in part, its redemption request from the fund. A lock-up period is the initial amount of time an investor is contractually required to remain invested before having the ability to redeem.
The Company’s current arrangements with our bankers for the issue of letters of credit require us to provide collateral in the form of cash and investments for the full amount of all secured and undrawn letters of credit that are outstanding. We monitor the proportion of our otherwise liquid assets that are committed to trust funds or to the collateralization of letters of credit. As at December 31, 2018 and 2017, these funds amounted to approximately 56.4% of the $7.8 billion and approximately 53.4% of the $8.7 billion of investable assets held by the Company, respectively. We do not consider that this unduly restricts our liquidity at this time. For more information on our credit facilities and long-term debt arrangements, please refer to Note 22, “Credit Facility and Long-term Debt” of these consolidated financial statements.

Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at December 31, 2018 in the amount of $503.2 million (2017 — $458.7 million).
The amounts provided as Funds at Lloyd’s will be drawn upon and become a liability of the Company in the event of Syndicate 4711 declaring a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at December 31, 2018 was £0.4 million (December 31, 2017 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
U.S. Reinsurance Trust Fund. For its U.S. reinsurance activities, Aspen U.K. has established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they may take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen U.K.’s U.S. reinsurance liabilities, which were $1,311.4 million as at December 31, 2018 and $1,268.4 million as at December 31, 2017. As at December 31, 2018, the balance (including applicable letter of credit facilities) held in the trust was $1,336.4 million (2017 — $1,350.9 million).
Aspen Bermuda has also established and must retain a multi-beneficiary U.S. trust fund for the benefit of its U.S. cedants so that they may take financial statement credit without the need to post cedant-specific security. The minimum trust fund amount is $20.0 million plus an amount equal to 100% of Aspen Bermuda’s liabilities to its U.S. cedants which was $647.8 million and $895.5 million as at December 31, 2018 and 2017, respectively. As at December 31, 2018, the balance held in the U.S. trust fund and other Aspen Bermuda trusts was $1,112.4 million (2017 — $1,333.6 million).
U.S. Surplus Lines Trust Fund. Aspen U.K. and Syndicate 4711 have also established a U.S. surplus lines trust fund with a U.S. bank to secure liabilities under U.S. surplus lines policies. The balance held in trust as at December 31, 2018 was $198.8 million (2017 — $195.0 million).
U.S. Regulatory Deposits. As at December 31, 2018, Aspen Specialty had a total of $6.0 million (2017 — $6.0 million) on deposit with six U.S. states in order to satisfy state regulations for writing business in those states. AAIC had a further $6.1 million (2017 — $6.1 million) on deposit with twelve U.S. states.
Canadian Trust Fund. Aspen U.K. has established a Canadian trust fund with a Canadian bank to secure a Canadian insurance license. As at December 31, 2018, the balance held in trust was CAD$152.7 million (2017 — CAD$169.9 million).
Australian Trust Fund. Aspen U.K. has established an Australian trust fund with an Australian bank to secure policyholder liabilities and as a condition for maintaining an Australian insurance license. As at December 31, 2018, the balance held in trust was AUD$209.3 million (2017 — AUD$198.7 million).
Swiss Trust Fund. Aspen U.K. has established a Swiss trust fund with a Swiss bank to secure policyholder liabilities and as a condition for maintaining a Swiss insurance license. As at December 31, 2018, the balance held in trust was CHF9.0 million (2017 — CHF9.8 million).
Singapore Fund. Aspen U.K. has established a segregated Singaporean bank account to secure policyholder liabilities and as a condition for maintaining a Singaporean insurance license and meet local solvency requirements. As at December 31, 2018, the balance in the account was SGD$135.9 million (2017 — SGD$120.6 million).

(b)Operating leases
Amounts outstanding under operating leases net of subleases as at December 31, 2018 and 2017 were:

As at December 31, 2018	2019	2020	2021	2022	2023	Later Years	Total
	($ in millions)
Operating Lease Obligations	$17.5	$16.0	$14.6	$9.9	$8.8	$74.6	$141.4

As at December 31, 2017	2018	2019	2020	2021	2022	Later Years	Total
	($ in millions)
Operating Lease Obligations	$16.2	$16.1	$15.3	$11.0	$8.7	$78.7	$146.0

Total rental and premises expenses for 2018 was $27.3 million (2017 — $26.3 million). For all leases, rent incentives, including reduced-rent and rent-free periods, are spread on a straight-line basis over the term of the lease. The Company believes that our office space is sufficient for us to conduct our operations for the foreseeable future in these locations.
The total depreciation for fixed assets was $29.7 million for the twelve months ended December 31, 2018 (2017 — $34.6 million). Accumulated depreciation as at December 31, 2018 was $175.8 million (2017 — $146.2 million).

(c)	Variable interest entities
As at December 31, 2018, the Company had investments in two (December 31, 2017 — two) variable interest entities, Peregrine Reinsurance Ltd and Silverton Re Ltd.
Peregrine Reinsurance Ltd. For further information regarding the Company’s investment in Peregrine Reinsurance Ltd, please refer to Note 7, “Variable Interest Entities” of these consolidated financial statements.
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
As at December 31, 2018, it was the opinion of the Company’s management based on available information that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.
If the Merger is consummated, each RSU, performance share and phantom share that is outstanding immediately prior to the Merger will, to the extent not vested, become fully vested, and will be canceled and converted into the right to receive $42.75 without interest in accordance to the Merger Agreement. In addition, if the Merger is consummated it could trigger certain changes in control agreements with members of management which could result in potential change in control and transaction payments to those members of management. Consummation of the Merger will also trigger the payment of transaction bonuses to certain executive officers and key employees who contributed significantly to the proposed Merger, such bonuses to be paid no later than 60 days following the consummation of the Merger subject to, with the exception of the Group Chief Executive Officer, the recipient’s continued employment unless terminated without cause.

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
Reinsurance recoverables
The total amount recoverable by the Company from reinsurers as at December 31, 2018 was $2,077.6 million (2017 — $1,515.2 million) of which $1,497.8 million was uncollateralized (2017 — $1,001.9 million). As at December 31, 2018, of the Company’s uncollateralized reinsurance recoverables 15.7% (2017 — 17.0%) were with Munich Re which is rated A+ by A.M. Best and AA- by S&P, 10.2% (2017 — 13.8%) were with Lloyd’s of London Syndicates which are rated A by A.M. Best and A+ by S&P and 10.2% (2017 —7.7% ) were with Everest Re which is rated A+ by A.M Best and A+ by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at December 31, 2018.
Underwriting premium receivables
The total underwriting premium receivable by the Company as at December 31, 2018 was $1,459.3 million (2017 — $1,496.5 million). As at December 31, 2018, $12.4 million of the total underwriting premium receivable balance has been due for settlement for more than one year. The Company assesses the recoverability of premium receivables through a review of policies and the concentration of receivables by broker. A bad debt provision was included of $16.2 million as at December 31, 2018 (2017 — $5.2 million) for underwriting premiums unlikely to be collected.
Investments and cash and cash equivalents
The Company’s investment policies include specific provisions that limit the allowable holdings of a single issue and issuer. As at December 31, 2018, there were no investments in any single issuer, other than the U.S. government, U.S. government agencies, U.S. government sponsored enterprises, the Canadian government and the U.K. government in excess of 2% of the aggregate investment portfolio.
Balances owed by brokers
The Company underwrites a significant amount of its business through brokers and a credit risk exists should any of these brokers be unable to fulfill their contractual obligations in respect of insurance or reinsurance balances due to the Company. The following table shows the largest brokers that the Company transacted business within the three years ended December 31, 2018 and the proportion of gross written premiums from each of those brokers.

	Twelve Months Ended December 31,
	2018	2017	2016
	(in percentages)
Aon Corporation	15.8%	16.4%	18.4%
Marsh & McLennan Companies, Inc.	15.8	16.0	14.7
Willis Group Holdings, Ltd.	12.4	13.1	13.7
Other brokers/non-broker sources(1)	56.0	54.5	53.2
Total	100.0%	100.0%	100.0%

Gross written premiums ($ millions)	$3,446.9	$3,360.9	$3,147.0
 ______________

(1)	No other individual broker accounted for more than 10% of total gross written premiums.

21.	Reclassifications from Accumulated Other Comprehensive Income

The following table sets out the components of the Company’s AOCI that are reclassified into the audited condensed consolidated statement of operations for the twelve months ended December 31, 2018 and 2017:

	Amount Reclassified from AOCI
Details about the AOCI Components	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Affected Line Item in the Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gain on sale of securities	$6.7	$10.7	Realized and unrealized investment gains
Realized (losses) on sale of securities	(11.9)	(6.7)	Realized and unrealized investment losses
	(5.2)	4.0	(Loss)/income from operations before income tax
Tax on net realized gains of securities	0.7	(0.4)	Income tax benefit/(expense)
	$(4.5)	$3.6	Net (loss)/income
Realized derivatives:
Net realized (losses)/gains on settled derivatives	(1.2)	4.4	General, administrative and corporate expenses
Tax on settled derivatives	0.2	(0.8)	Income tax benefit/(expense)
	$(1.0)	$3.6	Net (loss)/income

Total reclassifications from AOCI to the statement of operations, net of income tax	$(5.5)	$7.2	Net (loss)/income

22.	Credit Facility and Long-term Debt
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
As at December 31, 2018, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the LOC Facility with Citi Europe, as previously filed with the SEC, remain in full force and effect. As at December 31, 2018, we had $444.2 million of outstanding collateralized letters of credit under the LOC Facility (December 31, 2017 — $449.4 million).
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
In the fourth quarter of 2015, Silverton issued $125.0 million of participating notes (of which $100.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The 2016 Loan Notes matured on September 17, 2018.
In the fourth quarter of 2016, Silverton issued $130.0 million of participating notes (of which $105.0 million was issued to third parties), which will provide quota share support for Aspen Re’s global property catastrophe excess of loss reinsurance business. The Company’s maximum loss exposure to Silverton in relation to the 2017 Loan Notes is its $1.1 million note holdings as at December 31, 2018 due to mature on September 16, 2019.

The following table summarizes our contractual obligations under the long-term debts as at December 31, 2018.

	Payments Due By Period
Contractual Basis	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	($ in millions)
Long-term Debt Obligations	$—	$125.0	$300.0	$—	$425.0
The Senior Notes obligation disclosed above does not include the $21.5 million annual interest payable associated with the Senior Notes or the loan notes issued by Silverton. For more information on Silverton, refer to Note 7, “Variable Interest Entities” of these consolidated financial statements.

23.	Subsequent Events
On January 16, 2019, Aspen Bermuda entered into a number of standard fixed for floating interest rate swaps with a total notional amount of $3,318.0 million due to mature between January 18, 2021 and January 18, 2034. Aspen Bermuda entered into the swaps in the ordinary course of its investment activities to partially mitigate any negative impact of rises in interest rates on the market value of our fixed income portfolio.

24.	Unaudited Quarterly Financial Data
The following is a summary of the quarterly financial data for the twelve months ended December 31, 2018, 2017 and 2016.

	2018
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$533.5	$519.5	$623.2	$538.5	$2,214.7
Net investment income	47.3	50.4	48.0	52.5	198.2
Realized and unrealized investment gains	100.6	3.5	1.8	4.1	110.0
Other income	2.1	2.1	1.4	3.4	9.0
Total revenues	683.5	575.5	674.4	598.5	2,531.9
Expenses
Losses and loss adjustment expenses	310.2	310.4	431.1	521.3	1,573.0
Amortization of deferred policy acquisition costs	90.8	85.9	101.0	93.9	371.6
General, administrative and corporate expenses	121.0	110.2	160.4	100.1	491.7
Interest on long-term debt	7.4	7.6	5.4	5.5	25.9
Change in fair value of derivatives	(23.5)	46.1	(7.2)	16.4	31.8
Change in fair value of loan notes issued by variable interest entities	(1.0)	3.4	1.7	0.3	4.4
Realized and unrealized investment losses	138.3	24.2	2.7	9.5	174.7
Realized loss on debt extinguishment	—	8.6	—	—	8.6
Net realized and unrealized foreign exchange losses/(gains)	4.7	(5.2)	9.5	(5.5)	3.5
Other expenses	1.2	0.5	0.4	0.6	2.7
Total expenses	649.1	591.7	705.0	742.1	2,687.9
Income from operations before income tax	34.4	(16.2)	(30.6)	(143.6)	(156.0)
Income tax (expense)/benefit	(3.6)	1.5	15.5	(3.2)	10.2
Net income	$30.8	$(14.7)	$(15.1)	$(146.8)	$(145.8)

Per Share Data
Weighted average number of ordinary share and share equivalents (1)
Basic	59,546,165	59,671,684	59,692,623	59,431,469	59,655,507
Diluted	60,513,147	59,671,684	59,692,623	59,431,469	59,655,507

Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$0.39	$(0.38)	$(0.38)	$(2.60)	$(2.97)
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$0.38	$(0.38)	$(0.38)	$(2.60)	$(2.97)
_______________

(1)
The basic and diluted number of ordinary shares for the three months ended June 30, 2018, September 30, 2018 and the three and twelve months ended December 31, 2018 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

	2017
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$581.1	$562.0	$652.5	$511.0	$2,306.6
Net investment income	47.7	47.4	46.4	47.5	189.0
Realized and unrealized investment gains	51.2	49.0	29.9	18.8	148.9
Other income	3.6	3.6	(2.2)	3.9	8.9
Total revenues	683.6	662.0	726.6	581.2	2,653.4
Expenses
Losses and loss adjustment expenses	328.2	346.1	776.2	544.2	1,994.7
Amortization of deferred policy acquisition costs	113.7	96.3	105.4	85.1	400.5
General, administrative and corporate expenses	121.3	119.9	110.9	150.1	502.2
Interest on long-term debt	7.4	7.4	7.4	7.3	29.5
Change in fair value of derivatives	(3.1)	(17.6)	(4.5)	(2.5)	(27.7)
Change in fair value of loan notes issued by variable interest entities	2.9	3.3	(9.8)	(17.6)	(21.2)
Realized and unrealized investment losses	5.0	7.0	12.4	4.0	28.4
Net realized and unrealized foreign exchange losses/(gains)	8.9	20.6	(8.4)	2.8	23.9
Other expenses	—	2.0	—	2.9	4.9
Total expenses	584.3	585.0	989.6	776.3	2,935.2
Income from operations before income tax	99.3	77.0	(263.0)	(195.1)	(281.8)
Income tax (expense)/benefit	(2.8)	(1.2)	9.2	10.2	15.4
Net income/(loss)	$96.5	$75.8	$(253.8)	$(184.9)	$(266.4)

Per Share Data
Weighted average number of ordinary share and share equivalents (1)
Basic	59,862,662	59,966,358	59,759,730	59,431,469	59,753,886
Diluted	61,196,772	61,022,981	59,795,730	59,431,469	59,753,886

Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$1.39	$1.09	$(4.48)	$(3.25)	$(5.22)
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$1.36	$1.07	$(4.48)	$(3.25)	$(5.22)
 _______________

(1)
The basic and diluted number of ordinary shares for the three months ended September 30, 2017 and the three and twelve months ended December 31, 2017 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

	2016
	Quarter Ended March 31	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Year Ended December 31
Revenues	($ in millions)
Net earned premium	$663.1	$680.8	$681.0	$612.4	$2,637.3
Net investment income	49.5	48.0	46.4	43.2	187.1
Realized and unrealized investment gains/(losses) (1)	65.6	45.1	26.7	(29.0)	108.4
Other income	1.4	(0.5)	1.5	3.3	5.7
Total revenues	779.6	773.4	755.6	629.9	2,938.5
Expenses
Losses and loss adjustment expenses	357.4	442.2	389.2	387.3	1,576.1
Amortization of deferred policy acquisition costs	130.2	126.7	130.9	141.1	528.9
General, administrative and corporate expenses	119.8	116.4	125.0	128.9	490.1
Interest on long-term debt	7.4	7.4	7.3	7.4	29.5
Change in fair value of derivatives	7.2	0.4	(0.6)	17.6	24.6
Change in fair value of loan notes issued by variable interest entities	4.4	(0.5)	9.8	3.4	17.1
Realized and unrealized investment losses	20.6	8.3	5.2	29.1	63.2
Net realized and unrealized foreign exchange (gains)/losses	15.7	5.3	(10.8)	(12.0)	(1.8)
Other expenses	—	1.0	(0.9)	1.2	1.3
Total expenses	662.7	707.2	655.1	704.0	2,729.0
Income from operations before income tax	116.9	66.2	100.5	(74.1)	209.5
Income tax (expense)/benefit	(2.5)	(1.3)	(4.9)	2.6	(6.1)
Net income	$114.4	$64.9	$95.6	$(71.5)	$203.4

Per Share Data
Weighted average number of ordinary share and share equivalents (1)
Basic	60,867,815	60,705,028	60,225,705	60,152,420	60,478,740
Diluted	62,483,938	62,192,142	61,577,018	60,152,420	61,860,689

Basic earnings/(loss) per ordinary share adjusted for preference share dividends	$1.73	$0.91	$1.43	$(1.41)	$2.67
Diluted earnings/(loss) per ordinary share adjusted for preference share dividends	$1.68	$0.89	$1.40	$(1.41)	$2.61
 _______________
(1)    The basic and diluted number of ordinary shares for the three months ended December 31, 2016 is the same, as the inclusion of dilutive securities in a loss-making period would be anti-dilutive.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE I - INVESTMENTS
For the Twelve Months Ended December 31, 2018, 2017 and 2016
The Company’s investments comprise investments in subsidiaries.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
BALANCE SHEETS
As at December 31, 2018 and 2017

	As at December 31, 2018	As at December 31, 2017
	($ in millions, except per share amounts)
ASSETS
Short-term investments (available for sale)	$—	$—
Fixed income maturities (trading)	—	79.4
Cash and cash equivalents	55.6	32.0
Investments in subsidiaries (1)	3,178.7	3,394.7
Other investments (equity method)	3.7	3.4
Eurobond issued by subsidiary	—	—
Long-term debt issued by Silverton	1.1	20.6
Intercompany funds due from affiliates	—	5.2
Other assets	9.0	8.8
Total assets	$3,248.1	$3,544.1
LIABILITIES
Accrued expenses and other payables	47.3	4.7
Intercompany funds due to affiliates	120.1	61.4
Long-term debt	424.7	549.5
Total liabilities	$592.1	$615.6
SHAREHOLDERS’ EQUITY
Ordinary Shares:
59,743,156 shares of par value 0.15144558¢ each (December 31, 2017 — 59,474,085)	$0.1	$0.1
Preference Shares:
11,000,000 5.950% shares of par value 0.15144558¢ each (December 31, 2017 — 11,000,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2017 — 10,000,000)	—	—
Additional paid in capital	967.5	954.7
Retained earnings	1,806.6	2,026.9
Non-controlling interest	3.7	2.7
Accumulated other comprehensive income, net of taxes:
Unrealized gains on investments	(66.8)	9.7
Gain/(loss) on derivatives	0.3	2.1
Gains on foreign currency translation	(55.4)	(67.7)
Total accumulated other comprehensive (loss)/income	(121.9)	(55.9)
Total shareholders’ equity	2,656.0	2,928.5
Total liabilities and shareholders’ equity	$3,248.1	$3,544.1
____________________

(1)
The Company’s investment in subsidiaries are accounted for under the equity method and adjustments to the carrying value of these investments are made based on the Company’s share of capital, including share of income and expenses. Changes in the value were recognized in realized and unrealized investment gains and losses in the statement of operations.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
For the Twelve Months Ended December 31, 2018, 2017 and 2016

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
	($ in millions)
Operating Activities:
Equity in net earnings of subsidiaries and other investments, equity method	$(371.3)	$(590.7)	$(85.2)
Dividend income	340.3	373.6	331.3
Interest income on Eurobond	—	18.7	21.1
Net realized and unrealized investment gains/(losses)	(5.1)	(2.3)	3.8
Other income	—	—	—
Total revenues	(36.1)	(200.7)	271.0
Expenses:
General, administrative and corporate expenses	(83.8)	(36.2)	(38.1)
Interest expense	(25.9)	(29.5)	(29.5)
Income from operations before income tax	(145.8)	(266.4)	203.4
Income tax	—	—	—
Net income	(145.8)	(266.4)	203.4
Amount attributable to non-controlling interest	(1.0)	(1.3)	(0.1)
Net (loss)/income attributable to Aspen Insurance Holdings Limited ordinary shareholders	(146.8)	(267.7)	203.3
Other comprehensive (loss)/income, net of taxes:
Change in unrealized gains on investments	(76.5)	(12.8)	(37.7)
Net change from current period hedged transactions	(1.8)	2.6	0.7
Change in foreign currency translation adjustment	12.3	(40.6)	(27.7)
Other comprehensive (loss)/income, net of tax	(66.0)	(50.8)	(64.7)
Comprehensive (loss)/income	$(212.8)	$(318.5)	$138.6

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE II  - CONDENSED FINANCIAL INFORMATION OF REGISTRANT - Continued

STATEMENTS OF CASH FLOWS
For the Twelve Months Ended December 31, 2018, 2017 and 2016

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017	Twelve Months Ended December 31, 2016
	($ in millions)
Cash Flows From/(Used In) Operating Activities:
Net income (1) (excluding equity in net earnings of subsidiaries)	$224.5	$323.0	$289.3
Adjustments:
Share-based compensation expenses	10.1	9.8	15.5
Realized and unrealized losses/(gains)	(0.7)	(2.0)	(3.2)
Loss on derivative contracts	1.8	(2.6)	0.5
Change in other receivables	—	—	—
Change in other assets	(0.2)	(0.2)	0.4
Change in accrued expenses and other payables	51.1	7.0	(9.3)
Change in intercompany activities	63.9	(27.5)	(40.7)
Net cash generated by operating activities	350.5	307.5	252.5
Cash Flows From/(Used in) Investing Activities:
Proceeds/(purchases) of short term investments	—	25.1	(0.1)
Proceeds/(purchases) of fixed income securities	79.4	66.3	(145.7)
Investment in subsidiaries	(215.9)	(111.9)	(126.1)
Investment in long-term debt issued by Silverton	—	—	(25.0)
Repayment of loan notes issued by Silverton	18.6	13.5	19.2
Investment in Micro-insurance	—	(0.1)	—
Investment in Bene	—	—	(3.3)
Net proceeds from other investments, equity method	—	—	—
Net cash (used in) investing activities	(117.9)	(7.1)	(281.0)
Cash Flows From/(Used in) Financing Activities:
Proceeds from issuance of ordinary shares, net of issuance costs	2.7	0.5	2.5
Proceeds from issuance of preference shares, net of issuance costs	—	—	241.3
Preference shares redeemed	—	(293.2)	—
Ordinary share repurchase	—	(30.0)	(75.0)
Long term debt redemption	(125.0)	—	—
Ordinary and preference share dividends paid	(73.4)	(92.4)	(94.5)
Proceeds from maturity of Eurobond	—	—	—
Eurobond purchased from subsidiary	—	—	—
Make-whole payment	(8.6)	—	—
Cash paid for tax withholding purposes	(4.7)	(9.6)	—
Net cash (used in)/from financing activities	(209.0)	(424.7)	74.3
Increase/(decrease) in cash and cash equivalents	23.6	(124.3)	45.8
Cash and cash equivalents — beginning of period	32.0	156.3	110.5
Cash and cash equivalents — end of period	$55.6	$32.0	$156.3
 _________
(1)    Net income has been adjusted for the proportion due to non-controlling interest.

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
For the Twelve Months Ended December 31, 2018, 2017 and 2016
Supplementary Information
($ in millions)

Year Ended December 31, 2018	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$208.3	$2,843.6	$616.0	$1,256.4		$927.0	$260.9	$1,182.9	$118.5
Insurance	40.2	2,153.0	534.3	958.3		646.0	110.7	899.1	239.2
Total	$248.5	$4,996.6	$1,150.3	$2,214.7	$198.2	$1,573.0	$371.6	$2,082.0	$357.7

Year to date December 31, 2017	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$263.0	$2,917.1	$1,067.3	$1,206.1		$1,116.4	$235.5	$1,250.0	$157.3
Insurance	31.3	2,317.2	268.0	1,100.5		878.3	165.0	962.5	253.9
Total	$294.3	$5,234.3	$1,335.3	$2,306.6	$189.0	$1,994.7	$400.5	$2,212.5	$411.2

Year to date December 31, 2016	Deferred Policy Acquisition Costs	Net Reserves for Losses and LAE	Net Reserves for Unearned Premiums	Net Premiums Earned	Net Investment Income	Losses and LAE Expenses	Policy Acquisition Expenses	Net Premium Written	General and Administrative Expenses
Reinsurance	$239.6	$2,462.1	$813.3	$1,181.9		$657.9	$226.4	$1,269.2	$178.2
Insurance	118.8	2,297.1	550.1	1,455.4		918.2	302.5	1,324.5	228.4
Total	$358.4	$4,759.2	$1,363.4	$2,637.3	$187.1	$1,576.1	$528.9	$2,593.7	$406.6

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE IV - REINSURANCE
For the Twelve Months Ended December 31, 2018, 2017 and 2016

Premiums Written

	Direct	Assumed	Ceded	Net Amount
	($ in millions)
2018	$1,951.2	$1,495.7	$(1,364.9)	$2,082.0
2017	$1,812.4	$1,548.5	$(1,148.4)	$2,212.5
2016	$1,733.8	$1,413.2	$(553.3)	$2,593.7

Premiums Earned

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
	($ in millions, except for percentages)
2018	$1,940.5	$(1,319.7)	$1,593.9	$2,214.7	72.0%
2017	$1,757.4	$(902.6)	$1,451.8	$2,306.6	62.9%
2016	$1,768.4	$(449.0)	$1,317.9	$2,637.3	50.0%

ASPEN INSURANCE HOLDINGS LIMITED
SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS
For the Twelve Months Ended December 31, 2018, 2017 and 2016

 The following table shows the movement in the Company’s bad debt provision during the twelve months ended December 31, 2018, 2017 and 2016:

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Year
Provisions for Bad Debt	($ in millions)
2018
Premiums receivable from underwriting activities	$5.2	$11.0	$—	$—	$16.2
Reinsurance	$—	$—	$—	$—	$—
2017
Premiums receivable from underwriting activities	$5.0	$0.2	$—	$—	$5.2
Reinsurance	$—	$—	$—	$—	$—
2016
Premiums receivable from underwriting activities	$2.6	$2.4	$—	$—	$5.0
Reinsurance	$—	$—	$—	$—	$—