Form 10-K/A
ASPEN INSURANCE HOLDINGS LTD
filed 2019-04-29
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________________________________________
Form 10-K/A
(Amendment No. 1)
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
As of April 29, 2019, there were 60,395,839 outstanding ordinary shares, with a par value of $0.01 per ordinary share.

ASPEN INSURANCE HOLDINGS LIMITED
FORM 10-K/A

EXPLANATORY NOTE

On February 13, 2019, Aspen Insurance Holding Limited (the “Company,” “Aspen,” “we,” “us” or “our” and, together with its subsidiaries, the “Aspen Group”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (the “Original Form 10-K”). This Amendment No. 1 (this “Amendment”, and together with the Original Form 10-K, the “Form 10-K”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K. The information contained in this Amendment was omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K which permits the above-referenced items to be incorporated by reference from our definitive proxy statement if such definitive proxy statement is filed with the Securities and Exchange Commission (the “Commission”) no later than 120 days after the end of the fiscal year.

On February 15, 2019, the Company completed its previously announced merger with Highlands Merger Sub, Ltd. (“Merger Sub”), a wholly owned subsidiary of Highlands Holdings, Ltd. (“Parent”). Parent and Merger Sub are affiliates of certain investment funds managed by affiliates of Apollo Global Management, LLC, a leading global alternative investment manager (collectively with its subsidiaries, “Apollo”). Pursuant to the Agreement and Plan of Merger, dated as of August 27, 2018, by and among the Company, Parent and Merger Sub (the “Apollo Merger Agreement”), and the statutory merger agreement required in accordance with Section 105 of the Bermuda Companies Act 1981, as amended (the “Companies Act”), by and among the Company, Parent and Merger Sub, dated as of February 15, 2019, Merger Sub merged with and into the Company in accordance with the Companies Act (the “Merger”), with the Company continuing as the surviving company and as a wholly owned subsidiary of Parent.

As a result of the Merger, the Company does not intend to file a definitive proxy statement by April 30, 2019 (i.e., within 120 days after the end of the Company’s 2018 fiscal year). Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below. This Amendment does not reflect events impacting other Parts of the Original Form 10-K occurring after the filing of the Original Form 10-K with the SEC on February 13, 2019 and no attempt has been made in this Amendment to modify or update those other disclosures as presented in the Original Form 10-K. Except as reflected herein, this Amendment speaks as of the original filing date of the Original Form 10-K. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and with the Company’s filings with the Commission subsequent to the filing of the Original Form 10-K. References to “we”, “us”, “our” and the “Company” refer to the Company or the Company and its subsidiaries.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment under Item 15 of Part IV hereof. Given no financial statements are contained in this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cautionary Statement Regarding Forward-Looking Statements

This Amendment contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act that are made pursuant to the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995. Forward-looking statements include all statements that do not relate solely to historical or current facts. In particular, statements that use the words such as “believe,” “anticipate,” “expect,” “assume,” “objective,” “target,” “plan,” “estimate,” “project,” “seek,” “will,” “may,” “aim,” “likely,” “continue,” “intend,” “guidance,” “outlook,” “trends,” “future,” “could,” “would,” “should,” “target,” “predict,” “potential,” “on track” or their negatives or variations and similar terminology and words of similar import generally involve forward-looking statements.
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events that are subject to a number of risks, uncertainties, assumptions and other factors, many of which are outside our control that could cause actual results to differ materially from such forward-looking statements. Accordingly, there are important factors that could cause our actual results to differ materially from those anticipated in the forward-looking statements. We believe that these factors include, but are not limited to, those set forth in Item 1A under “Risk Factors” in the Original Form 10-K.
The inclusion of forward-looking statements in this Amendment should not be considered as a representation by us that current plans or expectations will be achieved. Forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors of the Company
Prior to the Merger, the Company had a classified Board of Directors (“Board”) that was divided into three classes of directors, with each class elected to serve a term of three years. As of December 31, 2018, the Company’s Board of Directors (the “Predecessor Board”) and committees of the Predecessor Board consisted of the following directors:

Name	Age	Director Since	Audit	Compensation	Corporate Governance & Nominating	Investment	Risk	Lead Independent Director
Class I Directors:
Christopher O’Kane	64	2002
Heidi Hutter	61	2002	●		C		●	●
John Cavoores	61	2006			●		●
Albert Beer	68	2011	●				●
Matthew Botein	46	2017				C
Class II Directors:
Glyn Jones (Chair)	67	2006				●
Gary Gregg	63	2013	●	●			C
Bret Pearlman	52	2013		●	●	●
Class III Directors:
Ronald Pressman	59	2011		C		●
Gordon Ireland	65	2013	C				●
Karl Mayr	69	2015	●	●			●
___________
● Committee Member
C Committee Chair
In accordance with the terms of the Merger Agreement, at the effective time of the Merger, each of the eleven directors of the Company immediately prior to the Merger other than Gordon Ireland and John Cavoores (namely, Glyn Jones, Christopher O’Kane, Albert Beer, Matthew Botein, Gary Gregg, Karl Mayr, Bret Pearlman, Ronald Pressman and Heidi Hutter) ceased to be a director of the Company. Gordon Ireland and John Cavoores remained as a director of the Company. In the case of Glyn Jones, he also stepped down from his position as Chair of the Predecessor Board at the effective time of the Merger and was succeeded by Mark Cloutier.
Following the Merger which was consummated on February 15, 2019, the Company’s current Board of Directors (the “Successor Board”) and Committees of the Successor Board consisted of the following directors:

Name	Age	Director Since	Audit	Compensation	Risk
Mark Bertrand Cloutier (Chair)	63	2019		●	C
Joshua Black	32	2019			●
John Cavoores	61	2006	●		●
Alexander Humphreys	37	2019		●	●
Gordon Ireland	65	2013	C		●
Gernot Lohr	50	2019		C
Gary Parr	62	2019
Michael Saffer	27	2019			●
___________
● Committee Member
C Committee Chair
Following the Merger, the Company ceased having a classified Board pursuant to the Company's Amended and Restated Bye-Laws, which became effective concurrently with the Merger. In addition, given that all of the Company’s ordinary shares are now owned by Parent, the Successor Board dissolved its standing Corporate Governance and Nominating Committee and Investment

Committee, and constituted an investment committee (that is not a committee of the Board) consisting of the officers and employees of the Company and Apollo.
The following table provides information about each of the skills, qualifications and experience of the Predecessor Board, followed by information about each of the skills, qualifications and experience of the Company’s Successor Board:

Position, Principal Occupation, Business Experience and Directorships

• Chairman, Quilter plc — 2016 to present
• Chairman, Aldermore Group PLC and Aldermore Group Bank PLC — 2014 to 2017
• Senior Independent Director and Chairman of the Investment Committee, Direct Line Insurance Group — 2012 to 2015
• Director, UK Insurance Limited — 2012 to 2015
• Non-Executive Director and Chairman, Aspen U.K. — 2006 to 2014
• Chairman, Towry Holdings — 2006 to 2012
• Chairman, BT Pension Scheme Management — 2010 to 2011
• Chairman, Hermes Fund Managers — 2008 to 2011
• Chief Executive Officer, Thames River Capital LLP — 2005 to 2006
• Chief Executive Officer, Gartmore Investment Management — 2000 to 2004
• Chief Executive Officer, Coutts NatWest Group and Coutts Group — 1997 to 2000
• General Manager, Global Private Banking, Standard Chartered — 1991 to 1997
• Consulting Partner, Coopers & Lybrand/Deloitte Haskins & Sells Management Consultants — 1981 to 1990

Glyn Jones	Skills and Qualifications
Age: 67
Mr. Jones has over 30 years of experience within the financial services sector. He is the former chief executive officer of a number of large, regulated, international financial services groups and has served as chairman of the board in a number of other financial services companies. As a result, Mr. Jones provided the Board leadership for a complex, global and regulated financial services business such as ours and was also a member of the Investment Committee.

Chair of the Board
May 2, 2007 — February 15, 2019
Director of Aspen
October 30, 2006 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Group Chief Executive Officer, Aspen Insurance Holdings Limited — 2002 to February 15, 2019
• Director, Blue Marble Micro Insurance — 2016 to present
• Director, Aspen U.K. — 2002 to 2014
• Chief Executive Officer of Aspen U.K. — 2002 to 2010
• Chairman, Aspen Bermuda Limited — 2002 to 2006
• Director, Chief Underwriting Officer, Lloyd’s Syndicate 2020 — 2000 to 2002
• Underwriting Partner, Lloyd’s Syndicate 2020 — 1998 to 2000
• Deputy Underwriter, Syndicate 51 — 1993 to 1998

Christopher O’Kane	Skills and Qualifications
Age: 64
Mr. O’Kane has extensive experience in the specialty re/insurance industry and was both a co-founder of our Company’s business and its founding Chief Executive Officer. Mr. O’Kane brought his market experience and industry knowledge to Board discussions and was also directly accountable to the Board for the day-to-day management of the Company and the implementation of its business strategy.

Group Chief Executive Officer and Director
June 21, 2002 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Vice Chair, United Educators Insurance Company — 2009 to 2013; Board Member — 2006 to present
• Director, Gramercy Indemnity Co — 2018 to present
• Director, Aspen Bermuda Limited — 2014 to present
• Trustee Emeritus, Actuarial Foundation — 2009 to present; Board Member — 2006 to 2009
• Michael J. Kevany/XL Professor of Insurance and Actuarial Science at St John’s University, School of Risk Management — 2006 to present
• Board Member, American Academy of Actuaries — 2013 to 2016
• Chair, Actuarial Standards Board — 2010 to 2011; Board Member — 2007 to 2012
• Senior Executive, American Re-Insurance Corporation (Munich Re America) — 1992 to 2006
• Senior Executive, Skandia America Reinsurance Corporation — 1989 to 1992
• President and Board member, Casualty Actuarial Society — 1995

Albert Beer	Skills and Qualifications
Age: 68
Mr. Beer has over 30 years of actuarial and management experience in the insurance industry. Mr. Beer’s roles at American Re-Insurance Corporation included the active supervision of principal financial and accounting officers. In addition, Mr. Beer has extensive experience in reserving matters, which constituted the principal subjective assessments within the Company’s accounts. As a result, Mr. Beer served as a designated financial expert on the Company’s Audit Committee and was a member of the Risk Committee.

Director of Aspen
February 4, 2011 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Director, Fidentia Fortuna Holdings Limited — 2018 to present
• Director, Aspen Capital Markets — 2017 to February 15, 2019
• Managing Partner, Gallatin Point Capital LLC — 2017 to present
• Advisor, BlackRock Inc.’s alternative investment unit — 2017 to present
• Director, Northeast Bancorp — 2010 to present
• Director, PennyMac Financial Services Inc. — 2008 to present
• Director, Alignment Artist Capital LLC — 2015 to 2017
• Director, Alliance Partners LLC — 2011 to 2017
• Head, BlackRock Alternative Investors, BlackRock Inc. — 2010 to 2017
• Co-Head and Chief Investment Officer, BlackRock Inc.’s alternative investment unit — 2010 to 2017
• Managing Director and Global Operating Committee Member, Blackrock Inc. — 2010 to 2017
• Director, PennyMac Mortgage Investment Trust — 2009 to 2013
• Director, Corelogic, Inc. (and predecessor, First American Corporation) — 2009 to 2011
• Director, Cyrus Holdings Ltd — 2005 to 2009
• Non-Executive Director, Aspen — 2002 to 2003 and 2007 to 2011

Matthew Botein	Skills and Qualifications
Age: 46
Mr. Botein has approximately 20 years of experience in the financial services industry, primarily managing portfolio investments in the banking, insurance, asset management, capital markets and financial processing sectors. As a result of his extensive financial services and investment management experience, Mr. Botein also served as Chair of the Investment Committee.

Director of Aspen
February 7, 2017 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Chairman, Guidewire Software, Inc. —  2015 to 2016; Director — 2012 to 2016
• Director, Cunningham Lindsey, Inc. — 2014 to 2016
• Co-Chief Executive Officer, Aspen Insurance business segment — 2010 to 2011
• Director, Alliant Insurance Holdings — 2007 to 2012
• Advisor, Blackstone — 2006 to 2010
• Managing Director, Century Capital — 2006
• President and Chief Executive Officer, OneBeacon Insurance Company — 2003 to 2005; Managing Director — 2001 to 2005
• President, National Union Insurance Company, a subsidiary of AIG, Inc. — 1998 to 2000
• Chief Underwriting Officer, Executive Vice President, Managing Director of Overseas Operations, Chubb Insurance Group — 1979 to 1998

John Cavoores	Skills and Qualifications
Age: 61
Mr. Cavoores has over 30 years of experience within the insurance industry having, among other positions, formerly served as President and Chief Executive Officer of OneBeacon Insurance Company. As a result, Mr. Cavoores provides the Board with broad ranging business experience, with particular focus on insurance matters and strategies within the United States, and is a member of the Risk Committee and previously served as a member of the Corporate Governance and Nominating Committee.

Director of Aspen
since October 30, 2006 (Non-Executive Director since January 1, 2012)

Position, Principal Occupation, Business Experience and Directorships

• Member of the Executive Committee, Nominating Committee and Chair of the Finance Committee, Board of Trustees Museum of Science in Boston, Massachusetts — 2015 to present; Overseer and member of the Audit Committee — 2006 to 2014
• Trustee, Member of the Audit Committee and Chairman of the Development Committee, Stimson Center, Washington DC — 2012 to present
• Ortelius Ventures LLC — 2013 to 2015
• Academic Affairs Committee and Dean’s Executive Council, D’Amore School of Business, Northeastern University — 2003 to 2015
• Private Consultant — 2011 to 2013
• President of Liberty Mutual Agency Corporation — 2005 to 2011
• President of Commercial Markets, Liberty Mutual — 1999 to 2005; Senior Executive — 1989 to 1999
• Partner, KPMG — 1988 to 1989; Executive — 1979 to 1988

Gary Gregg	Skills and Qualifications
Age: 63
Mr. Gregg has over 30 years of experience within the insurance industry, with expertise in the U.S. property and casualty market. Mr. Gregg also has relevant entrepreneurial experience in running insurance companies through his various positions held at Liberty Mutual Group, which included overseeing multiple business acquisitions and subsequent integrations; directing overall IT strategy for his business units, with annual budgets typically in the range of $400 million, including major claims, underwriting and CRM system implementations; and experience managing multiple insurance distribution channels including large national brokerage, the U.S. independent agency system and direct selling. Given his extensive operational background, Mr. Gregg also served as Chair of the Risk Committee and was a member of the Audit and Compensation Committees.

Director of Aspen
April 24, 2013 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Director and Chair, Aspen Managing Agency Limited (“AMAL”) — 2008 to February 15, 2019
• Manager, Black Diamond Capital Partners — 2005 to present
• Director, SBLI USA Life Insurance Company, Inc. — 2014 to 2018
• Director, Prosperity Life Insurance Group, LLC — 2013 to 2018; Audit Committee Chair — 2016 to 2018
• Director, Shenandoah Life Insurance Company — 2012 to 2018; Audit Committee Chair — 2012 to 2018
• Chief Executive Officer, Black Diamond Group, LLC — 2001 to present
• Non-Executive Director, Aspen Insurance U.K. Ltd. — 2002 to 2016
• Director and Audit Committee Chair, AmeriLife Group LLC, DE, US — 2007 to 2015
• Director, Smart Insurance Company — 2010 to 2013
• Director, Talbot Underwriting — 2002 to 2007
• Chief Executive Officer, Swiss Re America — 1996 to 1999
• Executive Board Member, Swiss Re Zurich — 1996 to 1999
• Project Director, Equitas Project — 1993 to 1995
• Executive, Swiss Re, NY — 1979 to 1993

Heidi Hutter	Skills and Qualifications
Age: 61
Ms. Hutter has over 35 years of management and actuarial experience within the re/insurance industry. Ms. Hutter is a recognized industry leader with relevant experience both in the United States and internationally. Ms. Hutter has particular insurance experience at Lloyd’s where she served as Project Director for the Equitas Project from 1993 to 1995, and having previously served on the board of Talbot Underwriting Ltd. (corporate member and managing agent of Lloyd’s syndicate) from 2002 to 2007. As a result of her experience, Ms. Hutter provided the Board with insight on numerous matters relevant to insurance practice. Ms. Hutter also served as Chair of the Corporate Governance and Nominating Committee and as a member of the Audit and Risk Committees.

Lead Independent Director
October 29, 2014 — February 15, 2019
Director of Aspen
June 21, 2002 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Non-Executive Director, Aspen U.K. — 2016 to present
• Director, Iccaria Insurance ICC Ltd — 2015 to present
• Director, Yorkshire Building Society Group — 2015 to present
• Director, L&F Holdings Limited — 2010 to 2015
• CEO, L&F Indemnity Limited — 2010 to 2015
• Director, Lifeguard Insurance (Dublin) Limited — 2010 to 2015
• Director, Catamount Indemnity Limited — 2010 to 2015
• Director, Professional Asset Indemnity Limited — 2010 to 2015
• Director, Global Insurance Company Limited — 2011 to 2014
• U.K.  Firms’ Supervisory Board, Chairman of the Senior Management Remuneration Committee, Deputy Chairman of the Supervisory Board, Chairman of the PricewaterhouseCoopers LLP (“PwC”) partner admissions panel, Chairman of the Global International Insurance Accounting Group, PwC’s representative on The Institute of Chartered Accountants in England and Wales (“ICAEW”) Accounting sub-Committee,  PwC — 1974 to 2010
• ICAEW representative on the Federation des Experts Comptables European equivalent committee — For a period of time as Partner at PwC
• Member of the European Financial Reporting Advisory Group Financial Instruments Working Group — For a period of time as Partner at PwC

Gordon Ireland	Skills and Qualifications
Age: 65
Mr. Ireland has over 35 years of experience within the financial services sector having worked at PwC. As a result of his audit-led exposure to the London Market and general insurance and reinsurance markets throughout his career, Mr. Ireland provides strong insurance audit skills and technical accountancy expertise to our Board. As a result, he serves as Chair of the Audit Committee, on which he is also a designated financial expert, and as a member of the Risk Committee.

Director of Aspen
since February 7, 2013

Position, Principal Occupation, Business Experience and Directorships

• Non-Executive Director and member of the Audit Committee, AMAL — 2016 to present
• Non-Executive Director and member of the Risk Committee, Aspen U.K. — 2015 to present
• Director, Würzburger Versicherungs-AG — 2004 to present
• Vice Chairman, Axis Reinsurance — 2013 to 2014
• President & CEO, Axis Re Europe — 2003 to 2012
• GE Frankona Reinsurance Company — 1980 to 2003

Karl Mayr	Skills and Qualifications
Age: 69
Mr. Mayr has over 30 years of experience in the reinsurance sector, primarily in Europe, across a number of product lines in both an underwriting capacity and in senior management roles. As a result of his global expertise and senior leadership experience, Mr. Mayr also served as a member of the Audit, Risk and Compensation Committees.

Director of Aspen
December 2, 2015 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Board member, Volotea Holdings Europe — 2018 to present
• Board member, Oak Point Holdco, LLC — 2017 to present
• Board member, CHM Holdings LLC — 2015 to present
• Manager, HRS 1776 Partners — 2014 to present
• Board member, YRF Darca charity — 2010 to present
• Managing Director and Co-Founder, Elevation Partners — 2004 to present
• Board member, Jericho Athletic Association charity — 2012 to 2017
• Board member, Forbes Media LLC — 2009 to 2014
• Executive, The Blackstone Group — 1989 to 2004; Senior MD — 2000 to 2004

Bret Pearlman	Skills and Qualifications
Age: 52
Mr. Pearlman has over 25 years of experience within private equity, including as a partner and co-founder, providing a strong understanding of performance management, business models, corporate finance and capital management. His current role as Managing Director at Elevation Partners provides significant experience of the digital world and technology. As a result of his financial and investment management experience, Mr. Pearlman also served as a member of the Compensation, Corporate Governance and Nominating and Investment Committees.

Director of Aspen
July 24, 2013 — February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Board member, The American Council of Life Insurers — 2016 to 2018
• Member of the Business Higher Education Forum — 2016 to 2018
• Executive Vice President and Chief Executive Officer, TIAA Institutional Financial Services —2015 to 2018
• Chief Operating Officer, TIAA Institutional Financial Services — 2012 to 2015
• Director, Pathways to College — 2006 to present
• Charter trustee, Hamilton College — 2004 to present
• Chairman of the Board, A Better Chance — 2006 to 2016
• Board member, New York Life Insurance Company — 2011 to 2012
• President and Chief Executive Officer of GE Capital Real Estate, General Electric Corporation — 2007 to 2011
• President and Chief Executive Officer of GE Asset Management — 2006 to 2007
• Chairman, Chief Executive Officer and President of Employers Reinsurance — 2000 to 2006
• A series of Executive roles, General Electric Corporation — 1980 to 2000

Ronald Pressman	Skills and Qualifications
Age: 61
Mr. Pressman has over 30 years of experience within the financial services sector, in particular real estate, asset management and reinsurance, having worked at GE for over 30 years and served as Chief Operating Officer of TIAA until his appointment as Executive Vice President and Chief Executive Officer of TIAA Institutional Financial Services in September 2015. With his varied experience across such sectors and having held senior positions, Mr. Pressman provided further insight on a wide range of matters including operations, insurance industry and investment management expertise. As a result of his experience, Mr. Pressman also served as Chair of the Compensation Committee and as a member of the Investment Committee.

Director of Aspen
November 17, 2011 - February 15, 2019

The following table provides information about each of the skills, qualifications and experience of the Company’s Successor Board:

Position, Principal Occupation, Business Experience and Directorships

• Non-Executive Director of the Franchise Board and member of the Audit Committee, Lloyd’s — 2015 to present
• Member of the Nominations & Governance Committee, Lloyd’s— 2017 to present
• Executive Chairman, Brit Group — January 2017 to February 2019
• Chief Executive Officer, Brit Group — 2011 to 2016

Mark Cloutier
Age: 63
Mr. Cloutier has over 35 years of experience working in the international insurance and reinsurance sector in multiple jurisdictions including Canada, the United States, the United Kingdom, Bermuda, Continental Europe, Asia, China and South Africa, Mark has held a number of Chief Executive Officer and senior executive positions, including serving as Chief Executive Officer of the Alea Group, Chief Executive Officer of Overseas Partners Re and President of E.W. Blanch Insurance Services Inc.

Group Chief Executive Officer and Chair of the Board
since February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Principal, Apollo Global Management, LLC — 2011 to present
• Director, Highlands Holdings, Ltd. — 2019 to present
• Director, Excela Technologies, Inc. — 2017 to present
• Director, Athene USA Corporation — 2013 to 2015

Josh Black	Skills and Qualifications
Age: 32
Mr. Black is a Principal in Apollo’s Private Equity division, having joined Apollo in 2011. Mr. Black focuses on a wide range of industries, including property and casualty insurance. Prior to joining Apollo, Mr. Black was a member of the Leveraged Finance Product Group at Goldman Sachs & Co., having worked previously in its Financial Institutions Industry Group. Mr. Black graduated cum laude from Princeton University with a B.A. in Religion.

Director of Aspen
since February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Chairman, Guidewire Software, Inc. —  2015 to 2016; Director — 2012 to 2016
• Director, Cunningham Lindsey, Inc. — 2014 to 2016
• Co-Chief Executive Officer, Aspen Insurance business segment — 2010 to 2011
• Director, Alliant Insurance Holdings — 2007 to 2012
• Advisor, Blackstone — 2006 to 2010
• Managing Director, Century Capital — 2006
• President and Chief Executive Officer, OneBeacon Insurance Company — 2003 to 2005; Managing Director — 2001 to 2005
• President, National Union Insurance Company, a subsidiary of AIG, Inc. — 1998 to 2000
• Chief Underwriting Officer, Executive Vice President, Managing Director of Overseas Operations, Chubb Insurance Group — 1979 to 1998

John Cavoores	Skills and Qualifications
Age: 61
Mr. Cavoores has over 30 years of experience within the insurance industry having, among other positions, formerly served as President and Chief Executive Officer of OneBeacon Insurance Company. As a result, Mr. Cavoores provides the Board with broad ranging business experience, with particular focus on insurance matters and strategies within the United States, and is a member of the Audit and Risk Committees.

Director of Aspen
since October 30, 2006 (non-executive director since January 1, 2012)

Position, Principal Occupation, Business Experience and Directorships

• Partner, Apollo Global Management, LLC — 2008 to present
• Director, Highlands Holdings, Ltd. — 2019 to present
• Director, Ste Industrielle d’Aviation Latecoerce SA — 2018 to present
• Director, Luminescence Coöperatief U.A. — 2017 to present
• Director, HD Bidco Limited — 2017 to present
• Director, HD Finance Holdings Limited — 2017 to present
• Director, Amissima Holdings S.r.l. — 2015 to present
• Director, Amissima Vita S.p.A. — 2015 to present
• Director, Amissima Assicurazioni S.p.A. — 2015 to present
• Director, Calm Eagle Portugal, Sociedade Unipessoal, Lda. — 2015 to present
• Director, Seguradoras Unidas, S.A. — 2015 to present
• Director, Catalina Holdings (Bermuda) Ltd. — 2014 to present

Alex Humphreys	Skills and Qualifications
Age: 37
Mr. Humphreys is a partner at Apollo Global Management, LLC, which he joined in 2008. Prior to this, Mr. Humphreys was with Goldman Sachs in its financial institutions M&A team based in London. Mr. Humphreys has a BSc in Economics from University College London.

Director of Aspen
since February 15, 2019

Position, Principal Occupation, Business Experience and Directorships

• Non-Executive Director, Aspen U.K. — 2016 to present
• Director, Iccaria Insurance ICC Ltd — 2015 to present
• Director, Yorkshire Building Society Group — 2015 to present
• Director, L&F Holdings Limited — 2010 to 2015
• CEO, L&F Indemnity Limited — 2010 to 2015
• Director, Lifeguard Insurance (Dublin) Limited — 2010 to 2015
• Director, Catamount Indemnity Limited — 2010 to 2015
• Director, Professional Asset Indemnity Limited — 2010 to 2015
• Director, Global Insurance Company Limited — 2011 to 2014
• U.K.  Firms’ Supervisory Board, Chairman of the Senior Management Remuneration Committee, Deputy Chairman of the Supervisory Board, Chairman of the PricewaterhouseCoopers LLP (“PwC”) partner admissions panel, Chairman of the Global International Insurance Accounting Group, PwC’s representative on The Institute of Chartered Accountants in England and Wales (“ICAEW”) Accounting sub-Committee,  PwC — 1974 to 2010
• ICAEW representative on the Federation des Experts Comptables European equivalent committee — for a period of time as Partner at PwC
• Member of the European Financial Reporting Advisory Group Financial Instruments Working Group — for a period of time as Partner at PwC

Gordon Ireland	Skills and Qualifications
Age: 65
Mr. Ireland has over 35 years of experience within the financial services sector having worked at PwC. As a result of his audit-led exposure to the London Market and general insurance and reinsurance markets throughout his career, Mr. Ireland provides strong insurance audit skills and technical accountancy expertise to our Board. As a result, he serves as Chair of the Audit Committee, on which he is also a designated financial expert, and as a member of the Risk Committee.

Director of Aspen
since February 7, 2013

Position, Principal Occupation, Business Experience and Directorships

• Senior Partner and Global Head of Financial Institutions, Apollo Global Management, LLC — 2007 to present
• Director, Athene Annuity Re Ltd. — 2018 to present
• Director, member of the General and Compensation Supervision, Audit and Nominating Committees, Oldenburgische Landesbank — 2018 to present
• Director, Athora Holding Ltd. — 2018 to present
• Director, Companhia de Seguros Tranquilidade, S.A. — 2015 to present
• Director, AAA MIP Limited — 2014 to present
• General Partner, AP Alternative Assets, L.P. AAA Guernsey Limited — 2014 to present
• Director, AAM GP Ltd. — 2013 to present
• Director, Catalina Holdings (Bermuda) Ltd. — 2013 to present
• Director, Athene Holding Ltd. — 2009 to present
• Director, Athene Life Re Ltd. — 2009 to present; member of the Underwriting Committee — 2009 to 2015
• Director, member of the Audit Committee, Deputy Chairman of the Nomination Committee and Chairman of the Remuneration Committee, Nova Kreditna Banka Maribor d.d. — 2016 to 2018
• Director and member of the Supervisory Board, Bremer Kreditbank Aktiengesellschaft — 2014 to 2018
• Director, Amissima Holdings S.r.l. (formerly known as Primavera Holdings S.r.l.) — 2015 to 2018
• Director, Amissima Assicurazioni S.p.A. (formerly known as Carige R.D. Assicurazioni e Riassicurazioni S.p.A.) — 2015 to 2018
• Director, Amissima Vita S.p.A. (formerly known as Carige Vita Nuova S.p.A.)— 2015 to 2018
• Director and Deputy Chairman of the Audit Committee, KBS Banka d.d. — 2016 to 2017
• Director and member of the Investment Committee, Brit PLC — 2014 to 2015
• Director and member of the Investment Committee, Brit Insurance Holdings BV — 2011 to 2015

Gernot Lohr	Skills and Qualifications
Age: 50
Mr. Lohr joined Apollo in 2007 after having been a founding partner at Infinity Point LLC, Apollo’s joint venture partner for the financial services industry, since 2005. Prior to that, Mr. Lohr spent eight years in financial services investment banking at Goldman Sachs & Co in New York. He also worked at McKinsey & Company and B. Metzler Corporate Finance in Frankfurt. Mr. Lohr is currently a member of Apollo’s Management Committee and oversees Apollo’s investments in the financial services sector. Mr. Lohr graduated from the University of Karlsruhe, Germany, with a joint Master’s Degree in Economics and Engineering and holds an MBA from the MIT Sloan School of Management, where he is currently a member of the MIT Sloan Advisory Board.

Director of Aspen
since February 15, 2019

Position, Principal Occupation, Business Experience and Directorships
• Senior Managing Director and Executive Committee member, Apollo Global Management, LLC — 2016 to present • Vice Chairman, Lazard LLC — 2003 to 2016 • Director, Lazard LLC — 2010 to 2012
Gary Parr	Skills and Qualifications
Age: 62
Mr Parr is a Senior Managing Director and Executive Committee member of Apollo. Previously, Mr. Parr was a Deputy Chairman and on the board of directors of Lazard, LLC. He was earlier with Morgan Stanley as a Vice Chairman, the Head of Global Financial Institutions and Co-Head of the Global M&A Group. Mr. Parr was the Chairman of the New York Philharmonic and is now the Chairman of the Parr Center for Ethics at the University of North Carolina and a trustee of the Morgan Library. He was previously the Chairman of Venetian Heritage and a board member of Lincoln Center and the Berkeley Divinity School at Yale. Mr. Parr graduated with honors, Phi Beta Kappa and Beta Gamma Sigma, from the University of North Carolina and received his MBA from Northwestern University. He received the Outstanding Alumni Award at the University of North Carolina in 2013.

Director of Aspen
since February 15, 2019

Position, Principal Occupation, Business Experience and Directorships
• Associate, Apollo Global Management, LLC — 2015 to present • Director, Highlands Holdings, Ltd. — 2019 to present • Investment Banking Analyst, Credit Suisse — 2013 to 2015
Michael Saffer	Skills and Qualifications
Age: 27	Mr. Saffer joined Apollo in 2015 and prior to this was a member of the M&A group at Credit Suisse based in London. Mr. Saffer graduated from the University of Nottingham with a BSc in Economics.
Director of Aspen
since February 15, 2019

Committees of the Board of Directors
The following were standing committees of the Predecessor Board:

Audit Committee	Roles and Responsibilities

Members:
•  The Audit Committee has general responsibility for the oversight and supervision of our accounting, reporting and financial control practices. Among other things, the Audit Committee annually reviews the qualifications of the independent auditors, makes recommendations to the Board as to their selection and reviews the plan, fees and results of their audit.

•  The Board determined that each of the members of the Audit Committee are financially literate as such term is defined by applicable NYSE and SEC requirements. In addition, the Board determined that Mr. Ireland qualifies as an “audit committee financial expert” pursuant to the rules and regulations of the SEC.

•  The Audit Committee held four meetings in 2018.

Albert Beer Gary Gregg Heidi Hutter Gordon Ireland (Chair) Karl Mayr

Predecessor Compensation Committee	Roles and Responsibilities

Members:
•  The Compensation Committee oversees our compensation and benefit policies and programs, including administration of our annual bonus pool funding and long-term incentive plans.

• The Compensation Committee determines the compensation of executive officers and key employees.

• The Compensation Committee held five meetings during 2018.

Gary Gregg Karl Mayr Bret Pearlman Ronald Pressman (Chair)

Risk Committee	Roles and Responsibilities

Members:
•   Among other things, the Risk Committee is responsible for establishing our risk management strategy, approving our risk management framework, methodologies and policies, and reviewing our approach for determining and measuring our risk tolerances.

•   The Risk Committee held four meetings during 2018.

Albert Beer John Cavoores Gary Gregg (Chair) Heidi Hutter Gordon Ireland Karl Mayr

Investment Committee	Roles and Responsibilities

Members:
•  The Investment Committee is an advisory committee to the Board which, among other things, formulates our investment policy and oversees all of our significant investing activities.

•  The Investment Committee held four meetings during 2018.

Matthew Botein (Chair) Glyn Jones Bret Pearlman Ronald Pressman

Corporate Governance and Nominating Committee	Roles and Responsibilities

Members:
•  The Corporate Governance and Nominating Committee establishes, among other things, the Board’s criteria for selecting new directors and oversees the evaluation of the Board.

•  The Corporate Governance and Nominating Committee held four meetings during 2018.

John Cavoores Heidi Hutter (Chair) Bret Pearlman

The Board may, from time to time, implement ad hoc committees for specific purposes. The Predecessor Board had the following ad hoc committee during 2018:

Strategy Committee	Roles and Responsibilities

Members:
• The Strategy Committee was formed in 2018 to facilitate the timely consideration of potential strategic transactions. Among other things, the Board authorized the Strategy Committee to review and analyze proposals for the Company to engage in strategic transactions, discuss with management and the Company’s advisors the strategy regarding any discussions or negotiations with potential buyers relating to any such potential transaction and to oversee such discussions or negotiations. In addition, the Board authorized the Strategy Committee to agree on the nature and scope of any due diligence review to be undertaken by any potential buyer and to make recommendations to the Board with the foregoing.

• The Strategy Committee held four meetings during 2018.

Matthew Botein Gary Gregg Gordon Ireland Glyn Jones (Chair) Christopher O’Kane Bret Pearlman

2018 Non-Executive Director Compensation
The table below summarizes the compensation paid by the Company to non-executive directors of the Predecessor Board for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash (1) ($)	Share Awards(2) ($)	Total ($)
Albert Beer (3)	130,000	106,683	236,683
Matthew Botein (4)	135,000	106,683	241,683
John Cavoores (5)	95,000	106,683	201,683
Gary Gregg (6)	140,000	106,683	246,683
Heidi Hutter (7)	182,566	106,683	289,249
Gordon Ireland (8)	164,254	106,683	270,937
Glyn Jones (Former Chair) (9)	266,240	426,732	692,972
Karl Mayr (10)	188,508	106,683	295,191
Bret Pearlman (11)	75,000	106,683	181,683
Ronald Pressman (12)	105,000	106,683	211,683

__________

(1)
For directors who were paid for their services to the Company in British Pounds rather than U.S. Dollars, such as Mr. Ireland, such compensation for 2018 was converted into British Pounds at the prevailing rate of exchange between the British Pound and the U.S. Dollar at the time of payment. For fees denominated and paid to directors in British Pounds (such as Mr. Jones for his services as Chair of the Predecessor Board, Ms. Hutter for her services to AMAL, Mr. Mayr for his services to Aspen U.K. and AMAL and Mr. Ireland for his services to Aspen U.K.), an exchange rate of $1.3312 to £1 was used for reporting purposes, which is the average rate of exchange for 2018.

(2)
Consists of restricted share units. Valuation is based on the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeitures related to service-based vesting conditions, which was $33.08 for the restricted share units granted on February 9, 2018.

(3)
Represents (i) $50,000 annual Board fee, (ii) $30,000 attendance fee, (iii) $10,000 for serving as a member of the Audit Committee, (iv) $30,000 for serving on the board of directors of Aspen Bermuda and (v) $10,000 for serving as chair of the audit committee of Aspen Bermuda. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Beer held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(4)
Represents (i) $50,000 annual Board fee, (ii) $30,000 attendance fee, (iii) $15,000 for serving as Chair of the Investment Committee and (iv) $40,000 for serving as a member of the Aspen Capital Markets Board of Directors. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Botein held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(5)
Represents (i) $50,000 annual Board fee, (ii) $25,000 attendance fee and (iii) $20,000 attendance fee for serving on the Global Insurance Board, an advisory board to Aspen Insurance’s operations. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Cavoores held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(6)
Represents (i) $50,000 annual Board fee, (ii) $30,000 attendance fee, (iii) $10,000 for serving as a member of the Audit Committee (iv) $30,000 for serving as the Chair of the Risk Committee and (v) $20,000 attendance fee for serving on the Global Insurance Board, an advisory board to Aspen Insurance’s operations. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Gregg held 538 unvested restricted share units as at December 31, 2018, which vested and settled February 9, 2019.

(7)
Represents (i) $50,000 annual Board fee, (ii) $30,000 attendance fee, (iii) $10,000 for serving as a member of the Audit Committee, (iv) $15,000 for serving as the Chair of the Corporate Governance and Nominating Committee, (v) $15,000 for serving as Lead Independent Director of the Predecessor Board, (vi) £37,000 ($49,254) annual fee for serving on the board of directors of AMAL and (vii) £10,000 ($13,312) for serving as Chair of the Board of Directors of AMAL. In respect of the 3,225 restricted share units granted on February 9, 2018, Ms. Hutter held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(8)
Represents (i) $50,000 annual Board fee, (ii) $35,000 attendance fee, (iii) $30,000 for serving as Chair of the Audit Committee and (iv) £37,000 ($49,254) for serving on the board of directors of Aspen U.K. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Ireland held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(9)
Represents Mr. Jones’ annual Chair’s fee of £200,000 ($266,240). In respect of the 12,900 restricted share units granted on February 9, 2018, Mr. Jones held 2,151 unvested restricted share units as of December 31, 2018, which vested and settled on February 9, 2019. During 2018, the Company provided Mr. Jones with access to private medical insurance, for which Mr. Jones paid the full cost.

(10)
Represents (i) $50,000 annual Board fee, (ii) $30,000 attendance fee, (iii) $10,000 for serving as a member of the Audit Committee, (iv) £37,000 ($49,254) for serving on the board of directors of Aspen U.K., which accounts for an increase in fees on March 21, 2017 and (v)

£37,000 ($49,254) for serving on the board of directors of AMAL. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Mayr held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(11)
Represents (i) $50,000 annual Board fee and (ii) $25,000 attendance fee. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Pearlman held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

(12)
Represents (i) $50,000 annual Board fee, (ii) $30,000 attendance fee and (iii) $25,000 for serving as Chair of the Compensation Committee. In respect of the 3,225 restricted share units granted on February 9, 2018, Mr. Pressman held 538 unvested restricted share units as at December 31, 2018, which vested and settled on February 9, 2019.

Cash Fees.  The compensation of non-executive directors on the Predecessor Board was benchmarked against peer companies and companies included in the FTSE 250 Index, taking into account complexity, time commitment and committee duties. For 2018, the annual director fees for the Predecessor Board was $50,000, plus a fee of $5,000 for each formal Board meeting or a gathering of the Board attended by the director. The Chair of the Predecessor Board received an annual fee of £200,000 ($266,240) in 2018 and did not receive any attendance fees. Directors on the Predecessor Board who were executive officers of the Company, such as Mr. O’Kane, were not paid additional compensation for serving as directors. The Lead Independent Director of the Predecessor Board also received an annual fee of $30,000, inclusive of all other fees in connection with chairing any Predecessor Board committees. In addition, non-executive directors that served as Chairs or members of the following Predecessor Board committees received the following fees in 2018:

Board Committee	Chair Fee	Member Fees

Audit Committee	$30,000	$10,000
Compensation Committee	$25,000	—
Risk Committee	$30,000	—
Corporate Governance and Nominating Committee	$15,000	—
Investment Committee	$15,000	—
As further described in the footnotes under “— 2018 Non-Executive Director Compensation” above, certain of our non-executive directors on the Predecessor Board also received fees for serving on the board of directors of certain of the Company’s subsidiaries.
Equity Awards. On April 21, 2016, shareholders approved the 2016 Stock Incentive Plan for Non-Employee Directors (the “2016 Non-Employee Director Plan”) to aid the Company in recruiting and retaining highly qualified individuals to serve as non-executive directors of the Board and to strengthen the common interest between such directors and the Company’s shareholders. The 2016 Non-Employee Director Plan allowed the Company to grant options, restricted share units and other share-based incentive awards to non-executive directors of the Predecessor Board. In accordance with the Merger Agreement, the 2016 Non-Employee Director Plan was terminated immediately prior to the consummation of the Merger.
On February 9, 2018, the Predecessor Board approved a grant of restricted share units valued at $125,000 to non-executive directors and $500,000 to the Chair of the Predecessor Board, calculated based on a share price of $38.76 (i.e., the average closing share price in the first quarter of 2018 up to and including the grant date). Subject to the director remaining on the Predecessor Board, one-twelfth (1/12) of the restricted share units were eligible to vest on each monthly anniversary of the date of grant, with 100% of the restricted share units vesting on the first anniversary of the grant date. If a director of the Predecessor Board left for any reason other than “cause” (as defined in the award agreement), the director would have received the shares that had vested up until the date of departure.
Non-Executive Director Share Ownership Guidelines. Prior to the Merger, non-executive directors and the Chair of the Predecessor Board were required to own ordinary shares equivalent to the market value of four times their respective annual retainers. Directors were not allowed to sell ordinary shares until they reached the required holding and were expected to maintain their required shareholding for the remainder of their service as a director of the Predecessor Board once they achieved the required shareholding.
Annual Report on Form 10-K
We filed an Annual Report on Form 10-K for the fiscal year ended December 31, 2018 with the SEC on February 13, 2019. You may obtain a copy of our Annual Report on Form 10-K, free of charge, by writing to Company Secretary, Aspen Insurance Holdings Limited, 141 Front Street, Hamilton HM19, Bermuda, by e-mail to secretary@aspen.co or by fax to +1 (441) 295-1829.

Executive Officers
Mr. Cloutier was appointed as the Chief Executive Officer of the Company and Executive Chairman of the Board of the Company at the effective time of the Merger. For details on Mr. Cloutier’s biography, refer to “— Board of Directors of the Company” above. Set forth below is information regarding the executive officers of the Company as at December 31, 2018:

Position, Principal Occupation and Business Experience within Aspen

• Group Chief Executive Officer, Aspen Insurance Holdings Limited — 2002 to February 15, 2019
• Director, Blue Marble Micro Insurance — 2016 to present
• Director, Aspen U.K. — 2002 to 2014
• Chief Executive Officer, Aspen U.K. — 2002 to 2010
• Chairman, Aspen Bermuda Limited — 2002 to 2006

Christopher O’Kane	Prior Experience and Skills
Age: 64	Mr. O’Kane has extensive experience in the specialty re/insurance industry and is both a co-founder of our Company’s business and its founding Chief Executive Officer.
Former Group Chief Executive Officer and Director
June 2002 — February 15, 2019

Position, Principal Occupation and Business Experience within Aspen
• Group Chief Risk Officer — 2017 to present
Tim Aman	Prior Experience and Skills
Age: 52
Prior to joining Aspen in February 2017, Mr. Aman served as Principal of Broctuary Inc., an independent Florida-based consultancy Mr. Aman established in 2016 specializing in actuarial, broking and risk management. From 2007 until 2016, Mr. Aman was Chief Risk Officer for Montpelier Group. From 1996 until 2007 he was Managing Director in the Global Accounts and Latin America & Caribbean reinsurance broking teams at Guy Carpenter. Previously, Mr. Aman worked for St Paul Reinsurance (now RenaissanceRe Holdings Ltd.), Cigna (now Chubb) and Reinsurance Association of Minnesota (now RAM Mutual).

Officer of Aspen
since May 2017
Directorships
None

Position, Principal Occupation and Business Experience within Aspen
• Group HR Director — 2017 to present • Interim Group HR Director — 2016 to 2017 • Global HR Business Partner — 2015 to 2016
Heather Brown	Prior Experience and Skills
Age: 53
Prior to joining the Company, Ms. Brown held senior human resources positions in the U.K., U.S. and Canada for a number of blue chip organizations. She has a wealth of experience as a human resources professional spanning over 20 years, predominantly in the financial services sector covering insurance, investment banking, asset management and wealth management.

Officer of Aspen
since September 2017
Directorships
None

Position, Principal Occupation and Business Experience within Aspen

• Chief Executive Officer of AIUK and AMAL — 2017 to present
• Group General Counsel, Aspen — 2008 to present
• Director, various boards of Aspen’s subsidiaries — 2009 to present
• Group Company Secretary, Aspen — 2016 to 2019
• Chief Executive Officer, Aspen Bermuda — 2014 to 2017
• Director, Aspen Bermuda — 2012 to 2017
• Head of Group Human Resources — 2011 to 2016

Michael Cain	Prior Experience and Skills
Age: 47
Prior to joining the Company, Mr. Cain served as Corporate Counsel and Company Secretary to Benfield Group Limited from 2002 to 2008. Previously, Mr. Cain worked at Barlow Lyde & Gilbert LLP and Ashurst LLP.

Officer of Aspen
since March 2008
Directorships
Various boards of Aspen’s subsidiaries

Position, Principal Occupation and Business Experience within Aspen

• President and Chief Underwriting Officer, Aspen Insurance — 2015 to present
• Director, Blue Waters Insurers Corp. — 2016 to present
• Director and Chairman, various boards of Aspen’s subsidiaries — 2015 to present

David Cohen	Prior Experience and Skills
Age: 60
Mr. Cohen has over 35 years of insurance industry experience. Most recently, he was Global Casualty Chief Underwriting Officer at Liberty International Underwriters (“LIU”) from June 2001 to October 2015 and was President of LIU U.S. from December 2006 to October 2015. Prior to this, he was President of Casualty at Tamarack American (a division of Great American Insurance Company) for five years and worked in the Excess Casualty Division at The Home Insurance Company for 10 years. He began his career at American International Group, Inc. in 1980.

Officer of Aspen
since November 2015
Directorships
Various boards of Aspen’s subsidiaries; Blue Waters Insurers Corp.

Position, Principal Occupation and Business Experience within Aspen

• President, Aspen Re — 2014 to present
• Chief Underwriting Officer, Aspen Re — 2012 to present
• Director, various boards of Aspen’s subsidiaries — 2015 to present
• Executive Vice President, Aspen Re — 2008 to 2012
• Head of Casualty Reinsurance, Aspen Re — 2008 to 2012
• Head of Casualty Treaty, Aspen Re America — 2006 to 2008

Emil Issavi	Prior Experience and Skills
Age: 46
Prior to joining the Company, Mr. Issavi was at Swiss Re America where he was Senior Treaty Account Executive responsible for various global and national property and casualty clients from 2002 to 2006. Mr. Issavi began his reinsurance career at Gen Re as a casualty facultative underwriter.

Officer of Aspen
since August 2012
Directorships
Various boards of Aspen’s subsidiaries

Position, Principal Occupation and Business Experience within Aspen

• Group Chief Financial Officer — 2014 to present
• Director, various boards of Aspen’s subsidiaries — 2012 to present
• Chief Financial Officer, Aspen Insurance — 2011 to 2014
• Group Head of Finance — 2009 to 2011
• Group Financial Controller — 2007 to 2009

Scott Kirk	Prior Experience and Skills
Age: 46
Prior to joining the Company, Mr. Kirk worked at Endurance Specialty Holdings Limited, joining Endurance Re America in New York after its formation in 2002. Previously, Mr. Kirk was at Trenwick International in London working in finance and treasury for three years. Mr. Kirk began his career as an auditor at KPMG, Brisbane and is a member of the Institutes of Chartered Accountants in both England and Wales and Australia.

Officer of Aspen
since December 2014
Directorships
Various boards of Aspen’s subsidiaries

Position, Principal Occupation and Business Experience within Aspen
• Group Chief Operating Officer — 2017 to present
David Schick	Prior Experience and Skills
Age: 53
Mr. Schick joined the Company from Malayan Baning Berhad (“Maybank”) where he was Executive Vice President, Group Strategy and Transformation and Director of Strategic Operational Excellence from 2014 to 2017. At Maybank, he was responsible for driving effectiveness and efficiency group-wide, including within the insurance business. Prior to this, Mr. Schick was at Raiffeisen Bank International from 2008 to 2014 where he led transformational efforts from both a line and functional perspective. He also worked at organizations such as Citigroup Inc. and Mercer Consulting driving transformation across multiple geographies, businesses and industries.

Officer of Aspen
since December 2017
Directorships
None

Position, Principal Occupation and Business Experience within Aspen

• Director and Chief Executive Officer, Aspen Bermuda Limited (“ABL”) — 2017 to present
• Chair, Aspen Risk Management Limited — 2015 to 2017
• Director, AMAL — 2010 to 2017
• Director of Underwriting — 2006 to present
• Active Underwriter, Syndicate 4711 — 2010 to 2016
• Head of Group Planning — 2003 to 2006
• Property Reinsurance Underwriter — 2002 to 2006

Kate Vacher	Prior Experience and Skills
Age: 47	Prior to joining the Company, Ms. Vacher worked as an underwriter with Wellington Syndicate 2020 from 1999 until 2002 and was an assistant underwriter at Syndicate 51 from 1995 until 1999.
Officer of Aspen
since May 2006
Directorships
ABL
Compensation Committee Interlocks and Insider Participation
During the year ended December 31, 2018, none of the directors that served on the Compensation Committee served as an officer or employee of the Company or any of its subsidiaries. In addition, during the year ended December 31, 2018, none of our executive officers served as a member of the Compensation Committee or as a director of an entity with at least one executive officer who served on our Compensation Committee or as one of our directors.

Section 16(a) Beneficial Ownership Reporting Compliance
The Company is required to comply with the provisions of Section 16 of the Exchange Act relating to the reporting of securities transactions and the recovery of “short-swing” profits from the purchase or sale of Company securities by certain persons. Under Section 16(a) of the Exchange Act, directors and officers of the Company, as well as persons who own more than 10% of any class of any of the Company's equity securities which is registered pursuant to Section 12 of the Exchange Act, are required to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s equity securities. To our knowledge, we believe that all of the Company's directors, officers and greater than 10% shareholders subject to the reporting requirements of Section 16(a) of the Exchange Act filed the required reports on a timely basis during the fiscal year ended December 31, 2018.

Item 11. Executive Compensation
Impact of Merger

Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than any ordinary shares that are owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent or Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings (the “Merger Consideration”). The ordinary shares ceased to trade on the New York Stock Exchange (the “NYSE”) prior to the opening of trading on February 15, 2019.

In addition, at the effective time of the Merger, all outstanding performance shares and phantom shares, to the extent not vested, vested in full, with satisfaction of performance conditions determined based on either (i) the actual level of performance achieved with respect to any performance period that had been completed or (ii) the target performance level with respect to any performance period that had not yet been completed, and were cashed out based on the per share Merger Consideration. All outstanding restricted share unit awards, to the extent not vested, also vested in full and were cashed out in the Merger based on the per share Merger Consideration plus a cash amount for any accrued but unpaid dividends in respect of such awards prior to the effective time of the Merger.

The Merger Agreement provided for the treatment described above with respect to outstanding equity awards, including those grants made in 2018. Although the Merger impacted outstanding equity awards as described above, the Compensation Discussion and Analysis section of this Amendment describes the original terms of the 2018 grants, without taking into consideration the impact of the Merger as the Merger was not consummated as of December 31, 2018. In addition, although the Merger impacted the availability and/or applicability of certain compensation and benefits, this Item 11 section of this Amndment describes the terms of such plans as in effect in 2018, without taking into consideration the impact of the Merger as the Merger was not consummated as of December 31, 2018.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the overall objectives of the Company’s compensation program, each element of compensation and key compensation decisions that the Predecessor Compensation Committee made under our compensation program and the factors considered in making those decisions. This Compensation Discussion and Analysis also provides information regarding the compensation of (i) the former Group Chief Executive Officer, (ii) the Group Chief Financial Officer, (iii) the three most highly compensated executive officers as of December 31, 2018 (excluding the former Group Chief Executive Officer and Group Chief Financial Officer) and (iv) the former Group Chief Executive Officer of Aspen Re and the former Chairman of Aspen Re given disclosure would have been provided for each of them but for the fact that they were no longer working for the Company as of December 31, 2018 (collectively, the “NEOs”).
Executive Summary
A substantial portion of total compensation awarded to the NEOs in 2018 was performance-based and was composed of short-term annual bonus awards and long-term equity awards. Given the Company’s performance in what was one of the most challenging insurance and reinsurance loss years on record, there was a significant difference between the continuing NEO’s actual earned compensation and target compensation in 2018. Consistent with the Company’s pay-for-performance philosophy, the Predecessor Compensation Committee did not approve bonus payments for any full-year member of the Group Executive Committee, including all NEOs, for 2018. In addition, one-third of each of the 2016, 2017 and 2018 performance shares and phantom shares subject to 2018 performance testing were forfeited based on the Company’s 2018 adjusted annual growth in diluted book value per ordinary share (“BVPS”) test.
Our Say-On-Pay Vote in 2018 received overwhelming support with approximately 98% of shareholders of the Company who cast a vote voting in favor of our compensation program. We believe this favorable response evidences their strong support for the NEOs’ compensation arrangements as well as our executive compensation program which was designed to align pay and performance and to reflect market competitiveness and industry best practice.

2018 NAMED EXECUTIVE OFFICERS

Christopher O’Kane,
Former Group Chief Executive Officer

Scott Kirk,
Group Chief Financial Officer

Emil Issavi,
President and Chief Underwriting Officer of Aspen Re

David Cohen,
President and Chief Underwriting Officer of Aspen Insurance

Kate Vacher,
Chief Executive Officer of Aspen Bermuda Limited and Director of Underwriting
Brian Boornazian,
Former Chairman of Aspen Re

Thomas Lillelund,
Former Chief Executive Officer of Aspen Re

The Predecessor Compensation Committee regularly reviewed all elements of our executive compensation program to ensure that its overall design supported the Company’s financial, operational and strategic program. The Predecessor Compensation Committee retained the core design of our executive compensation program in 2018 as it continued to properly reward executives for their performance, motivate them to work towards achieving our short- and long-term objectives and strengthen the alignment of their interests with our shareholders.

Notwithstanding the above, the Predecessor Compensation Committee supplemented the executive compensation program by granting retention bonuses to certain NEOs in 2018 given the period of uncertainty associated with the Predecessor Board’s determination that it was advisable to explore a potential sale of the Company as part of an overall review of strategic options undertaken in 2018. In 2019, the Predecessor Compensation Committee also granted transaction bonuses payable to the former Group Chief Executive Officer and continuing NEOs for their efforts in assisting the Company to consummate the Merger. For more details, see “Elements of Compensation — Annual Cash Incentive — Retention Bonuses” and “Elements of Compensation — Annual Cash Incentive — Transaction Bonuses” below.

Overview of 2018 Results

Results for the insurance and reinsurance market in 2018 were once again dominated by catastrophe losses. Losses from natural catastrophes in 2018 are estimated to be the fourth highest on record for the (re)insurance industry. In addition, there remains an abundance of capital across all products and geographies which continues to place pressure on (re)insurance price increases. These factors impacted our business and contributed to a net return on equity (“ROE”) of 7.7% loss and a 6.8% decrease in adjusted diluted book value per share in 2018.
Notwithstanding the above, we made solid progress on our comprehensive program to enhance the operating effectiveness and efficiency across our organization and to enhance our market position (the “Effectiveness and Efficiency Program”). We exceeded our target to achieve run rate savings of $30 million in 2018 and we continue to expect to achieve approximately $55 million of run rate savings in 2019. We recognized $37.5 million of expenses associated with the Effectiveness and Efficiency Program in 2018.
In 2018, we reduced our net retentions through the purchase of additional reinsurance for both of our business segments as part of our strategy to reduce volatility and our exposures to 1-in-100 and 1-in-250 cat events relative to total shareholders’ equity. Total ceded written premiums in 2018 increased by $216.5 million compared to 2017 due to an increase in the proportion of business ceded to our casualty, financial institutions and property quota share programs. In addition, we increased ceded reinsurance for our property catastrophe business lines where business previously ceded to Silverton Re Ltd., a consolidated entity, is now ceded to Peregrine Reinsurance Ltd, a non-consolidated entity.
We continue to focus on capital management and maintaining our capital at an appropriate level. On June 18, 2018, we elected to redeem $125.0 million in aggregate principal amount of the $250 million 6.00% Senior Notes due 2020. The redemption resulted in a realized loss, or make-whole payment, of $8.6 million. In addition, Kendall Re, a catastrophe bond, issued $225.0 million Series 2018-1 Class A Principal At-Risk Variable Rate Notes due May 6, 2021 under a variable rate note program from which the proceeds will be used to provide Aspen Bermuda Limited, a wholly-owned subsidiary of the Company, with fully-collateralized retrocessional reinsurance protections against losses from a range of international perils, including U.S. named storms, U.S. and Canada earthquakes, U.S. severe thunderstorms, U.S. wildfires, U.S. winter storms and European windstorms.
A full description of our performance can be found in the Original Form 10-K. Refer to “Cautionary Statement Regarding Forward-Looking Statements” in this Amendment above.

2018 Performance Highlights
The following table highlights our 2018 performance by setting forth the year-over-year comparison of some of our key financial metrics during the past three fiscal years:

Key Metric (1)	2018	2017	2016
Net Income Return on Equity (2)	(7.7)%	(11.1)%	5.4%
Operating Return on Equity (3)	0.0%	(14.0)%	4.8%
Diluted Book Value per Ordinary Share	$35.48	$40.10	$46.72
Adjusted Diluted Book Value per Ordinary Share Growth (4)	(6.8)%	(10.3%)	5.9%
Combined Ratio	110.0%	125.7%	98.5%
Gross Written Premiums	$3.45 Bn	$3.36 Bn	$3.15 Bn
Diluted Net (Loss)/Income per Share	($2.97)	($5.22)	$2.61
___________

(1)
Certain of these metrics are not calculated and presented in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). For reconciliations of these metrics to the most comparable U.S. GAAP financial measure, please see Appendix A “Reconciliation of Non-U.S. GAAP Financial Measures.”

(2)	Net income ROE is calculated using net income after tax less preference share dividends and non-controlling interests, divided by average equity.

(3)	Operating ROE is calculated using operating income after tax less preference share dividends and non-controlling interest, divided by average equity.

(4)
Adjusted diluted book value per ordinary share growth, a test for purposes of the vesting condition of our performance shares is calculated using the adjusted total shareholders’ equity, which is calculated by deducting from total shareholders' equity the total of: accumulated other comprehensive income; the value of preference shares less issue expenses; the share of equity due to non-controlling interests; and adding back ordinary dividends.

The change in adjusted diluted book value per ordinary share as of December 31, 2018 was negative 6.8% and is calculated by using the adjusted total shareholders’ equity of $2,305.2 million, less ordinary dividends of $42.9 million, divided by the number of diluted ordinary shares outstanding as of December 31, 2018 of 60,320,879, plus $0.72 dividends per ordinary share distributed in 2018. This is compared to the adjusted diluted book value per ordinary share as of December 31, 2017, which is calculated using the adjusted total shareholders’ equity as at December 31, 2017 of $2,526.0 million, less ordinary dividends of $56.2 million issued in 2017, divided by the number of diluted ordinary shares outstanding as of December 31, 2017 of 60,202,409.

Link Between Pay and Performance
We maintain a strong link between pay and performance and align our compensation programs with our objectives and compensation philosophy. When analyzing pay for performance, the Predecessor Compensation Committee assessed performance across all aspects of our business and also considered the achievement of non-financial objectives, such as the progress made in 2018 on the Merger and the Effectiveness and Efficiency Program (as further described under “— Overview of 2018 Results” above).
The Predecessor Compensation Committee concluded that Mr. O’Kane’s pay was appropriate for performance achieved against key financial measures. The Predecessor Compensation Committee’s independent advisor, Willis Towers Watson, reviewed the alignment between the Company’s pay and performance for the former Group Chief Executive Officer as compared to our peers. For the five-year period from January 1, 2013 through December 31, 2017, Willis Towers Watson reviewed the relative realizable pay of Mr. O’Kane compared to three key financial measures, namely total shareholder return, ROE and diluted BVPS. Willis Towers Watson defines realizable pay as base salary, actual annual bonus paid and the current value of long-term incentives earned within the period (the market value of restricted share units, the in-the-money value of share options vested as of December 31, 2017 and the market value or cash value of any actual award earned or vested and issued under a performance plan).

Based on this analysis, the Predecessor Compensation Committee concluded that Mr. O’Kane’s realizable pay relative to peers was appropriate considering the Company’s relative performance measured by the selected key financial measures over a five-year rolling period. The Compensation Committee came to this conclusion because Mr. O’Kane’s realizable pay and performance are within a reasonable range of alignment aligned over a longer term horizon for key financial measures in aggregate, which is a more fulsome view than a shorter time horizon and focus on an individual metric.
Executive Compensation Program and Philosophy
Our compensation program seeks to align our executive compensation with the executive’s respective performance and contribution to the results of the Company while, at the same time, reflecting an assessment of performance across all aspects of our business. Overall, our compensation programs are designed to align variable compensation decisions for individual executives to the achievement of the financial and strategic goals of the Company and, where relevant, the financial and strategic goals of the division in which the executive is principally engaged. At the same time, however, we believe that it is appropriate for the Compensation Committee to consider other aspects of performance which seek to generate long-term value but may impact the Company’s short-term financial goals. In addition, our compensation programs are designed to meet high governance standards and maintain an appropriate level of risk.
Our target incentive compensation opportunities are aligned with peer market practices. The Predecessor Compensation Committee sought to target total compensation approximating the median for the Company’s peer group. The actual payout depended on actual performance and may have been below or above the median of the Company’s peer group as warranted by performance.
Prior to the Merger, the three elements of total direct compensation for our executives were (i) base salary, (ii) annual bonus and (iii) long-term incentive awards. Unlike base salary, which is non-discretionary compensation, annual bonus and long-term incentive awards each represent variable compensation. These three elements are balanced such that each executive has an appropriate amount of long-term pay that is contingent on performance.

Compensation Element	Key Philosophical Underpinning

Base Salary	• Attract and retain key talent • Provide financial certainty and stability
Annual Cash Incentive
• Incentivize and motivate executives to meet or exceed our short-term business and financial objectives
• Promote team orientation by encouraging participants in all areas of the Company to work together to achieve common Company goals

Long-Term Incentive (Performance Shares, Phantom Shares and Restricted Share Units)
 • Incentivize and motivate executives to achieve key long-term business priorities and objectives

 • Align executives’ interests with shareholders’ interests

 • Foster a long-term focus to increase shareholder value
 • Attract and retain key talent

 • Encourage executive share ownership

As illustrated below, a substantial majority of each NEO’s target compensation for 2018 was delivered through variable compensation which is contingent on performance (83% for the former Group Chief Executive Officer and 74% on average for the continuing NEOs).
We also provide our NEOs with employee benefits and perquisites and severance and double-trigger (1) change of control benefits as further outlined in the table below.

Compensation Element	Key Philosophical Underpinning
Benefits and Perquisites
• Attract and retain key talent
• Provide for safety and wellness of executives
• Provide financial security for retirement
• Enhance executive productivity
• Provide certain expatriate relocation needs as well as specific local market practices that are competitive

Severance and Double-Trigger (1) Change of Control Benefits
• Attract and retain key talent

• Allow our executives to continue to focus their attention on our business operations in the face of the potentially disruptive impact of a change of control transaction and allow our executives to assess potential strategic actions objectively without regard to the potential impact on their own job security

___________

(1)
A double-trigger clause requires two distinct events to trigger the acceleration of vesting of stock awards. One event is a change of control of the Company, and the other event is termination of the employee without cause or for good reason within two years following a change of control.

All elements of total compensation are considered collectively rather than in isolation. This process ensures that judgments made in respect of any individual element of compensation are taken in the context of the total compensation that an individual receives, particularly the balance between base salary, annual bonus and long-term incentive awards.
Market Intelligence
A core principle of our compensation program and philosophy in 2018 was that shareholders are best served when the compensation packages of our senior executives are competitive and fair. A fair compensation package is one that reflects the executive’s market value and personal contribution to the business. To ensure our compensation levels and programs are competitive with those companies with which we compete for talent, we reviewed external market data including:

●   research of peer company proxy and/or annual reports;
●   publicly available compensation surveys from reputable survey providers;
● advice and tailored research from compensation consultants; and
●   experience with recruiting senior positions in the marketplace.

Our Market for Talent
Our business model in 2018 was unique in that we were a U.S.-listed company, domiciled in Bermuda but with significant operations in the U.K. As we employ senior executives in all three markets, our compensation plans strive to be considerate of the varying nature of these geographies. In addition, we operate in both the insurance and reinsurance businesses, whereas many of our competitors for executive talent focus on one primary business.

            Prior to the Merger, we utilized a peer group for purposes of reviewing our executive compensation levels and programs. Our peer group in 2018 shown in the table below reflected companies similar to us in terms of size and business mix and which we compared to in terms of assessing our business performance.

Peer Group
Alleghany Corporation	Markel Corporation
Arch Capital Group Ltd.	The Navigators Group
Argo Group International Holdings Ltd.	RenaissanceRe Holdings Ltd.
Axis Capital Holdings Limited	Third Point Reinsurance
Beazley Plc	Validus Holdings, Ltd.
Everest Re Group, Ltd.	White Mountains Insurance Group, Ltd.
Hiscox Ltd.	XL Group Ltd
Determining Individual Compensation Levels
Although the Company’s results remain a primary focus of our performance-based programs, the Predecessor Compensation Committee also considered other quantitative and qualitative factors in making compensation determinations due to the highly volatile nature of our industry and the potentially significant external factors impacting our business. The individual decisions taken by, and contributions of, our executives are important to our business and therefore may influence bonus funding and individual long-term incentive awards granted each year. Individual contributions to our corporate goals are taken into consideration through our annual appraisal process, whereby at the outset of each year objectives are established and achievement of these goals is assessed at the end of each performance year. For all NEOs, other than himself, the former Group Chief Executive Officer provided compensation recommendations to the Predecessor Compensation Committee taking into account individual performance. Compensation for the former Group Chief Executive Officer was assessed by the Predecessor Compensation Committee alone.

Outlined below are the individual achievements for each continuing NEO considered by the Predecessor Compensation Committee in making its compensation determinations.

Scott Kirk	2018 Individual Achievements

• Played a key role in assisting the Company to consummate the Merger
• Successfully completed a partial redemption of $125 million in aggregate principal amount of the Company’s $250 million 6.00% Senior Notes due 2020
• Continued execution of the Effectiveness and Efficiency program and implemented an initial wave of outsourcing for the Company’s finance department
• Enhanced the Company’s planning and forecasting function resulting in improved predictive business analytics
• Worked closely with the rating agencies in support of the credit ratings of the Company’s operating subsidiaries

Emil Issavi	2018 Individual Achievements

• Assumed leadership of the Reinsurance segment in addition to existing responsibilities as Chief Underwriting Officer, President and Managing Director of Americas
• Established an engagement strategy with clients and brokers in connection with the Merger
• Optimized business performance and profitability through significant portfolio management changes and enhanced underwriting governance controls
• Set a revitalized regional strategy for facultative business globally
• Made a key contribution to the achievement of the Effectiveness and Efficiency program and implemented a significant expense reduction strategy, ensuring that the future operational structure of Aspen Re is well positioned to support underwriting strategy
• Supported the continued growth of Aspen Capital Markets and its assets under management

David Cohen	2018 Individual Achievements

• Successfully implemented volatility reduction strategy through enhancement and restructure of reinsurance covers
• Optimized business performance and profitability through significant portfolio management changes and enhanced underwriting governance controls through the development on an integrated control framework
• Made a key contribution to the achievement of the Effectiveness and Efficiency program
• Enhanced organizational efficiency across the Insurance segment with a focus on operating and underwriting structures
• Continued to lead the implementation of the Insurance Talent Management and Development framework in partnership with Group HR

Kate Vacher	2018 Individual Achievements

• Successfully designed and executed Kendall Re cat bond
• Redesigned the Company’s outwards reinsurance strategy in connection with the Merger
• Supported Aspen Re in maintaining European clients by offering support from Aspen Bermuda Limited given uncertainty associated with Brexit
• Implemented a more streamlined approach to underwriting review process

The following table summarizes the key compensation decisions made by the Predecessor Compensation Committee for each of the continuing NEOs in 2018. Although all of the NEOs made significant contributions to the Company, none of the NEOs received an annual bonus given the Company did not achieve its performance goals in 2018 in what was a very challenging year for the insurance and reinsurance industry. Refer to “Elements of Compensation — Annual Cash Incentive — Retention Bonuses” and “Elements of Compensation — Annual Cash Incentive — Transaction Bonuses” below for information on retention and transaction bonuses granted to certain NEOs in 2018 and 2019. For information on the weighting of each component of compensation for each of the NEOs, see “ — Elements of Compensation — Annual Cash Incentive — Annual Incentive Pool Funding Components” below.

Continuing NEOs	2018 % Base Salary Increase (1)	2018 Actual Bonus Awarded	Grant Date Fair Value of 2018 Performance Shares (2018-2020) (2)	Grant Date Fair Value of Restricted Share Units (2018-2020) (2)	Value of 2018 Performance Shares Earned in 2018 (3)
Scott Kirk	0.0%	$0	$906,000	$330,800	$0
Emil Issavi (4)	23.6%	$0	$724,800	$264,640	$0
David Cohen (5)	15.4%	$0	$566,250	$206,750	$0
Kate Vacher	0.0%	$0	$328,425	$119,915	$0
___________

(1)
This percentage represents the increase of base salary at year-end 2018 over the base salary rate at year-end 2017. Compensation paid to Mr. Kirk was denominated in British Pounds. To demonstrate the quantum of base salary increases, amounts for both 2017 and 2018 were converted into U.S. Dollars at the exchange rate of $1.3312 which is the average exchange rate for 2018. The average exchange rate for 2018 was calculated based on a monthly exchange rate, sourced from a third-party provider, averaged over the 2018 calendar year.

(2)
Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeitures related to service-based vesting conditions, which is $30.20 for the performance shares granted to the continuing NEOs on February 9, 2018 and $33.08 for the restricted share units granted to the continuing NEOs on February 9, 2018.

(3)	One-third of the 2018 performance shares granted were forfeited based on the 2018 annual growth in diluted BVPS test described in “— Elements of Compensation — Long-Term Equity Incentives” below.

(4)	Mr. Issavi’s base salary increased in connection with the change in his role to lead the Aspen Reinsurance business segment effective August 1, 2018.

(5)	Mr. Cohen’s base salary increased in connection with the change in his role to lead the Aspen Insurance business segment effective July 1, 2018.

Elements of Compensation
Base Salary
Although base salary is not the primary element of the total direct compensation for our NEOs, it remains a critical component of our pay program and allows us to attract and retain key talent. Base salary is normally a fixed amount based on relevant market comparisons and any increases to base salary for our NEOs are based on their performance and awarded at the discretion of the Compensation Committee based on the recommendations made by our Group Chief Executive Officer (other than with respect to himself). In the case of the former Group Chief Executive Officer, the former Chair of the Compensation Committee recommended changes to base salary, if any, based on information and advice by the Predecessor Compensation Committee’s compensation consultant, Willis Towers Watson.
The annual base salary review process is governed by an overall budget related to market conditions in the relevant employment markets and broader economic considerations. Our annual base salary review process is not intended to be solely a “cost of living” increase or a contractual entitlement to base salary increases. Within this overall governing budget, individual base salary increases are discretionary. We believe this approach mitigates the risk associated with linking base salary increases to short-term outcomes. In the last three years, the overall budget for base salary increases for all employees averaged 1.8% per annum.

The table below summarizes the base salaries for our NEOs in 2017 and 2018 who were employed by the Company as at December 31, 2018:

NEOs	2017 Base Salary (1)	2018 Base Salary (1)	% Base Salary Increase
Christopher O’Kane (2) (3)	$825,332	$853,172	3.4%
Scott Kirk (2)	$532,492	$532,492	0.0%
Emil Issavi	$550,000	$680,000	23.6%
David Cohen	$650,000	$750,000	15.4%
Kate Vacher	$460,000	$460,000	0.0%
___________

(1)	Represents base salary rate at year-end 2017 and 2018, respectively.

(2)
Compensation paid to Mr. Kirk was denominated in British Pounds. Compensation paid to Mr. O’Kane prior to his secondment to Bermuda in May 2, 2018 was denominated in British Pounds and subsequent to such date his compensation was denominated in Bermudian Dollars. To demonstrate the quantum of base salary increases, amounts for both 2017 and 2018 were converted into U.S. Dollars at the exchange rate of $1.3312 to £1 which is the average exchange rate for 2018. The average exchange rate for 2018 was calculated based on a monthly exchange rate, sourced from a third-party provider, averaged over the 2018 calendar year.

(3)
Mr. O’Kane’s base salary did not change in 2018 but is shown as an increase in the table above due to the conversion from British Pounds to Bermudian Dollars in 2018. An average three year exchange rate (£0.7267 to $1) was agreed at the time of his international assignment to Bermuda on May 2, 2018 which was higher than the exchange rate used in 2017 for converting GBP salary to USD.

Annual Cash Incentive
Our annual cash incentive program is a strategic and important element of our total direct compensation program and is key for measuring and rewarding performance in the short term. Annual cash bonuses are intended to reward executives and staff for consolidated annual performance, individual team results and individual achievements and contributions over the previous fiscal year. In 2018, the Predecessor Compensation Committee, in conjunction with management and Willis Towers Watson, the Predecessor Compensation Committee’s independent compensation consultant, reviewed the bonus pool funding structure. Following such review, the Predecessor Compensation Committee determined that no changes to the structure of the bonus pool funding were warranted.
The Company has a formulaic mechanism for the funding of four separate bonus pools: one for the Company’s Group Executive Committee and three separate bonus pools for non-executive employees in each of our insurance segment, reinsurance segment and corporate functions. The bonus funding formula provides an initial and objective point for the Compensation Committee’s assessment of overall bonus funding.
Our bonus pool funding allows for a component of our underwriting population’s bonus pool to be funded based on reference to corporate performance in terms of the Company’s overall operating return ROE and business segment performance in terms of return on allocated equity. The following table illustrates the weighting of each component for each of our continuing NEOs under our bonus pool funding models.

Continuing NEOs	2018 Funding Model
	Corporate Funding	Business Segment Funding
Corporate Functions (i.e., Mr. Kirk and Ms. Vacher)	100%	N/A
Insurance Segment (i.e., Mr. Cohen)	25%	75%
Reinsurance Segment (i.e., Mr. Issavi)	25%	75%

The table below summarizes the performance targets for the bonus pool funding for non-executive employees in each of our insurance segment, reinsurance segment and corporate functions in 2018:

Continuing NEOs	ROE Threshold	Funding at Threshold	ROE Target	Funding at Target
Corporate Functions	4.5%	50%	9.0%	100%
Insurance Segment	6.1%	30%	12.2%	100%
Reinsurance Segment	5.7%	30%	11.3%	100%

In reviewing the Company’s bonus pool structure, the Predecessor Compensation Committee was also mindful that the funds available to be paid as bonuses should be managed to maintain an acceptable proportion of net income available for distribution to the Company’s shareholders. In light of the Predecessor Compensation Committee’s review of the variable compensation ratio to manage the share of net profits paid as bonuses and maintain an acceptable proportion of net income available for distribution to the Company’s shareholders, the 2018 bonus pool funding formula did not include a cap.
Similar to prior years, the 2018 bonus pool funding structure included floor funding at 50% of target for the corporate functions pool and 30% of target for each of the insurance segment and reinsurance segment pools if they did not reach the required threshold provided that either (i) the Company delivers a positive operating ROE for the year, or (ii) there is material achievement in the Compensation Committee’s opinion against non-financial corporate objectives. Unlike the other pools, the Predecessor Compensation Committee did not approve floor funding for the Group Executive Committee pool. Given the Company’s overall performance in 2018, floor funding was generated for the corporate functions, insurance segment and reinsurance segment pools in 2018 and no bonus pool funding was generated for the Group Executive Committee pool.
Bonus Potential and Actual Award Levels
Once the bonus pool is established, underwriting and functional teams are allocated portions of the bonus pool based on team performance as assessed by the Group Chief Executive Officer, considering both quantitative and qualitative performance and risk data. Each eligible employee is allocated a bonus potential, as set forth in their respective employment agreement, which expresses the amount of bonus they should expect to receive if the employee, the Company and, if relevant, the business segment to which they belong perform at target. While individual bonus potentials are not capped, they are allocated based on achievement against individual objectives set in the beginning of each year and evaluated during the annual performance review, as well as qualitative analysis, risk data and cultural and behavioral aspects of performance. Individual objectives may be qualitative and/or quantitative and may include financial goals, enhanced efficiencies and expense reduction, talent development or other strategic initiatives. Individual objectives may change throughout the year to ensure they remain fair, relevant and responsive to the complex and dynamic nature of our business.
We believe basing awards on a variety of factors diversifies the risk associated with any single indicator. In particular, individual awards are not tied to formulas, which we believe could focus executives on specific short-term outcomes that might encourage excessive risk-taking. In addition, the Compensation Committee may adjust awards as it deems appropriate through the exercise of prudent judgment.
The following table provides a comparison of bonus potential and actual bonus awards in 2018 for each of the continuing NEOs:

Continuing NEOs	2018 Bonus Potential at Maximum		2018 Actual Bonus
	% of Base Salary	Value	% of Base Salary	Value	% of Bonus Potential
Scott Kirk	100%	$532,492	0%	$0	0%
Emil Issavi	150%	$1,020,000	0%	$0	0%
David Cohen (1)	135%	$1,012,500	0%	$0	0%
Kate Vacher	100%	$460,000	0%	$0	0%
___________

(1)	Mr. Cohen’s bonus potential increased from 100% to 135% of his base salary in connection with the change in his role to lead the Aspen Insurance business segment effective July 1, 2018.

Retention Bonuses

The Predecessor Compensation Committee granted retention bonuses to certain of our NEOs in 2018 given the period of uncertainty associated with the Predecessor Board’s determination that it was advisable to explore a potential sale of the Company as part of an overall review of strategic options undertaken in 2018. Messrs. Kirk, Issavi and Cohen were awarded retention awards in the amount of $2 million, $3 million and $4 million, respectively, which will be paid on January 1, 2020 subject to the NEO continuing to satisfactorily perform his employment duties with the Company. The retention bonuses will not be paid if the NEO has provided notice that they are resigning from the Company or if the NEO is dismissed by the Company for gross misconduct prior to the payment date.

Transaction Bonuses

On February 12, 2019, the Company approved the grant of transaction bonuses payable to certain executive officers of the Company in connection with the Merger, including the former Group Chief Executive Officer and each of our continuing NEOs. With respect to Mr. O’Kane, the Company approved an award in the amount of $10 million for his efforts in assisting the Company to consummate the Merger. Messrs. Cohen, Kirk and Issavi were each awarded a transaction bonus in the amount of $1 million for each executive’s respective efforts in assisting the Company to consummate the Merger. Ms. Vacher was awarded a transaction bonus in the amount of $300,000 for her efforts in assisting the Company to consummate the Merger.

The transaction bonus letter governing the payment of each of our continuing NEO’s transaction bonus contains a “Section 280G best net after-tax” provision, which provides that if the transaction bonus payment, taken together with all other amounts or benefits provided to or for the benefit of such NEO by the Company or its affiliates, would exceed the applicable threshold under Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then such amounts or benefits will be reduced to one dollar less than the applicable Section 280G threshold to avoid the imposition of excise taxes under Section 4999 of the Code in the event, and only to the extent, such reduction would result in a better after-tax result for such NEO. In addition, in connection with the grant of this transaction bonus, each NEO agreed that the confidentiality and restrictive covenant clauses contained in his or her service agreement will remain in full force and effect, which, pursuant to the terms of his change of control employment agreement, would have otherwise lapsed on the effective time of the Merger.
Long-Term Equity Incentives
Long-term equity compensation reflected the largest single portion, as well as the most critical component, of the NEOs’ total target direct compensation package in 2018 (53% in the case of the former Group Chief Executive Officer and an overall average of 40% in the case of the other continuing NEOs). We believe this approach strongly aligned the interests of our senior executives with those of our shareholders and served as an effective retention tool. For information relating to the treatment of outstanding equity awards in connection with the Merger, refer to “— Treatment of Outstanding Equity Awards in connection with the Merger” below.

In order to balance our performance and retention objectives and align our program with the types of programs offered by our peers, the Predecessor Compensation Committee approved a portfolio approach to delivering equity in 2018. In particular, NEOs received 75% of their 2018 long-term equity award in the form of performance shares and 25% in the form of time-based restricted share units. The mix was weighted such that a greater portion of the NEOs’ long-term equity compensation was performance-based and aligned with our shareholders’ interests.

Performance Shares. The Predecessor Compensation Committee granted performance shares to the NEOs which were subject to a three-year service vesting period with a separate annual growth in diluted BVPS test for each calendar year during the vesting period. Diluted BVPS was defined as the diluted BVPS (as adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year) as calculated in accordance with the accounting policies and definitions adopted for purposes of preparation of the Company’s annual audited financial statements. The Predecessor Compensation Committee established the annual growth in diluted BVPS test by taking into account the Company’s business plans, to the extent practicable, at the beginning of each fiscal year.
One-third of the performance share award had the potential to be “earned” or “banked” in each calendar year. If performance goals were achieved, the performance shares vested up to a maximum of 200% of target. At the end of the three-year performance period, participants were paid one ordinary share for each earned performance share subject to the NEO’s continued employment.
Notwithstanding the vesting criteria for each given year, if in any given year the shares eligible for vesting were greater than 100% or the portion of such year’s grant and the average diluted BVPS growth over such year and the preceding year was less than the average of the minimum vesting thresholds for such year and the preceding year, then only 100% (and no more) of the shares that were eligible for vesting in such year would have vested. Notwithstanding the foregoing, if in the judgment of the Predecessor Compensation Committee the main reason for the BVPS metric in the earlier year falling below the minimum threshold was due to the impact of rising interest rates and bond yields, then the Predecessor Compensation Committee, in its sole discretion, could have disapplied the limitation on 100% vesting.
Recipients of performance shares were not entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their performance shares vested and they were issued ordinary shares. In addition, recipients of performance share awards were not entitled to dividends before such performance shares, if any, vested. For information on the performance criteria for the 2016, 2017 and 2018 performance shares, see “— Long-Term Equity Incentives — 2016-2018, 2017-2019 and 2018-2020 Performance Share Cycles” below.
Phantom Shares. In certain instances, the Predecessor Compensation Committee granted phantom shares to certain of the NEOs prior to their appointment on the Group Executive Committee. Phantom shares were subject to the same terms as performance shares with the only difference being that they were settled in cash rather than ordinary shares.
Restricted Share Units. As part of our long-term incentive program, the Predecessor Compensation Committee also granted time-based restricted share units to the NEOs which vested in three equal installments over three years subject to continued service with the Company. Participants were paid one ordinary share for each restricted share unit that vested. Recipients of restricted share units were not be entitled to any rights of a holder of ordinary shares, including the right to vote, unless and until their restricted share units vested and ordinary shares were issued. Recipients of restricted share units were nevertheless entitled to receive dividend equivalents with respect to their restricted share units. Dividend equivalents were paid in cash if and when the underlying restricted share units vested.
2018 Equity Award Grants
When making 2018 equity award determinations, the Predecessor Compensation Committee considered numerous factors, including:
•cost and annual share usage;
•number of employees who will be participating in the plan;
•market data from competitors;
•individual achievements against objectives; and
•retention and motivation needs for key employees.
The table below provides a summary of the equity awards granted to each continuing NEO in 2018:

Continuing NEOs	Performance (Phantom) Shares		Restricted Share Units
	Target # of Shares Awarded	Grant Date Fair Value	# of Shares Awarded	Grant Date Fair Value
Scott Kirk	30,000	$906,000	10,000	$330,800
Emil Issavi	24,000	$724,800	8,000	$264,640
David Cohen	18,750	$566,250	6,250	$206,750
Kate Vacher	10,875	$328,425	3,625	$119,915

2016-2018, 2017-2019 and 2018-2020 Performance Share Cycles
Consistent with prior grants, the Predecessor Compensation Committee approved the use of annual growth in diluted BVPS as the performance metric for the 2018 performance share grant, which covers the 2018-2020 cycle. To ensure that the Company performs consistently over the long term, the maximum number of shares that could have been earned with respect to a fiscal year would have been limited to the “target” for such fiscal year if the average diluted BVPS growth for such fiscal year and the immediately preceding fiscal year did not exceed the “threshold” average for that same period. However, if the Predecessor Compensation Committee determined that performance may be due to circumstances outside of management’s control, such as rising interest rates and bond yields, they could, in their discretion, disregard this limitation and provide for an award above target.
The definition of annual growth in diluted BVPS excluded (i) accumulated other comprehensive income, (ii) all transactional expenses incurred in connection with any transaction which, if consummated, would result in a change of control including, without limitation, the cost of defending against any such transaction and any third-party legal and advisory costs and (iii) the impact of any capital management actions, including share repurchases and special dividends. For a reconciliation of adjusted total shareholders’ equity to total shareholders’ equity for purposes of the diluted BVPS test, please see Appendix A “Reconciliation of Non-U.S GAAP Financial Measures.” For 2018, the Predecessor Compensation Committee determined that it was appropriate to exclude accumulated other comprehensive income because management does not have any control over interest rate movements and credit spread movements, each of which can be fairly significant and adversely impact growth in diluted BVPS. Furthermore, the Predecessor Compensation Committee determined that the other exclusions from the calculation of growth in diluted BVPS were similarly outside the control of management and therefore warranted exclusion from the diluted BVPS test for 2018.
Based on the annual growth in diluted BVPS test in 2018, one-third of each of the 2016, 2017 and 2018 performance shares and phantom shares subject to 2018 performance testing were forfeited.
The following tables set out the annual performance tests and the vesting results for the 2016, 2017 and 2018 performance share and phantom share awards:

Performance Level	Vesting Percentage (1)	Adjusted Diluted Book Value Per Share Growth Test
		2016	2017	2018
Threshold (2)	10%	4.7%	5.00%	3.5%
Target	100%	9.3%	10.0%	7.0%
Maximum	200%	18.6%	20.0%	14.0%

Actual Annual Vesting Performance Results (3)		2016	2017	2018
Adjusted Diluted Book Value Per Ordinary Share Growth		5.9%	(10.3)%	(6.8)%
Performance Share Awards Eligible for Vesting (4)		36.1%	0.0%	0.0%
___________

(1)
Shares earned are determined on a straight line basis between 10% and 100% if growth in diluted BVPS is between threshold and target and between 100% and 200% if growth in diluted BVPS is between target and maximum.

(2)	If the growth in diluted BVPS is less than the threshold for the year, the portion of the performance or phantom shares subject to the vesting conditions will be forfeited.

(3)	Represents annual performance test; percentage to be applied to one-third of the original grant.

(4)
The vesting percentage for the performance shares and phantom shares earned for 2016 performance was previously correctly reported as 34.2%. Due to an administrative error, however, the corresponding number of shares issued reflected a vesting percentage of 36.1%, resulting in an average of 345 additional shares being issued to members of the Group Executive Committee at the time of vesting. Accordingly, the vesting percentage for 2016 and the corresponding shares have been restated in this Proxy Statement to reflect the actual number of shares issued.

 2018 Actual Performance Shares Earned
As illustrated in the table below, one-third of each of the 2016, 2017 and 2018 performance shares and phantom shares subject to 2018 performance testing were forfeited based on the Company’s 2018 annual growth in diluted BVPS test. The 2016 performance and phantom shares were issued to recipients prior to the Merger following the filing of the Original Form 10-K with the SEC.

Continuing NEO	2016 Performance (Phantom) Shares		2017 Performance (Phantom) Shares	2018 Performance Shares
	# of Shares Earned (2018 Test)	Total # of Shares Earned and Issued (2016-2018 Tests)	# of Shares Earned (2018 Test)	# of Shares Earned (2018 Test)
Scott Kirk	0	2,373	0	0
Emil Issavi	0	2,966	0	0
David Cohen	0	1,780	0	0
Kate Vacher	0	1,187	0	0
Treatment of Outstanding Equity Awards in connection with the Merger
As described above in “— Impact of the Merger Agreement”, at the effective time of the Merger, all outstanding performance shares and phantom shares, to the extent not vested, vested in full, with satisfaction of performance conditions determined based on either (i) the actual level of performance achieved with respect to any performance period that had been completed or (ii) the target performance level with respect to any performance period that had not yet been completed, and were cashed out based on the per share Merger Consideration. In particular, the last tranche of the 2017 performance shares and phantom shares and the last two tranches of the 2018 performance shares and phantom shares vested at 100% at the effective time of the Merger. The first two tranches of the 2017 performance shares and phantom shares and the first tranche of the 2018 performance shares and phantom shares vested based on actual performance achieved as described under “— Executive Compensation — Outstanding Equity Awards” below.
All outstanding restricted share unit awards, to the extent not vested, also vested in full and were cashed out in the Merger based on the per share Merger Consideration plus a cash amount for any accrued but unpaid dividends in respect of such awards prior to the effective time of the Merger. In particular, the last tranche of the 2017 restricted share units and the last two tranches of the 2018 restricted share units vested at 100% at the effective time of the Merger.
Other Executive Benefits and Perquisites
The NEOs generally participate in our retirement and health and welfare benefits, including medical, dental and vision coverage and life and long-term disability insurance, as applicable, on the same basis as all of the other employees in their local jurisdiction, subject to satisfying any eligibility requirements. In addition, Messrs. Issavi and Cohen are eligible for supplemental disability insurance and Mr. Boornazian was eligible for supplemental disability and life insurance during his employment with Aspen.
Eligible NEOs that are based in the United States also participate, on the same basis as all our eligible U.S.-based employees, in a tax-qualified retirement savings plan that we sponsor in the United States that provides a cost-effective retirement benefit. The Company makes profit sharing and matching contributions to the plan on behalf of such employees. In addition, certain of the NEOs are eligible to participate in retirement plans sponsored by us in a non-U.S. jurisdiction on the same basis as other employees in that jurisdiction. For a further discussion of our retirement benefit plans, see “— Executive Compensation — Retirement Benefits” below.
In addition, the Aspen Insurance U.S. Services Inc. Nonqualified Deferred Compensation Plan (the “Nonqualified Deferred Compensation Plan”) is available to the Company’s senior executives located in the United States to offer them the opportunity to defer compensation in excess of the amount that can be contributed to the Company’s tax-qualified plans. Mr. Issavi participates in the Nonqualified Deferred Compensation Plan. For a further discussion of the Nonqualified Deferred Compensation Plan, see “— Executive Compensation — 2018 Nonqualified Deferred Compensation” below.
We do not have a formal perquisite policy although the Compensation Committee periodically reviews perquisites for the NEOs. However, there are certain specific perquisites and benefits which the Company has agreed to compensate particular executives based on their specific situations. For example, club membership was provided to certain NEOs to enable them to establish social networks with clients and executives in our industry in furtherance of our business.
For more information regarding the benefits and perquisites for the NEOs, please see “— Executive Compensation — 2018 Summary Compensation Table” and the accompanying footnotes below.
Executive Compensation Governance and Process
Role of the Predecessor Compensation Committee
The Predecessor Compensation Committee was responsible for establishing and implementing the Company’s compensation philosophy and determining compensation for the Company’s senior leadership. In the case of the former Group Chief Executive Officer, the former Chair of the Board assessed his performance against the Company’s business plans and other objectives established by the Predecessor Board and made compensation recommendations to the Predecessor Compensation Committee. The Predecessor Compensation Committee reviewed management’s recommendations but specifically approved awards for senior executives, including the NEOs. Prior to the Merger, the Predecessor Compensation Committee consisted solely of independent directors.
Role of the Independent Compensation Consultant
The Predecessor Compensation Committee renewed its appointment of Willis Towers Watson as its executive compensation consultant for 2018 to provide (i) input on the Compensation Discussion and Analysis, (ii) benchmarking analysis in respect of the former Group Chief Executive Officer, former Chair of the Board and non-executive director compensation, (iii) realizable pay and performance study for the former Group Chief Executive Officer, (iv) input on peer group filings and establishment of a peer group for compensation benchmarking purposes, (v) a review of the competitive market for executive positions, (vi) a review of the Company’s goal setting and metrics calibration process and (vii) input on performance-based program design changes including performance targets for the annual and long-term incentive plans.
The Company paid approximately $452,952 in executive compensation consulting-related fees to Willis Towers Watson in 2018. The Company also paid Willis Towers Watson Software, an affiliate of Willis Towers Watson, approximately $668,860 for capital modeling software and related services in 2018. The Company purchased software and services from the predecessor software company prior to the purchase by Willis Towers Watson and, in light of such legacy software systems, the Predecessor Compensation Committee did not recommend or approve the purchase of software or services from Willis Towers Watson Software. In addition, Willis Group Holdings, Ltd. is a wholly owned subsidiary of Willis Towers Watson which acted as a broker or agent with respect to 12.4% of the Company’s gross written premiums written in 2018. In addition, the Company moved to a Master Trust for its U.K. pension scheme beginning in September 2018 which is administered by Willis Towers Watson. The Company did not pay Willis Towers Watson directly for its services to administer the U.K. pension scheme as these charges are included in the overall management fees from employees of the Company who participated in such pension scheme.
The Predecessor Compensation Committee assessed the independence of Willis Towers Watson pursuant to the SEC rules and the NYSE listing standards and concluded that no conflict of interest existed that would prevent Willis Towers Watson from independently representing the Predecessor Compensation Committee. The Predecessor Compensation Committee, among other things, reviewed and was satisfied with Willis Towers Watson’s policies and procedures to prevent or mitigate conflicts of interest. The Predecessor Compensation Committee also reviewed and were satisfied that there was no business or personal relationships between members of the Predecessor Compensation Committee and the individuals at Willis Towers Watson supporting the Predecessor Compensation Committee. Finally, the Predecessor Compensation Committee considered other factors relevant to Willis Towers Watson’s independence from management, including the factors set forth in the NYSE listing standards.
Role of the Former Group Chief Executive Officer and the Human Resources Department
While the Predecessor Compensation Committee had the sole authority with regard to compensation decisions for the NEOs, our former Group Chief Executive Officer and members of our Human Resources Department also participated in this process. The former Group Chief Executive Officer did not participate in the Predecessor Compensation Committee’s decisions with regard to his own compensation. At the Predecessor Compensation Committee’s request, the former Group Chief Executive Officer presented individual pay recommendations to the Predecessor Compensation Committee for the other NEOs and executives under the Compensation Committee’s purview. The recommendations were based on an assessment of individual contributions to the Company’s financial performance, team performance, as applicable, the achievement of specified individual objectives, as well as competitive pay data, risk and other factors. The recommendations of the former Group Chief Executive Officer were one of the factors considered by the Predecessor Compensation Committee in making its determinations.
Share Ownership Guidelines and Policies
Prior to the Merger, share ownership guidelines were a key vehicle for aligning the interests of management and the Company’s shareholders. A meaningful direct ownership stake by our executive officers demonstrated to our shareholders a strong commitment to the Company’s success.
The share ownership guidelines for the former Group Chief Executive Officer required him to own ordinary shares of the Company valued at five times his base salary within five years of the approval of the guidelines. The share ownership guidelines for other members of the Group Executive Committee, including the NEOs other than the former Group Chief Executive Officer, required that the Group Chief Financial Officer, the Chief Executive Officer of Aspen Insurance and the Chief Executive Officer of Aspen Re own Company ordinary shares valued at three times their base salary within approximately five years of the approval of the guidelines. All other members of the Group Executive Committee, including the Director of Underwriting, were required to own Company ordinary shares valued at two and one-half times their base salary within approximately five years of the approval of the guidelines.
In addition, the Company’s Insider Trading and Misuse of Inside Information Policy, which applies to all of the Company’s employees, officers and directors, prohibits, among other things, hedging transactions designed to limit or eliminate economic risks from owning the Company’s securities, such as buying or selling puts or calls, pledging of shares, short sales and trading of Company securities on a short-term basis, and pledging of Company securities as collateral for a loan or other extension of credit.
Clawback and Malus Policies
In order to better align employees’ long-term interests with those of the Company, we have adopted a clawback policy that applies to bonus and long-term incentive awards granted to any of the Company’s employees, including the NEOs. Under the Company’s clawback policy, in circumstances where there is a subsequent and material negative restatement of the Company’s published financial results due to fraud, the Company will seek to recover any variable compensation from employees involved in such fraudulent activity for the periods subject to material negative restatement.
Under the malus policy, all variable remuneration awards, including annual bonus awards and long-term incentive awards, are conditional upon a sustainable and risk-adjusted performance. Such variable remuneration awards made to individual employees are therefore capable of forfeiture or reduction at the Company’s discretion in circumstances of malus. Any adjustment to an employee’s long-term incentive awards as a result of malus will be determined by the Compensation Committee (in consultation with the Company’s relevant U.K. subsidiary for Solvency II purposes) or, in the case of annual bonus awards, by the Compensation Committee (in consultation with the Company’s relevant U.K. subsidiary for Solvency II purposes) and the employee’s manager or senior management.
Employment-Related Agreements
Employment Agreements. We have entered into service agreements or employment agreements (“Employment Agreements”) with each of our NEOs. The Employment Agreements generally provide for base salary, discretionary annual cash bonus, participation in all management incentive plans and other employee benefits and fringe benefit plans made available to other senior executives or employees, including employer-sponsored retirement plans, health and welfare benefits.

In the case of Mr. O’Kane and Ms. Vacher, each of which were on international assignment in Bermuda during 2018, their respective International Assignment Letter also provided for housing allowance, home leave costs and a wellness allowance. Mr. O’Kane’s International Assignment Letter also provided for tax equalization payments to put him in the equivalent hypothetical tax position as if he had remained working in the United Kingdom. In the case of Mr. Lillelund, who was on international assignment in the United Kingdom during 2018, his Employment Agreement also provided for tax equalization payments to put him in the equivalent hypothetical tax position as if he had remained working in Singapore, as well as housing allowance and tuition assistance for his family. In the case of Messrs. Boornazian and Issavi, their Employment Agreements also provided for supplemental life and disability benefits.
The Employment Agreements are generally terminable upon death or disability of the employee or by either party upon 12 months’ notice (90 days’ notice in the case of Messrs. Boornazian and Issavi). In lieu of the notice period, in the case of Messrs. O’Kane, Kirk, Lillelund and Ms Vacher, we may elect to place the employee on “garden leave” which means that we release the employee from his or her duties but continue to compensate the employee for the remaining notice period. The Employment Agreements also provide that we may terminate the NEO’s employment immediately for cause and the NEO may terminate his or her employment immediately for good reason. In the event the NEO’s employment is terminated by the Company without cause or by the employee for good reason (each as defined in the Employee Agreements and, collectively, an “Involuntary Termination”), the Employment Agreements provide for certain separation payments generally equal to 12 months’ salary plus the lesser of the (i) employee’s target bonus or (ii) the average bonus amount actually earned in each of the last three fiscal years. The Employment Agreements also provide for the continuation of certain benefits and certain other payments.
Change of Control Employment Agreements. We have also entered into Change of Control Employments Agreements (the “Change of Control Agreements”) with each NEO which provides for certain severance payments in the event the NEO is terminated from the Company without cause or by the employee for good reason within two years following a change of control (as defined in the Change of Control Agreements). The Predecessor Compensation Committee concluded that the provision of reasonable change of control severance benefits was common among peer companies and essential to recruiting and retaining key executives as it allows the NEOs to remain focused on the Company without undue personal concern in the event their position is eliminated or significantly altered in connection with a corporate transaction.
Following a review conducted during 2017 of the market competitiveness of our NEOs’ Change of Control Agreements by our former independent compensation consultants, the Predecessor Compensation Committee agreed in February 2018 to increase the cash severance payable to Messrs. O’Kane, Kirk and Cohen and Ms. Vacher in connection with a termination without “cause” or for “good reason,” in each case prior to or within two years following a change of control of the Company, to bring them in line with the median severance multiple for their respective roles. In particular, the Change of Control Agreement for Mr. O’Kane was amended to increase the cash severance payable to him in connection with such a qualifying termination from two times the sum of the highest salary during the term of the agreement and the average bonus actually earned during the three years immediately prior to the year of termination to three times such sum. The Change of Control Agreement for Messrs. Kirk and Cohen and Ms. Vacher were amended to increase the cash severance payable to them in connection with such a qualifying termination from one and a half times the sum of the highest salary during the term of the agreement and the average bonus actually earned during the three years immediately prior to the year of termination to two times such sum. The Change of Control Agreement for Messrs. Issavi, Boornazian and Lillelund were not amended as their severance multiple was already in line with the median in the market for their respective roles. Additional information regarding payments each continuing NEO could receive under their respective Change of Control Agreement is set forth further below in “— Executive Compensation — Potential Payments Upon Termination or Change of Control.”
Following the Merger, the Change of Control Agreements with Mr. O'Kane and each of our continuing NEOs became effective.
Tax Considerations
As a Bermuda-domiciled company, we do not receive a U.S. tax deduction for compensation paid to employees of the Company and, accordingly, the limitations of Section 162(m) of the U.S. Internal Revenue Code (“Section 162(m)”) do not impact compensation paid to our NEOs who are employees of non-U.S. companies (Messrs. O’Kane, Kirk, and Vacher). However, in the case of Messrs. Cohen and Issavi, NEOs who are employees of a subsidiary that is organized in the United States, Section 162(m) generally limited the deductibility of their compensation to $1 million except for certain compensation which qualified as “performance-based” compensation. As a result of the U.S. Tax Cuts and Jobs Act, which was signed into law on December 22, 2017, eliminated the “performance-based” compensation exception under Section 162(m) for taxable years beginning after December 31, 2017 and expanded the group of employees covered by the limitation. Accordingly, we will no longer be able to structure executive compensation paid to certain executive officers who are employees of subsidiaries that are organized in the United States in excess of $1 million to qualify as “performance-based” compensation under Section 162(m) in order to preserve the tax deductibility of that compensation (unless the compensation is provided pursuant to a written binding contract which was in effect on November 2, 2017, and which was not modified in any material respect on or after November 2, 2017). Rather, beginning in 2018, compensation paid to certain executive officers who are employees of subsidiaries that are organized in the United States in excess of $1 million will generally not be deductible. We believe that deductibility of executive compensation is an important consideration in structuring our executive compensation program but we reserve the right to pay compensation and/or approve executive compensation arrangements that are not fully tax deductible if we believe that doing so is in the best interests of the Company and our stockholders.

Solvency II Remuneration Requirements
The remuneration requirements set out in Article 275 of the European Commission Delegated Regulation 2015/35 (“Article 275”) requires our U.K. operating subsidiaries to identify a group of individuals that have a material impact on the risk profile of our U.K. operating subsidiaries (the “Covered Employees”) on a regular basis and to apply a number of specific remunerations arrangements to those Covered Employees. In accordance with guidance issued by the Prudential Regulation Authority regarding Article 275, Covered Employees are required to have an appropriate balance of fixed and variable compensation and must have a minimum of 40% of variable compensation deferred for a minimum period of three years. As of the date of this Amendment, Messrs. Kirk, Cohen and Issavi are Covered Employees and their compensation arrangements comply with the requirements of Article 275.
EXECUTIVE COMPENSATION

The following table sets forth the compensation paid or earned for services in all capacities to each of our NEOs for the years ended December 31, 2018, 2017 and 2016:
2018 Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)(2)	Bonus ($)(3)	Share Awards ($)(4)	All Other Compensation ($)	Total ($)

Christopher O’Kane,	2018	843,892	—	2,565,433	681,700	4,091,025
Former Group Chief Executive Officer (5)	2017	806,992	—	3,415,951	161,398	4,384,341
	2016	832,727	960,000	3,343,338	166,808	5,302,873

Scott Kirk,	2018	532,492	—	1,236,800	68,557	1,837,849
Group Chief Financial Officer (6)	2017	504,385	—	1,067,533	58,869	1,630,787
	2016	470,085	282,051	1,010,405	38,887	1,801,428

Emil Issavi	2018	604,167	—	989,440	61,405	1,655,012
President and Chief Underwriting Officer	2017	—	—	—	—	—
of Aspen Re (7)	2016	—	—	—	—	—

David Cohen	2018	700,000	—	773,000	46,210	1,519,210
President and Chief Underwriting Officer	2017	—	—	—	—	—
of Aspen Insurance (8)	2016	—	—	—	—	—

Kate Vacher	2018	460,000	—	448,340	458,044	1,366,384
Chief Executive Officer, Aspen Bermuda Limited (9)	2017	—	—	—	—	—
	2016	—	—	—	—	—

Brian Boornazian,	2018	204,000	—	—	2,945,256	3,149,256
Former Chairman of Aspen Re (10)	2017	612,000	—	1,280,981	93,306	1,986,287
	2016	612,000	495,720	1,152,365	88,099	2,348,184

Thomas Lillelund,	2018	437,500	—	989,440	287,597	1,714,537
Former Chief Executive Officer of Aspen Re (11)	2017	525,000	—	1,067,533	1,412,149	3,004,682
	2016	446,536	1,044,365	825,353	1,487,284	3,803,538
___________

(1)
Unless otherwise indicated, compensation payments paid in British Pounds have been converted into U.S. Dollars at the average exchange rate of $1.3312 to £1, $1.3016 to £1 and $1.3431 to £1 for 2018, 2017 and 2016, respectively. As a result of his international assignment to the United Kingdom, the Company agreed to pay 30% of Mr. Lillelund’s base salary in British Pounds and the remaining 70% of his base salary in U.S. Dollars. The portion of Mr. Lillelund’s base salary paid in British Pounds was converted from U.S. Dollars at a fixed exchange rate of £0.7667 to $1 (i.e., the exchange rate on September 30, 2016).

In accordance with SEC regulations, only compensation information for any fiscal year in which an individual was an NEO is reported in the Summary Compensation Table.

(2)	Salaries represent earned salaries for the applicable fiscal year.

(3)
Bonus amounts represent the cash amounts earned with respect to the applicable fiscal year and are typically paid in the first quarter following the end of each fiscal year. For a description of our bonus plan, see “— Compensation Discussion and Analysis — Elements of Compensation — Bonus Potential and Actual Award Levels” above.

(4)
For information relating to the treatment of outstanding equity awards in connection with the Merger, refer to “— Compensation Discussion and Analysis — Treatment of Outstanding Equity Awards in connection with the Merger” above.

Consists of granted performance shares, phantom shares and restricted share units. Valuation is based on the grant date fair values of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeitures related to service-based vesting conditions, which is $30.20 for each of the performance shares and phantom shares granted to the NEOs on February 9, 2018 and $33.08 for each of the restricted share units granted to the NEOs on February 9, 2018.
If the highest level of performance conditions were to have been met, the potential maximum value for the 2018 performance share awards would have equated to $3,758,511, $1,812,000, $1,449,600, $1,132,500 and $656,850 for Messrs. O’Kane, Kirk, Issavi, Cohen, and Ms. Vacher respectively. Please refer to Note 17 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 13, 2019 for the assumptions made with respect to these awards.

(5)
Mr. O’Kane’s compensation was paid in British Pounds between January to April and in Bermudian Dollars between May to December 2018. Mr. O’Kane’s base salary did not change in 2018 but is shown as an increase in the table above due to the conversion from British Pounds to Bermudian Dollars in 2018. An average three-year exchange rate (£0.7267 to $1) was applied at the time of transfer to Bermuda in May 2018 which is higher than the exchange rate used in 2017 for converting local salary to USD. With respect to “All Other Compensation” in 2018, this consisted of (i) cash payments of $165,066 in lieu of the Company’s contribution to the Aspen U.K. Pension Plan on his behalf as Mr. O’Kane opted out of the Aspen U.K. Pension Plan due to lifetime allowance limits, (ii) $240,000 housing allowance on behalf of Mr. O’Kane, (iii) $70,000 in respect of home leave costs, (iv) $86,282 relocation allowance, (v) $57,776 in respect of tax equalization payments on behalf of Mr. O’Kane, (vi) club membership fees of $14,000, (vii) a wellness allowance of $1,500 per annum and a one-off home improvement cost of $16,500 (viii) $30,576 of medical benefits. See “— Retirement Benefits” below for additional information.

(6)
Mr. Kirk’s compensation was paid in British Pounds. With respect to “All Other Compensation” in 2018, this consisted of cash payments of $68,557 in lieu of certain of the Company’s contributions to the Aspen U.K. Pension Plan on his behalf due to the pension annual allowance limits. See “— Retirement Benefits” below for additional information.

(7)
Mr. Issavi’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation” in 2018, this consisted of (i) the Company’s contribution to the Nonqualified Deferred Compensation Plan of $27,050 (see “— 2018 Nonqualified Deferred Compensation” below for additional information regarding the Nonqualified Deferred Compensation Plan), (ii) a profit sharing and matching contribution to the Aspen Insurance US Services, Inc. 401(k) Plan (the “401(k) Plan”) on Mr. Issavi’s behalf in an amount of $24,500 (see “— Retirement Benefits” below for additional information regarding the 401(k) Plan) and (iii) $9,855 supplemental disability benefit premium.

(8)
Mr. Cohen’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation” in 2018, this consisted of (i) a profit sharing and matching contribution to the 401(k) Plan on Mr. Cohen’s behalf in an amount of $27,200 (see “— Retirement Benefits” below for additional information regarding the 401(k) Plan), (ii) $18,560 supplemental disability benefit premium and (iii) club membership fees of $450.

(9)
Ms. Vacher’s compensation was paid in Bermudian Dollars. With respect to “All Other Compensation” in 2018, this consisted of (i) cash payments of $57,966 in lieu of the Company’s contribution to the Aspen U.K. Pension Plan on her behalf due to pension annual allowance limits, (ii) $240,000 housing allowance, (iii) $87,959 in respect of home leave costs, (iv) $30,576 of medical benefits, (v) $353 pension contribution to the Aspen UK Pension Plan (vi) $41,190 for cost of living and wellness allowance.

(10)
Mr. Boornazian’s employment with the Company ended on April 30, 2018. Mr. Boornazian’s compensation was paid in U.S. Dollars. With respect to “All Other Compensation” in 2018, this consisted of (i) a cash payment in the amount of $1,379,240 in connection with his departure from the Company which represents severance payment, (ii) a cash payment in the amount of $1,399,536 in lieu of outstanding shares, (iii) $125,907 relating to the vesting of 2,966 performance shares converted at $42.45 per ordinary share, the closing share price on April 30, 2018 as reported by the NYSE, (iv) a profit sharing and matching contribution to the 401(k) Plan on Mr. Boornazian’s behalf in an amount of $21,555 (see “— Retirement Benefits” below for additional information regarding the 401(k) Plan), (v) $18,290 for supplemental disability and life benefit premium and (vi) club membership fees of $728.

(11)
Mr. Lillelund’s employment with the Company ended on October 31, 2018. Mr. Lillelund’s contractual base salary was denominated in U.S. Dollars but, as a result of his international assignment to the United Kingdom, the Company agreed to pay 30% of Mr. Lillelund’s base salary in British Pounds and the remaining 70% of his base salary in U.S. Dollars. For more information on Mr. Lillelund’s salary, see footnote 1 above. With respect to “All Other Compensation” in 2018, this consisted of (i) $27,715 in respect of tax equalization payments on behalf of Mr. Lillelund in connection with his international assignment to the United Kingdom, (ii) housing allowance of $106,494 on behalf of Mr. Lillelund, (iii) $24,934 in respect of home leave costs, (iv) the Company’s contribution to the Aspen U.K. Pension Plan on behalf of Mr. Lillelund in an amount of $32,413, (v) school fees of $79,871 for his family, (vi) additional premium paid of $11,511 for international medical insurance and (vii) club membership fees of $4,659.

2018 Grants of Plan-Based Awards
The following table sets forth information concerning awards granted to each of the NEOs during the twelve months ended December 31, 2018:

Name	Grant Date	Approval Date	Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Share Awards: Number of Shares or Units (#)	Grant Date Fair Value of Share Awards (3) ($)
			Threshold (#)	Target (#)	Maximum(2) (#)
Christopher O’Kane	02/09/2018	02/09/2018	0	62,227	124,454		1,879,255
	02/09/2018	02/09/2018				20,743	686,178
Scott Kirk	02/09/2018	02/09/2018	0	30,000	60,000		906,000
	02/09/2018	02/09/2018				10,000	330,800
Emil Issavi	02/09/2018	02/09/2018	0	24,000	48,000		724,800
	02/09/2018	02/09/2018				8,000	264,640
David Cohen	02/09/2018	02/09/2018	0	18,750	37,500		566,250
	02/09/2018	02/09/2018				6,250	206,750
Kate Vacher	02/09/2018	02/09/2018	0	10,875	21,750		328,425
	02/09/2018	02/09/2018				3,625	119,915
Brian Boornazian	02/09/2018	02/09/2018	0	0	0		—
	02/09/2018	02/09/2018				0	—
Thomas Lillelund (4)	02/09/2018	02/09/2018	0	24,000	48,000		724,800
	02/09/2018	02/09/2018				8,000	264,640
 ______

(1)
Under the terms of the 2018 performance share awards, one-third of the grant was eligible for vesting (or “banked”) each year based on growth in diluted BVPS (as adjusted to add back ordinary dividends to shareholders’ equity at the end of the relevant year). All shares eligible for vesting will vest and be issued following the completion of a three-year period. For a more detailed description of our performance share awards granted in 2018, including the vesting conditions, please refer to “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity Incentives” above.

(2)
Amounts represent 200% vesting for the entire grant, notwithstanding that one-third of the performance share award was forfeited based on our annual growth in diluted BVPS test for 2018 as discussed above under “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity Incentives.”

(3)
Valuation is based on the grant date fair value of the awards calculated in accordance with FASB ASC Topic 718, without regard to forfeitures related to service-based vesting conditions, which is $30.20 for the performance shares granted to our NEOs on February 9, 2018 and $33.08 for the restricted share units granted to our NEOs on February 9, 2018. Please refer to Note 17 of our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on February 13, 2019 for the assumptions made with respect to these awards. The actual value, if any, that an NEO may realize from an award is contingent upon the satisfaction of the conditions to vesting in that award. As a result, there is no assurance that the value, if any, eventually realized by the NEOs will correspond to the amounts shown in this Amendment.

(4)
In connection with Mr. Lillelund’s departure from the Company on October 31, 2018, Mr. Lillelund forfeited all of the performance shares and restricted share units granted to Mr. Lillelund in 2018 and reported in the table above. For additional information regarding the treatment of Mr. Lillelund’s outstanding equity awards in connection with his departure from the Company, refer to “— Potential Payments Upon Termination or Change of Control” below.

Outstanding Equity Awards
The following table sets forth information concerning outstanding share awards held by the NEOs as of December 31, 2018:

	Share Awards
Name	Year of Grant	Number of Shares or Units That Have Not Vested (#)		Market Value of Shares or Units That Have Not Vested (1) ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (1) ($)
Christopher O’Kane	2016	17,650	(2)	741,124	—		—
	2017	11,856	(3)	497,833	1,778	(4)	74,658
	2018	20,743	(5)	870,999	4,148	(6)	174,175
Scott Kirk	2016	5,362	(2)	225,150	—		—
	2017	3,705	(3)	155,573	556	(4)	23,346
	2018	10,000	(5)	419,900	2,000	(6)	83,980
Emil Issavi	2016	5,704	(2)	239,511	—		—
	2017	4,112	(3)	172,663	667	(4)	28,007
	2018	8,000	(5)	335,920	1,600	(6)	67,184
David Cohen	2016	3,423	(2)	143,732	—		—
	2017	3,556	(3)	149,316	534	(4)	22,423
	2018	6,250	(5)	262,438	1,250	(6)	52,488
Kate Vacher	2016	2,909	(2)	122,149	—		—
	2017	2,223	(3)	93,344	334	(4)	14,025
	2018	3,625	(5)	152,214	725	(6)	30,443
Brian Boornazian (7)	2016	—	(2)	—	—		—
	2017	—	(3)	—	—	(4)	—
	2018	—	(5)	—	—	(6)	—
Thomas Lillelund (7)	2016	—	(2)	—	—		—
	2017	—	(3)	—	—	(4)	—
	2018	—	(5)	—	—	(6)	—

___________

(1)	Calculated based upon the closing price of $41.99 per ordinary share on December 31, 2018 as reported by the NYSE.
(2) The figure represents (i) 36.1% vesting in respect of one-third of the grant based on the achievement of 5.9% diluted BVPS growth after adding back ordinary dividends to shareholders’ equity at the end of 2016, (ii) forfeiture of one-third of the grant based on the achievement of (10.3)% diluted BVPS growth after adding back ordinary dividends to shareholders’ equity at the end of 2017, and (iii) forfeiture of one-third of the grant based on a 6.8% diluted BVPS decrease after adding back ordinary dividends to shareholders’ equity at the end of 2018. The figure also includes restricted share units granted on February 8, 2016 which had not vested as at December 31, 2018, the final tranche which vested on February 8, 2019. Mr. Lillelund was not granted any performance shares in 2016 but was granted phantom shares. The phantom shares are earned based on achievement of the same goals that apply to the performance shares but are paid in cash. In the case of Messrs. O’Kane and Kirk and Ms. Vacher, the restricted share units granted on February 8, 2016 include the restricted share units granted as part of their annual bonus in respect of 2015. In the case of Mr. Lillelund, the figure also includes unvested restricted share units granted on July 27, 2016, of which the remaining tranche was scheduled to vest in one additional one-third increment on July 28, 2019.
For information relating to the treatment of the 2016 performance shares, phantom shares and restricted share units in connection with the Merger, refer to “— Compensation Discussion and Analysis — Treatment of Outstanding Equity Awards in connection with the Merger” above.
For information regarding the treatment of Messrs. Boornazian and Lillelund shares in connection with their respective departures from the Company, please see “—Potential Payments Upon Termination or Change of Control” below.

	Portion of 2016 Performance Shares Earned Based on 2016, 2017 and 2018 Performance	2016 Unvested Restricted Share Units
Christopher O’Kane	7,909	9,741
Scott Kirk	2,373	2,989
Emil Issavi	2,966	2,738
David Cohen	1,780	1,643
Kate Vacher	1,187	1,722
Brian Boornazian	2,966	0
Thomas Lillelund	330	0
For more information on the terms of the 2016 performance share awards, please see “ — Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity Incentives — 2018-2020, 2017-2019 and 2016-2018 Performance Share Cycles” above.

(3)
The figure represents (i) forfeiture of one-third of the grant based on a 10.3% diluted BVPS decrease after adding back ordinary dividends to shareholders’ equity at the end of 2017 and (ii) forfeiture of one-third of the grant based on a 6.8% diluted BVPS decrease after adding back ordinary dividends to shareholders’ equity at the end of 2018. The figure also includes unvested restricted share units granted on February 10, 2017 which had not vested as at December 31, 2018, the final two tranches which were scheduled to vest in one-third increments on February 10, 2019 and 2020.

For information relating to the treatment of the 2017 performance shares, phantom shares and restricted share units in connection with the Merger, refer to “— Compensation Discussion and Analysis — Treatment of Outstanding Equity Awards in connection with the Merger” above.
For information regarding the treatment of the performance shares of Messrs. Boornazian and Lillelund in connection with their respective departures from the Company, please see “— Potential Payments Upon Termination or Change of Control” below.

	Portion of 2017 Performance Shares Earned Based on 2017 and 2018 Performance	2017 Unvested Restricted Share Units
Christopher O’Kane	0	11,856
Scott Kirk	0	3,705
Emil Issavi	0	4,112
David Cohen	0	3,556
Kate Vacher	0	2,223
Brian Boornazian	0	0
Thomas Lillelund	0	0
For more information on the terms of the 2017 performance shares, please see “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity Incentives — 2018-2020, 2017-2019 and 2016-2018 Performance Share Cycles” above.

(4)
As a result of our below-threshold performance for the 2017 performance period, in accordance with SEC rules, the number of unearned 2017 performance shares are reported assuming a vesting of the threshold number of performance shares (10% of target) that may be earned for the remaining one-third of the grant.

(5)
The figure reflects the forfeiture of one-third of the performance share grant based on a 6.8% diluted BVPS decrease after adding back ordinary dividends to shareholders’ equity at the end of 2018. The figure also includes unvested restricted share units granted on February 9, 2018 which had not vested as at December 31, 2018 and which were scheduled to vest in one-third increments on February 9, 2019, 2020 and 2021.

For information relating to the treatment of the 2018 performance shares, phantom shares and restricted share units in connection with the Merger, refer to “— Compensation Discussion and Analysis — Treatment of Outstanding Equity Awards in connection with the Merger” above.
For information regarding the treatment of the performance shares of Messrs. Boornazian and Lillelund in connection with their respective departures from the Company, please see “— Potential Payments Upon Termination or Change of Control” below.

	Portion of 2018 Performance Shares Earned Based on 2018 Performance	2018 Unvested Restricted Share Units
Christopher O’Kane	0	20,743
Scott Kirk	0	10,000
Emil Issavi	0	8,000
David Cohen	0	6,250
Kate Vacher	0	3,625
Brian Boornazian	0	0
Thomas Lillelund	0	0
For more information on the terms of the 2018 performance share awards, please see “— Compensation Discussion and Analysis — Elements of Compensation — Long-Term Equity Incentives — 2018-2020, 2017-2019 and 2016-2018 Performance Share Cycles” above.

(6)
As a result of our below-threshold performance for the 2018 performance period, in accordance with SEC rules, the number of unearned 2018 performance shares are reported assuming a vesting of the threshold number of performance shares (10% of target) that may be earned for the remaining two-thirds of the grant.

(7)
Messrs. Boornazian and Lillelund held no outstanding share awards as at December 31, 2018 on account of their respective departures from the Company. For information regarding the treatment of the performance shares of Messrs. Boornazian and Lillelund in connection with their respective departures from the Company, please see “— Potential Payments Upon Termination or Change in Control” below.

Shares Vested During 2018
The following table summarizes share issuances to our NEOs during the twelve months ended December 31, 2018 (excluding any shares purchased under our employee share purchase plans). None of the NEOs exercised share options during the twelve months ended December 31, 2018.

	Share Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1)($)
Christopher O’Kane	52,217	1,965,269
Scott Kirk	13,979	525,441
Emil Issavi	19,003	715,495
David Cohen (2)	5,406	209,180
Kate Vacher	8,317	312,660
Brian Boornazian	21,634	829,089
Thomas Lillelund (3)	10,389	345,871
__________

(1)	The amounts reflect the amount vested (gross of tax).
In respect of Messrs. O’Kane, Kirk, Issavi and Boornazian and Ms. Vacher, the value realized represents their 2015 performance shares which vested on February 13, 2018. The market value was calculated based on the closing price of $37.95 per ordinary share on February 13, 2018 as reported by the NYSE. This also includes one-third of the restricted share units granted on March 5, 2015, one-third of the restricted share units granted on February 8, 2016 and one-third of the restricted share units granted on February 10, 2017. The closing price on February 8, 2018, February 10, 2018 and March 5, 2018 was $37.00, $36.75 and $37.95, respectively, per ordinary share as reported by the NYSE.

(2)
In respect of Mr. Cohen, the figure above also includes one-third of the restricted share units granted on November 10, 2015. The closing price on November 10, 2018 was $41.84 per ordinary share as reported by the NYSE.

(3)
In respect of Mr. Lillelund, the figures above include the 2015 phantom shares which followed the same testing and vesting conditions as the 2015 performance shares described in footnote 1 above except that the phantom shares settled in cash rather than ordinary shares. The figure above also includes one-third of the restricted share units granted on July 27, 2016 in connection with his appointment as Chief Executive Officer of Aspen Re. The closing price on July 27, 2018 was $37.00 per ordinary share as reported by the NYSE.

2018 Nonqualified Deferred Compensation
The following table shows the nonqualified deferred compensation benefits accrued in respect of our NEOs as at December 31, 2018:

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings/(Loss) in Last FY(2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Emil Issavi	—	27,050	(21,167)	—	185,796
__________

(1)
The amount in this column represents the Company’s contributions made in 2019 in respect of 2018 service and are also reported in the “All Other Compensation” column of the 2018 Summary Compensation Table above.

(2)
Represents capital gains (losses) and dividends on and earnings (losses) from the investments made in one or more investment alternatives selected by the NEO. These amounts do not represent above-market or preferential earnings and, accordingly, are not reported in the 2018 Summary Compensation Table above.

In addition to the 401(k) Plan operated in the U.S., Aspen U.S. operates the Nonqualified Deferred Compensation Plan. The Nonqualified Deferred Compensation Plan was adopted in 2014 to provide the Company’s senior executives located in the United States, including Mr. Issavi, with supplemental retirement benefits and to assist the Company in retaining senior U.S.-based executives. Mr. Issavi began participating in the Nonqualified Deferred Compensation Plan in January 2016.
Employer contributions to the Nonqualified Deferred Compensation Plan are determined each year by the Compensation Committee. Employer contributions made may consist of matching contributions, profit sharing contributions, and other discretionary contributions as determined by the Compensation Committee. Matching contributions and profit sharing contributions are made in order to equal the full amount of contributions that would have been made under the 401(k) Plan, assuming the maximum amount of elective deferral contributions permitted were contributed, where the actual amount of matching contributions and profit sharing contributions made were less than that maximum amount due to U.S. Internal Revenue Code limitations. Employer contributions are subject to three-year cliff vesting.
Pursuant to the Nonqualified Deferred Compensation Plan, participating NEOs are provided with a choice of investment options with varying degrees of risk. The amounts shown in the “Aggregate Earnings/(Loss)” column represents the amount of investment earnings or losses realized by Mr. Issavi under the Nonqualified Deferred Compensation Plan during 2018.
Pay Ratio
The annual total compensation of our former Group Chief Executive Officer in 2018 was $4,091,025 as reflected under “— Executive Compensation — 2018 Summary Compensation Table” above. We estimate that the median of the annual total compensation of all our employees, excluding our former Group Chief Executive Officer, was $114,928 for 2018. As a result, we estimate that the total annual compensation of our former Group Chief Executive Officer was approximately 36 times that of the median annual total compensation of all our other employees (the “CEO Pay Ratio”).
The CEO Pay Ratio was calculated in accordance with Item 402(u) of Regulation S-K. We identified the median employee by examining the following pay elements for all employees, excluding our former Group Chief Executive Officer, who were employed by us on December 31, 2018:
•base salary,
•annual incentive compensation,
•grant date fair value of equity awards and
•employer pension contributions and cash in lieu of pension
We included all employees, whether employed on a full-time, part-time or seasonal basis, and annualized the compensation for full-time and part-time employees that were not employed by us for all of 2018. We did not make any assumptions, adjustments or estimates to identify the median employee. Compensation paid in currencies other than U.S. Dollars was converted into U.S. Dollars using the exchange rate sourced by a third-party provider as at December 31, 2018. After identifying the median employee, we calculated the annual total compensation for such employee using the same methodology used for our former Group Chief Executive Officer as reflected under “— Executive Compensation 2018 — 2018 Summary Compensation Table” above.

Retirement Benefits
Generally, our continuing NEOs participate in our retirement benefits on the same basis as all other employees in their local jurisdiction, subject to satisfying any eligibility requirements and applicable local law. We do not have a defined benefit pension plan.
United Kingdom.  The Aspen U.K. Pension Plan, a defined contribution arrangement, was established in 2005. More recently, the Plan transitioned across to LifeSight Ltd., a Master Trust arrangement administered by Willis Towers Watson. All employees are eligible to participate in the Aspen U.K. Pension Plan in accordance with the auto enrollment legislation introduced in the United Kingdom. Messrs. O’Kane and Kirk were eligible to participate in the Aspen U.K. Pension Plan during 2018. Under the rules of the Aspen U.K. Pension Plan, participating employees are required to contribute a minimum of 3% of their base salary into the plan. This contribution can be made via a base salary sacrifice arrangement. As illustrated in the table below, employer contributions to the Aspen U.K. Pension Plan are a percentage of base salary based on the age of the employee.

Employee Contribution Percentage of Base Salary	Age of Employee	Company Contribution Percentage of Employee’s Base Salary
3%	18 - 19	7%
3%	20 - 24	7%
3%	25 - 29	8%
3%	30 - 34	9.5%
3%	35 - 39	10.5%
3%	40 - 44	12%
3%	45 - 49	13.5%
3%	50 - 54	14.5%
3%	55 plus	15.5%
The employee and employer contributions are paid to individual investment accounts set up in the name of the employee. Employees may choose from a selection of investment funds although the day-to-day management of the investments is undertaken by professional investment managers.
All U.K. employees who have been members of the Aspen U.K. Pension Plan prior to May 1, 2012 or who have joined the Company prior to this date but have opted out of the Aspen U.K. Pension Plan as is the case for Messrs. O’Kane and Kirk, receive a life assurance benefit equal to twelve times the employee’s base salary in the event of death in service. Employees who have been a member of the Aspen U.K. Pension Plan after May 1, 2012 receive a life assurance benefit equal to ten times the employee’s base salary in the event of death in service. Employees who are not members of the Aspen U.K. Pension Plan receive a life assurance benefit equal to four times the employee’s base salary in the event of death in service. The life assurance benefit is split between a registered policy (which insures amounts up to £700,000) with benefits in excess of this being insured under excepted policies.
Changes in the rules regarding U.K. tax relief on pension contributions relating both to the total annual contribution amounts and to a “lifetime” allowance limit have reduced the tax effectiveness of the defined contribution scheme for some staff that have or may have either higher levels of contribution or higher levels of pension savings.
For employees who would have employer pension contributions over the annual limit, we have agreed that we may pay them the difference between the employer plan contribution rate and the annual contribution limit. This amount is subject to statutory deductions. For employees who have or are likely to have total pension savings over the “lifetime” allowance limit, we have agreed that they may elect to opt out of the pension plan, in which case we will pay them a cash amount, subject to statutory deductions, equal to the employer pension contribution they would otherwise have received.
Mr. O’Kane opted out of the Aspen U.K. Pension Plan due to the likelihood that his total pension savings at retirement would otherwise be above his lifetime allowance limit. He therefore receives a cash payment in lieu of pension contribution subject to statutory deduction. Contributions follow the scale described above and are calculated on base salary. Mr. Kirk and Ms. Vacher participate in the Aspen U.K. Pension Plan. As the level of our contribution exceeds the U.K. annual allowance limit, Mr. Kirk and Ms. Vacher also receive a cash payment in lieu of part of the Company’s contribution. Mr. Lillelund is currently not in receipt of cash in lieu of pension; however, in 2018 he did participate in the scheme, investing all Company contributions into the Aspen U.K. Pension Plan. The Company continues to review these arrangements in light of possible future legislation and regulation of U.K. pension schemes.
United States.  In the United States, employees of Aspen U.S. Services are eligible to participate in the 401(k) Plan. There are three types of contributions to the 401(k) Plan: (i) employee contributions, (ii) employer matching contributions and (iii) employer discretionary profit sharing contributions.

Employee contributions. Participants may elect to defer a percentage of their eligible compensation, subject to certain limits, on a pre-tax or after-tax basis into the 401(k) Plan. Their eligible compensation is then reduced by this election and contributed into the 401(k) Plan which may reduce their federal and most state income taxes.
Employer matching contributions. Employees are eligible for matching contributions from the Company only if they elect to make deferral contributions. We have elected to make matching contributions to all eligible participants in an amount equal to 100% of the first 3% of an employee’s eligible compensation and 50% of the next 2% of an employee’s eligible compensation, subject to certain limits as set by the U.S. Internal Revenue Service. Participants are always 100% vested in their deferral contributions, safe harbor matching employer contributions, rollover contributions and any earnings or losses on the investment of such contributions to the 401(k) Plan.
Employer discretionary profit sharing contributions. These contributions are made annually, during the first quarter of the fiscal year, to all eligible employees who are employed as of the last day of the plan year by Aspen U.S. Services and are based on the following formula:

Age of Employee	Contribution by the Company as a Percentage of Employee’s Base Salary
20 - 29	3.0%
30 - 39	4.0%
40 - 49	5.0%
50 and older	6.0%
Profit sharing contributions are subject to certain limits on the employee’s eligible compensation as set by the U.S. Internal Revenue Service. The profit sharing contributions are subject to the following vesting schedule:

Years of Vesting Service	Vesting Percentage
Less than 3 years	0%
3 years	100%
Once the employee has three years of service, his or her profit sharing contributions are fully vested and all future contributions will be vested.
Potential Payments Upon Termination or Change of Control
The following table sets forth the payments and benefits each of the continuing NEOs would have been entitled to receive if a termination of employment or a change of control of the Company had occurred on December 31, 2018. The calculations in the tables below do not include amounts that vested on December 31, 2018 or amounts that continuing NEOs were already entitled to as at December 31, 2018, including amounts under contracts, agreements, plans or arrangements to the extent they do not discriminate in scope, terms or operation in favor of executive officers and that are available generally to all of our salaried employees. In lieu of inclusion in the chart, the actual payments paid to Messrs. Boornazian and Lillelund upon their departure from the Company in 2018 (in each case, not in connection with a change in control) are described below the following table. Because Mr. O’Kane’s employment continued through December 31, 2018 but terminated prior to the filing of this Amendment, he has been included in the table below and the actual payments paid to him upon his departure from the Company in 2019 are described below the table.
All calculations in the tables below regarding the value of accelerated equity are based on the closing price of $41.99 per ordinary share as at December 31, 2018, as reported by the NYSE. Since many factors (e.g., the time of year when the event occurs, the Company’s stock price and the NEO’s age) could affect the nature and amount of benefits a continuing NEO could potentially receive, any amounts paid or distributed upon a future termination may be different from those shown in the table below.

Name	Termination without Cause or for Good Reason ($)(1)	Death ($) (2)	Disability ($) (3)	Termination without Cause or for Good Reason in connection with a Change of Control ($)(4)
Christopher O’Kane (5)
Total Cash	3,828,176	1,493,051	—	3,828,176
Value of Accelerated Equity Awards	—	2,109,916	2,109,916	4,598,622

Scott Kirk (5)
Total Cash	3,344,552	2,532,500	—	3,344,552
Value of Accelerated Equity Awards	—	800,623	800,623	1,873,804

Emil Issavi
Total Cash	4,937,500	4,020,000	—	4,937,500
Value of Accelerated Equity Awards	—	748,094	748,094	1,699,965

David Cohen
Total Cash	5,825,002	5,012,500	—	5,825,002
Value of Accelerated Equity Awards	—	555,486	555,486	1,304,377

Kate Vacher (5)
Total Cash	1,106,369	460,000	—	1,106,369
Value of Accelerated Equity Awards	—	367,690	367,690	812,154

__

(1)
If a continuing NEO is terminated by the Company without cause or by the continuing NEO for good reason in the absence of a change of control, the continuing NEO would be entitled to severance payments and benefits.

In the case of Messrs. Kirk, Cohen, Issavi and Ms. Vacher the severance payment would be equal to (i) a bonus payment for the year in which the date of termination occurs which would be the lesser of (a) the target annual incentive for the year in which termination occurs or (b) the average of the bonus received by the continuing NEO for the previous three years, plus two times (ii) the sum of (a) the highest base salary rate during the term of the agreement and (b) the average bonus actually earned during the three years immediately prior to the year of termination.
In addition, with respect to Messrs. Kirk, Issavi and Cohen, the amount shown in the total cash above includes a retention bonus of $2.0 million, $3.0 million and $4.0 million, respectively, which was awarded in 2018 and is payable in 2020 subject to their continued employment. For more details, see “Elements of Compensation — Annual Cash Incentive — Retention Bonuses” and “Elements of Compensation — Annual Cash Incentive — Transaction Bonuses” above.
In addition, with respect to Mr. Kirk and Ms. Vacher, the amount shown in the total cash above does not include the following which would be due if the Company elected to make a payment in lieu of the 12-month notice period set forth in their Employment Agreement: (i) continued medical coverage for one year and (ii) a cash payment equal to the contributions the Company would have made on their behalf in the pension and retirement plans in which they participate had their employment continued for 12 months following termination.

(2)
In respect of death, the continuing NEOs are entitled to a portion of the annual bonus they would have been entitled to receive for the year in which the date of death occurs. The total cash amount above represents 100% of the bonus potential for 2018. In addition, performance shares that have already met their performance-vesting criteria but have not vested would immediately vest and be issued. For the avoidance of doubt, any performance shares that have not become eligible shares on or before the date of such termination of employment shall be forfeited on such date without consideration. All outstanding restricted share units which are not vested will accelerate and immediately vest.

In addition, with respect to Messrs. Kirk, Issavi and Cohen, the amount shown in the total cash above includes a retention bonus of $2,000,000, $3,000,000 and $4,000,000, respectively, which was awarded in 2018 and is payable in 2020 subject to their continued employment. For more details, see “Elements of Compensation — Annual Cash Incentive — Retention Bonuses” and “Elements of Compensation — Annual Cash Incentive — Transaction Bonuses” above.

(3)
Upon disability, the continuing NEOs would not be terminated and would be entitled to receive base salary for six months after which they may be terminated and would be entitled to long-term disability benefits and, in the case of Mr. Kirk and Ms. Vacher, our permanent health insurance coverage. In addition, with respect to Messrs. Kirk, Issavi and Cohen, a retention bonus of $2,000,000,

$3,000,000 and $4,000,000, respectively, which was awarded in 2018 and is payable in 2020 subject to their continued employment would be payable. For more details, see “Elements of Compensation — Annual Cash Incentive — Retention Bonuses” and “Elements of Compensation — Annual Cash Incentive — Transaction Bonuses” above. No amount is included in the table above for these benefits as they cannot be estimated or quantified. In addition, performance shares that have already met their performance-vesting criteria but have not vested would immediately vest and be issued. For the avoidance of doubt, any performance shares that have not become eligible shares on or before the date of such termination of employment shall be forfeited on such date without consideration. All outstanding restricted share units which have not vested will accelerate and immediately vest.

(4)
If the employment of the continuing NEO is terminated by the Company without cause or by the continuing NEO for good reason (as described under “— Compensation Discussion and Analysis — Executive Compensation Governance and Process — Employment-Related Agreements — Employment Agreements” and as defined in each of the continuing NEO’s respective Employment Agreement) within the six-month period prior to a Change of Control (as described under “— Compensation Discussion and Analysis — Executive Compensation Governance and Process — Employment-Related Agreements — Change of Control Employment Agreements” and as defined in each of the continuing NEO’s respective Change of Control Agreement) or within the two-year period following a change of control, the continuing NEOs would be entitled to severance and benefits.

In the case of all continuing NEOs, the severance payment would be equal to the average bonus paid or payable in respect of the last three full fiscal years plus two times the sum of (i) the current base salary rate and (ii) the average bonus paid or payable in respect of the last three full fiscal years. For information on changes to certain of the NEO’s Change of Control Agreements approved by the Predecessor Compensation Committee in February 2018, refer to “— Compensation Discussion and Analysis — Executive Compensation Governance and Process — Employment-Related Agreements — Change of Control Employment Agreements” above.
In addition to the total cash amount above the continuing NEOs would also be entitled to the following additional amounts: (i) continued health and welfare benefits for one year, (ii) a cash payment equal to the contributions the Company would have made on the continuing NEO’s behalf in the pension and retirement plans in which the continuing NEO participates had the continuing NEO’s employment continued for 12 months following termination and (iii) reasonable fees for outplacement services.
In addition, with respect to Messrs. Kirk, Issavi and Cohen, the amount shown in the total cash above includes a retention bonus of $2,000,000, $3,000,000 and $4,000,000, respectively, which was awarded in 2018 and is payable in 2020 subject to their continued employment. For more details, see “Elements of Compensation — Annual Cash Incentive — Retention Bonuses” and “Elements of Compensation — Annual Cash Incentive — Transaction Bonuses” above.
In addition, as of December 31, 2018, the continuing NEOs would also have been entitled to receive the accelerated vesting of outstanding equity awards in connection with a termination without cause or a resignation for good reason within the six-month period prior to a Change of Control or within the two-year period following a change of control. As at December 31, 2018, such outstanding equity awards represented: (i) the 2016 performance shares based on actual performance for 2016, 2017 and 2018, (ii) the 2017 performance shares earned based on actual performance for 2017 and 2018 and 100% vesting for the remaining tranche subject to future performance, (iii) the 2018 performance shares based on actual performance for 2018 and 100% vesting for the remaining two tranches subject to future performance and (iv) the outstanding portions of the 2016, 2017 and 2018 restricted share units. We have assumed that performance shares subject to future performance as at December 31, 2018 vested at 100%, though we note that performance shares are eligible to vest up to 200%. For information relating to the treatment of outstanding equity awards in connection with the Merger, refer to “— Compensation Discussion and Analysis — Treatment of Outstanding Equity Awards in connection with the Merger” above.

(5)
The calculation for the payouts for Mr. Kirk were converted from British Pounds into U.S. Dollars at the average exchange rate of $1.3312 to £1 for 2018. For Mr. O’Kane and Ms. Vacher prior year bonuses paid in British Pounds were converted into U.S. Dollars at the average exchange rate of $1.3312 to £1 for 2018.

Chris O’Kane Separation Payments and Benefits
On March 28, 2019, in connection with Mr. O’Kane’s departure from the Company, the Company and Aspen Insurance UK Services Limited (“Aspen UK Services”) entered into a settlement agreement with Mr. O’Kane (the “Settlement Agreement”), which Settlement Agreement set forth the terms and conditions of Mr. O’Kane’s departure. The Settlement Agreement was agreed in accordance with the terms of (i) the Service Agreement, dated September 24, 2004, as amended on October 28, 2014, by and among Mr. O’Kane, Aspen UK Services and the Company, (ii) the Change of Control Employment Agreement, dated February 23, 2015, as amended on March 15, 2018, by and among Mr. O’Kane, Aspen UK Services and the Company, and (iii) the international assignment letter, dated May 16, 2018, between Mr. O’Kane and the Company.
Pursuant to the Settlement Agreement, Mr. O’Kane received or will receive (i) $10,000,000 as a bonus in recognition of Mr. O’Kane’s contributions towards the Merger, (ii) $3,519,156 as a severance payment, which includes a payment in lieu of Mr. O’Kane’s notice period, (iii) $164,245 as the equivalent of the pension contributions Mr. O’Kane would have received for the 12 month period following the Termination Date, (iv) $62,690 as the equivalent cost of the private medical insurance premiums Mr. O’Kane would have received for the 12-month period following the termination date, (v) $47,706 for relocation costs, (vi) $40,000 for the provision of outplacement counseling, (vii) $38,590 as a pro-rata bonus for the 2019 performance year, (viii) $34,275 for assistance on certain of Mr. O’Kane’s U.S. and U.K. tax returns, (ix) up to a maximum of $20,000 for reasonable legal fees incurred by Mr. O’Kane for legal advice in connection with the termination of his employment with the

Company, (x) the cost of flights for Mr. O’Kane and his family to return from Bermuda to either London or a city in the United States, (xi) $1,315 as consideration for entering into certain confidentiality obligations to apply indefinitely following the Termination Date, and (xii) $3,290 as consideration for entering into certain non-compete and non-solicit restrictions as set forth in Schedule 4 of the Settlement Agreement.
All of the equity-based awards previously granted to Mr. O’Kane by the Company vested on completion of the Merger in accordance with the Merger Agreement, with satisfaction of performance conditions determined based on either (i) the actual level of performance achieved with respect to any performance period that had been completed or (ii) the target performance level with respect to any performance period that had not yet been completed. In accordance with the Merger Agreement, Mr. O’Kane received a lump-sum payment of $3,398,073, equal to $42.75 for each share subject to such equity-based awards, without interest plus any applicable amounts in respect of accrued dividend equivalents, at the same time as other similarly situated employees of the Company.
In consideration for the promises and payments made by Aspen UK Services under the Settlement Agreement, Mr. O’Kane has agreed to a general release of claims in favor of the Company, Aspen UK Services, and their affiliates. Mr. O’Kane is also subject to a non-compete restriction for 12 months following the termination date and certain non-solicit restrictions for 24 months following the termination date, which he must adhere to unless he has the prior written consent of the Board of Directors of the Company.
Brian Boornazian Separation Payments and Benefits
Mr. Boornazian’s employment with the Company ended on April 30, 2018. Under the terms of his severance agreement with Aspen U.K. Services, dated March 28, 2018, Mr. Boornazian received his base salary and all other contractual benefits up to April 30, 2018. In addition, Mr. Boornazian received a cash payment in the amount of $1,379,240, less applicable tax withholdings, which represents 100% of his highest annual base salary plus the average annual bonus award that was paid to Mr. Boornazian for the 2014, 2015 and 2016 fiscal years. All performance shares and restricted share units which were granted to Mr. Boornazian under the Company’s 2013 Share Incentive Plan, as amended, which had not vested and been distributed to Mr. Boornazian as at April 30, 2018 were forfeited on such date. Mr. Boornazian also received a lump sum payment in the amount of $1,399,536 in lieu of 7,184 unvested 2016 and 2017 restricted share units and 24,519 unvested 2016 and 2017 performance shares held by Mr. Boornazian as of April 30, 2018 multiplied by the Company’s average share price for the thirty days immediately preceding such date, less applicable tax withholdings. In addition, the Company delivered 2,966 “banked” but unvested 2016 performance shares previously issued to Mr. Boornazian.

The payments summarized above are subject to Mr. Boornazian’s compliance with certain confidentiality, non-solicit and non-compete restrictions and other conditions.
Thomas Lillelund Separation Payments and Benefits
Mr. Lillelunds’s employment with the Company ended on October 31, 2018. Under the terms of a letter with Aspen U.K. Services, dated August 29, 2018, Mr. Lillelund received his base salary and all other contractual benefits up to October 31, 2018. All performance shares and restricted share units which were granted to Mr. Lillelund under the Company’s 2013 Share Incentive Plan, as amended, which had not vested and been distributed to Mr. Lillelund as at October 31, 2018 were forfeited on such date.
Compensation Policies and Risk
Our compensation program is designed to provide competitive levels of reward that are responsive to the Aspen Group and individual performance but do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company.
In reaching our conclusion that our compensation practices do not incentivize risk taking that is reasonably likely to have a material adverse effect on the Company, we examined the various elements of our compensation programs and policies and our risk mitigation controls. The main risks we identified within our compensation program are (i) the risk that management deliberately sponsors excessive risk taking in order to influence one or more of the performance metrics which determine, or may determine, the value of one or more components of their performance-related compensation and (ii) the risk that individual underwriters or underwriting teams seek to increase their underwriting results by taking excessive risks with the intention of increasing the value of their performance-related compensation.
We believe the most important mitigating factor for these risks is our risk culture which is characterized by a top-down commitment to a disciplined process for the identification, measurement, management and reporting of risks. For example, as a company which provides catastrophe cover, one of the risks we face is having excessive natural catastrophe exposure, which if not managed would create a high ROE in a low catastrophe year and capital impairment in a year where excess catastrophe occurs. We manage this risk by having natural catastrophe tolerances approved by the Board as part of our annual business plans. Adherence to these limits is independently monitored and reported quarterly by the Group Chief Risk Officer to management with any breaches of set tolerances reported to the Risk Committee.
Another example of risk mitigation controls relates to reserve adequacy. We manage this risk by restricting any proposals for reserve releases to the actuarial reserving team, which is independent of underwriting. Proposals for reserve releases are only recommended by the Reserve Committee if the actuarial reserving team deems such proposal appropriate. The Group Chief Executive Officer and Group Chief Financial Officer review the recommendations of the Reserve Committee. In addition, all reserve releases are subject to a quarterly review by the Audit Committee, which may scrutinize and challenge these decisions, and the Reserve Committee receives a report on reserve adequacy from an independent consulting actuarial firm on an annual basis.
Another example of a risk mitigation control relates to our process for making bonus determinations. In addition to reviewing performance data, the Group Chief Executive Officer takes into consideration risk data, including internal audit reviews, underwriting reviews and reports of compliance breaches. If there is evidence of a material breach of our risk controls which has exposed us to excessive risks, it is likely that such individual’s compensation would be adversely impacted. Bonus determinations also include an evaluation of behavioral competencies and any deficiencies in an individual’s behavioral competencies would likely adversely impact their bonus.

 Compensation Committee Report
The following report is not deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act and the report shall not be deemed to be incorporated by reference into any filing by the Company under the Securities Act of 1933, as amended, or the Exchange Act.
The Successor Compensation Committee has reviewed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Exchange Act with the Company’s management. Based on the review and discussions with management, the Successor Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Compensation Committee
Gernot Lohr (Chair)
Mark Bertrand Cloutier
Alexander Wallace Humphreys
April 29, 2019

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Beneficial Ownership
Following the Merger, Parent owns all of the Company’s issued and outstanding ordinary shares. Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than any ordinary shares that were owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent or Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings.
The following table sets forth information regarding beneficial ownership of our ordinary shares as of April 15, 2019 for:

•	each person known by us to beneficially own approximately 5% or more of our outstanding ordinary shares;

•	each of our directors;

•	each of our NEOs; and

•	all of our executive officers and directors as a group.

Name and Address of Beneficial Owner (1)	Number of Ordinary Shares	Percentage of Ordinary Shares Outstanding
Highlands Holdings, Ltd.	60,395,839	100%
Mark Bertrand Cloutier	0	0%
Joshua Black	0	0%
John Cavoores	0	0%
Alexander Humphreys	0	0%
Gordon Ireland	0	0%
Gernot Lohr	0	0%
Michael Saffer	0	0%
Christopher O'Kane	0	0%
Scott Kirk	0	0%
Emil Issavi	0	0%
David Cohen	0	0%
Kate Vacher	0	0%
All directors and executive officers as a group (16 persons)	0	0%
___________

(1)	Unless otherwise stated, the address for each director and officer is c/o Aspen Insurance Holdings Limited, 141 Front Street, Hamilton HM 19, Bermuda.

Securities Authorized for Issuance under Equity Compensation Plans

There are currently no equity compensation plans under which equity securities of the Company are authorized for issuance. All of the Company’s equity-based award plans were terminated following the accelerated vesting and cancellation of restricted share units, performance shares and phantom shares immediately prior to the consummation of the Merger. For more information relating to the treatment of outstanding equity awards in connection with the Merger, refer to “— Compensation Discussion and Analysis — Treatment of Outstanding Equity Awards in connection with the Merger” above.

Item 13. Certain Relationship and Related Transactions, and Director Independence
Relationships and Related Party Transactions with Apollo or its Affiliates
As noted above, Parent, an affiliate of certain investment funds managed by affiliates of Apollo, owns all of the Company’s ordinary shares. Apollo’s indirect subsidiary, Apollo Asset Management Europe PC LLP (“AAME”), serves as the investment manager for certain of the Company’s subsidiaries, and Apollo’s indirect subsidiary, Apollo Management Holdings, L.P. (“AMH”), provides the Company with management consulting services and advisory services. Additionally, certain employees of Apollo and its affiliates serve on the Board. A description of certain relationships we have with Apollo and its affiliates and transactions that have existed or that we have entered into with Apollo and its affiliates are described below. There were no amounts incurred, directly or indirectly, from Apollo and its affiliates for the year ended December 31, 2018.
Investment Management Relationships Generally
AAME will serve as the investment manager for certain of our subsidiaries and provide centralized asset management investment advisory and risk services for the portfolio of investments of such subsidiaries pursuant to the investment management agreements (“IMAs”) that have been, or will be, entered into with AAME. AAME is integrated into the Apollo investment platform and provides the Company with access to Apollo’s investment expertise and fully-built infrastructure without the burden of incurring the development and maintenance costs of building an in-house investment asset manager with the capabilities of Apollo/AAME.
AAME is registered in England and Wales and is authorized and regulated by the Financial Conduct Authority in the United Kingdom under the Financial Services and Markets Act 2000 and the rules promulgated thereunder for the primary purpose of providing a centralized asset management and risk function to European clients in the financial services and insurance sectors. AAME has necessary permissions to engage in certain specified regulated activities including providing investment advice, undertaking discretionary investment management and arranging deals in relation to certain types of investment.
In addition, pursuant to the IMAs, AAME may engage sub-advisors or delegates to provide certain of the investment advisory and management services to our subsidiaries. In this regard, AAME is able to leverage its relationships with other Apollo-affiliated investment advisors in a sub-advisory capacity, pursuant to which AAME has mandated its affiliates, Apollo Management International LLP (“AMI”) and Apollo Capital Management L.P. (“AMC”), to invest in asset classes in which they have investment expertise and sourcing capabilities, such as middle market loans, commercial mortgage loans, structured products and short term secured investments. Pursuant to the IMAs, all sub-advisors and delegates are ultimately overseen by AAME to ensure they are appropriate for the business and consistent with the investment strategy of the Aspen Group and such sub-advisory delegations are revocable by AAME.
IMAs — U.S., Bermuda and U.K.
In April 2019, following the completion of the Merger, AAME was engaged as the investment advisor for certain of our subsidiaries in the U.S. and Bermuda. In addition, AAME is expected to be engaged as the investment advisor for certain of our U.K. domiciled subsidiaries. The assets of those subsidiaries are managed by AAME and certain affiliates of AAME through a sub-advisory arrangement.
Under each of the IMAs, AAME will be paid an annual investment management fee (the “Management Fee”) which will be based on a cost-plus structure. The “cost” is comprised of the direct and indirect fees, costs, expenses and other liabilities arising in or otherwise connected with the services provided under the IMAs. The “plus” component will be a mark-up in an amount of up to 25% determined based on an applicable transfer pricing study. The Management Fee will be subject to certain maximum threshold levels, including an annual fee cap of 15 bps of the total amount of investable assets. Affiliated sub-advisors, including AMI and AMC, will also earn additional fees for sub-advisory services rendered.
Termination of Investment Management or Advisory Agreements with AAME
The IMAs have no stated term and may be terminated by either AAME or the relevant subsidiary, as applicable, upon 60 days’ notice at any time or when required by such party’s regulator or by applicable law. In addition, AAME may terminate the IMAs immediately upon notice if the implementation of any amendments to the applicable investment guidelines is impossible for, or cannot reasonably be expected of, AAME. Such termination rights may adversely affect the Company’s investment results.
Third Party Sub-Advisory Agreements
In the limited instances in which AAME desires to invest in asset classes for which neither AAME nor Apollo possesses the investment expertise or sourcing abilities required to manage the assets, or in instances in which AAME makes the determination that it is more effective or efficient to do so, AAME may mandate third-party sub-advisors to invest in such asset classes. Pursuant to IMAs, the Company’s subsidiaries will be responsible for fees paid to such sub-advisors.

Management Consulting Agreement

As previously disclosed, the Company entered into a Management Consulting Agreement, dated March 28, 2019 (the “Management Consulting Agreement”), with AMH. Pursuant to the Management Consulting Agreement, AMH will provide us with management consulting and advisory services related to the business and affairs of the Company and its subsidiaries and we will pay to AMH in consideration for its services under the Management Consulting Agreement an annual management consulting fee equal to the greater of (i) 1% of the consolidated net income of the Company and its subsidiaries for the applicable fiscal year, and (ii) $5 million.
The Management Consulting Agreement is effective February 15, 2019 (the “Commencement Date”) and will have an initial term period of eight years from the Commencement Date. The Management Consulting Agreement will be automatically extended for an additional 12-month term on each of the eight-year and nine-year anniversary of the Commencement Date absent contrary notice by either party given not less than 30 days prior to such anniversary date. The Management Consulting Agreement will be automatically terminated on the occurrence of the consummation of any transaction or series of transactions, whether or not related, as a result of which New Holders (as defined in the Management Consulting Agreement) become the beneficial owner, directly or indirectly, of more than ninety percent of the ordinary shares or other common equity and voting securities of the Company and its subsidiaries.

Director Independence
Under the NYSE rules that were applicable to the Company prior to the Merger, a director is considered independent if the Board determines that the director does not have any direct or indirect material relationship with the Company. Following a review of the business relationships of the members of the Predecessor Board as outlined above under “— Board of Directors of the Company” and in accordance with the NYSE independence rules and, with respect to members of the Audit Committee of the Predecessor Board (the “Predecessor Audit Committee”), Rule 10A-3 promulgated under the Exchange Act, the Predecessor Board determined that all directors of the Predecessor Board, except for Messrs. Jones and O’Kane, were independent under applicable rules. The Predecessor Board concluded that, under the scope of his role as former Chair of the Predecessor Board as outlined in his appointment letter, Mr. Jones was more involved in the management of the Company than an independent director would be under U.S. practice and rules.

Item 14. Principal Accountant Fees and Services
Fees Billed to the Company by KPMG
The following table represents aggregate fees billed to the Company by KPMG LLP (“KPMG”), London, England, the Company’s independent registered public accounting firm and auditor, for fiscal years ended December 31, 2018 and 2017:

	Twelve Months Ended December 31, 2018	Twelve Months Ended December 31, 2017
	($ in millions)
Audit Fees (1)	$4.25	$3.81
Audit-Related Fees (2)	0.26	0.35
Tax Fees (3)	0.02	0.02
All Other Fees (4)	0.08	0.21
Total Fees	$4.61	$4.39
__________

(1)
Audit fees consist of fees paid to KPMG for professional services for the audit of the Company’s annual consolidated financial statements, review of quarterly consolidated financial statements, audit of annual statutory statements, and for services that are normally provided by independent auditors in connection with statutory, Sarbanes-Oxley Section 404 attestation services, comfort letters, SEC and regulatory filings or engagements.

(2)
Audit-related fees consist of fees paid for assurance and related services for the performance of the audit or review of the Company’s financial statements (other than the audit fees disclosed above), such as the audit of Solvency II balance sheet and the 401(k) Plan.

(3)	Tax fees are fees related to tax compliance.

(4)
All other fees relate to fees billed to the Company by KPMG for non-audit services rendered to the Company in connection with claims advisory work and the review of booked loss and loss adjustment expense reserves for Aspen Specialty Insurance Company and Aspen American Insurance Company, two of the Company’s subsidiaries.

The policy of the Audit Committee is to approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm during the year. The Predecessor Audit Committee considered whether the provision of the non-audit services by KPMG was compatible with maintaining KPMG’s independence with respect to the Company and determined that the provision of such services was compatible with KPMG maintaining its independence. The Predecessor Audit Committee approved all of the services provided by KPMG for the fiscal year ended December 31, 2018.

APPENDIX A
Reconciliation of Non-U.S. GAAP Financial Measures
Basic book value per ordinary share is calculated by dividing net assets available to holders of the Company’s ordinary shares by the number of ordinary shares outstanding. Diluted book value per ordinary share is calculated by dividing net assets available to holders of the Company’s ordinary shares by the number of ordinary shares and dilutive potential ordinary shares outstanding using the treasury stock method.
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

	As at December 31, 2018	As at December 31, 2017
	($ in millions)
Net income after tax	$(145.8)	$(266.4)
Add (deduct) after tax income:
Net realized and unrealized investment losses/(gains)	64.1	(115.8)
Net realized and unrealized exchange losses	3.1	20.5
Realized loss on the debt extinguishment	8.6	—
Changes to the fair value of derivatives	26.6	(22.0)
Amortization and other non-recurring expenses	75.2	28.0
Proportion due to non-controlling interest	(1.0)	(1.3)
Operating income after tax and non-controlling interest	30.8	(357.0)
Preference Shares dividends	(30.5)	(36.2)
Operating Income available to ordinary shareholders	$0.3	$(393.2)

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Financial Statements, Financial Statement Schedules and Exhibits (see Original Form 10-K.)
(b) The exhibits below are filed with this Amendment.

Exhibit Number	Description
10.1	Service Agreement, dated February 19, 2019, by and among Aspen Insurance Holdings Limited, Aspen Bermuda Limited and Mr. Mark Cloutier, filed with this Amendment
10.2
Settlement Agreement, dated March 28, 2019, by and among Aspen Insurance UK Services Limited, Aspen Insurance Holdings Limited and Mr. Christopher O’Kane (incorporated herein by reference to exhibit 10.2 to the Current Report on Form 8-K filed on March 29, 2019)

10.3	Service Agreement, dated November 1, 2010, by and among Aspen Insurance UK Services Limited and Ms. Kate Vacher, filed with this Amendment
10.4	Change of Control Agreement, dated February 25, 2015, by and among Aspen Insurance Holdings Limited, Aspen Insurance UK Services Limited and Ms. Kate Vacher, filed with this Amendment
10.5	International Assignment Letter, dated June 26, 2017, from Aspen Insurance UK Services Limited to Ms. Kate Vacher, filed with this Amendment
10.6
Addendum, dated April 3, 2018, to the Change of Control Agreement, dated February 25, 2015, by and among Aspen Insurance Holdings Limited, Aspen Insurance UK Services Limited and Ms. Kate Vacher, filed with this Amendment

10.7	Employment Agreement, dated October 26, 2015, by and among Aspen Insurance U.S. Services Inc. and Mr. David Cohen, filed with this Amendment
31.1	Officer Certification of Mark Cloutier, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this Amendment
31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this Amendment

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED

Dated: April 29, 2019	By:	/s/ Mark Cloutier
	Name:	Mark Cloutier
	Title:	Chief Executive Officer

	By:	/s/ Scott Kirk
	Name:	Scott Kirk
	Title:	Chief Financial Officer