Form 10-Q
period 2019-03-31
ASPEN INSURANCE HOLDINGS LTD
filed 2019-05-08
CIK 1267395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ___________________________________________________________
Form 10-Q
 ____________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒ (measured as of June 30, 2018)	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act .☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐    No ☒

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares	AHL/PRC	New York Stock Exchange, Inc.
5.625% Perpetual Non-Cumulative Preference Shares	AHL/PRD	New York Stock Exchange, Inc.

As at March 31, 2019, there was 60,395,839 outstanding ordinary shares, with a par value of $0.01 per ordinary share, outstanding.

PART I
FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2019 and December 31, 2018
($ in millions, except share and per share amounts)

	As at March 31, 2019	As at December 31, 2018
ASSETS
Investments:
Fixed income securities, available for sale at fair value (amortized cost — $5,016.5 and $5,282.3)	$5,040.5	$5,230.7
Fixed income securities, trading at fair value (amortized cost — $1,273.1 and $1,205.0)	1,289.3	1,187.8
Short-term investments, available for sale at fair value (amortized cost — $160.7 and $105.6)	160.9	105.6
Short-term investments, trading at fair value (amortized cost — $ 81.0 and $9.5)	81.0	9.5
Catastrophe bonds, trading at fair value (cost — $39.5 and $37.9)	38.1	36.2
Investments, equity method	67.0	67.1
Other investments	104.0	102.5
Total investments	6,780.8	6,739.4
Cash and cash equivalents (including $21.2 and $26.9 within consolidated variable interest entities)	975.9	1,083.7
Reinsurance recoverables
Unpaid losses	2,122.9	2,077.6
Ceded unearned premiums	647.5	558.8
Receivables
Underwriting premiums	1,686.6	1,459.3
Other	139.9	121.2
Funds withheld	92.0	91.8
Deferred policy acquisition costs	288.4	248.5
Derivatives at fair value	10.8	14.6
Receivables for securities sold	6.4	3.2
Office properties and equipment	72.5	73.1
Right-of-use operating lease assets	91.4	—
Deferred tax assets	35.6	35.4
Other assets	1.5	—
Intangible assets and goodwill	25.9	26.3
Total assets	$12,978.1	$12,532.9
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
As at March 31, 2019 and December 31, 2018
($ in millions, except share and per share amounts)

	As at March 31, 2019	As at December 31, 2018
LIABILITIES
Insurance reserves
Losses and loss adjustment expenses	$7,000.3	$7,074.2
Unearned premiums	1,917.6	1,709.1
Total insurance reserves	8,917.9	8,783.3
Payables
Reinsurance premiums	544.2	405.6
Current taxation	5.0	0.1
Accrued expenses and other payables	218.5	248.1
Operating lease liabilities	93.9	—
Liabilities under derivative contracts	56.7	15.1
Total payables	918.3	668.9
Long-term debt	424.7	424.7
Total liabilities	$10,260.9	$9,876.9
Commitments and contingent liabilities (see Note 17)	—	—
SHAREHOLDERS’ EQUITY
Ordinary shares:
60,395,839 shares of par value $0.01 (December 31, 2018 - 59,743,156 shares of par value 0.15144558¢ each)	$0.6	$0.1
Preference shares:
11,000,000 5.95% shares of par value 0.15144558¢ each (December 31, 2017 — 11,000,000)	—	—
10,000,000 5.625% shares of par value 0.15144558¢ each (December 31, 2017 — 10,000,000)	—	—
Non-controlling interest	3.5	3.7
Additional paid-in capital	967.8	967.5
Retained earnings	1,807.4	1,806.6
Accumulated other comprehensive income, net of taxes	(62.1)	(121.9)
Total shareholders’ equity	2,717.2	2,656.0
Total liabilities and shareholders’ equity	$12,978.1	$12,532.9
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (1)
($ in millions)

	Three Months Ended March 31,
	2019	2018
Revenues
Net earned premium	$510.6	$533.5
Net investment income	51.5	47.3
Realized and unrealized investment gains	42.0	100.6
Other income	1.7	2.1
Total revenues	605.8	683.5
Expenses
Losses and loss adjustment expenses	311.8	310.2
Amortization of deferred policy acquisition costs	88.2	90.8
General, administrative and corporate expenses	137.3	121.0
Interest on long-term debt	5.5	7.4
Change in fair value of derivatives	53.3	(23.5)
Change in fair value of loan notes issued by variable interest entities	1.5	(1.0)
Realized and unrealized investment losses	6.2	138.3
Net realized and unrealized foreign exchange (gains)/losses	(5.1)	4.7
Other expenses	0.9	1.2
Total expenses	599.6	649.1
Income from operations before income tax	6.2	34.4
Income tax benefit/(expense)	4.4	(3.6)
Net income	$10.6	$30.8
Amount attributable to non-controlling interest	0.2	(0.2)
Net income attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$10.8	$30.6
Other Comprehensive Income/(Loss):
Available for sale investments:
Reclassification adjustment for net realized gains on investments included in net income	$0.2	$(0.1)
Change in net unrealized gains/(losses) on available for sale securities held	75.4	(82.8)
Net change from current period hedged transactions	1.7	0.9
Change in foreign currency translation adjustment	(14.7)	(8.1)
Other comprehensive income/(loss), gross of tax	62.6	(90.1)
Tax thereon:
Reclassification adjustment for net realized gains on investments included in net income	—	0.1
Change in net unrealized (losses)/gains on available for sale securities held	(5.2)	5.4
Net change from current period hedged transactions	(0.1)	(0.2)
Change in foreign currency translation adjustment	2.5	1.6
Total tax on other comprehensive income	(2.8)	6.9
Other comprehensive income/(loss), net of tax	59.8	(83.2)
Total comprehensive income/(loss) attributable to Aspen Insurance Holdings Limited’s ordinary shareholders	$70.6	$(52.6)
See accompanying notes to unaudited condensed consolidated financial statements.
(1) On February 15, 2019, the Company completed its previously announced merger (the “Merger”) with Highlands Merger Sub, Ltd. (“Merger Sub”), a wholly owned subsidiary of Highlands Holdings, Ltd. (“Parent”). As a result of the Merger, a change in control of the Company occurred and the Company is now a wholly owned subsidiary of Parent. At the effective time of the Merger, each of the Company’s issued and outstanding ordinary shares (other than ordinary shares owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent, Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings. The ordinary shares of the Company ceased trading on the New York Stock Exchange prior to the opening of trading on February 15, 2019. Therefore, earnings per share data is no longer considered meaningful for both the current reporting period and for the comparative period and has been excluded. For more information on the Merger, refer to Note 1 of these unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF
CHANGES IN SHAREHOLDERS’ EQUITY
($ in millions)

	Three Months Ended March 31,
	2019	2018
Ordinary shares
Beginning of the period	$0.1	$0.1
Ordinary shares canceled	(0.1)	—
New ordinary shares issued	0.6	—
End of the period	0.6	0.1
Preference shares
Beginning and end of the period	—	—
Non-controlling interest
Beginning of the period	3.7	2.7
Net change attributable to non-controlling interest for the period	(0.2)	0.2
End of the period	3.5	2.9
Additional paid-in capital
Beginning of the period	967.5	954.7
New ordinary shares issued	0.3	0.2
Share-based compensation	—	4.6
End of the period	967.8	959.5
Retained earnings
Beginning of the period	1,806.6	2,026.9
Net income for the period	10.6	30.8
Dividends on ordinary shares	—	(14.3)
Dividends on preference shares	(7.6)	(7.6)
Net change attributable to non-controlling interest for the period	0.2	(0.2)
Operating leases(1)	(2.4)	—
End of the period	1,807.4	2,035.6
Accumulated other comprehensive income:
Cumulative foreign currency translation adjustments, net of taxes:
Beginning of the period	(55.4)	(67.7)
Change for the period, net of income tax	(12.2)	(6.5)
End of the period	(67.6)	(74.2)
Gain on derivatives, net of taxes:
Beginning of the period	0.3	2.1
Net change from current period hedged transactions	1.6	0.7
End of the period	1.9	2.8
Unrealized appreciation on investments, net of taxes:
Beginning of the period	(66.8)	9.7
Change for the period, net of taxes	70.4	(77.4)
End of the period	3.6	(67.7)
Total accumulated other comprehensive (loss), net of taxes	(62.1)	(139.1)

Total shareholders’ equity	$2,717.2	$2,859.0

(1) The $2.4 million relates to the cumulative effect-adjustment to opening retained earnings as a result of the recognition of operating lease right-of-use assets and corresponding liabilities on the balance sheet following the adoption of ASU 2016-02. The adjustment has been applied using a modified retrospective approach.
See accompanying notes to unaudited condensed consolidated financial statements.

ASPEN INSURANCE HOLDINGS LIMITED
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows (used in) operating activities:
Net income	$10.6	$30.8
Proportion due to non-controlling interest	0.2	(0.2)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8.9	10.6
Share-based compensation	—	4.6
Realized and unrealized investment gains	(42.0)	(100.6)
Realized and unrealized investment losses	6.2	138.3
Deferred taxes	(0.2)	0.6
Change in fair value of loan notes issued by variable interest entities	1.5	(1.0)
Net realized and unrealized investment foreign exchange losses/(gains)	38.7	(1.7)
Net change from current period hedged transactions	1.6	0.7
Amortization of right-of-use operating lease assets	3.3	—
Interest on operating lease liabilities	1.2	—
Changes in:
Insurance reserves:
Losses and loss adjustment expenses	(132.0)	(91.8)
Unearned premiums	203.4	274.9
Reinsurance recoverables:
Unpaid losses	(43.9)	(90.4)
Ceded unearned premiums	(88.1)	(167.7)
Other receivables	(19.1)	42.8
Deferred policy acquisition costs	(39.3)	(25.5)
Reinsurance premiums payable	139.2	130.5
Funds withheld	(0.2)	(3.1)
Premiums receivable	(236.4)	(240.7)
Income tax payable	5.5	(3.6)
Accrued expenses and other payables	(38.0)	(10.4)
Fair value of derivatives and settlement of liabilities under derivatives	45.4	(7.9)
Long-term debt and loan notes issued by variable interest entities	—	(12.0)
Operating lease liabilities	(4.5)	—
Other assets	(1.5)	—
Net cash (used in) operating activities	$(179.5)	$(122.8)
See accompanying notes to unaudited condensed consolidated financial statements.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from investing activities:
(Purchases) of fixed income securities — Available for sale	$(263.6)	$(647.9)
(Purchases) of fixed income securities — Trading	(212.0)	(532.9)
Proceeds from sales and maturities of fixed income securities — Available for sale	538.9	388.5
Proceeds from sales and maturities of fixed income securities — Trading	218.3	507.4
(Purchases) of equity securities — Trading	—	(16.5)
Net (purchases) of catastrophe bonds — Trading	(1.5)	(1.5)
Proceeds from sales of equity securities — Trading	—	505.6
(Purchases) of short-term investments — Available for sale	(90.4)	(8.6)
Proceeds from sales of short-term investments — Available for sale	21.2	44.0
(Purchases) of short-term investments — Trading	(143.0)	(6.0)
Proceeds from sales of short-term investments — Trading	14.2	51.4
Net change in (payable)/receivable for securities sold	1.4	109.8
Net (purchases) of other investments	—	—
Net (purchases) of equipment	(3.6)	(8.0)
Net cash from investing activities	79.9	385.3

Cash flows (used in) financing activities:
Proceeds from the issuance of ordinary shares, net of issuance costs	0.9	0.2
Ordinary shares canceled	(0.1)	—
Repayment of long-term debt issued by Silverton	(0.2)	(45.8)
Dividends paid on ordinary shares	—	(14.3)
Dividends paid on preference shares	(7.6)	(7.6)
Cash paid for tax withholding purposes	(2.8)	(4.2)
Net cash (used in) financing activities	(9.8)	(71.7)

Effect of exchange rate movements on cash and cash equivalents	1.6	1.3

(Decrease)/increase in cash and cash equivalents	(107.8)	192.1
Cash and cash equivalents at beginning of period	1,083.7	1,054.8
Cash and cash equivalents at end of period	$975.9	$1,246.9

Supplemental disclosure of cash flow information:
Net cash (received) during the period for income tax	$(2.3)	$(0.8)
Cash paid during the period for interest	$5.5	$7.4

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
Business Combination. On February 15, 2019, the Company completed its previously announced merger with Highlands Merger Sub, Ltd. (“Merger Sub”), a wholly owned subsidiary of Highlands Holdings, Ltd. (“Parent”). Pursuant to the Agreement and Plan of Merger, dated as of August 27, 2018, by and among the Company, Parent and Merger Sub (the “Merger Agreement”), and the statutory merger agreement required in accordance with Section 105 of the Bermuda Companies Act 1981, as amended (the “Companies Act”), by and among the Company, Parent and Merger Sub, dated as of February 15, 2019, Merger Sub merged with and into the Company in accordance with the Companies Act (the “Merger”), with the Company continuing as the surviving company and as a wholly owned subsidiary of Parent. Parent, a Bermuda exempted company, is an affiliate of certain investments funds managed by affiliates of Apollo Global Management, LLC, a leading global investment manager (collectively with its subsidiaries, “Apollo”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than ordinary shares owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent, Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings.
Pursuant to the terms of the Merger Agreement, the memorandum of association and bye-laws of Merger Sub immediately prior to the effective time of the Merger became the memorandum of association and bye-laws, respectively, of the Company at the effective time of the Merger and will remain the memorandum of association (the “Altered Memorandum of Association”) and bye-laws, respectively, of the Company, until changed or amended as provided therein or pursuant to applicable law. The Company’s authorized share capital, as set out in the Altered Memorandum of Association, is $745,434 divided into 70,000,000 ordinary shares of par value $0.01 and 30,000,000 preference shares of par value 0.15144558¢. Immediately prior to the effective time of the Merger, Parent held 60,395,839 of ordinary shares of Merger Sub, par value $0.01. Pursuant to the terms of the Merger Agreement, each common share of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into and became one duly authorized, validly issued, fully paid and non-assessable ordinary share, par value of $0.01, of the Company, as the surviving company.
In connection with the consummation of the Merger, the Company’s ordinary shares ceased trading on the New York Stock Exchange (the “NYSE”) prior to the opening of trading on February 15, 2019. Each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) remained issued and outstanding following the Merger, listed on the NYSE and entitled to the same dividend and all other preferences, privileges, rights, qualifications, limitations and restrictions set forth in the applicable certificate of designation. For information on the treatment of the Company’s outstanding equity awards in connection with the Merger, refer to Note 14 of the unaudited condensed consolidated financial statements in this report.
Additional information about the Merger is set forth in the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 15, 2019 and the exhibits thereto, and on August 28, 2018 and the exhibits thereto, including the Merger Agreement, and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on November 6, 2018.

2.	Basis of Preparation
The accompanying unaudited condensed consolidated financial statements have been prepared on the basis of generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The unaudited condensed consolidated financial statements include the accounts of Aspen Holdings and its subsidiaries. All intercompany transactions and balances have been eliminated on consolidation.
The balance sheet as at December 31, 2018 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 contained in the Company’s Annual Report on Form 10-K filed with the SEC on February 13, 2019 (File No. 001-31909).
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
Accounting Pronouncements Adopted in 2019
On February 25, 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-2, “Leases (Topic 842)” which supersedes the leases requirements in Topic 840 and establishes the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. On July 30, 2018, the FASB issued ASU 2018-11, “Targeted Improvements (Topic 842)” which amended the transitional guidance of ASU 2016-2, “Leases (Topic 842)” and provided an alternative transition method to the existing modified retrospective method. In particular, the amendment allows entities to initially apply the new lease standard as at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2018-11 was effective for fiscal years beginning after December 15, 2018, aligned to the effective date and transition requirements of ASU 2016-2.
Following the adoption of ASU 2016-02 and ASU 2018-11, the Company recognized right-of-use operating leased assets of $91.2 million, consisting of leased office real estate and motor vehicles, and an operating lease liability of $93.6 million on the balance sheet as of January 1, 2019, and a cumulative effect adjustment of $2.4 million through opening retained earnings. The interest rate assumption applied in determining the present value of future cash flows of 5% was determined based on the Company’s weighted average incremental borrowing rate. During the quarter ended March 31, 2019, additional right-of-use operating leased assets and a corresponding operating lease liability of $3.1 million have been recognized on balance sheet for new or renewed lease agreements. An operating lease charge of $4.5 million was incurred during the quarter, consisting of an amortization charge of $3.3 million on right-of-use operating leases assets and a $1.2 million finance charge on the operating lease liability.

On March 5, 2019, the FASB issued ASU 2019-01, “Codification Improvements (Topic 842)” which amended lessor accounting guidance in ASC 842 and clarifies exemption from certain interim period transitional disclosure requirements. The amendments of this ASU are effective for fiscal years beginning after December 15, 2018. Adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.
On August 28, 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815)” enabling entities to better align their hedge accounting and risk management activities, while also simplifying the application of hedge accounting in certain situations. This ASU is effective for fiscal years beginning after 15 December, 2018 using a modified retrospective approach for cash flow and net investment hedge relationships that exist on the date of adoption. Adoption of this ASU did not have a material impact on the Company’s financial statements and disclosures.
On February 14, 2018, the FASB issued ASU 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220)” which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Adoption of this ASU did not have a material impact on the Company's financial statements and disclosures.

On June 20, 2018, the FASB issued ASU 2018-07, “Compensation - Stock Compensation (Topic 718)” which amends the scope of Topic 718 via improvements to non-employee share-based payment accounting. Amendments include allowing companies to account for share-based payment transactions with non-employees in the same way as share-based payment transactions with employees and includes elections that offer relief to non-public companies when measuring non-employee equity share options. This ASU is effective for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Adoption of this ASU did not have a material impact on the Company's financial statements and disclosures.
2019 Accounting Pronouncements Not Yet Adopted
Other accounting pronouncements issued during the three months ended March 31, 2019 were either not relevant to the Company or did not impact the Company’s consolidated financial statements.

3.	Reclassifications from Accumulated Other Comprehensive Income
The following tables set out the components of the Company’s accumulated other comprehensive income (“AOCI”) that are reclassified into the unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 and 2018:

	Amount Reclassified from AOCI
Details about the AOCI Components	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Affected Line Item in the Unaudited Condensed Consolidated Statement of Operations
	($ in millions)
Available for sale securities:
Realized gains on sale of securities	$3.0	$2.0	Realized and unrealized investment gains
Realized (losses) on sale of securities	(3.2)	(1.9)	Realized and unrealized investment losses
	(0.2)	0.1	Income from operations before income tax
Tax on net realized (losses) on securities	—	(0.1)	Income tax benefit/(expense)
	$(0.2)	$—	Net income
Realized derivatives:
Net realized gains on settled derivatives	$0.4	$1.7	General, administrative and corporate expenses
Tax on settled derivatives	(0.1)	(0.3)	Income tax benefit/(expense)
	$0.3	$1.4	Net income

Total reclassifications from AOCI to the statement of operations, net of income tax	$0.1	$1.4	Net income

4.	Dividends
Dividends. On May 1, 2019, the Company’s Board of Directors (the “Board of Directors”) declared the following quarterly dividends:

	Dividend	Payable on:	Record Date:
5.95% preference shares	$0.3719	July 1, 2019	June 15, 2019
5.625% preference shares	$0.3516	July 1, 2019	June 15, 2019

5.	Segment Reporting
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
Reinsurance Segment. The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. ACM forms part of our property catastrophe reinsurance line of business as it focuses primarily on property catastrophe business through the use of alternative capital. For a more detailed description of this business segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

Insurance Segment. The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this business segment, see Part I, Item 1 “Business — Business Segments — Insurance” in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.
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

The following tables provide a summary of gross and net written and earned premiums, underwriting results, ratios and reserves for each of the Company’s business segments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
	Reinsurance	Insurance	Total
	($ in millions)
Underwriting Revenues
Gross written premiums	$538.4	$475.4	$1,013.8
Net written premiums	395.6	222.0	617.6
Gross earned premiums	336.5	480.5	817.0
Net earned premiums	276.9	233.7	510.6
Underwriting Expenses
Losses and loss adjustment expenses	165.8	146.0	311.8
Amortization of deferred policy acquisition costs	62.6	25.6	88.2
General and administrative expenses	27.2	59.0	86.2
Underwriting income	$21.3	$3.1	24.4
Corporate expenses			(11.9)
Non-operating expenses (1)			(39.2)
Net investment income			51.5
Realized and unrealized investment gains			42.0
Realized and unrealized investment losses			(6.2)
Change in fair value of loan notes issued by variable interest entities			(1.5)
Change in fair value of derivatives			(53.3)
Interest expense on long term debt			(5.5)
Net realized and unrealized foreign exchange gains			5.1
Other income			1.7
Other expenses			(0.9)
Income before tax			$6.2

Net reserves for loss and loss adjustment expenses	$2,871.5	$2,005.9	$4,877.4
Ratios
Loss ratio	59.9%	62.5%	61.1%
Policy acquisition expense ratio	22.6	11.0	17.3
General and administrative expense ratio	9.8	25.2	26.9	(2)
Expense ratio	32.4	36.2	44.2
Combined ratio	92.3%	98.7%	105.3%

(1)
Non-operating expenses includes $6.1 million of expenses related to the Company’s operating effectiveness and efficiency program (the “Effectiveness and Efficiency Program”) and $29.8 million of fees related to or triggered by the Merger.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

	Three Months Ended March 31, 2018
	Reinsurance	Insurance	Total
	( $ in millions)
Underwriting Revenues
Gross written premiums	$623.5	$493.3	$1,116.8
Net written premiums	425.0	210.5	635.5
Gross earned premiums	375.0	467.6	842.6
Net earned premiums	282.5	251.0	533.5
Underwriting Expenses
Losses and loss adjustment expenses	166.9	143.3	310.2
Amortization of deferred policy acquisition costs	55.9	34.9	90.8
General and administrative expenses	31.6	63.6	95.2
Underwriting income	$28.1	$9.2	37.3
Corporate expenses			(13.7)
Non-operating expenses(1)			(12.1)
Net investment income			47.3
Realized and unrealized investment gains			100.6
Realized and unrealized investment losses			(138.3)
Change in fair value of loan notes issued by variable interest entities			1.0
Change in fair value of derivatives			23.5
Interest expense on long term debt			(7.4)
Net realized and unrealized foreign exchange (losses)			(4.7)
Other income			2.1
Other expenses			(1.2)
Income before tax			$34.4

Net reserves for loss and loss adjustment expenses	$2,823.6	$2,244.5	$5,068.1
Ratios
Loss ratio	59.1%	57.1%	58.1%
Policy acquisition expense ratio	19.8	13.9	17.0
General and administrative expense ratio	11.2	25.3	22.7	(2)
Expense ratio	31.0	39.2	39.7
Combined ratio	90.1%	96.3%	97.8%

(1)	Non-operating expenses includes $11.8 million of expenses related to the Company’s Effectiveness and Efficiency Program.

(2)	The general and administrative expense ratio in the “Total” column includes corporate and non-operating expenses.

6.     Investments
Statements of Operations and Other Comprehensive Income
Investment Income. The following table summarizes investment income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Fixed income securities — Available for sale	$34.3	$33.3
Fixed income securities — Trading	11.7	12.0
Short-term investments — Available for sale	0.8	0.2
Short-term investments — Trading	0.2	0.2
Fixed term deposits (included in cash and cash equivalents)	4.5	2.4
Equity securities — Trading	—	1.2
Catastrophe bonds — Trading	0.8	0.6
Other investments, at fair value	1.4	—
Total	$53.7	$49.9
Investment expenses	(2.2)	(2.6)
Net investment income	$51.5	$47.3

The following table summarizes the net realized and unrealized investment gains and losses recorded in the statement of operations and the change in unrealized gains and losses on investments recorded in other comprehensive income for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	($ in millions)
Available for sale:
Fixed income securities — gross realized gains	$3.0	$1.8
Fixed income securities — gross realized (losses)	(3.2)	(1.8)
Cash and cash equivalents — gross realized gains	—	0.2
Cash and cash equivalents — gross realized (losses)	—	(0.1)
Trading:
Fixed income securities — gross realized gains	2.3	1.6
Fixed income securities — gross realized (losses)	(2.8)	(7.0)
Short-term investments — gross realized (losses)	(0.1)	—
Cash and cash equivalents — gross realized gains	0.1	1.6
Equity securities — gross realized gains	—	94.5
Equity securities — gross realized (losses)	—	(20.3)
Catastrophe bonds — net unrealized gains	0.3	0.9
Net change in gross unrealized gains/(losses)	36.3	(108.8)
Investments — equity method:
Gross realized and unrealized (loss) in MVI	—	(0.1)
Gross realized and unrealized (loss) in Bene	(0.1)	(0.2)
Total net realized and unrealized investment gains/(losses) recorded in the statement of operations	$35.8	$(37.7)

Change in available for sale net unrealized gains/(losses):
Fixed income securities	75.6	(82.9)
Change in taxes	(5.2)	5.5
Total change in net unrealized gains/(losses), net of taxes, recorded in other comprehensive income	$70.4	$(77.4)

Balance Sheet
Fixed Income Securities and Short-Term Investments — Available For Sale. The following tables present the cost or amortized cost, gross unrealized gains and losses and estimated fair market value of available for sale investments in fixed income securities and short-term investments as at March 31, 2019 and December 31, 2018:

	As at March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,352.6	$14.6	$(8.0)	$1,359.2
U.S. agency	39.3	0.3	(0.1)	39.5
Municipal	46.5	1.9	(0.2)	48.2
Corporate	2,151.6	21.8	(10.8)	2,162.6
Non-U.S. government-backed corporate	98.1	0.4	(0.2)	98.3
Non-U.S. government	356.9	4.9	(0.2)	361.6
Asset-backed	16.2	—	(0.1)	16.1
Agency mortgage-backed	955.3	9.9	(10.2)	955.0
Total fixed income securities — Available for sale	5,016.5	53.8	(29.8)	5,040.5
Total short-term investments — Available for sale	160.7	0.2	—	160.9
Total	$5,177.2	$54.0	$(29.8)	$5,201.4

	As at December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$1,413.5	$6.8	$(16.1)	$1,404.2
U.S. agency	47.7	0.1	(0.4)	47.4
Municipal	46.7	1.3	(0.8)	47.2
Corporate	2,238.9	7.8	(40.5)	2,206.2
Non-U.S. government-backed corporate	93.2	0.2	(0.2)	93.2
Non-U.S. government	399.8	3.6	(0.8)	402.6
Asset-backed	17.4	—	(0.1)	17.3
Agency mortgage-backed	1,025.1	6.5	(19.0)	1,012.6
Total fixed income securities — Available for sale	5,282.3	26.3	(77.9)	5,230.7
Total short-term investments — Available for sale	105.6	—	—	105.6
Total	$5,387.9	$26.3	$(77.9)	$5,336.3

Fixed Income Securities, Short-Term Investments, Equities and Catastrophe Bonds — Trading. The following tables present the cost or amortized cost, gross unrealized gains and losses, and estimated fair market value of trading investments in fixed income securities, short-term investments, equity securities and catastrophe bonds as at March 31, 2019 and December 31, 2018:

	As at March 31, 2019
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$217.4	$1.6	$(0.2)	$218.8
Municipal	3.0	—	—	3.0
Corporate	754.9	12.4	(3.4)	763.9
Non-U.S. government	246.4	6.8	(0.7)	252.5
Asset-backed	2.3	—	—	2.3
Agency mortgage-backed	49.1	0.3	(0.6)	48.8
Total fixed income securities — Trading	1,273.1	21.1	(4.9)	1,289.3
Total short-term investments — Trading	81.0	—	—	81.0
Total catastrophe bonds — Trading	39.5	—	(1.4)	38.1
Total	$1,393.6	$21.1	$(6.3)	$1,408.4

	As at December 31, 2018
	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
	($ in millions)
U.S. government	$146.6	$1.6	$(0.5)	$147.7
Municipal	2.8	—	(0.1)	2.7
Corporate	734.2	2.6	(16.6)	720.2
Non-U.S. government	268.7	1.9	(5.2)	265.4
Asset-backed	2.4	—	—	2.4
Agency mortgage-backed	50.3	0.2	(1.1)	49.4
Total fixed income securities — Trading	1,205.0	6.3	(23.5)	1,187.8
Total short-term investments — Trading	9.5	—	—	9.5
Total catastrophe bonds — Trading	37.9	0.1	(1.8)	36.2
Total	$1,252.4	$6.4	$(25.3)	$1,233.5
The Company classifies the financial instruments presented in the tables above as held for trading as this most closely reflects the facts and circumstances of the investments held.
Catastrophe Bonds. The Company has invested in catastrophe bonds with a total value of $38.1 million as at March 31, 2019.  The bonds are either zero-coupon notes or receive quarterly interest payments based on variable interest rates with scheduled maturities ranging from 2019 to 2021. The redemption value of the bonds will adjust based on the occurrence or aggregate occurrence of a covered event, such as windstorms and earthquakes in the United States, Canada, the North Atlantic, South America, Europe, Japan or Australia.
Investments — Equity Method. In January 2015, the Company established, along with seven other insurance companies, a micro-insurance venture consortium and micro-insurance incubator (“MVI”) domiciled in Bermuda. The MVI is a social impact organization that provides micro-insurance products to assist global emerging consumers. The Company’s initial investment in the MVI was $0.8 million. The Company made an additional investment of $0.1 million in the twelve months ended December 31, 2017 and a further investment of $0.1 million in the twelve months ended December 31, 2018.

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
The table below shows the Company’s investments in the MVI, Bene, Digital Re and Crop Re for the three months ended March 31, 2019:

	For the Three Months Ended March 31, 2019
	MVI	Bene	Digital Re	Crop Re	Total
	($ in millions)
Opening undistributed value of investment	$0.5	$3.2	$0.9	$62.5	$67.1
Investment in the period	—	—	—	—	—
Realized/unrealized losses for the three months to March 31, 2019	—	(0.1)	—	—	(0.1)
Closing undistributed value of investment	$0.5	$3.1	$0.9	$62.5	$67.0

Other Investments. On December 20, 2017, the Company committed $100.0 million as a limited partner to a real estate fund. The investment objective of the fund is to achieve attractive risk-adjusted returns through the acquisition of income producing, high quality assets in gateway cities located in the U.S. and Canada in the office, retail, industrial and multifamily sectors of the real estate market. On May 1, 2018, the Company received a demand for an initial capital call of $86.2 million and paid the capital call on May 10, 2018. On September 19, 2018, the Company received a demand for the final capital call of $13.8 million and paid the capital on September 28, 2018. For further information, refer to Note 17 in these unaudited condensed consolidated financial statements.

Fixed Income Securities. The scheduled maturity distribution of available for sale fixed income securities as at March 31, 2019 and December 31, 2018 is set forth in the tables below. Actual maturities may differ from contractual maturities because issuers of securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	As at March 31, 2019
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$441.1	$440.7	AA-
Due after one year through five years	2,463.8	2,467.0	AA-
Due after five years through ten years	1,014.7	1,025.1	AA-
Due after ten years	125.4	136.6	AA-
Subtotal	4,045.0	4,069.4
Agency mortgage-backed	955.3	955.0	AA+
Asset-backed	16.2	16.1	AAA
Total fixed income securities — Available for sale	$5,016.5	$5,040.5

	As at December 31, 2018
	Amortized Cost or Cost	Fair Market Value	Average S&P Ratings by Maturity
	($ in millions)
Due one year or less	$464.3	$463.5	AA-
Due after one year through five years	2,605.7	2,582.0	AA-
Due after five years through ten years	1,047.9	1,028.3	AA-
Due after ten years	121.9	127.0	AA-
Subtotal	4,239.8	4,200.8
Agency mortgage-backed	1,025.1	1,012.6	AA+
Asset-backed	17.4	17.3	AAA
Total fixed income securities — Available for sale	$5,282.3	$5,230.7
Guaranteed Investments. The Company held no investments which were guaranteed by mono-line insurers, excluding those with explicit government guarantees as at March 31, 2019 and December 31, 2018. The Company’s exposure to other third-party guaranteed debt was primarily to investments backed by non-U.S. government guaranteed issuers.

Gross Unrealized Loss. The following tables summarize, by type of security, the aggregate fair value and gross unrealized loss by length of time the security has been in an unrealized loss position in the Company’s available for sale portfolio as at March 31, 2019 and December 31, 2018:

	As at March 31, 2019
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$90.9	$(0.2)	$645.1	$(7.8)	$736.0	$(8.0)	75
U.S. agency	1.4	—	14.8	(0.1)	16.2	(0.1)	7
Municipal	—	—	25.4	(0.2)	25.4	(0.2)	8
Corporate	27.8	(0.1)	966.9	(10.7)	994.7	(10.8)	380
Non-U.S. government-backed corporate	—	—	28.1	(0.2)	28.1	(0.2)	10
Non-U.S. government	5.7	—	53.2	(0.2)	58.9	(0.2)	35
Asset-backed	—	—	13.1	(0.1)	13.1	(0.1)	6
Agency mortgage-backed	28.5	(0.1)	496.6	(10.1)	525.1	(10.2)	197
Total fixed income securities — Available for sale	154.3	(0.4)	2,243.2	(29.4)	2,397.5	(29.8)	718
Total short-term investments — Available for sale	17.2	—	—	—	17.2	—	7
Total	$171.5	$(0.4)	$2,243.2	$(29.4)	$2,414.7	$(29.8)	725

	As at December 31, 2018
	0-12 months		Over 12 months		Total
	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Fair Market Value	Gross Unrealized Loss	Number of Securities
	($ in millions)
U.S. government	$180.2	$(0.7)	$740.6	$(15.4)	$920.8	$(16.1)	103
U.S. agency	13.5	(0.2)	18.4	(0.2)	31.9	(0.4)	12
Municipal	3.1	(0.1)	25.0	(0.7)	28.1	(0.8)	9
Corporate	999.1	(15.2)	762.2	(25.3)	1,761.3	(40.5)	667
Non-U.S. government-backed corporate	14.5	—	25.8	(0.2)	40.3	(0.2)	12
Non-U.S. government	64.0	(0.3)	91.0	(0.5)	155.0	(0.8)	57
Asset-backed	6.3	—	10.8	(0.1)	17.1	(0.1)	8
Agency mortgage-backed	245.7	(2.6)	447.3	(16.4)	693.0	(19.0)	253
Total fixed income securities — Available for sale	1,526.4	(19.1)	2,121.1	(58.8)	3,647.5	(77.9)	1,121
Total short-term investments — Available for sale	34.5	—	—	—	34.5	—	12
Total	$1,560.9	$(19.1)	$2,121.1	$(58.8)	$3,682.0	$(77.9)	1,133

Other-Than-Temporary Impairments. A security is potentially impaired when its fair value is below its amortized cost. The Company reviews its available for sale fixed income portfolios on an individual security basis for potential other-than-temporary impairment (“OTTI”) each quarter based on criteria including issuer-specific circumstances, credit ratings actions and general macro-economic conditions. The total OTTI charge for the three months ended March 31, 2019 was $Nil (March 31, 2018 —$Nil). For a more detailed description of accounting policies for OTTI, please refer to Note 2(c) of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.

7.	Variable Interest Entities
As at March 31, 2019, the Company had investments in two variable interest entities (“VIE”): Peregrine Reinsurance Ltd (“Peregrine”) and Silverton Re Ltd (“Silverton”).
Peregrine. In November 2016, the Company, registered Peregrine as a segregated accounts company under the Bermuda Segregated Accounts Companies Act 2000, as amended. As at March 31, 2019, Peregrine had four segregated accounts which were funded by a third party investor. The segregated accounts have not been consolidated as part of the Company’s consolidated financial statements. The Company has, however, determined that Peregrine has the characteristics of a VIE as addressed by the guidance in ASC 810, Consolidation. The Company concluded that it is not the primary beneficiary of the four segregated accounts of Peregrine but is the primary beneficiary of the Peregrine general fund and, similar to prior reporting periods, the Company has included the results of the Peregrine general fund in its consolidated financial statements. The Company’s exposure to Peregrine’s general fund is not material.
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
The following tables show the total liability balance of the Loan Notes for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31, 2019
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$4.6	$20.6	$25.2
Total change in fair value for the period	1.5	0.4	1.9
Total distributed in the period	(0.2)	(19.6)	(19.8)
Closing balance as at March 31, 2019	$5.9	$1.4	$7.3

Liability
Loan notes (long-term liabilities)	$—	$—	$—
Accrued expenses (current liabilities)	5.9	1.4	7.3
Total aggregate unpaid balance as at March 31, 2019	$5.9	$1.4	$7.3

	For the Three Months Ended March 31, 2018
	Third Party	Aspen Holdings	Total
	($ in millions)
Opening balance	$86.6	$20.6	$107.2
Total change in fair value for the period	(1.0)	(0.3)	(1.3)
Total distributed in the period	(45.8)	(10.7)	(56.5)
Closing balance as at March 31, 2018	$39.8	$9.6	$49.4

Liability
Loan notes (long-term liabilities)	$32.2	$7.7	$39.9
Accrued expenses (current liabilities)	7.6	1.9	9.5
Total aggregate unpaid balance as at March 31, 2018	$39.8	$9.6	$49.4

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

The following tables present the level within the fair value hierarchy at which the Company’s financial assets and liabilities are measured on a recurring basis as at March 31, 2019 and December 31, 2018:

	As at March 31, 2019
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,359.1	$—	$—	$1,359.1
U.S. agency	—	39.5	—	39.5
Municipal	—	48.2	—	48.2
Corporate	—	2,162.7	—	2,162.7
Non-U.S. government-backed corporate	—	98.3	—	98.3
Non-U.S. government	224.6	137.0	—	361.6
Asset-backed	—	16.1	—	16.1
Agency mortgage-backed	—	955.0	—	955.0
Total fixed income securities available for sale, at fair value	1,583.7	3,456.8	—	5,040.5
Short-term investments available for sale, at fair value	149.4	11.5	—	160.9
Held for trading financial assets, at fair value
U.S. government	218.8	—	—	218.8
Municipal	—	3.0	—	3.0
Corporate	—	763.9	—	763.9
Non-U.S. government	48.9	203.6	—	252.5
Asset-backed	—	2.3	—	2.3
Agency mortgage-backed	—	48.8	—	48.8
Total fixed income securities trading, at fair value	267.7	1,021.6	—	1,289.3
Short-term investments trading, at fair value	76.8	4.2	—	81.0
Catastrophe bonds trading, at fair value	—	38.1	—	38.1
Other investments (1)	—	—	—	104.0

Other financial assets and liabilities, at fair value
Derivatives at fair value — foreign exchange contracts	—	10.8	—	10.8
Liabilities under derivative contracts — foreign exchange contracts	—	(7.2)	—	(7.2)
Liabilities under derivative contracts — interest rate swaps	—	(49.5)	—	(49.5)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(5.9)	(5.9)
Total	$2,077.6	$4,486.3	$(5.9)	$6,662.0

(1)
Other investments represents our investment in a real estate fund and is measured at fair value using the net asset value per share practical expedient. As a result this has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets. The investment in the real estate fund is subject to restrictions as detailed in Note 17.

Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. There were no significant transfers between Level 1, Level 2 and Level 3 during the three months ended March 31, 2019.
The Company settled $0.2 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the three months ended March 31, 2019. As at March 31, 2019, there were no the assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

	As at December 31, 2018
	Level 1	Level 2	Level 3	Total
	($ in millions)
Available for sale financial assets, at fair value
U.S. government	$1,404.2	$—	$—	$1,404.2
U.S. agency	—	47.4	—	47.4
Municipal	—	47.2	—	47.2
Corporate	—	2,206.2	—	2,206.2
Non-U.S. government-backed corporate	—	93.2	—	93.2
Non-U.S. government	268.0	134.6	—	402.6
Asset-backed	—	17.3	—	17.3
Agency mortgage-backed	—	1,012.6	—	1,012.6
Total fixed income securities available for sale, at fair value	1,672.2	3,558.5	—	5,230.7
Short-term investments available for sale, at fair value	93.7	11.9	—	105.6
Held for trading financial assets, at fair value
U.S. government	147.7	—	—	147.7
Municipal	—	2.7	—	2.7
Corporate	—	720.2	—	720.2
Non-U.S. government	68.2	197.2	—	265.4
Asset-backed	—	2.4	—	2.4
Agency mortgage-backed	—	49.4	—	49.4
Total fixed income securities trading, at fair value	215.9	971.9	—	1,187.8
Short-term investments trading, at fair value	4.5	5.0	—	9.5
Catastrophe bonds trading, at fair value	—	36.2	—	36.2
Other investments (1)	—	—	—	102.5

Other financial assets and liabilities, at fair value
Derivatives at fair value – foreign exchange contracts	—	14.6	—	14.6
Liabilities under derivative contracts – foreign exchange contracts	—	(15.1)	—	(15.1)
Loan notes issued by variable interest entities, at fair value (included within accrued expenses and other payables)	—	—	(4.6)	(4.6)
Total	$1,986.3	$4,583.0	$(4.6)	$6,667.2

(1)
Other investments represents our investment in a real estate fund and is measured at fair value using the net asset value per share practical expedient. As a result this has not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the condensed consolidated balance sheets. The investment in the real estate fund is subject to restrictions as detailed in Note 17.

Transfers of assets into or out of a particular level are recorded at their fair values as of the end of each reporting period, consistent with the date of the determination of fair value. During the twelve months ended December 31, 2018, there were no transfers between Level 1, 2 and 3.
The Company settled $115.6 million of Level 3 liabilities in respect of the Loan Notes issued by Silverton for the twelve months ended December 31, 2018. As at December 31, 2018, there were no assets classified as Level 3 and the Company’s Level 3 liabilities consisted solely of the Loan Notes issued by Silverton.

The following table presents a reconciliation of the beginning and ending balances for all assets and liabilities measured at fair value on a recurring basis using Level 3 inputs for the three months ended March 31, 2019 and 2018:

Reconciliation of Liabilities Using Level 3 Inputs	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	($ in millions)
Balance at the beginning of the period	$4.6	$86.6
Distributed to third party	(0.2)	(45.8)
Total change in fair value included in the statement of operations	1.5	(1.0)
Balance at the end of the period (1)	$5.9	$39.8

(1)	The amount classified within accrued expenses and other payables was $5.9 million and $7.6 million as at March 31, 2019 and March 31, 2018, respectively.

Valuation of Fixed Income Securities. The Company’s fixed income securities are classified as either available for sale or trading and carried at fair value. As at March 31, 2019 and December 31, 2018, the Company’s fixed income securities were valued by pricing services, index providers or broker-dealers using standard market conventions. The market conventions utilize market quotations, market transactions in comparable instruments and various relationships between instruments including, but not limited to, yield to maturity, dollar prices and spread prices in determining value.
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

As at March 31, 2019 the Company obtained an average of 2.2 quotes per fixed income investment compared to 2.0 quotes as at December 31, 2018. Pricing sources used in pricing fixed income investments as at March 31, 2019 and December 31, 2018 were as follows:

	As at March 31, 2019	As at December 31, 2018
Index providers	84%	84%
Pricing services	14	13
Broker-dealers	2	3
Total	100%	100%
Summary Pricing Information Table. A summary of securities priced using pricing information from index providers as at March 31, 2019 and December 31, 2018 is provided below:

	As at March 31, 2019		As at December 31, 2018
	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type	Fair Market Value Determined using Prices from Index Providers	% of Total Fair Value by Security Type
	($ in millions, except for percentages)
U.S. government	$1,577.9	100%	$1,551.9	100%
U.S. agency	38.3	97%	45.7	96%
Municipal	15.5	30%	14.7	30%
Corporate	2,755.9	94%	2,775.7	95%
Non-U.S. government-backed corporate	44.1	45%	43.3	47%
Non-U.S. government	368.2	60%	366.1	56%
Asset-backed	7.8	42%	7.7	39%
Agency mortgage-backed	532.2	53%	567.5	53%
Total fixed income securities	$5,339.9	84%	$5,372.6	84%
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
Interest Rate Swaps. The interest rate swaps which the Company uses to mitigate interest risk are characterized as OTC and are valued by the counterparty using quantitative models with multiple market inputs. The market inputs, such as interest rates and yield curves, are observable and the valuation can be compared for reasonableness with third-party pricing services. Consequently, these instruments are classified as Level 2.
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
To determine the fair value of the Loan Notes the Company runs an internal model which considers the seasonality of the risk assumed under the retrocessional agreement between Aspen Bermuda or a combination of Aspen Bermuda and Aspen U.K., as ceding reinsurers, and Silverton. The seasonality used in the model is initially determined by applying the percentage of property catastrophe losses planned by the Company’s actuaries to the estimated written premium to determine earned premium for each quarter. The inputs to the internal model are based on Company specific data due to the lack of observable market inputs. Reserves for losses are the most significant unobservable input. An increase in reserves for losses would normally result in a decrease in the fair value of the Loan Notes while a decrease in reserves would normally result in an increase in the fair value of the Loan Notes. The observable and unobservable inputs used to determine the fair value of the Loan Notes as at March 31, 2019 and December 31, 2018 are presented in the tables below:

As at March 31, 2019	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$5.9	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0

As at December 31, 2018	Fair Value Level 3		Valuation Method	Observable (O) and Unobservable (U) inputs	Low	High
	($ in millions)				($ in millions)
Loan Notes	$4.6	(1)	Internal Valuation Model	Gross premiums written (O)	$50.1	$61.1
				Reserve for losses (U)	$4.2	$61.9
				Contract period (O)	N/A	365 days
				Initial value of issuance (O)	$325.0	$325.0
(1) The amounts classified within accrued expenses and other payables were $5.9 million and $4.6 million as at March 31, 2019 and December 31, 2018, respectively.
The observable and unobservable inputs represent the potential variation around the inputs used in the internal model. The contract period is defined in the respective Loan Notes agreements and the initial value represents the funds received from third parties. For further information regarding Silverton, refer to Note 7 of these unaudited condensed consolidated financial statements.

9.     Reinsurance
The Company purchases retrocession and reinsurance to limit and diversify the Company’s risk exposure and increase its own reinsurance and insurance underwriting capacity. These agreements provide for recovery of a portion of losses and loss adjustment expenses from reinsurers. As is the case with most reinsurance contracts, the Company remains liable to the extent that reinsurers do not meet their obligations under these agreements and therefore, in line with its risk management objectives, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. The total amount recoverable by the Company from reinsurers as at March 31, 2019 was $2,122.9 million (December 31, 2018 — $2,077.6 million) of which $1,642.0 million was uncollateralized (December 31, 2018 — $1,497.8 million). As at March 31, 2019 16.1% (December 31, 2018 — 15.7%) of the Company’s uncollateralized reinsurance recoverables were with Munich Re which is rated A+ by A.M Best and AA- by S&P, 9.5% (December 31, 2018 — 10.2%) with Lloyd’s Syndicates which are rated A by A.M Best and A+ by S&P and 10.0% (December 31, 2018 — 10.2%) with Everest Re which is rated A+ by A.M Best and A+ by S&P. These are the Company’s largest exposures to individual reinsurers. The Company has made no provision for doubtful debts from any of its reinsurers as at March 31, 2019.

10.	Derivative Contracts
The following tables summarize information on the location and amounts of derivative fair values on the consolidated balance sheet as at March 31, 2019 and December 31, 2018:

		As at March 31, 2019			As at December 31, 2018
Derivatives Not Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value		Notional Amount	Fair Value
		($ in millions)			($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$667.6	$8.9		$496.5	$14.6
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$606.5	$(7.2)	(1)	$760.8	$(13.9)
Interest Rate Swaps	Liabilities under Derivative Contracts	$3,318.0	$(49.5)	(2)	$—	$—

(1)	Net of $2.3 million cash collateral (December 31, 2018 — $2.3 million).

(2)	Initial and variation margin of $109.1 million has been posted (December 31, 2018 — $Nil).

		As at March 31, 2019		As at December 31, 2018
Derivatives Designated as Hedging Instruments Under ASC 815	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
		($ in millions)		($ in millions)
Foreign Exchange Contracts	Derivatives at Fair Value	$70.8	$1.9	$—	$—
Foreign Exchange Contracts	Liabilities under Derivative Contracts	$—	$—	$94.3	$(1.2)

The following table provides the unrealized and realized gains recorded in the statements of operations and other comprehensive income for derivatives that are not designated or designated as hedging instruments under ASC 815 - “Derivatives and Hedging” for the three months ended March 31, 2019 and 2018.

		Amount of Gain Recognized on Derivatives
		Three Months Ended
	Location of Gain Recognized on Derivatives	March 31, 2019	March 31, 2018
Derivatives not designated as hedges		($ in millions)
Foreign Exchange Contracts	Change in Fair Value of Derivatives	(3.1)	23.5
Interest Rate Swaps	Change in Fair Value of Derivatives	(50.2)	—

Derivatives designated as hedges
Foreign Exchange Contracts	General, administrative and corporate expenses	0.4	1.7
Foreign Exchange Contracts	Net change from current period hedged transactions	1.7	0.9

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
As at March 31, 2019, the Company held foreign exchange contracts that were not designated as hedging under ASC 815 with an aggregate notional value of $1,274.1 million (December 31, 2018 — $1,257.3 million). The foreign exchange contracts are recorded as derivatives at fair value with changes recorded as a change in fair value of derivatives in the statement of operations. For the three months ended March 31, 2019, the impact of foreign exchange contracts on net income was a loss of $3.1 million (March 31, 2018 — gain of $23.5 million).
As at March 31, 2019, the Company held foreign exchange contracts that were designated as hedging under ASC 815 with an aggregate nominal amount of $70.8 million (December 31, 2018 — $94.3 million). The foreign exchange contracts are recorded as derivatives at fair value in the balance sheet with the change in fair value recorded in other comprehensive income. The movement in other comprehensive income for the three months ended March 31, 2019 was a net unrealized gain of $1.7 million (March 31, 2018 — gain of $0.9 million).
As the foreign exchange contracts settle, the realized gain or loss is reclassified from other comprehensive income into general, administration and corporate expenses of the statement of operations and other comprehensive income. For the three months ended March 31, 2019, the amount recognized within general, administrative and corporate expenses for settled foreign exchange contracts was a realized gain of $0.4 million (March 31, 2018 — gain of $1.7 million).
Interest Rate Swaps. During the three months ended March 31, 2019, the Company entered into fixed for floating interest rate swaps with a total notional amount of $3,318.0 million due to mature between January 18, 2021 and January 18, 2034. The interest rate swaps are used in the ordinary course of the Company’s investments activities to partially mitigate the negative impact of rises in interest rates on the market value of the Company’s fixed income portfolio. For the three months ended March 31, 2019, there was a loss of $50.2 million (March 31, 2018 — gain of $Nil).
As at March 31, 2019, initial and variation margin with a fair value of $109.1 million was posted to a Futures Commission Merchant to support the current valuation of the interest rate swaps (December 31, 2018 — $Nil). As at March 31, 2019, no non-cash collateral was transferred to the Company by its counterparties (December 31, 2018 — $Nil). Transfers of margin are recorded on the consolidated balance sheet within Derivatives at Fair Value, while transfers in respect of non-cash collateral are disclosed but not recorded. As at March 31, 2019, no amount was recorded in the consolidated balance sheet for the pledged assets.
11.     Deferred Policy Acquisition Costs
The following table represents a reconciliation of beginning and ending deferred policy acquisition costs for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	($ in millions)
Balance at the beginning of the period	$248.5	$294.3
Acquisition costs deferred	128.1	116.4
Amortization of deferred policy acquisition costs	(88.2)	(90.8)
Balance at the end of the period	$288.4	$319.9

12.	Reserves for Losses and Loss Adjustment Expenses
The following table represents a reconciliation of beginning and ending consolidated loss and loss adjustment expenses (“LAE”) reserves for the three months ended March 31, 2019 and 2018 and the twelve months ended December 31, 2018:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	Twelve Months Ended December 31, 2018
	($ in millions)
Provision for losses and LAE at the start of the year	$7,074.2	$6,749.5	$6,749.5
Less reinsurance recoverable	(2,077.6)	(1,515.2)	(1,515.2)
Net loss and LAE at the start of the year	4,996.6	5,234.3	5,234.3

Provision for losses and LAE for claims incurred:
Current year	304.2	347.9	1,684.1
Prior years	7.6	(37.7)	(111.1)
Total incurred	311.8	310.2	1,573.0
Losses and LAE payments for claims incurred:
Current year	(7.1)	(7.4)	(285.7)
Prior years	(474.8)	(483.7)	(1,441.0)
Total paid	(481.9)	(491.1)	(1,726.7)

Foreign exchange losses/(gains)	50.9	14.7	(84.0)

Net losses and LAE reserves at period end	4,877.4	5,068.1	4,996.6
Plus reinsurance recoverable on unpaid losses at period end	2,122.9	1,611.3	2,077.6
Provision for losses and LAE at the end of the relevant period	$7,000.3	$6,679.4	$7,074.2
For the three months ended March 31, 2019, there was an increase of $7.6 million in the Company’s estimate of the ultimate claims to be paid in respect of prior accident years compared to a reduction of $37.7 million for the three months ended March 31, 2018. For additional information on the reserve releases, please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses”.

13.	Capital Structure
The following table provides a summary of the Company’s authorized and issued share capital as at March 31, 2019 and December 31, 2018:

	As at March 31, 2019		As at December 31, 2018
	Number	$ in Thousands	Number	$ in Thousands
Authorized share capital:
Ordinary Shares $0.01 per share (2018: 0.15144558¢ per share)	70,000,000	700	969,629,030	1,469
Non-Voting Shares 0.15144558¢ per share	—	—	6,787,880	10
Preference Shares 0.15144558¢ per share	30,000,000	45	100,000,000	152
Total authorized share capital		745		1,631
Issued share capital:
Issued ordinary shares of $0.01 per share (2018: 0.15144558¢ per share)	60,395,839	604	59,743,156	90
Issued 5.95% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	11,000,000	17	11,000,000	17
Issued 5.625% preference shares of 0.15144558¢ each with a liquidation preference of $25 per share	10,000,000	15	10,000,000	15
Total issued share capital		636		122

Additional paid-in capital as at March 31, 2019 was $967.8 million (December 31, 2018 — $967.5 million). Additional paid-in capital includes the aggregate liquidation preferences of the Company’s preference shares of $525.0 million (December 31, 2018 — $525.0 million) less issue costs of $13.1 million (December 31, 2018 — $13.1 million).
Ordinary Shares. The following table summarizes transactions in the Company’s ordinary shares during the three months ended March 31, 2019:

Number of Ordinary Shares
Ordinary shares of 0.015144558c per share
Ordinary shares in issue as at December 31, 2018	59,743,156
Ordinary shares issued to employees under the 2013 share incentive plan and/or 2008 share purchase plan	144,269
Ordinary shares issued to non-employee directors	6,993
Ordinary shares canceled	(59,894,418)
Total ordinary shares of 0.015144558c per share in issue	—

Ordinary shares of $0.01 per share
New ordinary shares issued of $0.01 per share	60,395,839
Ordinary shares in issue as at March 31, 2019	60,395,839
Authorized and Issued Ordinary Shares. The Company did not acquire any ordinary shares for the three months ended March 31, 2019. Pursuant to the Merger Agreement, however, at the effective time of the Merger, each ordinary share of the Company issued and outstanding immediately prior to such time (other than ordinary shares owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent, Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings. The Company’s ordinary shares ceased trading on the New York Stock Exchange (the “NYSE”) prior to the opening of trading on February 15, 2019.
Pursuant to the terms of the Merger Agreement, the memorandum of association and bye-laws of Merger Sub immediately prior to the effective time of the Merger became the memorandum of association and bye-laws, respectively, of the Company at the effective time of the Merger and will remain the memorandum of association (the “Altered Memorandum of Association”) and bye-laws, respectively, of the Company, until changed or amended as provided therein or pursuant to applicable law. The Company’s authorized share capital, as set out in the Altered Memorandum of Association, is $745,434 divided into 70,000,000 ordinary shares of par value $0.01 and 30,000,000 preference shares of par value 0.15144558¢. Immediately prior to the effective time of the Merger, Parent held 60,395,839 of ordinary shares of Merger Sub, par value $0.01. Pursuant to the terms of the Merger Agreement, each common share of Merger Sub issued and outstanding immediately prior to the effective time of the Merger was canceled and converted into and became one duly authorized, validly issued, fully paid and non-assessable ordinary share, par value of $0.01, of the Company, as the surviving company.
Preference Share Issuance. The Company did not issue any preference shares during the three months ended March 31, 2019 or March 31, 2018.

14.	Share-Based Payments
The Company had previously issued options and other equity incentives under the 2003 Share Incentive Plan, the 2013 Share Incentive Plan, the 2016 Stock Incentive Plan for Non-Employee Directors, the Amended 2006 Stock Option Plan, the 2008 Employee Share Purchase Plan and the Amended 2008 Sharesave Scheme. When options were exercised or other equity awards (excluding phantom shares) vested, new ordinary shares were issued as the Company did not hold treasury shares. Phantom shares were settled in cash in lieu of ordinary shares upon vesting. Immediately prior to the Merger, the Company took all actions necessary to enable and require existing participants in the ESPP to utilize their accumulated payroll deductions to purchase newly issued ordinary shares in accordance with the terms of the ESPP and, immediately after such purchases were completed, the Company terminated the ESPP.

In accordance with the Merger Agreement, at the effective time of the Merger each issued and outstanding ordinary share of the Company (other than any ordinary shares that were owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent, Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings (the “Merger Consideration”). In addition, at the effective time of the Merger, all outstanding restricted share units and phantom shares, in each case, that were subject to performance-based vesting requirements, to the extent not vested, vested in full (with respect to any performance period that had been completed, determined based on actual level of performance achieved, and, with respect to any performance period that had not been completed, determined based on achievement of performance-based vesting requirements at target payout levels) and were cashed out based on the per share Merger Consideration. All other outstanding restricted share unit awards, to the extent not vested, vested in full and were cashed out based on the per share Merger Consideration plus a cash amount for any accrued but unpaid dividends in respect of such awards prior to the Effective Time. As a result, the total unrecognized share-based compensation expense related to the unvested awards was expensed and no share-based awards remain outstanding at March 31, 2019.
For the three months ended March 31, 2019, the Company’s total share-based compensation expense was $21.6 million, which primarily related to the vesting of the share-based awards at the effective time of the Merger. Under the terms of the Merger Agreement, the settlement of these previously unvested share-based compensation awards totaling $21.6 million was funded by Parent.

15.	Intangible Assets and Goodwill
The following tables provide a summary of the Company’s intangible assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019				Three Months Ended March 31, 2018
	Beginning of the Period	Additions	Amortization	End of the Period	Beginning of the Period	Additions	Amortization	End of the Period
	($ in millions)				($ in millions)
Intangible Assets
Trademarks	$2.5	$—	$(0.1)	$2.4	$2.9	$—	$(0.1)	$2.8
Insurance Licenses	16.7	—	—	16.7	16.7	—	—	16.7
Agency Relationships	1.8	—	(0.1)	1.7	2.3	—	(0.1)	2.2
Non-compete Agreements	0.4	—	(0.1)	0.3	0.7	—	(0.1)	0.6
Goodwill	3.9	—	—	3.9	3.9	—	—	3.9
Renewal Rights	1.0	—	(0.1)	0.9	1.4	—	(0.1)	1.3
Total	$26.3	$—	$(0.4)	$25.9	$27.9	$—	$(0.4)	$27.5

Crop Re and AgriLogic
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
Goodwill. The Company valued the goodwill at $2.1 million. The goodwill is deemed to have an indefinite useful life and is assessed for impairment annually.
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
License to use the “Aspen” Trademark. On April 5, 2005, the Company entered into an agreement with Aspen (Actuaries and Pension Consultants) Plc to acquire the right to use the Aspen trademark in the United Kingdom. The consideration paid was approximately $1.6 million. As at March 31, 2019, the value of the license to use the Aspen trademark was $1.6 million (December 31, 2018 — $1.6 million). The trademark has an indefinite useful life and is tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Insurance Licenses. The total value of the Company’s licenses as at March 31, 2019 was $16.6 million (December 31, 2018 — $16.6 million). This includes $10.0 million of acquired licenses held by AAIC, $4.5 million of acquired licenses held by Aspen Specialty and $2.1 million of acquired licenses held by Aspen U.K. The insurance licenses are considered to have an indefinite life and are not amortized. The licenses are tested for impairment annually or when events or changes in circumstances indicate that the asset might be impaired.
Goodwill. On January 1, 2017, the Company purchased through its wholly-owned subsidiary, Aspen U.S. Holdings, a 49% share of Digital Re. The Company valued the goodwill at $1.8 million. The goodwill is deemed to have an indefinite useful life and will be assessed for impairment annually.

16.	Operating Leases

As at March 31, 2019, the Company has recognized Right-of-use operating lease assets of $91.4 million and operating lease liabilities of $93.9 million. Right-of-use operating lease assets comprise primarily of leased office real estate globally and other assets. For all office real estate leases, rent incentives, including reduced-rent and rent free periods and contractually agreed rent increases during the lease term, have been included when determining the present value of future cash flows. The Company believe that our office space is sufficient for us to conduct our operating for the foreseeable future in these locations.
The Company has no lease transactions between related parties.
Comparatives have not been presented due to 2019 being the first year of adoption of ASU 2016-2, “Leases (Topic 842)”.
Operating lease charge. The following table summarizes the operating lease charge for the three months ended March 31, 2019:

For the Three Months Ended
March 31, 2019
($ in millions)
Amortization charge on Right-of-use operating leased assets	$3.3
Interest on operating lease liabilities	$1.2
Operating lease charge	$4.5

Lease Liabilities. The following table summarizes the maturity of lease liabilities under non-cancellable leases as of March 31, 2019:

March 31, 2019
($ in millions)
Operating leases - maturities
2019	$12.9
2020	$14.2
2021	$11.8
2022	$9.4
2023	$8.9
Later years	$64.5
Total minimum lease payments	$121.7
Less imputed interest	$(27.8)
Total lease liabilities	$93.9

Other lease information. The following table summarizes the cash flows on operating leases for the three months ended March 31, 2019 and other supplemental information:

For the Three Months Ended
March 31, 2019
($ in millions)
Cash paid for amounts included in the measurement of lease liabilities
- Operating cash outflow from operating leases	$(4.5)

Right-of-use assets obtained in exchange for lease obligations
- Operating leases	$3.1

Reduction to Right-of-use assets resulting from reductions to lease obligations
- Operating leases	$1.2

Weighted Averages
- Operating leases, remaining lease terms (years)	10.5
- Operating leases, average discount rate	5.0%

17.	Commitments and Contingent Liabilities

(a)	Restricted assets
The Company is obliged by the terms of its contractual obligations to specific policyholders and by obligations to certain regulatory authorities to facilitate issue of letters of credit or maintain certain balances in deposits and trust funds for the benefit of policyholders. The following table details the forms and value of the Company’s restricted assets as at March 31, 2019 and December 31, 2018:

	As at March 31, 2019	As at December 31, 2018
	($ in millions, except percentages)
Regulatory trusts and deposits:
Affiliated transactions	$922.5	$1,033.9
Third party	2,745.7	2,511.7
Letters of credit / guarantees (1)	792.4	771.1
Investment commitment — real estate fund	—	—
Other investments — real estate fund	104.0	102.5
Total restricted assets	$4,564.6	$4,419.2
Total as percent of investable assets(2)	58.5%	56.4%

(1)	As at March 31, 2019, the Company had pledged funds in the amount of $792.4 million (December 31, 2018 — $771.1 million) as collateral for the secured letters of credit.

(2)	Investable assets comprise total investments, cash and cash equivalents, accrued interest, receivables for securities sold and payables for securities purchased.

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
Funds at Lloyd’s. AUL operates at Lloyd’s as the corporate member for Syndicate 4711. Lloyd’s determines Syndicate 4711’s required regulatory capital principally through the syndicate’s annual business plan. Such capital, called Funds at Lloyd’s, consists of investable assets as at March 31, 2019 in the amount of $516.2 million (December 31, 2018 — $503.2 million).
The amounts provided as Funds at Lloyd’s are drawn upon and become a liability of the Company in the event Syndicate 4711 declares a loss at a level that cannot be funded from other resources, or if Syndicate 4711 requires funds to cover a short term liquidity gap. The amount which the Company provides as Funds at Lloyd’s is not available for distribution to the Company for the payment of dividends. Aspen Managing Agency Limited, the managing agent to Syndicate 4711, is also required by Lloyd’s to maintain a minimum level of capital which as at March 31, 2019 was £0.4 million (December 31, 2018 — £0.4 million). This is not available for distribution by the Company for the payment of dividends.
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
As at March 31, 2019, no borrowings were outstanding under the Credit Agreement. The fees and interest rates on the loans and the fees on the letters of credit payable by the Borrowers under the Credit Agreement are based upon the credit ratings for the Company’s long-term unsecured senior debt by S&P and Moody’s. In addition, the fees for a letter of credit vary based upon whether the applicable Borrower has provided collateral (in the form of cash or qualifying debt securities) to secure its reimbursement obligations with respect to such letter of credit.
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
On August 28, 2018, the Borrowers entered into a Waiver to Credit Agreement with various lenders and Barclays Bank plc, as administrative agent, under which the lenders thereunder waived any Default or Event of Default (as each term is defined in the Credit Agreement) that would result from any Change of Control (as such term is defined in the Credit Agreement) caused by the Merger.
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

The terms of a pledge agreement between Aspen Bermuda and Citi Europe (pursuant to an assignment agreement dated October 11, 2006) dated January 17, 2006, as amended, were also amended on June 30, 2014 to change the types of securities or other assets that are acceptable as collateral under the New LOC Facility. All other agreements relating to Aspen Bermuda’s LOC Facility, which now apply to the LOC Facility with Citi Europe, as previously filed with the SEC, remain in full force and effect. As at March 31, 2019, we had $466.4 million of outstanding collateralized letters of credit under the LOC Facility (December 31, 2018 — $444.2 million under the LOC Facility).
On February 11, 2019, Aspen Holdings (acting as guarantor of Aspen European Holdings Limited (“Aspen European”)) and Aspen European entered into a letter of credit facility agreement with National Australia Bank Limited, London Branch, for the purpose of obtaining a letter of credit in favor of Aspen U.K. for a sum not to exceed $100 million. In the event Aspen U.K. demands payment of cash funds under this facility, Aspen Holdings as guarantor would be required to repay the letter of credit. A letter of credit was issued in favor of Aspen U.K. for a sum of $100 million which expires on February 11, 2023.

(b)	Contingent liabilities
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
As at March 31, 2019 and December 31, 2018, based on available information, it was the opinion of the Company’s management that the probability of the ultimate resolution of pending or threatened litigation or arbitrations having a material effect on the Company’s financial condition, results of operations or liquidity would be remote.

18.	Related Party Transactions
In the normal course of the Company’s underwriting activities, the Company has entered into insurance and reinsurance agreements with companies affiliated with the Company.
As noted above, Parent, an affiliate of certain investment funds managed by affiliates of Apollo, owns all of the Company’s ordinary shares. Additionally, certain employees of Apollo and its affiliates serve on the Board.
As previously disclosed, the Company entered into a Management Consulting Agreement, dated March 28, 2019 (the “Management Consulting Agreement”), with Apollo Management Holdings, L.P. (“AMH”). Pursuant to the Management Consulting Agreement, AMH will provide the Company and its subsidiaries with management consulting and advisory services related to the business and affairs of the Company and its subsidiaries and the Company will pay to AMH in consideration for its services under the Management Consulting Agreement an annual management consulting fee equal to the greater of (i) 1% of the consolidated net income of the Company and its subsidiaries for the applicable fiscal year, and (ii) $5 million.
The Management Consulting Agreement is effective February 15, 2019 (the “Commencement Date”) and has an initial term of eight years from the Commencement Date. The Management Consulting Agreement will be automatically extended for an additional 12-month term on each of the eight-year and nine-year anniversary of the Commencement Date absent contrary notice by either party given not less than 30 days prior to such anniversary date. The Management Consulting Agreement will be automatically terminated on the occurrence of the consummation of any transaction or series of transactions, whether or not related, as a result of which New Holders (as defined in the Management Consulting Agreement) become the beneficial owner, directly or indirectly, of more than ninety percent of the ordinary shares or other common equity and voting securities of the Company and its subsidiaries.

19.	Subsequent Events

On April 5, 2019, the Company decided not to establish a new insurance subsidiary in Dublin, Ireland to service the needs of its insurance customers in the European Economic Area post-Brexit and therefore withdrew its application to the Central Bank of Ireland to establish a new insurance subsidiary in Dublin as previously announced. The Company intends to service customer needs through Lloyd’s of London’s Brussels Subsidiary and the Company’s other bespoke arrangements. Depending on political agreements as part of Brexit negotiations regarding Solvency II equivalence for the United Kingdom, the Company believes that its insurance business will be largely unaffected by Brexit.

In April 2019, following the completion of the Merger, Apollo Asset Management Europe PC LLP (“AAME”) was engaged as the investment manager for certain of our subsidiaries in Bermuda and the U.S. to provide centralized asset management investment advisory and risk services for the portfolio of investments of such subsidiaries pursuant to the investment management agreements (“IMAs”) that have been entered into with AAME. AAME is registered in England and Wales and is authorized and regulated by the Financial Conduct Authority in the United Kingdom under the Financial Services and Markets Act 2000 and the rules promulgated thereunder for the primary purpose of providing a centralized asset management and risk function to European clients in the financial services and insurance sectors. Pursuant to the IMAs, AAME may engage sub-advisors or delegates to provide certain of the investment advisory and management services to our subsidiaries. In this regard, AAME is able to leverage its relationships with other Apollo-affiliated investment advisors in a sub-advisory capacity, pursuant to which AAME has mandated its affiliates, Apollo Management International LLP (“AMI”) and Apollo Capital Management L.P. (“AMC”), to invest in asset classes in which they have investment expertise and sourcing capabilities, such as middle market loans, commercial mortgage loans, structured products and short term secured investments.

Under each of the IMAs, AAME will be paid an annual investment management fee (the “Management Fee”) which will be based on a cost-plus structure. The “cost” is comprised of the direct and indirect fees, costs, expenses and other liabilities arising in or otherwise connected with the services provided under the IMAs. The “plus” component will be a mark-up in an amount of up to 25% determined based on an applicable transfer pricing study. The Management Fee will be subject to certain maximum threshold levels, including an annual fee cap of 15 bps of the total amount of investable assets. Affiliated sub-advisors, including AMI and AMC, will also earn additional fees for sub-advisory services rendered. For a more detailed description of these arrangements, refer to Item 13 “Certain Relationships and Related Transactions, and Director Independence” included in the Company’s Amended Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC.

See “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” included in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2019 and 2018. This discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this report and the audited consolidated financial statements and related notes for the fiscal year ended December 31, 2018, as well as the discussions of critical accounting policies, contained in our Audited Consolidated Financial Statements in our 2018 Annual Report on Form 10-K filed with the SEC.
Some of the information contained in this discussion and analysis or set forth elsewhere in this report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. Please see the section captioned “Cautionary Statement Regarding Forward-Looking Statements” in this report and the “Risk Factors” in this report and in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 for more information on factors that could cause actual results to differ materially from the results described in, or implied by, any forward-looking statements contained in this discussion and analysis.
Overview
Key results for the three months ended March 31, 2019 include:

•
Gross written premiums of $1,013.8 million for the first quarter of 2019, a decrease of 9.2% from the first quarter of 2018. Gross written premiums in reinsurance decreased by 13.6% due to reductions in property catastrophe reinsurance, specialty reinsurance and casualty reinsurance. Gross written premiums in insurance decreased by 3.6% mainly due to reductions in property and casualty insurance lines, and marine, aviation and energy insurance lines;

•
There were $12.5 million or 2.4 combined ratio points, of catastrophe losses, net of reinsurance recoveries and reinstatement premiums, in the first quarter of 2019 compared with $24.2 million, or 4.5 combined ratio points, of pre-tax catastrophe losses net of reinsurance recoveries and reinstatement premiums in the first quarter of 2018;

•
Net unfavorable development on prior year loss reserves of $7.6 million for the first quarter of 2019 had an impact of 1.5 percentage points on the combined ratio, compared with a net favorable development on prior year loss reserves of $37.7 million in the first quarter of 2018, which had a favorable impact of 7.1 percentage points on the combined ratio;

•	Combined ratio of 105.3% for the first quarter of 2019 compared with 97.8% for the first quarter of 2018;

•	Realized and unrealized foreign exchange gains of $5.1 million for the first quarter of 2019 compared with losses of $4.7 million in the first quarter of 2018;

•
A loss of $3.1 million in the first quarter of 2019 compared with a gain of $23.5 million in the first quarter of 2018 in respect of foreign exchange contracts not designated as hedging instruments primarily due to changes in exchange rates between the U.S. Dollar and the Euro and British Pound;

•	A loss of $50.2 million in respect of fixed for floating interest rate swaps entered into in the first quarter of 2019;

•
Realized and unrealized investment gains of $35.8 million for the first quarter of 2019 compared with losses of $37.7 million in the first quarter of 2018 due to mark to market changes in the valuation of our fixed income trading portfolios;

•	A tax benefit of $4.4 million in the first quarter of 2019 compared with a charge of $3.6 million in the first quarter of 2018; and

•
Annualized net income on average ordinary shareholders’ equity, after deducting preference share dividends of 0.4% for the first quarter of 2019 compared with a 4.0% net return for the first quarter of 2018.

Total shareholders’ equity increased by $61.2 million to $2,717.2 million during the three months ended March 31, 2019. The most significant movements were as follows:

•	a $59.8 million increase in accumulated other comprehensive income which included a $70.4 million net unrealized gain on investments and a $12.2 million net loss in foreign currency translation; and

•
a $0.8 million increase in retained earnings for the period primarily related to a $10.6 million net income, offset by the payment of $7.6 million of preference share dividends and a $2.4 million charge recognized upon adoption of ASU 2016-2, “Leases (Topic 842).

Ordinary shareholders’ equity as at March 31, 2019 and December 31, 2018 were:

	As at March 31, 2019	As at December 31, 2018
	($ in millions, except for share amounts)
Total shareholders’ equity	$2,717.2	$2,656.0
Preference shares less issue expenses	(511.9)	(511.9)
Non-controlling interests	(3.5)	(3.7)
Net assets attributable to ordinary shareholders	$2,201.8	$2,140.4
Issued ordinary shares	60,395,839	59,743,156
Completion of Merger
On February 15, 2019, the Company completed its previously announced merger with Highlands Merger Sub, Ltd. (“Merger Sub”), a wholly owned subsidiary of Highlands Holdings, Ltd. (“Parent”). Pursuant to the Agreement and Plan of Merger, dated as of August 27, 2018, by and among the Company, Parent and Merger Sub (the “Merger Agreement”), and the statutory merger agreement required in accordance with Section 105 of the Bermuda Companies Act 1981, as amended (the “Companies Act”), by and among the Company, Parent and Merger Sub, dated as of February 15, 2019, Merger Sub merged with and into the Company in accordance with the Companies Act (the “Merger”), with the Company continuing as the surviving company and as a wholly owned subsidiary of Parent. Parent, a Bermuda exempted company, is an affiliate of certain investments funds managed by affiliates of Apollo Global Management, LLC, a leading global investment manager (collectively with its subsidiaries, “Apollo”).
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than ordinary shares owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent, Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings.
In connection with the consummation of the Merger, the Company’s ordinary shares ceased trading on the New York Stock Exchange (the “NYSE”) prior to the opening of trading on February 15, 2019. Each of the Company’s issued and outstanding 5.95% Fixed-to-Floating Rate Perpetual Non-Cumulative Preference Shares and 5.625% Perpetual Non-Cumulative Preference Shares (collectively, the “Preference Shares”) remained issued and outstanding following the Merger, listed on the NYSE and entitled to the same dividend and all other preferences, privileges, rights, qualifications, limitations and restrictions set forth in the applicable certificate of designation. For information on the treatment of the Company’s outstanding equity awards in connection with the Merger, refer to Note 14 of the unaudited condensed consolidated financial statements in this report.
Additional information about the Merger is set forth in the Company’s Current Report on Form 8-K filed with the United States Securities and Exchange Commission (the “SEC”) on February 15, 2019 and the exhibits thereto, and on August 28, 2018 and the exhibits thereto, including the Merger Agreement, and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on November 6, 2018.
Application of Critical Accounting Policies
Our unaudited condensed consolidated financial statements are based on the selection of accounting policies and require management to make significant estimates and assumptions. Some of the more critical judgments in the areas of accounting estimates and assumptions that affect our financial condition and results of operations are related to insurance reserves, premiums receivable in respect of assumed reinsurance, the fair value of derivatives and the value of investments, including the extent of any other-than-temporary impairment. With the exception of the Company adopting the new lease accounting standard, ASU 2016-2, “Leases (Topic 842), as detailed in Note 2 in our unaudited condensed consolidated financial statements contained in this report, there have been no changes to significant accounting policies from those disclosed in the Company’s 2018 Annual Report on Form 10-K filed with the SEC. For a detailed discussion of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” in our 2018 Annual Report on Form 10-K filed with the SEC and the notes to the unaudited condensed consolidated financial statements contained in this report.

Results of Operations for the Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018
The following is a discussion and analysis of our consolidated results of operations for the three months ended March 31, 2019 and 2018, starting with a summary of our consolidated results and followed by a segmental analysis.
Total Income Statement
Our statements of operations consolidate the underwriting results of our two business segments and include certain other revenue and expense items that are not allocated to business segments.
Gross written premiums. Gross written premiums decreased by $103.0 million, or 9.2%, in the first quarter of 2019 compared to the first quarter of 2018. Gross written premiums from our reinsurance segment decreased by $85.1 million, or 13.6%, in the first quarter of 2019 compared to the first quarter of 2018 due to reductions in property catastrophe reinsurance, specialty reinsurance and casualty reinsurance. Gross written premiums from our insurance segment decreased by $17.9 million, or 3.6%, in the first quarter of 2019 compared to the first quarter of 2018 due to reductions in marine, aviation and energy insurance lines and property and casualty insurance lines.
The table below shows our gross written premiums and the percentage change in gross written premiums for each business segment for the three months ended March 31, 2019 and 2018:

Business Segment	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% increase/(decrease)
	($ in millions)	($ in millions)
Reinsurance	$538.4	$623.5	(13.6)%
Insurance	475.4	493.3	(3.6)%
Total	$1,013.8	$1,116.8	(9.2)%
Ceded reinsurance. Total reinsurance ceded in the first quarter of 2019 was $396.2 million, a decrease of $85.1 million from the first quarter of 2018. Ceded reinsurance costs decreased by $29.4 million in our insurance segment primarily due to a reduction in the proportion of business ceded on our financial and professional insurance lines. Ceded reinsurance costs decreased by $55.7 million in our reinsurance segment primarily due to a reduction in the proportion of business ceded from our specialty reinsurance lines. The changes in our reinsurance program increased our retention ratio (defined as net written premium as a percentage of gross written premium) by 4.0 percentage points to 60.9% in the first quarter of 2019 compared to 56.9% in the first quarter of 2018.
Net premiums earned. Net premiums earned in the first quarter of 2019 decreased by 4.3% from the first quarter of 2018 primarily as a result of a $25.6 million decrease in gross earned premiums.
Losses and loss adjustment expenses. The loss ratio for the quarter increased by 3.0 percentage points from 58.1% in the first quarter of 2018 to 61.1% in the first quarter of 2019. The increase in the loss ratio was largely due to a $45.3 million decrease in net favorable development on prior year loss reserves, partially offset by an $11.7 million decrease in catastrophe losses and an $8.1 million decrease in large losses.
In the reinsurance segment, the loss ratio for the three months ended March 31, 2019 of 59.9% was broadly in line with 59.1% in the equivalent period in 2018. In the first quarter of 2019, the reinsurance segment experienced $10.7 million of catastrophe losses, net of reinsurance recoveries, from weather-related events. In the equivalent quarter of 2018, the reinsurance segment experienced $14.8 million of catastrophe losses, net of reinsurance recoveries, including $3.9 million from Storm Friederike and $10.9 million from other weather-related events. In the first quarter of 2019, we had $14.3 million of fire-related large losses, compared to $11.0 million of large losses in the first quarter of 2018 consisting of an $8.1 million fire-related loss and a $2.9 million trade credit loss. Reserve releases of $8.7 million for the current quarter in the reinsurance segment were predominantly from our other property reinsurance and specialty reinsurance while releases of $7.5 million in the comparative period in 2018 were predominantly from property reinsurance. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
In the insurance segment, the loss ratio increased to 62.5% in the first quarter of 2019 from 57.1% in the first quarter of 2018. In the first quarter of 2019, we experienced $1.8 million of catastrophe losses, net of reinsurance recoveries, from weather-related events. In the equivalent quarter of 2018, we experienced $9.4 million of catastrophe losses, net of reinsurance recoveries, from weather-related events in the U.S. and the U.K. In the first quarter of 2019, we had no large losses compared to $11.4 million of large losses in the first quarter of 2018 consisting of a $6.6 million trade credit loss and $4.8 million fire-related loss. Prior year reserve releases in the insurance segment decreased from a $30.2 million release in the first quarter of 2018 to $16.3 million of strengthening in the current period. Reserve strengthening in the current quarter was driven by marine, energy and construction liability lines offsetting a release in financial and professional insurance lines. Releases in the comparative quarter in 2018 were from all business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
We monitor the ratio of losses and LAE to net earned premium (the “loss ratio”) as a measure of relative underwriting performance where a lower ratio represents a better result than a higher ratio. The tables below show our loss ratios including and excluding the impact from catastrophe losses to aid in the analysis of the underlying performance of our business segments. For this purpose, we have defined catastrophe losses in the first quarter 2019 as losses associated with weather-related events. We defined catastrophe losses in the first quarter of 2018 as losses associated with Storm Friederike and other weather-related events. The total loss ratio represents the calendar year U.S. GAAP loss ratio. The current year adjustments represent the effect on the loss ratio of net losses and reinstatement premiums, if any, from catastrophe loss events.

For the Three Months Ended March 31, 2019	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	59.9%	(3.9)%	56.0%
Insurance	62.5%	(0.8)%	61.7%
Total	61.1%	(2.4)%	58.7%

For the Three Months Ended March 31, 2018	Total Loss Ratio	Current Year Adjustments	Loss Ratio Excluding Current Year Adjustments
Reinsurance	59.1%	(5.2)%	53.9%
Insurance	57.1%	(3.7)%	53.4%
Total	58.1%	(4.5)%	53.6%
Expense ratio. We monitor the ratio of expenses to net earned premium (the “expense ratio”) as a measure of the cost effectiveness of our amortization of deferred policy acquisition costs and general, administrative and corporate expenses. The table below splits the net expense ratio between the amortized deferred policy acquisition costs, general, administrative and corporate expenses and the effect of reinsurance for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
Ratios Based on Gross Earned Premium	Reinsurance	Insurance	Total	Reinsurance	Insurance	Total
Gross policy acquisition expense ratio	21.0%	18.8%	19.8%	18.0%	18.3%	18.2%
Effect of ceded reinsurance	1.6	(7.8)	(2.5)	1.8	(4.4)	(1.2)
Net policy acquisition expense ratio	22.6%	11.0%	17.3%	19.8%	13.9%	17.0%

Gross general, administrative and corporate expense ratio (1)	8.1	12.3	16.8	8.4	13.6	14.4
Effect of ceded reinsurance premiums	1.7	12.9	10.1	2.8	11.7	8.3
Net general and administrative expense ratio	9.8%	25.2%	26.9%	11.2%	25.3%	22.7%

Total net expense ratio	32.4%	36.2%	44.2%	31.0%	39.2%	39.7%

(1)	The total group general and administrative expense ratio includes corporate and non-operating expenses.
The net policy acquisition expense ratio for the first quarter of 2019 was largely unchanged from the first quarter of 2018. The increase in the net policy acquisition expense ratio in the reinsurance segment was primarily due to an increase in profit commission in other property reinsurance. The reduction in the net policy acquisition expense ratio in the insurance segment was due to an increase in over-rider commissions in property and casualty insurance lines.
General, administrative and corporate expenses increased by $16.3 million from $121.0 million in the first quarter of 2018 to $137.3 million in the first quarter of 2019. The total general, administrative and corporate expense ratio, before the effect of reinsurance, for the first quarter of 2019 increased by 2.4 percentage points from the first quarter 2018 due predominantly to the recognition of $29.8 million of charges related to the Merger partially offset by a $2.7 million decrease in other non-operating costs which includes costs associated with the Effectiveness and Efficiency Program. The reduction in operating and administration expenses in both business segments was due to a reduction in accruals for performance-related pay.

Net investment income. Net investment income for the first quarter of 2019 was $51.5 million, an 8.9% increase compared to $47.3 million in the first quarter of 2018 due to an increase in income from our fixed income portfolios and investment in Other Investments.
Change in fair value of derivatives. During the three months ended March 31, 2019, we entered into fixed for floating interest rate swaps with a total notional amount of $3,318.0 million due to mature between January 18, 2021 and January 18, 2034. The interest rate swaps are used in the ordinary course of our investments activities to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio. In the three months ended March 31, 2019, we experienced a loss of $50.2 million (2018 — $Nil) in respect of interest rate swaps, a loss of $3.1 million (2018 — gain of $23.5 million) in respect of foreign exchange contracts not designated as hedging instruments due predominantly to changes in exchange rates between the U.S. Dollar, the Euro and British Pound and a gain of $0.4 million (2018 — gain of $1.7 million) in respect of foreign exchange contracts designated as hedging instruments.
Income before tax. In the first quarter of 2019, income before tax was $6.2 million (2018 — income of $34.4 million) consisting of the amounts set out in the table below:

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	($ in millions)
Underwriting income	$24.4	$37.3
Corporate expenses	(11.9)	(13.7)
Amortization and non-recurring expenses	(39.2)	(12.1)
Net other income	0.8	0.9
Net investment income	51.5	47.3
Change in fair value of derivatives	(53.3)	23.5
Change in fair value of loan notes issued by variable interest entities	(1.5)	1.0
Realized and unrealized investment gains	42.0	100.6
Realized and unrealized investment (losses)	(6.2)	(138.3)
Net realized and unrealized foreign exchange gains/(losses)	5.1	(4.7)
Interest expense	(5.5)	(7.4)
Income before tax	$6.2	$34.4
Realized and unrealized investment (losses)/gains. Total realized and unrealized investment gains recorded in the statement of operations for the three months ended March 31, 2019 were $35.8 million (2018 — $37.7 million losses). For more detail, please refer to Note 6 of the unaudited condensed consolidated financial statements contained in this report.
Taxes. Income tax benefit for the three months ended March 31, 2019 was $4.4 million (2018 — $3.6 million expense). The decrease in the tax expense for the three months ended March 31, 2019 was due to a tax benefit in respect of prior year U.K. tax estimates, a reduction in income before tax and a reduction in U.S. Base Erosion Anti-abuse Tax (“BEAT”) on premium ceded from U.S. subsidiaries to non-U.S. related parties. For further information, refer to Part I, Item 1A, “Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC.
The effective tax rate for the year is subject to revision in future periods if circumstances change and depends on the relative profitability of those parts of business underwritten in Bermuda (where the rate of tax on corporate profits is zero), the United Kingdom (where the corporation tax rate is 19% and will be reduced to 17% effective April 1, 2020) and the United States (where the federal income tax rate is 21%).
Net income after tax. Net income after tax for the three months ended March 31, 2019 was $10.6 million (2018 — $30.8 million).
Other comprehensive income. We recorded a $59.8 million increase in our total other comprehensive income for the three months ended March 31, 2019 (2018 — reduction of $83.2 million), net of taxes. The increase was mainly due to a $70.4 million net unrealized gain in the available for sale investment portfolio (2018 — $77.4 million net unrealized loss), a $12.2 million net unrealized loss in foreign currency translation (2018 — $6.5 million net unrealized loss) and a $1.6 million net gain in the value of hedged foreign exchange contracts (2018 — $0.7 million net increase).
Non-controlling interest. In the three months ended March 31, 2019, we recorded a decrease of $0.2 million (2018 — $0.2 million increase) in the amount owed to the non-controlling interest in respect of Aspen Risk Management Limited.
Dividends. Dividends paid on our ordinary and preference shares in the three months ended March 31, 2019 were $Nil and $7.6 million, respectively (2018 — $14.3 million and $7.6 million). Pursuant to the Merger Agreement, prior to the Merger we were restricted from declaring or paying any dividends other than the quarterly dividend on our ordinary shares that were previously declared and publicly announced prior to the date of the Merger Agreement and periodic cash dividends on the Preference Shares in accordance with the terms of the applicable certificate of designation. At the effective time of the Merger, each issued and outstanding ordinary share of the Company (other than ordinary shares owned by the Company as treasury shares, owned by any subsidiary of the Company or owned by Parent, Merger Sub or any subsidiary thereof) was automatically canceled and converted into the right to receive $42.75 in cash, without interest and less any required tax withholdings. For information on the treatment of our outstanding equity awards in connection with the Merger, refer to Note 14 of the unaudited condensed consolidated financial statements in this report.

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
Please refer to the tables in Note 5 in our unaudited condensed consolidated financial statements included in this report for a summary of gross and net written and earned premiums, underwriting results and combined ratios and reserves for our two business segments for the three months ended March 31, 2019 and 2018. The contributions of each business segment to gross written premiums in the three months ended March 31, 2019 and 2018 were as follows:

	Gross Written Premiums
Business Segment	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	($ in millions)	(% of total)	($ in millions)	(% of total)
Reinsurance	$538.4	53.1%	$623.5	55.8%
Insurance	475.4	46.9	493.3	44.2
Total	$1,013.8	100.0%	$1,116.8	100.0%

Reinsurance
The reinsurance segment consists of property catastrophe reinsurance, other property reinsurance, casualty reinsurance and specialty reinsurance. For a more detailed description of this segment, see Part I, Item 1, “Business — Business Segments — Reinsurance” in the Company’s 2018 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our reinsurance segment decreased by 13.6% in the three months ended March 31, 2019 compared to the three months ended March 31, 2018. The table below shows the gross written premiums and the percentage change in gross written premiums for each line of business for the three months ended March 31, 2019 and 2018:

Lines of Business	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% increase/(decrease)
	($ in millions)	($ in millions)
Property catastrophe reinsurance	$120.9	$151.2	(20.0)%
Other property reinsurance	104.8	104.8	—%
Casualty reinsurance	131.4	143.3	(8.3)%
Specialty reinsurance	181.3	224.2	(19.1)%
Total	$538.4	$623.5	(13.6)%
The decrease in property catastrophe reinsurance gross written premiums was due to action taken to reduce exposures and optimize the portfolio. The decrease in casualty reinsurance gross written premiums was largely a result of the prior year benefiting from favourable adjustments to premium estimates. The decrease in specialty reinsurance gross written premiums was largely due to the fronting arrangement written as part of the sale of AgriLogic ceasing and portfolio optimization on our credit and surety lines.
Losses and loss adjustment expenses. The loss ratio for the three months ended March 31, 2019 was 59.9% compared to 59.1% in the equivalent period in 2018. The increase in the loss ratio for the quarter was largely due to a $5.6 million decrease in net earned premiums and a $3.3 million increase in large losses, partially offset by a $4.1 million decrease in catastrophe losses and a $1.2 million increase in prior year reserve releases.
In the first quarter of 2019, we experienced $10.7 million catastrophe losses, net of reinsurance recoveries, from weather-related events. In the first quarter of 2018, we experienced $14.8 million of catastrophe losses, net of reinsurance recoveries, including $3.9 million from Storm Friederike and $10.9 million from other weather-related events. In the first quarter of 2019, we had $14.3 million of fire-related large losses, compared to $11.0 million of large losses in the first quarter of 2018 consisting of an $8.1 million fire-related loss and a $2.9 million trade credit loss.
Prior year reserve releases in the reinsurance segment increased marginally from $7.5 million in the first quarter of 2018 to $8.7 million in the current period. Prior year reserve releases for the current quarter were predominantly from our other property reinsurance and specialty reinsurance lines, while in the comparative period in 2018 were predominantly from our other property reinsurance lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $62.6 million for the three months ended March 31, 2019, equivalent to 22.6% of net earned premiums, compared to $55.9 million, or 19.8% of net earned premiums, for the equivalent period in 2018. The increase in the acquisition expense ratio was mainly attributable to an increase in profit commission in other property reinsurance. In the three months ended March 31, 2019, general and administrative expenses reduced to $27.2 million compared with $31.6 million in the equivalent period in 2018 primarily due to a decrease in accruals for performance-related pay. The general and administrative expense ratio decreased to 9.8% in the first quarter of 2019 from 11.2% in the equivalent period in 2018 due to the reduction in expenses and the decrease in net earned premiums.

Insurance
The insurance segment consists of property and casualty insurance, marine, aviation and energy insurance and financial and professional lines insurance. For a more detailed description of this segment, see Part I, Item 1 “Business — Business Segments — Insurance” in our 2018 Annual Report on Form 10-K filed with the SEC.
Gross written premiums. Gross written premiums in our insurance segment decreased by 3.6% in the first quarter of 2019 compared to the three months ended March 31, 2018. The table below shows our gross written premiums and the percentage change in gross written premiums for each line of business for the three months ended March 31, 2019 and 2018:

Lines of Business	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018	% increase/(decrease)
	($ in millions)	($ in millions)
Property and casualty insurance	$206.7	$231.3	(10.6)%
Marine, aviation and energy insurance	87.0	101.5	(14.3)%
Financial and professional lines insurance	181.7	160.5	13.2%
Total	$475.4	$493.3	(3.6)%

The decrease in property and casualty insurance gross written premiums was largely attributable to a decrease in U.S. property business following repositioning of the portfolio, and decreases in U.K. regional and U.S. primary casualty business lines. The decrease in gross written premiums in marine, aviation and energy insurance was largely attributable to reductions in aviation and Lloyd’s marine hull following the decision to exit these lines in the third quarter of 2018. The increase in gross written premiums in financial and professional lines was largely attributable to growth in U.S. professional lines with smaller increases in management liability and accident and health offsetting reductions in crisis management business lines.
Losses and loss adjustment expenses. The loss ratio increased to 62.5% in the first quarter of 2019 from 57.1% in the first quarter of 2018 largely due to a $17.3 million decrease in net earned premiums, partially offset by a $7.6 million decrease in catastrophe losses and an $11.4 million decrease in large losses.
In the first quarter of 2019, we experienced $1.8 million of catastrophe losses, net of reinsurance recoveries, from weather-related events, compared to $9.4 million of U.S. and U.K. weather-related events in the first quarter of 2018. In the first quarter of 2019, we had no large losses compared with $11.4 million of large losses in the first quarter of 2018 consisting of a $6.6 million trade credit loss and a $4.8 million fire-related loss.
Prior year reserve releases decreased from a $30.2 million release in the first quarter of 2018 to $16.3 million of strengthening in the first quarter of 2019. Reserve strengthening in the first quarter of 2019 was from marine, aviation and energy lines. In the comparative quarter in 2018, releases were from all business lines. Further information relating to the movement of prior year reserves is found below under “Reserves for Losses and Loss Adjustment Expenses.”
Policy acquisition, general and administrative expenses. Amortization of deferred policy acquisition costs was $25.6 million for the three months ended March 31, 2019, equivalent to 11.0% of net earned premiums, compared to $34.9 million, or 13.9% of net earned premiums, in the first quarter of 2018. The reduction in acquisition ratio was largely due to an increase in over-rider commissions on property and casualty insurance lines. General and administrative expenses decreased by $4.6 million from $63.6 million in the first quarter of 2018 to $59.0 million in the first quarter of 2019 due primarily to a reduction in accruals for performance-related pay.

Cash and Investments
Total cash and investments were $7.8 billion as at March 31, 2019 and December 31, 2018. The composition of our investment portfolio is summarized below:

	As at March 31, 2019		As at December 31, 2018
	Estimated Fair Value	Percentage of Total Cash and Investments	Estimated Fair Value	Percentage of Total Cash and Investments
	($ in millions except for percentages)
Fixed income securities — available for sale
U.S. government	$1,359.2	17.5%	$1,404.2	17.9%
U.S. agency	39.5	0.5	47.4	0.6
Municipal	48.2	0.6	47.2	0.6
Corporate	2,162.6	27.9	2,206.2	28.3
Non-U.S. government-backed corporate	98.3	1.3	93.2	1.2
Non-U.S. government	361.6	4.7	402.6	5.1
Asset-backed	16.1	0.2	17.3	0.2
Agency mortgage-backed	955.0	12.3	1,012.6	12.9
Total fixed income securities — available for sale	$5,040.5	65.0%	$5,230.7	66.8%
Fixed income securities — trading
U.S. government	218.8	2.8	147.7	1.9
Municipal	3.0	—	2.7	—
Corporate	763.9	9.8	720.2	9.2
Non-U.S. government	252.5	3.3	265.4	3.4
Asset-backed	2.3	—	2.4	—
Agency mortgage-backed	48.8	0.6	49.4	0.6
Total fixed income securities — trading	$1,289.3	16.5%	$1,187.8	15.1%
Total investments, equity method	67.0	0.9	67.1	0.9
Total other investments (1)	104.0	1.3	102.5	1.3
Total catastrophe bonds — trading	38.1	0.5	36.2	0.5
Total short-term investments — available for sale	160.9	2.1	105.6	1.3
Total short-term investments — trading	81.0	1.0	9.5	0.1
Total cash and cash equivalents	975.9	12.7	1,083.7	14.0
Total cash and investments	$7,756.7	100.0%	$7,823.1	100.0%

(1)	Total other investments represents our investment in a real estate fund. For further information, refer to Note 6 of the unaudited condensed consolidated financial statements contained in this report.
Fixed Income Securities. As at March 31, 2019, the average credit quality of our fixed income portfolio was “AA-,” with 89.1% of the portfolio rated “A” or higher. As at December 31, 2018, the average credit quality of our fixed income portfolio was “AA-,” with 88.3% of the portfolio rated “A” or higher. Where the credit ratings were split between the two main rating agencies, S&P and Moody’s, the lower rating was used. Our fixed income portfolio duration as at March 31, 2019 was 3.54 years compared to 3.54 years as at December 31, 2018, excluding the impact of the interest rate swaps.
Mortgage-Backed Securities. As at March 31, 2019, our mortgage-backed portfolio contained agency mortgage-backed securities rated “AA+” with a fair value of $1.0 billion.

Equity Securities. Equity securities consisted of U.S. and foreign equity securities and were held in the trading portfolio. In the first quarter of 2018 we took advantage of rising equity markets and sold our remaining equity portfolio. The total investment return from the trading equity portfolios for the three months ended March 31, 2019 and 2018 was as follows:

	For the Three Months Ended
Trading Equity Portfolio	March 31, 2019	March 31, 2018
	($ in millions)
Dividend income	$—	$1.2
Net realized investment gains	—	69.4
Net unrealized (losses), gross of tax	—	(75.7)
Net realized foreign exchange gains	—	4.8
Net unrealized foreign exchange (losses)	—	(0.5)
Total investment return from the trading equity portfolio	$—	$(0.8)
Interest rate swaps. In the period ended March 31, 2019, we entered into a $3.3 billion interest rate swaps program to partially mitigate the negative impact of rises in interest rates on the market value of our fixed income portfolio.  During the quarter, our interest rate swap positions experienced a loss of $50.2 million.  Our interest rate swap position reduces the duration of the fixed income portfolio from 3.54 years to 1.45 years and the duration of the aggregate portfolio from 3.17 years to 1.18 years.

Reserves for Losses and Loss Adjustment Expenses
As at March 31, 2019, we had total net loss and loss adjustment expense reserves of $4,877.4 million (December 31, 2018 — $4,996.6 million). This amount represented our selected reserves for the ultimate liability for payment of losses and loss adjustment expenses. The following tables analyze gross and net loss and loss adjustment expense reserves by business segment as at March 31, 2019 and December 31, 2018, respectively:

	As at March 31, 2019
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,283.8	$(412.3)	$2,871.5
Insurance	3,716.5	(1,710.6)	2,005.9
Total losses and loss expense reserves	$7,000.3	$(2,122.9)	$4,877.4

	As at December 31, 2018
Business Segment	Gross	Reinsurance Recoverable	Net
	($ in millions)
Reinsurance	$3,309.8	$(466.2)	$2,843.6
Insurance	3,764.4	(1,611.4)	2,153.0
Total losses and loss expense reserves	$7,074.2	$(2,077.6)	$4,996.6

For the three months ended March 31, 2019, there was a $7.6 million increase of our estimate of the ultimate net claims to be paid in respect of prior accident years. Below is an analysis of this increase by business segment for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended
Business Segment	March 31, 2019	March 31, 2018
	($ in millions)
Reinsurance	$8.7	$7.5
Insurance	(16.3)	30.2
Total losses and loss expense reserves (increase)/reductions	$(7.6)	$37.7

The key elements which gave rise to the net adverse development during the three months ended March 31, 2019 were as follows:
Reinsurance. Net reserve releases were $8.7 million in the current quarter as a result of favorable development in other property reinsurance, specialty reinsurance and casualty reinsurance, partially offset by strengthening in property catastrophe reinsurance in connection with Typhoon Jebi.
Insurance. Net reserve strengthening of $16.3 million in the current quarter was mainly as a result of unfavorable development in marine, aviation and energy lines, driven by marine, energy and construction liability lines, and property, casualty and programs lines, offsetting a release in financial and professional insurance lines.
For a more detailed description see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Reserves for Losses and Loss Adjustment Expenses” included in our 2018 Annual Report on Form 10-K filed with the SEC.

Capital Management
The following table shows our capital structure as at March 31, 2019 compared to December 31, 2018:

	As at March 31, 2019	As at December 31, 2018
	($ in millions)
Share capital, additional paid-in capital, retained income and accumulated other comprehensive income attributable to ordinary shareholders	$2,205.3	$2,144.1
Preference shares (liquidation preferences net of issue costs)	511.9	511.9
Long-term debt	424.7	424.7
Loan Notes issued by Silverton(1)	5.9	4.6
Total capital	$3,147.8	$3,085.3

(1)	We do not consider the Loan Notes issued by Silverton to be part of our permanent capital as the noteholders have no recourse to the other assets of the Company.
As at March 31, 2019, total shareholders’ equity was $2,717.2 million compared to $2,656.0 million as at December 31, 2018. Our total shareholders’ equity as at March 31, 2019 included two classes of preference shares with a total value as measured by their respective liquidation preferences of $511.9 million net of share issuance costs (December 31, 2018 — $511.9 million, two classes of preference shares).
The Preference Shares are classified in our balance sheet as equity but may receive a different treatment in some cases under the capital adequacy assessments made by certain rating agencies. Preference shares are often referred to as “hybrids” because they have certain attributes of both debt and equity. We monitor the ratio of the total of debt and hybrids to total capital, with total capital being defined as shareholders’ equity plus outstanding debt and excluding Loan Notes issued by Silverton. As at March 31, 2019, this ratio was 29.8% (December 31, 2018 — 30.4%).
Our $300 million 4.650% Senior Notes due 2023 and $125.0 million 6.00% Senior Notes due 2020 are the only material debt issued by Aspen Holdings currently outstanding. As at March 31, 2019 and December 31, 2018, the value of the debt less amortization expenses was $424.7 million and $424.7 million, respectively. Management monitors the ratio of debt to total capital which was 13.5% as at March 31, 2019 (December 31, 2018 — 13.8%).

In addition, we have also reported Loan Notes issued by Silverton. The fair value of the Loan Notes issued by Silverton as at March 31, 2019 was $5.9 million (December 31, 2018 — $4.6 million). For further information relating to Silverton, refer to Note 7 of the “Notes to the Audited Consolidated Financial Statements” in the Company’s 2018 Annual Report on Form 10-K filed with the SEC and Note 7 of the unaudited condensed consolidated financial statements contained in this report.
Access to Capital. Our business operations are in part dependent on our financial strength and the market’s perception thereof, as measured by total shareholders’ equity, which was $2,717.2 million as at March 31, 2019 (December 31, 2018 — $2,656 million). We believe our financial strength provides us with the flexibility and capacity to obtain funds through debt or preferred equity financing. Our continuing ability to access capital is dependent on, among other things, our operating results, market conditions and our perceived financial strength. We regularly monitor our capital and financial position, as well as investment and securities market conditions. Our preference shares are listed on the New York Stock Exchange.
Liquidity
Liquidity is a measure of a company’s ability to generate cash flows sufficient to meet short-term and long-term cash requirements of its business operations. Management monitors the liquidity of Aspen Holdings and of each of its Operating Subsidiaries and arranges credit facilities to enhance short-term liquidity resources on a stand-by basis.
Aspen Insurance Holding Company. We monitor the ability of Aspen Holdings to service debt, finance dividend payments to ordinary and preference shareholders and provide financial support to the Operating Subsidiaries. As at March 31, 2019, Aspen Holdings held $90.6 million of cash, cash equivalents and investments (December 31, 2018 — $59.3 million). Management considers the current cash, cash equivalents and investments taken and dividends declared or expected to be declared by subsidiary companies and our credit facilities to be sufficient to appropriately satisfy the liquidity requirements of Aspen Holdings. Aspen Holdings’ liquidity depends on dividends, capital distributions and interest payments from our Operating Subsidiaries. Aspen Holdings also has recourse to the credit facility described under “Letter of Credit Facilities” below.
The ability of our Operating Subsidiaries to pay dividends or other distributions is subject to the laws and regulations applicable to each jurisdiction, as well as the Operating Subsidiaries’ need to maintain adequate capital to maintain their insurance and reinsurance operations and their financial strength ratings issued by independent rating agencies. In line with usual market practice for regulated institutions, the Prudential Regulation Authority (the “PRA”), the regulatory agency which oversees the prudential regulation of insurance companies in the U.K., such as Aspen U.K., previously requested that it be afforded the opportunity to provide a prior “non-objection” to all future dividend payments made by Aspen U.K. The PRA has stated that they no longer routinely require Aspen U.K. to apply for a non-objection to dividends provided such dividend payment and Aspen U.K.’s resulting capital position are within Aspen U.K.’s board-approved solvency capital risk appetite.
For a further discussion of the various restrictions on our ability and our Operating Subsidiaries’ ability to pay dividends, see Part I, Item 1 “Business — Regulatory Matters” in our 2018 Annual Report on Form 10-K filed with the SEC. For a more detailed discussion of our Operating Subsidiaries’ ability to pay dividends, see Note 15 of the “Notes to the Audited Consolidated Financial Statements” in our 2018 Annual Report on Form 10-K filed with the SEC.
Operating Subsidiaries. As at March 31, 2019, the Operating Subsidiaries held $917.3 million (December 31, 2018 — $930.4 million) in cash and short-term investments that are readily realizable securities. Management monitors the value, currency and duration of cash and investments held by the Operating Subsidiaries to ensure that they are able to meet their insurance and other liabilities as they become due and was satisfied that there was a comfortable margin of liquidity as at March 31, 2019 and for the foreseeable future.
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

The liquidity of our Operating Subsidiaries is also affected by the terms of our contractual obligations to policyholders and by undertakings to certain regulatory authorities to facilitate the issue of letters of credit or maintain certain balances in trust funds for the benefit of policyholders. For more information on these arrangements, including a table showing the forms of collateral or other security provided in respect of these obligations and undertakings, see Note 19(a) of the “Notes to the Audited Consolidated Financial Statements” in our 2018 Annual Report on Form 10-K filed with the SEC.
Consolidated Cash Flows for the Three Months Ended March 31, 2019. Total net cash flow used in operations for the three months ended March 31, 2019 was $179.5 million, a $56.7 million increase from the $122.8 million of cash flow used in operating activities in the comparative period in 2018. The increase in cash flow used in operations is mainly attributable to a reduction in realized investment gains compared to the prior period. For the three months ended March 31, 2019, the cash flow used in operations required funds to be realized from the investment portfolio to provide a sufficiency of liquidity to meet our operating requirements.
Letter of Credit Facilities. For information relating to our credit facilities, refer to Note 17 of the unaudited condensed consolidated financial statements contained in this report.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations under long-term debt, operating leases (net of subleases) and reserves relating to insurance and reinsurance contracts as at March 31, 2019:

	2019	2020	2021	2022	2023	Later Years	Total
	($ in millions)
Operating Lease Obligations	$12.9	$14.2	$11.8	$9.4	$8.9	$64.5	$121.7
Long-Term Debt Obligations(1)	—	125.0	—	—	300.0	—	425.0
Reserves for losses and LAE(2)	840.5	1,920.5	1,067.3	694.2	473.3	2,004.5	7,000.3
Total	$853.4	$2,059.7	$1,079.1	$703.6	$782.2	$2,069.0	$7,547.0

(1)
The long-term debt obligations disclosed above do not include $21.5 million of annual interest payments on our outstanding senior notes or dividends payable to holders of our preference shares or the Loan Notes issued by Silverton in the amount of $5.9 million.

(2)
In estimating the time intervals into which payments of our reserves for losses and loss adjustment expenses fall, as set out above, we utilized actuarially assessed payment patterns. By the nature of the insurance and reinsurance contracts under which these liabilities are assumed, there can be no certainty that actual payments will fall in the periods shown above and there could be a material acceleration or deceleration of claims payments depending on factors outside our control. The total amount of payments in respect of our reserves, as well as the timing of such payments, may differ materially from our current estimates for the reasons set out in our 2018 Annual Report on Form 10-K under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies — Reserves for Losses and Loss Expenses” filed with the SEC and due to the factors set out in this report under “Cautionary Statement Regarding Forward-Looking Statements” below.

Further information on operating leases is given in Item 2, “Properties” in our 2018 Annual Report on Form 10-K filed with the SEC. For a discussion of our derivative instruments, refer to Note 10 to our unaudited condensed consolidated financial statements included in this report.
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

We also seek to take into account the projected impact of inflation on the likely actions of central banks in the setting of short-term interest rates and consequent effects on the yields and prices of fixed income securities. As at March 31, 2019, we consider that although inflation is currently low, there is a risk that inflation, interest rates and bond yields may rise, resulting in a decrease in the market value of certain of our fixed interest investments.
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
All forward-looking statements rely on a number of assumptions, estimates and data concerning future results and events and are subject to a number of risks, uncertainties, assumptions and other factors, many of which are outside Aspen’s control, that could cause actual results to differ materially from such statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements. We believe that these factors include, but are not limited to, those set forth under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the Securities and Exchange Commission, including, but not limited to, the following:

•
operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, reinsurers or suppliers) may be greater than expected following the consummation of the Merger;

•	the amount of the costs, fees, expenses and other charges related to the Merger may be greater than expected;

•
our controlling shareholder owns all of our ordinary shares and has the power to determine the affairs of the Company, including in ways not favorable to the interests of holders of the Preference Shares;

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

•	consolidation in the insurance and reinsurance industry;

•	our ability to declare dividends, or to arrange banking facilities as a result of prevailing market conditions, the level of catastrophes or other losses or changes in our financial results;

•
changes in general economic conditions, including inflation, deflation, foreign currency exchange rates, interest rates and other factors that could affect our interest rate swaps program and our overall financial results;

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

	As at March 31, 2019	As at December 31, 2018
	($ in millions)
Total shareholders’ equity	$2,717.2	$2,656.0
Total non-controlling interest	(3.5)	(3.7)
Total preference shares	(511.9)	(511.9)
Average adjustment	(30.7)	156.8
Average equity	$2,171.1	$2,297.2

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

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
	($ in millions)
Net income	$10.6	$30.8
Add (deduct) after tax income:
Net realized and unrealized investment losses/(gains)	(35.3)	37.8
Net realized and unrealized exchange (gains)/losses	(3.7)	4.1
Changes to the fair value of derivatives	53.4	(19.5)
Amortization and other non-recurring expenses	34.3	9.8
Proportion due to non-controlling interest	0.2	(0.2)
Operating income after tax and non-controlling interest	59.5	62.8
Preference shares dividends	(7.6)	(7.6)
Net income available to ordinary shareholders	$51.9	$55.2

Item 3. Quantitative and Qualitative Disclosures about Market Risk
We believe we are principally exposed to three types of market risk: interest rate risk, foreign currency risk and credit risk.
Interest rates risk. Our investment portfolio consists primarily of fixed income securities. Accordingly, our primary market risk exposure is to changes in interest rates. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, the market value of our fixed income portfolio falls, and the converse is also true. We manage interest rate risk by maintaining a short to medium duration portfolio to reduce the effect of interest rate changes on book value. In addition, we partially mitigate our exposure to interest rate changes by entering into interest rate swaps with financial institution counterparties in the ordinary course of our investment activities. For more information on our interest rate swaps, please refer to Note 10 “Derivative Contracts” in the unaudited condensed consolidated financial statements contained in this report.
As at March 31, 2019, our fixed income portfolio (including cash and accrued interest within the managed portfolios) had an approximate duration of 3.54 years excluding the impact of interest rate swaps. The table below depicts interest rates change scenarios and the effects on our interest rate sensitive invested assets:

Effect of Changes in Interest Rates on Portfolio Given a Parallel Shift in the Yield Curve
Movement in Rates in Basis Points	-100	-50	—	50	100
	($ in millions, except percentages)
Market value	7,046.2	6,926.4	6,806.6	6,686.8	6,567.0
Gain/(loss)	239.6	119.8	—	(119.8)	(239.6)
Percentage of portfolio	3.5%	1.8%	—%	(1.8)%	(3.5)%
Foreign currency risk. Our reporting currency is the U.S. Dollar. The functional currencies of our operations include U.S. Dollars, British Pounds, Euros, Canadian Dollars, Swiss Francs, Australian Dollars and Singaporean Dollars. As at March 31, 2019, 87.5% (December 31, 2018 — 88.3%) of our cash, cash equivalents and investments were held in U.S. Dollars, 5.5% (December 31, 2018 — 5.3%) were in British Pounds and 7.0% (December 31, 2018 — 6.5%) were in other currencies. For the three months ended March 31, 2019, 18.9% (December 31, 2018 — 16.7%) of our gross premiums were written in currencies other than the U.S. Dollar and the British Pound and we expect that a similar proportion will be written in currencies other than the U.S. Dollar and the British Pound in the remainder of 2019.
Other foreign currency amounts are re-measured to the appropriate functional currency and the resulting foreign exchange gains or losses are reflected in the statement of operations. Functional currency amounts of assets and liabilities are then translated into U.S. Dollars. The unrealized gain or loss from this translation, net of tax, is recorded as part of shareholders’ equity. The change in unrealized foreign currency translation gain or loss during the period, net of tax, is a component of comprehensive income. Both the re-measurement and translation are calculated using appropriate historic or current exchange rates for the balance sheets and average exchange rates for the statement of operations. We may experience exchange losses to the extent our foreign currency exposure is not properly managed or otherwise hedged, which in turn would adversely affect our results of operations and financial condition. Taking into account the impact from foreign exchange contracts to manage foreign currency risk, management estimates that a 10% change in the exchange rate between British Pounds and U.S. Dollars as at March 31, 2019 would have impacted net reportable British Pound net assets by approximately $4.1 million for the three months ended March 31, 2019 (December 31, 2018 — approximately $15.9 million).
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
Credit risk. We have exposure to credit risk primarily as a holder of fixed income securities. Our risk management strategy and investment policy is to invest in debt instruments of high credit quality issuers and to limit the amount of credit exposure with respect to particular ratings categories, business sectors and any one issuer. As at March 31, 2019, the average rating of fixed income securities in our investment portfolio was “AA-” (December 31, 2018 — “AA-”).
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
Changes in Internal Control over Financial Reporting
The Company’s management has performed an evaluation, with the participation of the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2019. Based upon that evaluation, the Company’s management is not aware of any change in its internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, the effectiveness of the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors
You should carefully consider the risk factors and all other information set forth in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC and supplemented by the following risk factor and other information in this report. Please refer to the “Cautionary Statement Regarding Forward-Looking Statements” provided above in this report.
Our controlling shareholder owns all of our ordinary shares and has the power to determine the affairs of the Company, including in ways not favorable to the interests of holders of the Preference Shares.
Parent owns 100% of the ordinary shares of the Company. As a result, Parent has power to elect our directors and to determine the outcome of any action requiring shareholder approval. Parent’s interests may differ from the interests of the holders of the Preference Shares and, given Parent’s controlling interest in the Company, circumstances may arise under which it may exercise its control in a manner that is not favorable to the interests of the holders of the Preference Shares.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
For information on the treatment of the Company’s outstanding ordinary shares and equity awards in connection with the Merger, see Notes 13 and 14 of the unaudited condensed Consolidated Financial Statements in this report. The Company did not repurchase any of its ordinary shares during the quarter ended March 31, 2019.
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
For the quarter ended March 31, 2019, we are not aware of any premium apportionment with respect to underwriting insurance or reinsurance activities reportable under Section 13(r). Should any such risks have entered into the stream of commerce covered by the insurance and reinsurance portfolios underlying our treaties, we believe that the premiums associated with such business would be immaterial.

Item 6. Exhibits
(a) The following sets forth those exhibits filed or submitted pursuant to Item 601 of Regulation S-K:

Exhibit Number	Description
2.1
Agreement and Plan of Merger, dated as of August 27, 2018, by and among Company, Parent and Merger Sub (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 28, 2018)

3.1	Altered Memorandum of Association of Aspen Insurance Holdings Limited (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on February 15, 2019)
3.2	Amended and Restated Bye-laws of Aspen Insurance Holdings Limited (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on February 15, 2019)
10.1
Transaction Bonus Letter, dated as of February 15, 2019, by and between the Company and Scott Kirk (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 19, 2019)

10.2
Service Agreement, dated as of February 19, 2019, by and among Mark Cloutier, Aspen Insurance Holdings Limited and Aspen Bermuda Limited (incorporated by reference to Exhibit 10.1 to the Form 10-K/A filed with the SEC on April 29, 2019)

10.3
Settlement Agreement, dated as of March 28, 2019, by and among Charles Christopher O'Kane, Aspen Insurance UK Services Limited and Aspen Insurance Holdings Limited (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.4
Management Consulting Agreement, dated March 28, 2019, between Aspen Insurance Holdings Limited and Apollo Management Holdings, L.P. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 29, 2019)

10.5
Service Agreement, dated November 1, 2010, by and among Aspen Insurance UK Services Limited and Ms. Kate Vacher (incorporated by reference to Exhibit 10.3 to the Form 10-K/A filed with the SEC on April 29, 2019)

10.6
Change of Control Agreement, dated February 25, 2015, by and among Aspen Insurance Holdings Limited, Aspen Insurance UK Services Limited and Ms. Kate Vacher (incorporated by reference to Exhibit 10.4 to the Form 10-K/A filed with the SEC on April 29, 2019)

10.7
International Assignment Letter, dated June 26, 2017, from Aspen Insurance UK Services Limited to Ms. Kate Vacher (incorporated by reference to Exhibit 10.5 to the Form 10-K/A filed with the SEC on April 29, 2019)

10.8
Addendum, dated April 3, 2018, to the Change of Control Agreement, dated February 25, 2015, by and among Aspen Insurance Holdings Limited, Aspen Insurance UK Services Limited and Ms. Kate Vacher (incorporated by reference to Exhibit 10.6 to the Form 10-K/A filed with the SEC on April 29, 2019)

10.9
Employment Agreement, dated October 26, 2015, by and among Aspen Insurance U.S. Services Inc. and Mr. David Cohen (incorporated by reference to Exhibit 10.7 to the Form 10-K/A filed with the SEC on April 29, 2019)

31.1	Officer Certification of Mark Cloutier, Chief Executive Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
31.2	Officer Certification of Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed with this report.
32.1
Officer Certification of Mark Cloutier, Chief Executive Officer of Aspen Insurance Holdings Limited, and Scott Kirk, Chief Financial Officer of Aspen Insurance Holdings Limited, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, submitted with this report.*

101
The following financial information from Aspen Insurance Holdings Limited’s quarterly report on Form 10-Q for the quarter ended March 31, 2019 formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets at March 21, 2019 and December 31, 2018; (ii) Unaudited Condensed Consolidated Statements of Operations and Other Comprehensive Income for the three ended March 31, 2019 and 2018; (iii) Unaudited Condensed Consolidated Statements of Shareholders’ Equity for the three ended March 31, 2019 and 2018; (iv) Unaudited Condensed Consolidated Statements of Cash Flows for the three ended March 31, 2019 and 2018; and (v) Notes to Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text and in detail.*

* As provided in Rule 406T of Regulation S-T, this information is “furnished” herewith and not “filed” for purposes of Sections 11 and 12 of the Securities Act and Section 18 of the Exchange Act. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act unless Aspen Holdings specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASPEN INSURANCE HOLDINGS LIMITED
(Registrant)

Date:	May 8, 2019	By:	/s/ Mark Cloutier
Mark Cloutier
Chief Executive Officer

Date:	May 8, 2019	By:	/s/ Scott Kirk
Scott Kirk
Chief Financial Officer